Form 10-Q
period 2013-03-31
Ellington Residential Mortgage REIT
filed 2013-06-11
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-35896
Ellington Residential Mortgage REIT
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-0687599
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)
53 Forest Avenue
Old Greenwich, CT 06870
(Address of principal executive offices, zip code)
(203) 698-1200
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filers" "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 7, 2013
Common Shares of Beneficial Interest, $0.01 par value per share	9,133,378

ELLINGTON RESIDENTIAL MORTGAGE REIT
FORM 10-Q

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2013	December 31, 2012
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$20,098	$18,161
Real estate securities, at fair value:
Non-Agency (Cost—$12,099 and $13,490)	12,360	13,596
Deferred offering costs	439	360
Interest receivable	43	39
Total Assets	$32,940	$32,156
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accrued expenses	$728	$1,076
Management fee payable	119	116
Total Liabilities	847	1,192
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (1,633,378 shares issued and outstanding, respectively)	16	16
Additional paid-in-capital	32,674	32,674
Accumulated deficit	(597)	(1,726)
Total Shareholders' Equity	32,093	30,964
Total Liabilities and Shareholders' Equity	$32,940	$32,156

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

Three Month Period Ended March 31, 2013
(In thousands except per share amounts)	Expressed in U.S. Dollars
INTEREST INCOME
Interest income	$283
Total interest income	283
EXPENSES
Management fees	119
Professional fees	32
Custody and other fees	26
Agency and administration fees	13
Organizational expenses	7
Total expenses	197
OTHER INCOME
Net realized gains on real estate securities	888
Change in net unrealized gains on real estate securities	155
Total other income	1,043
NET INCOME	$1,129
NET INCOME PER COMMON SHARE
Basic	$0.69

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Three Month Period Ended March 31, 2013
	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in Capital	Accumulated (Deficit) Earnings	Total
(In thousands except share amounts)	Expressed in U.S. Dollars
BALANCE, December 31, 2012	1,633,378	$16	—	$—	$32,674	$(1,726)	$30,964
Net income						1,129	1,129
BALANCE, March 31, 2013	1,633,378	$16	—	$—	$32,674	$(597)	$32,093

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

Three Month Period Ended March 31, 2013
(In thousands)	Expressed in U.S. Dollars
Cash flows provided by (used in) operating activities:
Net income	$1,129
Reconciliation of net income to net cash provided by (used in) operating activities:
Net realized gains on real estate securities	(888)
Change in net unrealized gains on real estate securities	(155)
Amortization of premiums and accretion of discounts (net)	(139)
(Increase) decrease in operating assets:
Interest receivable	(4)
Increase (decrease) in operating liabilities:
Accrued expenses	(299)
Management fees payable	3
Net cash used in operating activities	(353)
Cash flows provided by (used in) investing activities:
Purchases of real estate securities	(3,331)
Proceeds from sale of real estate securities	5,309
Principal repayments of real estate securities	440
Net cash provided by investing activities	2,418
Cash flows provided by (used in) financing activities:
Offering costs paid	(128)
Cash used in financing activities	(128)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,937
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,161
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,098

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(UNAUDITED)
1. Organization and Investment Objective
Ellington Residential Mortgage REIT ("EARN") was formed as a Maryland real estate investment trust on August 2, 2012, and commenced operations on September 25, 2012. EARN conducts its business through its wholly owned subsidiaries, EARN OP GP LLC (the "General Partner") and Ellington Residential Mortgage LP (the "Operating Partnership"), which were formed as a Delaware limited liability company and a Delaware limited partnership, respectively, on July 31, 2012 and commenced operations on September 25, 2012.
The Operating Partnership conducts its business of acquiring, investing in, and managing residential mortgage-related and real estate-related assets through its wholly owned subsidiaries, EARN Securities LLC, EARN TRS LLC, EARN Mortgage LLC, and EARN CMO LLC, a wholly owned subsidiary of EARN Mortgage LLC, which were each formed as Delaware limited liability companies on July 31, 2012 and commenced operations on September 25, 2012.
EARN, the General Partner, the Operating Partnership, and their consolidated subsidiaries are hereafter defined as the "Company."
The Company acquires and manages Agency and non-Agency, both investment grade and non-investment grade, residential mortgage-backed securities ("RMBS"), including Agency pools and Agency and non-Agency collateralized mortgage obligations ("CMOs"). Collectively, all of these asset types are referred to as real estate securities. The Company may also acquire and manage mortgage servicing rights, residential whole mortgage loans, and other mortgage- and real estate-related assets. The Company may also invest in other instruments including, but not limited to, forward-settling To Be Announced Agency pass-through certificates ("TBAs"), interest rate swaps and swaptions, U.S. Treasury securities, Eurodollar and U.S. Treasury futures, and cash equivalents. The Company's targeted investments may range from unrated (first loss) securities to AAA senior securities, and as of March 31, 2013, substantially all investments have some credit risk component.
Ellington Residential Mortgage Management LLC (the "Manager") serves as the Manager to the Company pursuant to the terms of the Amended and Restated Management Agreement effective as of September 24, 2012 (the "Management Agreement"). The Manager is an affiliate of Ellington Management Group, L.L.C. ("EMG"), an investment management firm that is registered as an investment adviser. In accordance with the terms of the Management Agreement and Services Agreement, as discussed in Note 7, the Manager is responsible for administering the Company's business activities and day-to-day operations of the Company and performs certain services, subject to oversight by the Board of Trustees.
The Company has not elected and does not intend to elect to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), for the period September 25, 2012 (Commencement of Operations) through December 31, 2012 or for the short taxable period January 1, 2013 through April 30, 2013. The Company made the election to be taxed as a corporation effective for the short taxable period May 1, 2013 through December 31, 2013. The Company intends to make the election to be taxed as a REIT when it files its tax return for the short taxable period May 1, 2013 through December 31, 2013.
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, for interim financial information. Entities in which the Company has a controlling financial interest, through ownership of the majority of the entities' voting equity interests, or through other contractual right that give the Company control, are consolidated by the Company. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.
(B) Valuation: The Company applies Accounting Standards Codification ("ASC") ASC 820-10, Fair Value Measurement and Disclosures ("ASC 820-10"), to its holdings of financial instruments. ASC 820-10 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1—inputs to the valuation methodology are observable and reflect quoted prices (unadjusted) for identical assets or liabilities in active markets,

•	Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly, and

•	Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement.
A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.
(C) Accounting for Real Estate Securities: Investments in real estate securities are generally recorded on trade date. These investments generally meet the requirements to be classified as available for sale under ASC 320-10-25, "Debt and Equity Securities," which requires the securities to be carried at fair value on the Consolidated Balance Sheet with changes in fair value charged to other comprehensive income, a component of Shareholders' Equity. The Company has chosen to make a fair value election pursuant to ASC 825 for its real estate securities portfolio. Electing the fair value option allows the Company to record changes in fair value in the Consolidated Statement of Operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner. As such, the real estate securities are recorded at fair value on the Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on the Consolidated Statement of Operations as a component of Change in net unrealized gains on real estate securities.
Realized gains or losses on sales of real estate securities are included in Net realized gains on real estate securities on the Consolidated Statement of Operations, and are recorded at the time of disposition. The cost of positions sold is calculated based on identified cost. Principal write-offs are generally treated as realized losses.
(D) Interest Income: The Company accretes market discounts and amortizes market premiums on debt securities using the effective yield method. Accretion of market discount and amortization of market premiums requires the use of a significant amount of judgment and the application of several assumptions including, but not limited to, prepayment assumptions and default rate assumptions, which are evaluated quarterly. The Company's accrual of interest, discount and premium for U.S. federal and other tax purposes is likely to differ from the financial accounting treatment of these items as described above.
(E) Expense Recognition: Expenses are charged when incurred. Expenses include, but are not limited to, operating expenses related to the Company that are incurred by the Company or the Manager, which are eligible for reimbursement by the Company.
(F) Cash and Cash Equivalents: Cash and cash equivalents include cash and short term investments with original maturities of three months or less at the date of acquisition. Cash equivalents are recorded at cost plus accrued interest, which approximates fair value. Cash accounts are maintained with financial institutions. These balances generally exceed insured limits.
(G) Deposits with Dealers Held as Collateral/Due to Brokers on Margin Accounts: Deposits with dealers held as collateral consist of restricted cash for clearing and executing trades. Deposits with dealers held as collateral, due to brokers on margin accounts and other financial assets and liabilities may be offset and the net amount may be reported in the Consolidated Balance Sheet when there is a legally enforceable right to set off the recognized amounts and there is an intention to settle on a net basis, or realize the asset and settle the liability simultaneously. Deposits with dealers held as collateral and due to brokers on margin accounts are carried at cost, which approximates fair value. As of March 31, 2013 and December 31, 2012, the Company does not have any deposits with dealers held as collateral or amounts due to brokers on margin accounts.
(H) Financial Derivatives: The Company may enter into various types of financial derivatives subject to certain restrictions, including restrictions associated with qualifying as a REIT when the company elects REIT tax status, and investment guidelines. As of March 31, 2013 and December 31, 2012, the Company does not have any financial derivatives.
Swaps: The Company may enter into interest rate swaps. Interest rate swaps are contractual agreements whereby one party pays a floating rate of interest on a notional principal amount and receives a fixed rate on the same notional principal, or vice versa, for a fixed period of time.
The Manager does not intend to operate its non-Agency RMBS investment strategy on a credit hedged basis; however, the Company may opportunistically enter into short positions using credit default swaps to protect against adverse credit events with respect to the Company's non-Agency RMBS. The Company may use credit default swaps to hedge non-Agency RMBS credit risk by buying protection on a single non-Agency RMBS or by buying protection on a basket or index of non-Agency RMBS assets. The Company may also enter into credit default swaps on various mortgage-backed securities, or "MBS" indices and derivative contracts for hedging purposes referencing the unsecured corporate credit, or the equity of, certain corporations. However, this strategy is subject to qualifying and maintaining EARN's qualification as a REIT and maintaining EARN's exclusion from regulation as an investment company under the Investment Company Act.
Upfront payments paid/received by the Company on open swap contracts are initially recorded as an asset or liability and are recorded as a realized gain or loss on the termination date. During the term of swap contracts, changes in value are recognized as unrealized gains or losses on the Consolidated Statement of Operations. Periodic payments or receipts required by swap agreements are recorded as unrealized gains or losses when accrued and realized gains or losses when received or paid. The Company may be required to deliver or receive cash or securities as collateral upon entering into swap transactions. When a contract is terminated, the Company will realize a gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and the Company's basis in the contract, if any.
The Company's swap contracts will be generally governed by International Swaps and Derivatives Association ("ISDA") trading agreements, which are separately negotiated agreements with dealer counterparties. Changes in the relative value of the swap transactions may require the Company or the counterparty to post or receive additional collateral. Typically, a collateral payment or receipt is triggered based on the net change in the value of all contracts governed by a particular ISDA trading agreement. Cash collateral received from or paid to counterparties is included in Due to brokers on margin accounts and Deposits with dealers held as collateral, respectively. As of March 31, 2013 and December 31, 2012, the Company does not have any swap contracts.
Futures Contracts: A futures contract is an agreement between two parties to buy and sell a financial instrument for a set price on a future date. Initial margin deposits are made upon entering into futures contracts and can be either cash or securities. During the period the futures contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market to reflect the market value of the contract. Variation margin payments are made or received periodically, depending upon whether unrealized losses or gains are incurred. When the contract is closed, the Company records a realized gain or loss equal to the difference between the proceeds of the closing transaction and the Company's basis in the contract. As of March 31, 2013 and December 31, 2012, the Company does not have any futures contracts.
Options: The Company may purchase put, call, straddle or other similar options such as swaptions. When the Company purchases an option, an amount equal to the premium paid is recorded as an asset and is subsequently marked-to-market. Premiums paid for purchasing options that expire unexercised are recognized on the expiration date as realized losses on the Consolidated Statement of Operations. If an option is exercised, the premium paid is subtracted from the proceeds of the sale or added to the cost of the purchase to determine whether the Company has realized a gain or loss on the related investment transaction. When the Company enters into a closing transaction, the Company will realize a gain or loss depending upon whether the amount from the closing transaction is greater or less than the premium paid.
The Company may write put, call, straddle or other similar options such as swaptions. When the Company writes an option, an amount equal to the premium received is recorded as a liability and is subsequently marked-to-market. Premiums received for writing options that expire unexercised are recognized on the expiration date as realized gains on the Consolidated Statement of Operations. If an option is exercised, the premium received is subtracted from the cost of the purchase or added to the proceeds of the sale to determine whether the Company has realized a gain or loss on the related investment transaction. When the Company enters into a closing transaction, the Company will realize a gain or loss depending upon whether the amount from the closing transaction is greater or less than the premium received.
The Company may be required to deliver or receive cash or securities as collateral upon entering into certain option transactions. Movements in the value of the option transactions may require the Company or the counterparty to post additional collateral. As of March 31, 2013 and December 31, 2012, the Company does not have any options or swaptions.
(I) Securities Lending: The Company may lend its portfolio securities to institutions in exchange for cash as collateral. The Company may bear the risk of a delay in recovery of, or even loss of rights in, the securities if the counterparty fails financially. The Company receives compensation for loaning its securities in the form of interest on the loan. As of March 31, 2013 and December 31, 2012 there were no securities lending contracts outstanding.
(J) Repurchase Agreements and Reverse Repurchase Agreements: The Company may enter into repurchase agreements with third-party broker-dealers whereby it sells securities under agreements to repurchase at an agreed upon price and date. Interest on the value of repurchase and reverse repurchase agreements issued and outstanding is based upon market rates at the time of issuance. The Company accounts for repurchase agreements as collateralized borrowings. When the Company enters into a repurchase agreement, the lender establishes and maintains an account containing cash transferred and securities having a value not less than the repurchase price, including accrued interest, of the repurchase agreement. The Company enters into reverse repurchase agreement transactions with third-party broker-dealers whereby it purchases securities under agreements to resell at an agreed upon price and date. Repurchase and reverse repurchase agreements that are conducted with the same counterparty are reported on a net basis if they meet the requirements under the authoritative guidance. Repurchase agreements and reverse repurchase agreements are carried at their contractual amounts, which approximate fair value. As of March 31, 2013 and December 31, 2012, the Company does not have any repurchase agreements or reverse repurchase agreements.
(K) When-Issued/Delayed Delivery Securities: The Company may purchase or sell securities on a when-issued or delayed delivery basis. Securities purchased or sold on a when-issued basis are traded for delivery beyond the normal settlement date at a stated price or yield, and no income accrues to the purchaser prior to settlement. Purchasing or selling securities on a when-issued or delayed delivery basis involves the risk that the market price or yield at the time of delivery may be lower or higher than the agreed upon price or yield, in which case a realized or unrealized loss may be incurred. As of March 31, 2013 and December 31, 2012, the Company does not have any when-issued or delayed delivery securities.
The Company may transact in the forward settling To Be Announced ("TBA") RMBS market. A TBA position is a forward contract for the purchase ("long position") or sale ("short position") of Agency RMBS at a predetermined price, face amount, issuer, coupon, and stated maturity on an agreed-upon future date. The specific Agency RMBS delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. The difference between the contract price and the fair value of the TBA position is reported in net realized gain (loss) on derivatives, in the Consolidated Statement of Operations. Upon settlement of the TBA contract, the realized gain or loss on the TBA contract is equal to the difference between the fair value of the underlying Agency RMBS physically received/delivered and the contract price, or if cash settled, is equal to the net cash amount paid or received.
The Company estimates the fair value of TBA positions based on similar methods used to value real estate securities. As of March 31, 2013 and December 31, 2012, the Company does not have any TBA positions.
(L) U.S. Treasury Securities: The Company may purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of its portfolio. The Company may borrow securities under reverse repurchase agreements to cover short sales of U.S. Treasury securities. The Company accounts for these as securities borrowing transactions and recognizes an obligation to return the borrowed securities at fair value on the Consolidated Balance Sheet based on the value of the underlying borrowed securities as of the reporting date. As of March 31, 2013 and December 31, 2012, the Company does not have any U.S. Treasury securities.
 (M) Organizational Expenses: Organizational expenses are expensed as incurred. Organizational expenses consisted mainly of legal fees.
(N) Offering Costs/Deferred Offering Costs: Offering costs are charged against shareholders' equity. As of March 31, 2013 and December 31, 2012, cumulative costs associated with the Company's public offering of common shares were deferred. At the closing of the offering, in May 2013, these deferred offering costs will be offset against the proceeds of the offering and charged against shareholders' equity. Deferred offering costs consist principally of legal, accounting, printing, and other fees associated with the offering.
(O) Manager Compensation: The Management Agreement provides for the payment to the Manager of a management fee. The management fee is accrued and expensed during the period it is earned. For a more detailed discussion on the fees payable under the Management Agreement see Note 5.
(P) Share Based Compensation: The Company will apply the provisions of ASC 718, "Compensation—Shares Compensation" with regard to its planned equity incentive plans. ASC 718 covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued. As of March 31, 2013, the Company has not established a share based compensation plan.
(Q) Dividends: Dividends payable are recorded on the declaration date.
(R) Earnings Per Share ("EPS"): In accordance with the provisions of ASC 260, "Earnings per Share," the Company calculates basic income per share by dividing net income (loss) for the period by the weighted-average of the Company's common shares outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as share options, warrants and unvested restricted shares, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.
(S) Income Taxes: The Company, as a business trust with more than one owner, is considered a partnership for U.S. federal income tax purposes. In general, partnerships are not subject to entity-level tax on their income, but the income of a partnership is taxable to its owners on a flow-through basis. Interest, dividend, and other income realized by the Company from non-U.S. sources and capital gains realized on the sale of securities of non-U.S. issuers may be subject to entity level tax such as withholding and other taxes levied by the jurisdiction in which the income is sourced. The Company has not elected and does not intend to elect REIT status under the Code for the period September 25, 2012 (Commencement of Operations) through December 31, 2012 or for the short taxable period January 1, 2013 through April 30, 2013. The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals of the litigation process, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits at March 31, 2013 or December 31, 2012. The Company does not expect any change in unrecognized tax benefits within the next year. In the normal course of business, the Company may be subject to examination by federal, state, local and foreign jurisdictions, where applicable, for the current period and 2012 (its open tax years). The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.
The Company made the election to be taxed as a corporation effective for the short taxable period May 1, 2013 through December 31, 2013. The Company intends to elect to be taxed as a REIT under Sections 856 to 860 of the Code commencing with the short taxable period May 1, 2013 through December 31, 2013.
(T) Recent Accounting Pronouncements: Under the Jumpstart Our Business Startups Act, or the "JOBS Act", the Company meets the definition of an “emerging growth company.” The Company has elected to follow the extended transition period for complying with new or revised U.S. accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-public entities.
In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). This amends ASC 210-20, Balance Sheet Offsetting, to require new disclosures about balance sheet offsetting for derivative and financial instruments which are offset on the Consolidated Balance Sheet. The update requires disclosure of gross asset and liability amounts for financial instruments shown net on the Consolidated Balance Sheet. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013 and is to be applied retrospectively. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ("ASU 2013- 01"). The amendment clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASU No. 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements, reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The adoption of ASU 2011-11, as amended by ASU 2013-01, did not have a material impact on the Company's consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, which amends ASC 220, Comprehensive Income. The amendments are intended to make the presentation of items within Other Comprehensive Income (OCI) more prominent. ASU 2013-02 requires reclassification adjustments between OCI and net income to be presented separately on the face of the financial statements. The new guidance does not change the requirement to present items of net income and OCI, and totals for net income, OCI and comprehensive income in a single continuous statement or two consecutive statements. ASU 2013-02 is effective for the first interim or annual period beginning on or after December 15, 2013. Adopting this ASU is not expected to have any impact on the Company's condensed consolidated financial condition or results of operations, but may impact financial statement disclosures.
In February 2013, the FASB issued ASU No. 2013-4 which amends ASC 405, Liabilities. The amendment is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). The amendment in this update is effective for fiscal years beginning after December 15, 2014 and interim and annual periods thereafter. The Company is evaluating the impact of this amendment.

3. Valuation
The Company applies Accounting Standards Codification ("ASC") ASC 820-10, Fair Value Measurement and Disclosures ("ASC 820-10"), to its holdings of financial instruments. ASC 820-10 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Financial instruments include securities and derivatives. A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. The following is a description of the valuation methodologies used for financial instruments:
Level 1—valuation methodologies include the observation of quoted prices (unadjusted) for identical assets or liabilities in active markets, often received from widely recognized data providers.
Level 2—valuation methodologies include the observation of (i) quoted prices for similar assets or liabilities in active markets, (ii) inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves) in active markets and (iii) quoted prices for identical or similar assets or liabilities in markets that are not active.
Level 3—valuation methodologies include (i) the solicitation of valuations from third parties (typically, broker-dealers), (ii) the use of proprietary models that require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions, and (iii) the assessment of observable or reported recent trading activity. The Company utilizes such information to assign a good faith fair value (the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the valuation date) to each such financial instrument.
The Company seeks to obtain at least one third-party indicative valuation for each instrument, and often obtains multiple indicative valuations when available. Third-party valuation providers often utilize proprietary models that are highly subjective and also require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions. The Company has been able to obtain third-party valuations on the vast majority of its assets, and the Company expects to continue to solicit third-party valuations on substantially all assets in the future to the extent practical. Beginning January 1, 2013, the Company generally values each financial instrument at the average of third party valuations received and not rejected as described below. Third-party valuations are not binding on the Company and while the Company generally does not adjust valuations it receives, it may challenge or reject a valuation when, based on validation criteria, the Company determines that such valuation is unreasonable or erroneous. Furthermore, the Company may determine, based on validation criteria, that for a given instrument the average of the third-party valuations received does not result in what the Company believes to be fair value, and in such circumstances the Company may override this average with its own good faith valuation. The validation criteria include the use of the Company's own models, recent trading activity in the same or similar instruments, and valuations received from third parties. Prior to 2013, the valuation process relied more heavily on the use of models and the observation of reported recent trading activity, which was substantiated by third party valuations. The Company's valuation process, including the application of validation criteria, is overseen by a valuation committee. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the financial instruments existed, and the differences could be material to the consolidated financial statements.
The following tables present the Company's financial instruments measured at fair value on:
March 31, 2013:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Non-Agency RMBS	$—	$—	$12,360	$12,360
Total Real Estate Securities at Fair Value	$—	$—	$12,360	$12,360
There were no transfers of financial instruments between Levels 1, 2, or 3 of the fair value hierarchy during the three month period ended March 31, 2013.

December 31, 2012:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Non-Agency RMBS	$—	$—	$13,596	$13,596
Total Real Estate Securities at Fair Value	$—	$—	$13,596	$13,596
There were no transfers of financial instruments between Levels 1, 2, or 3 of the fair value hierarchy during the period September 25, 2012 (commencement of operations) through December 31, 2012.
The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value:
Three month period ended March 31, 2013:

(In thousands)	Non-Agency RMBS
Beginning balance 12/31/2012	$13,596
Transfers(1):
Transfers into level 3	—
Transfers out of level 3	—
Purchases	3,331
Proceeds from sales	(5,309)
Principal repayments	(440)
Amortization/accretion, net	139
Net realized gains	888
Change in net unrealized gains	155
Ending balance 3/31/2013	$12,360
Change in net unrealized gain for level 3 assets still held as of March 31, 2013	$220

(1)	Transfers are assumed to occur at the beginning of the period.
The following tables present a summary of quantitative information, which management is aware of, about the significant unobservable inputs used in the fair value measurement of investments for which the Company has utilized Level 3 inputs to determine fair value:
March 31, 2013:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Private Label Residential Mortgage Backed Securities	$10,129	Market quotes	Non Binding Indicative Price	$25.55	$82.13	$69.63
Private Label Residential Mortgage Backed Securities	$2,231	Discounted Cash Flows	Yield	7.9%	7.9%	7.9%
			Projected Collateral Prepayments	18.9%	18.9%	18.9%
			Projected Collateral Losses	34.7%	34.7%	34.7%
			Projected Collateral Recoveries	26.0%	26.0%	26.0%
			Projected Collateral Scheduled Amortization	20.4%	20.4%	20.4%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

December 31, 2012:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Private Label Residential Mortgage Backed Securities	$13,596	Discounted Cash Flows	Yield	6.2%	20.4%	8.5%
			Projected Collateral Prepayments	12.6%	52.2%	29.4%
			Projected Collateral Losses	11.3%	41.4%	26.9%
			Projected Collateral Recoveries	6.8%	33.2%	23.8%
			Projected Collateral Scheduled Amortization	3.0%	52.7%	19.9%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.
Third-party non-binding indicative prices are validated by comparing such prices to internally generated prices based on the Company's models and to recent trading activity in the same or similar instruments. For those instruments valued using discounted cash flows, collateral prepayments, losses, recoveries and scheduled amortization are projected over the remaining life of the collateral and expressed as a percentage of the collateral's current principal balance.
Material changes in any of the inputs above in isolation could result in a significant change to reported fair value measurements. Fair value measurements are impacted by the interrelationships of these inputs. For example, a higher expectation of collateral prepayments will generally result in a lower expectation of collateral losses. Conversely, higher losses will generally result in lower prepayments.
4. Real Estate Securities
The following tables present the current principal balance, premium or discount, amortized cost, gross unrealized gains, gross unrealized losses, and fair market value of the Company's real estate securities portfolio at March 31, 2013 and December 31, 2012, respectively. The non-Agency RMBS portfolio is not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and is therefore subject to credit risk.
March 31, 2013:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Non-Agency RMBS	$20,252	$(8,153)	$12,099	$536	$(275)	$12,360	2.9%	7.9%	6.04
December 31, 2012:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Non-Agency RMBS	$26,890	$(13,400)	$13,490	$117	$(11)	$13,596	2.2%	8.5%	7.80

(1)
Actual maturities of MBS are generally shorter than stated contractual maturities. Maturities are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

5. Management Fees
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For the three month period ended March 31, 2013, the total management fee incurred was approximately $0.1 million.

Shareholders' equity is defined in the Management Agreement, as of the end of any fiscal quarter, as (a) the sum of (1) the net proceeds from any issuances of common shares or other equity securities of EARN or the Operating Partnership (without double counting) since inception, plus (2) EARN's and the Operating Partnership's (without double counting) retained earnings or accumulated deficit calculated in accordance with GAAP at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that the Company or the Operating Partnership has paid to repurchase common shares, limited partnership interests in the Operating Partnership or other equity securities since inception. Shareholders' equity excludes (1) any unrealized gains, losses or non-cash equity compensation expenses that have impacted shareholders' equity as reported in the financial statements prepared in accordance with GAAP, regardless of whether such items are included in net income, and (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case, after discussions between the Manager and EARN's independent trustees and approval by a majority of EARN's independent trustees.
6. Earnings per Share
Basic EPS is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as share options, warrants and unvested restricted shares, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of March 31, 2013, the Company did not have any dilutive instruments outstanding. Common shares outstanding used in EPS have been adjusted to reflect the impact of the common share dividend discussed in Note 8.
The following table presents a reconciliation of the earnings and shares used in calculating basic EPS for the three month period ended March 31, 2013:

(Dollar amounts in thousands)	Three Month Period Ended March 31, 2013
Numerator:
Net income	$1,129
Denominator:
Basic weighted average shares outstanding	1,633,378
Basic Earnings Per Share	$0.69
7. Related Party Transactions
Management Agreement
EARN has entered into a management agreement with the Manager, which provides for an initial term through September 27, 2017, and will be renewed automatically each year thereafter for an additional one-year period, subject to certain termination rights. The Company is externally managed and advised by the Manager. Pursuant to the terms of the Management Agreement, effective September 24, 2012, the Manager provides the Company with its management team, including its officers and appropriate support personnel. The Company does not have any employees. The Manager is responsible for the day-to-day operations of the Company.
Services Agreement
The Manager and EMG are parties to a services agreement, pursuant to which EMG is required to provide to the Manager personnel, services, and resources as needed to enable the Manager to carry out its obligations and responsibilities under the Management Agreement. The Company is a named third-party beneficiary to the services agreement and, as a result, has, as a non-exclusive remedy, a direct right of action against EMG in the event of any breach by the Manager of any of its duties, obligations, or agreements under the Management Agreement that arise out of or result from any breach by EMG of its obligations under the services agreement. The services agreement will terminate upon the termination of the Management Agreement. Pursuant to the services agreement, the Manager makes certain payments to EMG in connection with the services provided. The Manager and EMG are under common ownership and control. As a result, all management fee compensation earned by the Manager and all service agreement fees earned by EMG accrue to the common benefit of the owners of the Manager and EMG, other than in respect of certain special non-voting membership interests in Ellington Residential Mortgage Management LLC held by certain shareholders of EARN.

Expense reimbursement
The Company is required to reimburse the Manager for operating expenses related to the Company that are incurred by the Manager, including expenses relating to legal, accounting, due diligence, other services and all other costs and expenses as approved by the Board of Trustees. The Company's reimbursement obligation is not subject to any dollar limitation. Expenses will be reimbursed in cash within 60 days following delivery of the expense statement by the Manager; provided, however, that such reimbursement may be offset by the Manager against amounts due to the Company from the Manager. The Company will not reimburse the Manager for the salaries and other compensation of its personnel except that the Company will be responsible for expenses incurred by the Manager in employing certain dedicated or partially dedicated personnel as further described below.
Following its initial public offering, completed in May 2013, the Company will reimburse the Manager for the allocable share of the compensation, including, without limitation, wages, salaries, and employee benefits paid or reimbursed, as approved by the Compensation Committee of the Board of Trustees, to certain dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company's affairs based upon the percentage of time devoted by such personnel to the Company's affairs. In their capacities as officers or personnel of the Manager or its affiliates, they will devote such portion of their time to the Company's affairs as is necessary to enable the Company to operate its business.
Termination fee
The Management Agreement requires the Company to pay a termination fee to the Manager in the event of (1) EARN's termination or non-renewal of the Management Agreement without cause or (2) the Manager's termination of the Management Agreement upon a default by EARN in the performance of any material term of the Management Agreement. Such termination fee will be equal to 5% of Shareholders' Equity, as defined in the Management Agreement (see note 5 above) as of the month-end preceding termination. As of March 31, 2013, no event of termination of the Management Agreement has occurred.
Registration Rights Agreement
EARN is a party to a registration rights agreement with an affiliate of EMG and with the Blackstone Tactical Opportunities Funds (the "Blackstone Funds") pursuant to which the Company has granted Ellington and the Blackstone Funds and each of their permitted transferees and other holders of the Company's "registrable common shares" (as such term is defined in the registration rights agreement) who become a party to the registration rights agreement with certain demand and/or piggy-back registration and shelf takedown rights. In no event shall any holder of EARN's registrable common shares have any of the registration, offering, or sale rights set forth in the registration rights agreement prior to the one year anniversary of the closing of the initial public offering.
8. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of any class.
As of March 31, 2013 and December 31, 2012, there were 1,633,378 common shares outstanding. No preferred shares have been issued.
As of March 31, 2013 and December 31, 2012, in addition to the initial subscription on September 25, 2012 of $31.5 million, the Company had aggregate additional capital commitments from its initial shareholders of $21.0 million. Concurrent with the Company's initial public offering which was completed in May 2013, these commitments were fully drawn. Following the public offering, no further capital commitments remain from the Company's initial shareholders.
On April 18, 2013, the Company's Board of Trustees declared a 3.7066% stock dividend (58,378 shares) distributable to shareholders of record as of March 31, 2013. The price of the dividend was $20.38 per share. The stock dividend was retrospectively applied to the periods reflected in the consolidated financial statements.
Distribution Policy
The timing and frequency of distributions will be determined by the Board of Trustees based upon a variety of factors deemed relevant by the Company's trustees, including restrictions under applicable law, capital requirements of the Company, and the REIT requirements of the Code. Distributions to shareholders generally will be taxable as ordinary income, although a portion of such distributions may be designated as long-term capital gain or qualified dividend income, or may constitute a return of capital. The Company will furnish annually to each shareholder a statement setting forth distributions paid during the preceding year and their U.S. federal income tax treatment.

9. Commitments and Contingencies
From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant contingencies at March 31, 2013.
10. Subsequent Events
On May 1, 2013, the Company completed an initial public offering of its common shares, pursuant to which it sold 6,450,000 shares to the public at a price of $20.00 per share. Concurrent with the initial public offering, the Company completed a private placement with its initial shareholders which resulted in gross proceeds to the Company of $21.0 million. In connection with the private placement, 1,050,000 shares were issued, also at a price of $20.00 per share. No further capital commitments from the initial shareholders remain as a result of this private placement. Total gross proceeds from the initial public offering and concurrent private placement were $150 million. Proceeds, net of offering costs, were approximately $148.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
In this Quarterly Report on Form 10-Q, except where the context suggests otherwise, "EARN," "we," "us," and "our" refer to Ellington Residential Mortgage REIT and its subsidiaries, our "Manager" refers to Ellington Residential Mortgage Management LLC, our external manager, and "Ellington" refers to Ellington Management Group, L.L.C. and its affiliated investment advisory firms.
The common shares outstanding and per share amounts discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations reflect the 3.7066% common share dividend declared by our Board of Trustees on April 18, 2013, resulting in the distribution of an additional 58,378 common shares.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
When used in this quarterly report on Form 10-Q, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “continue,” “intend,” “should,” “would,” “could,” “goal,” “objective,” “will,” “may,” “seek” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions.
Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; our use and dependence on leverage; the impact of Fannie Mae and Freddie Mac being placed into conservatorship and related events, including the lack of certainty as to the future roles and structures of these entities and changes to legislation and regulations affecting these entities; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities we own and intend to acquire; changes in rates of default and/or recovery rates on our non-agency assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of this Quarterly Report on Form 10-Q, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Executive Summary
We are a Maryland real estate investment trust formed in August 2012 that specializes in acquiring, investing in and managing residential mortgage-related and real estate-related assets. Our primary objective is to generate attractive current yields and risk-adjusted total returns for our shareholders by making investments that we believe compensate us appropriately for the risks associated with them. We seek to attain this objective by constructing and actively managing a portfolio comprised primarily of Agency residential mortgage-backed securities, or "RMBS," and, to a lesser extent, non-Agency RMBS. We also may opportunistically acquire and manage other types of residential mortgage-related and real estate-related asset classes, such as residential whole mortgage loans, and mortgage servicing rights, or "MSRs." We believe that being able to combine Agency RMBS with non-Agency RMBS and other residential mortgage and real estate-related asset classes enables us to balance a range of mortgage-related risks.
We were formed through an initial strategic venture among affiliates of Ellington, an investment management firm and registered investment adviser with an 18-year history of investing in a broad spectrum of mortgage-backed securities and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." These initial investors made an aggregate investment of approximately $31.5 million in us on September 25, 2012. On May 1, 2013, we completed an initial public offering of our common shares, pursuant to which we sold 6,450,000 shares to the public at a price of $20.00 per share. Concurrent with the initial public offering, we completed a private placement with our initial investors which generated gross proceeds of $21.0 million. In connection with the private placement, 1,050,000 common shares were issued, also at a price of $20.00 per share. No further capital commitments from the initial investors remain as a result of this private placement. Total gross proceeds from the initial public offering and concurrent private placement were

$150.0 million. Proceeds, net of offering costs, were approximately $148.5 million.
We are externally managed and advised by our Manager, an affiliate of Ellington.
We use leverage in our Agency RMBS strategies and, to a lesser extent, in our non-Agency RMBS strategies as well. As of March 31, 2013 and December 31, 2012, we had no outstanding borrowings; however in April 2013, we began purchasing Agency RMBS on a leveraged basis. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of May 31, 2013, we had outstanding borrowings under repurchase agreements in the amount of $706.2 million.
We made the election to be taxed as a corporation effective for the short taxable period May 1, 2013 through December 31, 2013. We intend to elect to be taxed as a real estate investment trust, or "REIT" for U.S. federal income tax purposes for the short taxable period May 1, 2013 through December 31, 2013. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our shareholders as long as we maintain our intended qualification as a REIT. We intend to conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act of 1940, as amended.
Trends and Recent Market Developments
Key trends and recent market developments for the MBS market include the following:

•
Federal Reserve and Monetary Policy—On March 20, 2013, and again on May 1, 2013, in light of the continued elevated level of U.S. unemployment, the U.S. Federal Reserve, or the "Federal Reserve," reiterated its intention to continue its accommodative monetary policies in spite of the recent signs of improvements in labor market conditions and the general economy;

•
Prepayment Rate Trends—Agency pool prepayment rates continue to be relatively muted considering the historically low level of interest rates, and there has been substantial dispersion in prepayment speeds as a function of pool characteristics;

•
Government Homeowner Assistance Programs—In April 2013, the Federal Housing Finance Agency, or the "FHFA," announced a two year extension to the expiration of the Home Affordable Refinance Program, or "HARP," from December 2013 to December 2015;

•
GSE Developments—Government-sponsored enterprise, or "GSE," related developments include the FHFA directing Fannie Mae and Freddie Mac to begin to more rationally price their risk, and the U.S. Treasury Department's focus on accelerating the wind down of Fannie Mae and Freddie Mac;

•
Mortgage Servicing and Origination—Consolidation continued to drive the mortgage servicing industry toward larger, more efficient servicers, leading to higher prepayment speeds and more liberal use of short sales and principal reduction modifications instead of foreclosures;

•
Consumer Finance Protection Bureau—On January 10, 2013, the Consumer Finance Protection Bureau, or "CFPB," issued its "Ability-to-Repay" rule, designed to ensure that lenders offer mortgages that borrowers can afford to pay back and also proposed to establish the final requirements for "Qualified Mortgages"; and

•
Liquidity and Valuations—Agency MBS rallied significantly in 2012 in response to a number of developments, most notably the renewal of the Federal Reserve's quantitative easing initiative; against a backdrop of declining yields in many fixed income sectors, we believe that there are now and will be in the near future strong entry points to invest in certain classes of prepayment-protected pools.

Federal Reserve and Monetary Policy
Consistent with its December 2012 announcement, on March 20, 2013 and again on May 1, 2013, the Federal Reserve reiterated its intention to continue purchasing Agency RMBS at a pace of $40 billion per month and longer-term U.S. Treasury securities at a pace of $45 billion per month. The Federal Reserve further announced that it would be maintaining its existing policies of reinvesting principal payments from its holdings of Agency debt and Agency RMBS into Agency RMBS and of rolling over maturing U.S. Treasury securities at auction. These actions continue to be taken by the Federal Reserve so as to "maintain downward pressure on longer-term interest rates, support mortgage markets and help to make broader financial conditions more accommodative." While the Federal Reserve has not announced a projected end date for its asset purchase program, it did specify that when it decides to begin to remove policy accommodation, it will be done using a "balanced approach." In its March 20th and May 1st statements, the Federal Reserve also reiterated its December 2012 statement that it would continue to maintain the target range for the federal funds rate at 0% to 0.25% as long as the unemployment rate remains above 6.5%.

The Federal Reserve's asset purchases and other policy initiatives are designed to lower yields on Agency RMBS and thereby drive mortgage rates lower in order to spur refinancing activity and support a stronger economic recovery. However, in recent months, market perception of uncertainty with respect to future Federal Reserve actions has added significant volatility to the market for Agency RMBS. While the actions of the Federal Reserve have been successful in causing investors to sell lower-yielding assets, such as Agency RMBS and U.S. Treasury securities, and buy higher-yielding assets such as non-Agency MBS and high-yield corporate bonds, these actions have been somewhat less successful over the last few months in lowering yields on Agency RMBS and U.S. Treasury securities. For example, the yield on the benchmark ten year U.S. Treasury rose above 2% during the first quarter of 2013, representing its highest level since the start of the asset purchase programs. Despite the recent rise in interest rates, interest rate volatility has remained extremely high and Agency RMBS prices remain at substantial premiums to par, and as a result, both interest rate risk and prepayment risk remain elevated for Agency RMBS. In light of these risks, we continue to aggressively hedge our interest rate risk, and we continue to seek Agency RMBS investments with prepayment protection characteristics, or "prepayment-protected pools." Examples of prepayment-protected pools are those comprised of low loan balance mortgages, mortgages backing investor properties, those containing mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and those containing mortgages with various other prepayment protection characteristics.
Prepayment Rate Trends
The relatively muted level of prepayment activity as interest rates have broadly declined in recent years was in large part the result of: (i) falling home prices, which have left many borrowers with minimal or negative home equity; (ii) more restrictive underwriting guidelines, even for refinancings; (iii) increased origination costs, especially related to underwriting and compliance; and (iv) increases in Agency guarantee fees. These factors have resulted in substantial variations in prepayment rates between Agency pools as a function of loan-to-value ratio, loan balance, credit score, geography, property type, loan purpose, and other factors. In recognition of the importance of these underlying characteristics on prepayment behavior, the MBS market has increasingly promoted the creation of "specified" Agency pools that emphasize or de-emphasize many of these characteristics (such as pools where the principal balance of every underlying mortgage loan is below $85,000). The Making Homes Affordable ("MHA") refinancing program, which was initiated in response to the housing market crisis, has facilitated the origination of many of these kinds of specified Agency pools. The extension of the MHA refinancing program into 2015 should sustain creation of such pools in the coming years. We expect that the ongoing origination of Agency pools with a wide variety of loan characteristics will continue to create opportunities for us to exploit the resulting differences in prepayments.
Government Homeowner Assistance Programs
According to FHFA, Fannie Mae and Freddie Mac refinanced approximately 100,000 mortgage loans in February 2013 under HARP, with loans having loan-to-value ratios greater than 105% making up 45% of those refinanced on a year-to-date basis. Since its inception in April 2009, approximately 2.4 million loans have been refinanced through this program. The recent success of HARP is attributable to record-low mortgage rates and enhancements to the program made in late 2011, including removal of the loan-to-value ceiling for borrowers who refinance into fixed-rate loans and the elimination or lowering of fees for certain borrowers. On April 11, 2013, the FHFA directed Fannie Mae and Freddie Mac to extend HARP by two years to December 31, 2015. FHFA also intends to launch a nationwide campaign to insure that more homeowners are aware of HARP and its eligibility requirements, with the goal of continuing to provide borrowers opportunities to refinance their mortgages and to reduce risk for the GSEs and taxpayers. Given the low level of mortgage rates, the extension of the program and the effort to attract more borrowers, it is likely that HARP refinancing volume will remain elevated in the near to medium term.
GSE Developments
On March 4, 2013, in connection with the ongoing efforts to wind down the GSEs, the FHFA announced its plans for the remainder of 2013. First, the FHFA plans to establish a new business entity that will be initially owned and funded by Fannie Mae and Freddie Mac and operate as a replacement for some of their legacy infrastructure. The longer term goal of this new entity is to create a common securitization platform that could eventually be sold or used by policy makers as a foundational element of the mortgage market of the future. Second, for 2013 the FHFA reiterated its goal of executing risk-sharing transactions for both Fannie Mae and Freddie Mac, and could include transactions involving expanded mortgage insurance, credit-linked securities, senior/subordinated securities, and others. Third, the FHFA also expects to continue increasing guarantee fees in 2013 so as to make these fees more aligned with what might be expected to be charged by private sector providers. Fourth, plans for 2013 also include maintaining foreclosure prevention activities, such as HARP refinancings for underwater borrowers. Furthermore, in April 2013 the FHFA announced that it was extending HARP by two years to December 31, 2015.
We believe that those efforts aimed at more rationally pricing risk taken by the GSEs and aimed at reducing the GSEs'

portfolios and thereby accelerating the re-entry of private capital into the U.S. mortgage market, are potentially beneficial to our business. However, this process has been slow and will likely continue to evolve over an extended period. Notwithstanding the effective stabilization of the financial condition of the GSEs in the aftermath of the financial crisis, the GSEs continue to support the overwhelming majority of the U.S. single-family mortgage market. Alternatives to GSEs will become more and more necessary as they are wound down, which could increase the breadth and depth of attractive investment opportunities that are available to us and may serve as a catalyst for the rebirth of the non-Agency mortgage securitization market.
Mortgage Servicing and Origination
The mortgage servicing industry continued to consolidate, as the largest and most efficient mortgage servicers continued to acquire MSRs in a number of high-profile transactions. Non-bank servicers in particular are gaining market share, as MSRs will carry less favorable capital treatment under the impending Basel III framework. As a result of this industry consolidation, prepayment rates have jumped significantly for mortgage pools whose servicing was transferred to more efficient servicers. In the second half of 2012, we have also seen a growing convergence in refinancing rates among these servicers for certain collateral types, such as loans that became eligible for streamlined financing as part of HARP.
As staffing by mortgage originators has remained low following the bursting of the housing bubble, an important bottleneck constraint keeping prepayment rates low is the limited capacity of mortgage originators to refinance and originate new loans. This has resulted in a more protracted refinancing process for borrowers, as well as a significant increase in the spread between primary market mortgage rates (the rates paid by borrowers) and the secondary market mortgage rates (the yields demanded by RMBS investors for the loans they buy from originators); this increased spread is driving record high profit margins for mortgage originators.
We expect these dynamics to persist for some time. First, it will take many months for originators to increase hiring to sufficient levels. Second, there is still a large supply of HARP-eligible loans that originators can profitably refinance. Based on recent refinancing rates of HARP-eligible loans, the extension of the program through 2015, and the proposed campaign by the FHFA to attract even more borrowers, we expect prepayment rates of HARP-eligible loans to remain elevated. Because HARP refinancings tend to be more profitable for originators than other refinancings, we expect originators to exhaust the pipeline of HARP-eligible refinancings before refocusing on traditional refinancings.
We are also seeing significant changes in the way that servicers are handling delinquent loans, driven both by consolidation in the servicing industry and by the strength in the housing market. Servicers are increasingly pursuing loan modifications and short sales in lieu of foreclosure. In the case of loan modifications, servicers are pursuing principal reduction modifications much more aggressively than they were a year ago. While this trend is partially the result of political and regulatory pressures, the strength in the housing market has also contributed, as more modified borrowers have reached a positive equity position in their homes, leading to a decline in re-default rates for modified borrowers. In the case of short sales, since these generally result in higher liquidation proceeds than foreclosures, the increasing frequency of short sales have helped reduce realized losses for investors in non-Agency RMBS.
Consumer Finance Protection Bureau
The CFPB was established under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the "Dodd-Frank Act." The CFPB's mission is to make markets for consumer financial products and services operate better from the perspective of the consumer. Its activities include, among others; conduct rule-making, supervision, and enforcement of Federal consumer financial protection laws; restricting unfair, deceptive or abusive acts or practices; taking consumer complaints; and promoting financial education. In connection with its mission, on January 10, 2013, the CFPB issued a final rule designed to implement laws requiring mortgage lenders to consider consumers' ability to repay mortgage loans before extending them credit. The "ability-to-repay" rule, which is applicable to prime as well as subprime mortgages, requires the following: (i) potential borrowers must supply financial information and lenders must verify it; (ii) in order to qualify for a particular loan, a consumer must have sufficient assets or income to pay back the loan; and (iii) lenders must determine the consumer's ability to repay both the principal and the interest of the loan over the long term. At a minimum, creditors generally must consider eight underwriting factors: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Creditors must generally use reasonably reliable third-party records to verify the information they use to evaluate the factors.
The Dodd-Frank Act provides that "qualified mortgages," which are mortgage loans satisfying certain criteria, are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. However, the Act did not specify whether the presumption of compliance is conclusive (i.e., creates a safe harbor) or is rebuttable. The final rule removed this ambiguity in the Act, as it provides a safe harbor for loans that satisfy the definition of a qualified mortgage and are not higher-priced (i.e., prime mortgages), and provides a rebuttable presumption for higher-priced mortgage loans. It also sets certain product-feature prerequisites and affordability underwriting requirements for qualified mortgages and vests discretion in the CFPB to decide whether additional underwriting or other requirements should apply. The final rule issued by the CFPB implements the statutory criteria, which generally prohibit loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. So-called "no-doc loans," where the creditor does not verify income or assets, also cannot be qualified mortgages. Finally, a loan generally cannot be a qualified mortgage if the points and fees paid by the consumer exceed 3% of the total loan amount, although certain bona fide discount points are excluded for prime loans. The rule provides guidance on the calculation of points and fees, and thresholds for smaller loans. The final rule also establishes general underwriting criteria for qualified mortgages. Most importantly, the general rule requires that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the consumer have a total (or back-end) debt-to-income ratio that is less than or equal to 43%.
These rules provide protections for borrowers as well as lenders, and will clearly influence the types of mortgages that lenders are willing to issue, given the legal protections afforded to qualified mortgages but not to non-qualified mortgages. As these rules are not scheduled to take effect until January 2014, and as they may be subject to further amendment or refinement, it is too early to determine the impact that they will have on mortgage lending and on RMBS.
Liquidity and Valuations
Agency MBS valuations rose significantly in 2012 in response to a number of developments, most notably the increases in the Federal Reserve's MBS purchase program, culminating in the Federal Reserve's decision in September 2012 to increase its net MBS purchases to a net pace of $40 billion per month. Agency MBS valuations have also been supported by recent prepayment behavior, which has been quite favorable considering the historically low level of interest rates. While concerns linger as to how MBS valuations will respond once the Federal Reserve decides to reduce the pace of its MBS purchases, or possibly even begins to sell its MBS portfolio, private sector holdings of conventional 30-year Agency MBS are actually at multi-year lows. Therefore, as long as the Federal Reserve's ultimate exit from the Agency MBS market is orderly, we believe that the private sector should be able to absorb the additional supply.
In the first quarter of 2013, prices of prepayment-protected pools lagged those of the more "generic" pools that are the focus of the Federal Reserve's MBS purchase programs. We believe, however, that this recent underperformance has created a favorable entry point for prepayment-protected pools, and moreover we believe that the long-term outlook for prepayment-protected pools is positive, as many factors that have restrained recent prepayment activity, not only for all mortgages but for prepayment-protected pools in particular, will persist for some time.
Outlook
In our Agency RMBS strategy, we target pools that, taking into account their particular composition and based on our prepayment projections: (1) will generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) will have less prepayment sensitivity to government policy shocks and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months, when actual prepayment experience can be observed. We believe that our research team, our proprietary prepayment models, and our extensive databases remain essential tools in our implementation of this strategy. However, actions by the Federal Reserve continue to dominate the Agency RMBS market, and uncertainty around Federal Reserve policy has created significant volatility, as evidenced by the recent sharp drop in Agency RMBS passthrough prices. Market perception of uncertainty with respect to future Federal Reserve actions reinforces the importance of hedging our interest rate risk as we navigate the changing market landscape. We believe that our active investing style, coupled with our willingness and ability to dynamically alter the mix of TBAs and interest rate derivatives that we use to hedge interest rate risk, enables us to take advantage of market inefficiencies and volatilities, and therefore is of great benefit to our Agency RMBS strategy. Still, prepayment risk remains elevated in our Agency RMBS pools.
We believe that the technical trends will continue to support the non-Agency MBS markets, especially relative to interest rate swaps. While non-Agency MBS yields are at their lowest point since 2008, the scarcity of investment alternatives with attractive yields has continued to fuel demand for non-Agency MBS. As long as the Federal Reserve continues its accommodative monetary policies, we expect these trends to continue. We also expect that most of the other positive developments that have lifted the market in the past year, such as the improved regulatory capital treatment of non-Agency MBS assets for banks, will continue to support the non-Agency MBS market in the near term. These positive factors notwithstanding, negative macroeconomic events, if they were to materialize, pose potential risk to non-Agency MBS. European economies continue to struggle, and a large shock to the European financial system could depress investor appetite for non-Agency MBS assets. In addition, while the U.S. Government avoided the fiscal cliff at the beginning of 2013, most of the underlying budgetary and fiscal problems have only been deferred. Should the U.S. economy relapse into recession, all credit-sensitive assets, including non-Agency MBS, could suffer.

We also continue to remain generally optimistic on the fundamental prospects for non-Agency RMBS. We believe the upward trend in home prices and the downward trend in delinquencies, foreclosures, and shadow housing inventory will enhance the yields of, and provide further price support to, non-Agency RMBS. Since the recent rally in non-Agency RMBS has reduced available yields, we believe that skillful security selection is an important factor in our ability to generate returns in 2013. We believe that the recent substantial movements in non-Agency RMBS prices have created numerous pricing disparities that require sophisticated security analysis to identify. We intend to take advantage of trading opportunities to sell those securities that we believe have become more fully valued or overpriced, and purchase those securities that we believe offer better relative value.
Critical Accounting Policies
Certain of our critical accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that all of the decisions and assessments upon which our consolidated financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on our Manager and Ellington's experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for a complete discussion of our significant accounting policies. We have identified our most critical accounting policies to be the following:
Valuation: We apply Accounting Standards Codification ("ASC") ASC 820-10, Fair Value Measurement and Disclosures ("ASC 820-10"), to our holdings of financial instruments. ASC 820-10 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Financial instruments include securities and derivatives. A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.
The following is a description of the valuation methodologies used for our financial instruments:
Level 1 valuation methodologies include the observation of quoted prices (unadjusted) for identical assets or liabilities in active markets, often received from widely recognized data providers.
Level 2 valuation methodologies include the observation of (i) quoted prices for similar assets or liabilities in active markets, (ii) inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves) in active markets and (iii) quoted prices for identical or similar assets or liabilities in markets that are not active.
Level 3 valuation methodologies include (i) the solicitation of valuations from third parties (typically, broker-dealers), (ii) the use of proprietary models that require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions, and (iii) the assessment of observable or reported recent trading activity. We utilize such information to assign a good faith fair value (the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the valuation date) to each such financial instrument.
We seek to obtain at least one third-party indicative valuation for each instrument, and often obtain multiple indicative valuations when available. Third-party valuation providers often utilize proprietary models that are highly subjective and also require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions. We have been able to obtain third-party valuations on the vast majority of our assets, and we expect to continue to solicit third-party valuations on substantially all of our assets in the future to the extent practical. Generally, we value each financial instrument at the average of all third party valuations received and not rejected as described below. Third party valuations are not binding on us, and while we generally do not adjust such valuations, we may challenge or reject a valuation when, based on our validation criteria, we determine that such valuation is unreasonable or erroneous. Furthermore, we may determine, based on our validation criteria, that for a given instrument the average of the third-party valuations received does not result in what we believe to be fair value, and in such circumstances we may override this average with our own good faith valuation. Our validation criteria include the use of our own models, recent trading activity in the same or similar instruments, and valuations received from third parties. Our valuation process, including the application of our validation criteria, is overseen by a valuation committee. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the financial instruments existed, and the differences could be material to the consolidated financial statements.
See the notes to our consolidated financial statements for more information on valuation.

Accounting for Real Estate-Related Securities: Investments in real estate-related securities are generally recorded on trade date. These investments generally meet the requirements to be classified as available for sale under ASC 320-10-25, Debt and Equity Securities, which would require the securities to be carried at fair value on our consolidated balance sheet with changes in fair value charged to other comprehensive income, a component of shareholders' equity. However, we have chosen to make a fair value election pursuant to ASC 825, Financial Instruments, for our realestate-related securities portfolio. Electing the fair value option allows us to record changes in fair value in our Consolidated Statement of Operations, which, in our view, more appropriately reflects the results of our operations for a particular reporting period as all securities activities will be recorded in a similar manner. As such, the real estate-related securities are recorded at fair market value on our Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on our Consolidated Statement of Operations as a component of Change in net unrealized gains on real estate-related securities.
Realized gains or losses on sales of securities and derivatives are included in Net realized gains on real estate-related securities on the Consolidated Statement of Operations, and are recorded at the time of disposition. The cost of positions sold is calculated based on identified cost. Principal write-offs are generally treated as realized losses.
Interest Income: We accrete market discounts and amortize market premiums on debt securities using the effective yield method. Accretion of market discount and amortization of market premiums requires the use of a significant amount of judgment and the application of several assumptions including, but not limited to, prepayment assumptions and default rate assumptions, which are evaluated quarterly. Our accrual of interest, discount and premium for U.S. federal and other tax purposes is likely to differ from the financial accounting treatment of these items as described above.
Manager Compensation: The Management Agreement provides for the payment to the Manager of a management fee. The management fee is accrued and expensed during the period it is earned. For a more detailed discussion on the fees payable under the Management Agreement, see Note 5 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
Income Taxes: Prior to May 1, 2013, the effective date of our intended election to be treated as a REIT for U.S. federal income tax purposes, as a Maryland real estate investment trust with more than one owner, we will be treated as a partnership for U.S. federal income tax purposes. In general, partnerships are not subject to entity-level tax on their income, but the income of a partnership is taxable to its owners on a flow-through basis. Interest, dividend and other income that we realize from non-U.S. sources and capital gains that we realize on the sale of securities of non-U.S. issuers may be subject to entity-level taxes, such as withholding and other taxes levied by the jurisdiction in which the income is sourced. Although we will elect and intend to qualify to be taxed as a REIT commencing with our short taxable year May 1, 2013 through December 31, 2013, we have not elected and do not intend to elect REIT status under the Code for the period presented in the consolidated financial statements. We follow the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals of the litigation process, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. We did not have any unrecognized tax benefits at December 31, 2012. We do not expect any change in unrecognized tax benefits within the next year. In the normal course of business, we may be subject to examination by federal, state, local and foreign jurisdictions, where applicable, for the current period or 2012 (its open tax years). We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions; we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.
"Emerging Growth Company" Status: On April 5, 2012, the Jumpstart Our Business Startups Act, or the "JOBS Act," was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. Because we qualify as an "emerging growth company," we may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. We may take advantage of this extended transition period until the first to occur of the date that we (i) are no longer an "emerging growth company" or (ii) affirmatively and irrevocably opt out of this extended transition period. We have elected to take advantage of the benefits of this extended transition period. As a result, our financial statements may not be comparable to those of other public companies that comply with such new or revised accounting standards. Until the date that we are no longer an "emerging growth company" or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a)(2)(B), upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.
Recent Accounting Pronouncements
Please refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.
Financial Condition
As of March 31, 2013 all of our invested capital was in non-Agency RMBS. We also held approximately $20.1 million of cash and cash equivalents and had deferred offering costs of approximately $0.4 million at March 31, 2013. Subsequent to March 31, 2013, we began purchasing Agency RMBS.
Shareholders' Equity
As of March 31, 2013, our shareholders' equity increased by approximately $1.1 million to $32.1 million from $31.0 million. This increase consisted of net income of $1.1 million.
Net Income for the Three Month Period Ended March 31, 2013

(In thousands except for per share amounts)	Three Month Period Ended March 31, 2013
Interest income
Interest income	$283
Expenses
Management fees	119
Other operating expenses	78
Total expenses	197
Net realized and change in net unrealized gains on real estate securities	1,043
Net income	$1,129
Net income Per Share	$0.69
Net Income
Our net income for the three month period ended March 31, 2013 was $1.1 million or $0.69 per share.
Interest Income
Our primary source of income is the interest earned on our investment portfolio. Our portfolio as of March 31, 2013 consisted solely of non-Agency RMBS and we earned approximately $0.3 million in interest income on these securities for the three month period ended March 31, 2013.
Management Fees
For the three month period ended March 31, 2013 the management fee incurred was approximately $0.1 million, which is based on shareholders' equity, excluding any unrealized gains (losses) included in net income, at the end of each quarter.
Other Operating Expenses
Other operating expenses include organizational expenses, professional fees, and various other expenses necessary to operate our business. Other operating expenses for the three month period ended March 31, 2013 were approximately $0.1 million.
Other Income
Other income consisted of net realized and change in net unrealized gains on real estate securities. For the three month period ended March 31, 2013 other income was $1.0 million. This $1.0 million consisted of net realized gains of approximately $0.9 million and change in net unrealized gains of approximately $0.2 million. During the period we sold certain of our non-Agency RMBS holdings and reinvested in other non-Agency RMBS.

Liquidity and Capital Resources
Liquidity refers to our ability to meet our cash needs, including repaying our borrowings, funding and maintaining RMBS and other assets, paying dividends and other general business needs. We expect our short-term (one year or less) and long-term liquidity requirements to include acquisition costs for assets we acquire, payment of our management fee, compliance with margin requirements under our reverse repurchase agreements, repurchase agreements, TBA and derivative contracts, repayment of repurchase agreement borrowings to the extent we are unable or unwilling to extend our repurchase agreements, the payment of dividends, and payment of our general operating expenses. We expect our capital resources will primarily include cash on hand, cash flow from our investments (including monthly principal and interest payments received on our RMBS and proceeds from the sale of securities), borrowings under repurchase agreements, and proceeds from equity offerings. We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs.
We borrow funds in the form of repurchase agreements. The terms of these borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association, or "SIFMA," as to repayment and margin requirements. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include the addition of or changes to provisions relating to margin calls, net asset value requirements, cross default provisions, certain key person events, changes in corporate structure and requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction. These provisions may differ for each of our lenders.
As of March 31, 2013 and December 31, 2012 we had no borrowings outstanding. As of May 31, 2013, we had $706.2 million outstanding under our repurchase agreements.
We held cash and cash equivalents of approximately $20.1 million and $18.2 million as of March 31, 2013 and December 31, 2012, respectively.
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs and new opportunities. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Trustees. Other than the stock dividend declared on April 18, 2013, the Company has not declared any dividends since inception.
Based on our current portfolio, amount of free cash on hand, debt-to-equity ratio and current and anticipated availability of credit, we believe that our capital resources will be sufficient to enable us to meet anticipated short-term and long-term liquidity requirements.
We are not required by our investment guidelines to maintain any specific debt-to-equity ratio, and we believe that the appropriate leverage for the particular assets we hold depends on the credit quality and risk of those assets, as well as the general availability and terms of stable and reliable financing for those assets.
Contractual Obligations and Commitments
We are a party to a management agreement with our Manager. Pursuant to that agreement, our Manager is entitled to receive a management fee, reimbursement of certain expenses and, in certain circumstances, a termination fee. Such fees and expenses do not have fixed and determinable payments. We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. When we enter into a repurchase agreement, the lender establishes and maintains an account containing cash and securities having a value not less than the repurchase price, including accrued interest, of the repurchase agreement. We enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting.
As of March 31, 2013, we had no outstanding borrowings. As of May 31, 2013, we had $706.2 million of outstanding borrowings with five counterparties.
Off-Balance Sheet Arrangements
As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary components of our market risk are related to interest rate risk, prepayment risk, and credit risk.We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
Interest Rate Risk
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with most of our assets and liabilities. For some securities in our portfolio, the coupon interest rates on, and therefore also the values of, such securities are highly sensitive to interest rate movements, such as inverse floating rate RMBS, which benefit from falling interest rates, or certain deep discount floating rate RMBS, which benefit from rising interest rates. Subject to qualifying and maintaining our qualification as a REIT and our exemption from registration under the Investment Company Act, we intend to opportunistically hedge our interest rate risk by entering into interest rate swaps, TBAs, U.S. Treasury securities, Eurodollar futures, and other instruments. In general, such hedging instruments are used to offset the large majority of the interest rate risk we estimate to arise from our repurchase agreement indebtedness associated with our Agency RMBS positions. Hedging instruments may also be used to offset a portion of the interest rate risk arising from our repurchase agreement liabilities associated with certain non-Agency RMBS positions.
The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of March 31, 2013, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in value for a Decrease in Interest Rates by		Estimated Change in value for a Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Non-Agency RMBS	$160	$326	$(153)	$(299)
Total	$160	$326	$(153)	$(299)
Our analysis of interest rate risk is derived from Ellington's proprietary models as well as third party information and analytics. Many assumptions have been made in connection with the calculations set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. For example, for each hypothetical immediate shift in interest rates, assumptions have been made as to the response of mortgage prepayment rates, the shape of the yield curve, and market volatilities of interest rates; each of the foregoing factors can significantly and adversely affect the fair value of our interest rate-sensitive instruments.
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, other RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our March 31, 2013 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Special Note Regarding Forward-Looking Statements."
Prepayment Risk
Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of mortgage loans underlying RMBS, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal and other factors. Changes in prepayment rates will have varying effects on the different types of securities in our portfolio. We attempt to take these effects into account in making asset management decisions with respect to our assets. Additionally, increases in prepayment rates may cause us to experience losses on our IOs and IIOs, as those securities are extremely sensitive to prepayment rates. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation.
Credit Risk
We are subject to credit risk in connection with our assets, especially our non-Agency RMBS. Credit losses on real estate loans underlying our non-Agency RMBS can occur for many reasons, including, but not limited to, poor origination practices, fraud, faulty appraisals, documentation errors, poor underwriting, legal errors, poor servicing practices, weak economic conditions, decline in the value of homes, special hazards, earthquakes and other natural events, over-leveraging of the borrower on the property, reduction in market rents and occupancies and poor property management services in the case of rented homes, changes in legal protections for lenders, reduction in personal income, job loss and personal events such as divorce or health problems. Property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of housing), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors and retroactive changes to building or similar codes. For mortgage-related instruments, the two primary components of credit risk are default risk and severity risk.
Default Risk
Default risk is the risk that borrowers will fail to make principal and interest payments on their mortgage loans. Subject to qualifying and maintaining our qualification as a REIT and our exemption from registration under the Investment Company Act, we may selectively attempt to mitigate our default risk by, among other things, opportunistically entering into credit default swaps on individual RMBS or RMBS indices, whereby we would receive payments upon the occurrence of a credit event on the underlying reference asset or assets. We also rely on third-party mortgage servicers to mitigate our default risk, but such third-party mortgage servicers may have little or no economic incentive to mitigate loan default rates.
Severity Risk
Severity risk is the risk of loss upon a borrower default on a mortgage loan underlying our RMBS. Severity risk includes the risk of loss of value of the property underlying the mortgage loan as well as the risk of loss associated with taking over the property, including foreclosure costs. We rely on third-party mortgage servicers to mitigate our severity risk, but such third-party mortgage servicers may have little or no economic incentive to mitigate loan loss severities. Such mitigation efforts may include loan modification programs and prompt foreclosure and property liquidation following a default.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Neither we nor our Manager is currently subject to any legal proceedings that we or our Manager considers to be material. Nevertheless, at any time, industry-wide or company-specific regulatory inquiries or proceedings can be initiated and we cannot predict when or if any such regulatory inquiries or proceedings will be initiated that involve us, Ellington, or its affiliates, including our Manager. Ellington and its affiliates have, over the years, received, and we expect in the future that they may receive, inquiries and requests for documents and information from various regulators.
We can give no assurances that regulatory inquiries will not result in investigations of Ellington or its affiliates or enforcement actions, fines or penalties or the assertion of private litigation claims against Ellington or its affiliates. We believe the intense scrutiny of CDO market participants in particular (including large CDO collateral managers such as Ellington) increases the risk of additional inquiries and requests from regulatory or enforcement agencies. In the event regulatory inquiries were to result in investigations, enforcement actions, fines, penalties or the assertion of private litigation claims against Ellington or its affiliates, our Manager's ability to perform its obligations to us under the Management Agreement between us and our Manager, or Ellington's ability to perform its obligations to our Manager under the services agreement between Ellington and our Manager, could be adversely impacted, which could in turn have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our shareholders.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the Company's registration statement relating to its initial public offering. These risk factors are set forth in Exhibit 99.1 of this Quarterly Report on Form 10-Q and are incorporated by reference herein.
Item 2. Unregistered Sales of Equity Securities
Unregistered Sales of Equity Securities
On May 6, 2013, concurrent with the completion of our initial public offering of 6,450,000 common shares of beneficial interest, $0.01 par value per share (the “Common Shares”), we completed the private placement transaction described in our registration statement on Form S-11(Registration No. 333-187662), which was declared effective by the SEC on May 1, 2013 (the “IPO Registration Statement”), pursuant to which we issued 1,000,000 Common Shares to Blackstone Tactical Opportunities EARN Holdings L.L.C. and 50,000 Common Shares to EMG Holdings, L.P. at the IPO price of $20.00 per share. We realized aggregate proceeds of approximately $21 million through the private placement transaction, which was exempt under Section 4(2) or Regulation D of the Securities Act of 1933 as transactions not involving public offerings made to accredited investors.
Use of Proceeds
On May 6, 2013, we closed our initial public offering of Common Shares pursuant to which we sold 6,450,000 Common Shares to the public at a public offering price of $20.00 per share. We raised approximately $129.0 million in gross proceeds, resulting in net proceeds to us of approximately $127.5 million, after deducting approximately $1.5 million in other expenses relating to the initial public offering. We are investing the net proceeds of our initial public offering in accordance with our investment objectives and strategies as described in the prospectus that is part of the IPO Registration Statement. There has been no material change in our planned use of proceeds from our initial public offering.
All of the 6,450,000 shares sold in our initial public offering were sold pursuant to our IPO Registration Statement. Our offering pursuant to that registration statement is now complete and has been terminated. Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Citigroup Global Markets Inc., and UBS Securities LLC were the joint book runners for the initial public offering. RBC Capital Markets, LLC, JMP Securities LLC, Blackstone Advisory Partners L.P., Sterne, Agee & Leach, Inc. and Tod's Point Capital LLC acted as co-managers.

Item 6. Exhibits

Exhibit	Description
3.1	Articles of Amendment and Restatement of Ellington Residential Mortgage REIT filed on May 3, 2013.

3.2	Amended and Restated Bylaws of Ellington Residential Mortgage REIT.

4.1	Specimen Common Share Certificate of Ellington Residential Mortgage REIT (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013.

10.1	Shareholders Agreement by and among Ellington Residential Mortgage REIT, EMG Holdings, L.P., and Blackstone Tactical Opportunities EARN Holdings, L.L.C. dated May 6, 2013.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

99.1	Risk Factors of Ellington Residential Mortgage REIT.

101**
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	June 11, 2013	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	June 11, 2013	By:	/s/ LISA MUMFORD
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Amendment and Restatement of Ellington Residential Mortgage REIT filed on May 3, 2013.

3.2	Amended and Restated Bylaws of Ellington Residential Mortgage REIT.

4.1	Specimen Common Share Certificate of Ellington Residential Mortgage REIT (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013.

10.1	Shareholders Agreement by and among Ellington Residential Mortgage REIT, EMG Holdings, L.P., and Blackstone Tactical Opportunities EARN Holdings, L.L.C. dated May 6, 2013.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

99.1	Risk Factors of Ellington Residential Mortgage REIT.

101**
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.