Form 10-Q
period 2013-06-30
Ellington Residential Mortgage REIT
filed 2013-08-15
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filers" "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2013
Common Shares of Beneficial Interest, $0.01 par value per share	9,133,378

ELLINGTON RESIDENTIAL MORTGAGE REIT
FORM 10-Q

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2013	December 31, 2012
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$52,345	$18,161
Real estate securities, at fair value	1,351,479	13,596
Due from brokers	41,604	—
Derivative assets, at fair value	31,266	—
Receivable for securities sold	15,963	—
Interest receivable	3,943	39
Other assets	367	360
Total Assets	$1,496,967	$32,156
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,215,696	$—
Payable for securities purchased	77,136	—
Due to brokers	27,887	—
Derivative liabilities, at fair value	2,980	—
Dividend payable	1,279	—
Accrued expenses	1,360	1,076
Management fee payable	703	116
Interest payable	353	—
Total Liabilities	1,327,394	1,192
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (9,133,378 and 1,633,378 shares issued and outstanding, respectively)	91	16
Additional paid-in-capital	181,061	32,674
Accumulated deficit	(11,579)	(1,726)
Total Shareholders' Equity	169,573	30,964
Total Liabilities and Shareholders' Equity	$1,496,967	$32,156

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended June 30, 2013	Six Month Period Ended June 30, 2013
(In thousands except per share amounts)	Expressed in U.S. Dollars
INTEREST INCOME
Interest income	$4,310	$4,592
Interest expense	(525)	(525)
Total net interest income	3,785	4,067
EXPENSES
Management fees	703	823
Professional fees	237	268
Other operating expenses	421	466
Total expenses	1,361	1,557
OTHER INCOME (LOSS)
Net realized losses on real estate securities	(3,006)	(2,117)
Net realized gains on derivative instruments	8,376	8,376
Change in net unrealized losses on real estate securities	(45,784)	(45,629)
Change in net unrealized gains on derivative instruments	28,286	28,286
Total other loss	(12,128)	(11,084)
NET LOSS	$(9,704)	$(8,574)
NET LOSS PER COMMON SHARE
Basic	$(1.55)	$(2.17)

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Six Month Period Ended June 30, 2013
	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated Deficit	Total
(In thousands except share amounts)	Expressed in U.S. Dollars
BALANCE, December 31, 2012	1,633,378	$16	—	$—	$32,674	$(1,726)	$30,964
Issuance of common shares	7,500,000	75	—	—	149,925		150,000
Offering costs					(1,538)		(1,538)
Dividends declared(1)						(1,279)	(1,279)
Net loss						(8,574)	(8,574)
BALANCE, June 30, 2013	9,133,378	$91	—	$—	$181,061	$(11,579)	$169,573

(1)	For the six month period ended June 30, 2013 a dividend of $0.14 per share was declared.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

Six Month Period Ended June 30, 2013
(In thousands)	Expressed in U.S. Dollars
Cash flows provided by (used in) operating activities:
Net loss	$(8,574)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Net realized losses on real estate securities	2,117
Change in net unrealized losses on real estate securities	45,629
Net realized gains on derivative instruments	(8,376)
Change in net unrealized gains on derivative instruments	(28,286)
Amortization of premiums and accretion of discounts (net)	719
(Increase) decrease in assets:
Due from brokers	(41,604)
Interest receivable	(3,904)
Other assets	(367)
Increase (decrease) in liabilities:
Due to brokers	27,887
Accrued expenses	(212)
Interest payable	353
Management fees payable	587
Net cash used in operating activities	(14,031)
Cash flows provided by (used in) investing activities:
Purchases of real estate securities	(1,596,310)
Proceeds from sale of real estate securities	266,465
Principal repayments of real estate securities	4,663
Proceeds from investments sold short	2,042
Repurchase of investments sold short	(2,036)
Proceeds from disposition of derivative instruments	11,437
Purchase of derivative instruments	(3,060)
Payments made on reverse repurchase agreements	(4,098)
Proceeds from reverse repurchase agreements	4,098
Net cash used in investing activities	(1,316,799)
Cash flows provided by (used in) financing activities:
Offering costs paid	(682)
Proceeds from issuance of common shares	150,000
Borrowings under repurchase agreements	1,977,370
Repayments of repurchase agreements	(761,674)
Cash provided by financing activities	1,365,014
NET INCREASE IN CASH AND CASH EQUIVALENTS	34,184
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,161
CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,345
Supplemental disclosure of cash flow information:
Interest paid	$171

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(UNAUDITED)
1. Organization and Investment Objective
Ellington Residential Mortgage REIT ("EARN") was formed as a Maryland real estate investment trust ("REIT") on August 2, 2012, and commenced operations on September 25, 2012. EARN conducts its business through its wholly owned subsidiaries, EARN OP GP LLC (the "General Partner") and Ellington Residential Mortgage LP (the "Operating Partnership"), which were formed as a Delaware limited liability company and a Delaware limited partnership, respectively, on July 31, 2012 and commenced operations on September 25, 2012.
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
On May 1, 2013, the Company priced an initial public offering of its common shares, pursuant to which it sold 6,450,000 shares to the public at a price of $20.00 per share. Concurrent with the initial public offering, the Company completed a private placement with its initial shareholders which resulted in gross proceeds to the Company of $21.0 million and the issuance of 1,050,000 shares at a price of $20.00 per share. No further capital commitments from the initial shareholders remain as a result of this private placement. Total gross proceeds from the initial public offering and concurrent private placement were $150.0 million. Proceeds, net of offering costs, were approximately $148.5 million.
The Company acquires and manages Agency and non-Agency, both investment grade and non-investment grade, residential mortgage-backed securities ("RMBS"), including Agency pools and Agency and non-Agency collateralized mortgage obligations ("CMOs"). Collectively, all of these asset types are referred to as real estate securities. The Company may also acquire and manage mortgage servicing rights, residential whole mortgage loans, and other mortgage- and real estate-related assets. The Company may also invest in other instruments including, but not limited to, forward-settling To-Be-Announced Agency pass-through certificates ("TBAs"), interest rate swaps and swaptions, U.S. Treasury securities, Eurodollar and U.S. Treasury futures, and cash equivalents. The Company's targeted investments may range from unrated (first loss) securities to AAA senior securities.
Ellington Residential Mortgage Management LLC (the "Manager") serves as the Manager to the Company pursuant to the terms of the Amended and Restated Management Agreement effective as of September 24, 2012 (the "Management Agreement"). The Manager is an affiliate of Ellington Management Group, L.L.C. ("EMG"), an investment management firm that is registered as an investment adviser. In accordance with the terms of the Management Agreement and the Services Agreement, as discussed in Note 10, the Manager is responsible for administering the Company's business activities and day-to-day operations, and performs certain services, subject to oversight by the Board of Trustees.
The Company has not elected and does not intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), for the period September 25, 2012 (Commencement of Operations) through December 31, 2012 or for the short taxable period January 1, 2013 through April 30, 2013. The Company made the election to be taxed as a corporation effective for the short taxable period May 1, 2013 through December 31, 2013. The Company intends to make the election to be taxed as a REIT when it files its tax return for the short taxable period May 1, 2013 through December 31, 2013.
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") in the United States of America, for interim financial information. Entities in which the Company has a controlling financial interest, through ownership of the majority of the entities' voting equity interests, or through other contractual right that give the Company control, are consolidated by the Company. All inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.
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
(C) Accounting for Real Estate Securities: Investments in real estate securities are recorded on trade date. The Company has chosen to make a fair value election pursuant to ASC 825-10, Financial Instruments, for its real estate securities portfolio. Electing the fair value option allows the Company to record changes in fair value in the Consolidated Statement of Operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner. As such, the real estate securities are recorded at fair value on the Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on the Consolidated Statement of Operations as a component of Change in net unrealized gains (losses) on real estate securities.
Realized gains or losses on sales of real estate securities are included in Net realized gains (losses) on real estate securities on the Consolidated Statement of Operations, and are recorded at the time of disposition. The cost of positions sold is calculated based on identified cost. Principal write-offs are generally treated as realized losses.
(D) Interest Income: The Company accretes market discounts and amortizes market premiums on debt securities using the effective yield method. Accretion of market discount and amortization of market premiums requires the use of a significant amount of judgment and the application of several assumptions including, but not limited to, prepayment assumptions and default rate assumptions, which are evaluated quarterly. The Company's accretion of discounts and amortization of premiums for U.S. federal and other tax purposes is likely to differ from the financial accounting treatment of these items as described above.
(E) Cash and Cash Equivalents: Cash and cash equivalents include cash and short term investments with original maturities of three months or less at the date of acquisition. Cash equivalents are recorded at cost plus accrued interest, which approximates fair value. Cash accounts are maintained with financial institutions and these balances generally exceed insured limits.
(F) Due from brokers/Due to brokers: Due from brokers and Due to brokers accounts on the Consolidated Balance Sheet includes collateral received or paid from counterparties along with receivables and payables for open and or closed derivative positions.
(G) Financial Derivatives: The Company may enter into various types of financial derivatives subject to certain restrictions, including restrictions associated with qualifying as a REIT, when the company elects REIT tax status, and investment guidelines.
Swaps: The Company may enter into interest rate swaps, which are contractual agreements whereby one party pays a floating rate of interest on a notional principal amount and receives a fixed rate on the same notional principal, or vice versa, for a fixed period of time.
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
Upfront payments paid/received by the Company on open swap contracts are initially recorded as an asset or liability and are recorded as a realized gain or loss on the termination date. During the term of swap contracts, changes in fair value are recognized as unrealized gains or losses on the Consolidated Statement of Operations. Periodic payments or receipts required by swap agreements are recorded as unrealized gains or losses when accrued and realized gains or losses when received or paid. The Company may be required to deliver or receive cash or securities as collateral upon entering into swap transactions. When a contract is terminated, the Company will realize a gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and the Company's basis in the contract, if any.
As of June 30, 2013, the Company's swap contracts were predominantly governed by International Swaps and Derivatives Association ("ISDA") trading agreements, which are separately negotiated agreements with dealer counterparties. Changes in the relative value of the swap transactions may require the Company or the counterparty to post or receive additional collateral. Typically, a collateral payment or receipt is triggered based on the net change in the value of all contracts governed by a particular ISDA trading agreement. Cash collateral received from or paid to counterparties is included in Due to brokers and Due from brokers, respectively. As of June 30, 2013, certain of the Company's swaps had been traded subject to settlement through a clearinghouse.
TBA Securities: The Company may transact in the TBA RMBS market. A TBA position is a forward contract for the purchase ("long position") or sale ("short position") of Agency RMBS at a predetermined price, face amount, issuer, coupon, and maturity on an agreed-upon future delivery date. For each TBA contract and delivery month, a uniform settlement date for all market participants is determined by the Securities Industry and Financial Markets Association. The specific Agency RMBS to be delivered into the contract at the settlement date, are not known at the time of the transaction. The Company typically does not take delivery of TBAs, but rather enters into offsetting transactions and settles the associated receivable and payable balances with its counterparties. The Company primarily uses TBAs to hedge interest rate risk, but from time to time it also holds net long positions in certain TBA securities as a means of acquiring exposure to Agency RMBS.
TBAs are accounted for as derivative instruments. The difference between the contract price and the fair value of the TBA position as of the reporting date is reported in Change in net unrealized gains (losses) on derivative instruments, in the Consolidated Statement of Operations. The Company estimates the fair value of TBA positions based on similar methods used to value real estate securities. Upon settlement of the TBA contract, the realized gain (loss) on the TBA contract is equal to the net cash amount received (paid).
Futures Contracts: A futures contract is an agreement between two parties to buy and sell an asset for a set price on a future date. Initial margin deposits are made upon entering into futures contracts and can be either cash or securities. During the period the futures contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking-to-market to reflect the current market value of the contract. Variation margin payments are made or received periodically, depending upon whether unrealized losses or gains are incurred. When the contract is closed, the Company records a realized gain or loss equal to the difference between the proceeds of the closing transaction and the Company's basis in the contract.
Options: The Company may purchase put, call, straddle, or other similar options such as swaptions. When the Company purchases an option, an amount equal to the premium paid is recorded as an asset and is subsequently marked-to-market. Premiums paid for purchasing options that expire unexercised are recognized on the expiration date as realized losses on the Consolidated Statement of Operations. If an option is exercised, the premium paid is subtracted from the proceeds of the sale or added to the cost of the purchase to determine whether the Company has realized a gain or loss on the related investment transaction. When the Company enters into a closing transaction, the Company will realize a gain or loss depending upon whether the amount from the closing transaction is greater or less than the premium paid.
The Company may write put, call, straddle, or other similar options such as swaptions. When the Company writes an option, an amount equal to the premium received is recorded as a liability and is subsequently marked-to-market. Premiums received for writing options that expire unexercised are recognized on the expiration date as realized gains on the Consolidated Statement of Operations. If an option is exercised, the premium received is subtracted from the cost of the purchase or added to the proceeds of the sale to determine whether the Company has realized a gain or loss on the related investment transaction. When the Company enters into a closing transaction, the Company will realize a gain or loss depending upon whether the amount from the closing transaction is greater or less than the premium received.
The Company may be required to deliver or receive cash or securities as collateral upon entering into certain option transactions. Movements in the value of the option transactions may require the Company or the counterparty to post additional collateral.

(H) Repurchase Agreements and Reverse Repurchase Agreements: The Company may enter into repurchase agreements with third-party broker-dealers, whereby it sells securities under agreements to repurchase at an agreed upon price and date. The Company also enters into reverse repurchase agreement transactions with third-party broker-dealers, whereby it purchases securities under agreements to resell at an agreed upon price and date. Interest on the value of repurchase and reverse repurchase agreements issued and outstanding is based upon market rates at the time of issuance. The Company accounts for repurchase agreements as collateralized borrowings. When the Company enters into a repurchase agreement, the lender establishes and maintains an account containing cash transferred and securities having a value not less than the repurchase price, including accrued interest, of the repurchase agreement. Repurchase and reverse repurchase agreements that are conducted with the same counterparty can be reported on a net basis if they meet the requirements under the authoritative guidance. Repurchase agreements and reverse repurchase agreements are carried at their contractual amounts, which approximate fair value.
(I) U.S. Treasury Securities: The Company may purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of its portfolio. The Company may borrow securities under reverse repurchase agreements to cover short sales of U.S. Treasury securities. The Company accounts for these as securities borrowing transactions and recognizes an obligation to return the borrowed securities at fair value on the Consolidated Balance Sheet based on the value of the underlying borrowed securities as of the reporting date.
 (J) Organizational Expenses: Organizational expenses are expensed as incurred. Organizational expenses consisted mainly of legal fees.
(K) Offering Costs/Deferred Offering Costs: Offering costs are charged against shareholders' equity. As of December 31, 2012, cumulative costs associated with the Company's public offering of common shares were deferred. At the closing of the common share offering, in May 2013, these deferred offering costs were offset against the proceeds of the offering. Deferred offering costs consist principally of legal, accounting, printing, and other fees associated with the offering.
(L) Manager Compensation: The Management Agreement provides for the payment of a management fee to the Manager. The management fee is accrued and expensed during the period that the management services are performed. For a more detailed discussion on the fees payable under the Management Agreement see Note 8.
(M) Share Based Compensation: The Company will apply the provisions of ASC 718, Compensation—Shares Compensation ("ASC 718"), with regard to its planned equity incentive plans. ASC 718 covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued. As of June 30, 2013, the Company has not established a share based compensation plan.
(N) Dividends: Dividends payable are recorded on the declaration date.
(O) Earnings Per Share ("EPS"): In accordance with the provisions of ASC 260, Earnings per Share, the Company calculates basic income (loss) per share by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for that period. Diluted income (loss) per share takes into account the effect of dilutive instruments, such as share options, warrants, and unvested restricted shares, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.
(P) Income Taxes: Prior to May 1, 2013, the Company, as a business trust with more than one owner, was considered a partnership for U.S. federal income tax purposes. In general, partnerships are not subject to entity-level tax on their income, but the income of a partnership is taxable to its owners on a flow-through basis. Interest, dividend, and other income realized by the Company from non-U.S. sources and capital gains realized on the sale of securities of non-U.S. issuers may be subject to entity level tax such as withholding and other taxes levied by the jurisdiction in which the income is sourced. The Company has not elected and does not intend to elect REIT status under the Code for the period September 25, 2012 (Commencement of Operations) through December 31, 2012 or for the short taxable period January 1, 2013 through April 30, 2013. The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals of the litigation process, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits at June 30, 2013 or December 31, 2012. The Company does not expect any change in unrecognized tax benefits within the next year. In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period and 2012 (its open tax years). The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.
The Company made the election to be taxed as a corporation effective for the short taxable period May 1, 2013 through December 31, 2013. The Company intends to elect to be taxed as a REIT under Sections 856 to 860 of the Code commencing with the short taxable period May 1, 2013 through December 31, 2013.
(Q) Recent Accounting Pronouncements: Under the Jumpstart Our Business Startups Act, or the "JOBS Act," the Company meets the definition of an "emerging growth company." The Company has elected to follow the extended transition period for complying with new or revised U.S. accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-public entities.
In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). This amends ASC 210-20, Balance Sheet Offsetting, to require new disclosures about balance sheet offsetting for derivative and financial instruments which are offset on the Consolidated Balance Sheet. The update requires disclosure of gross asset and liability amounts for financial instruments shown net on the Consolidated Balance Sheet. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013 and is to be applied retrospectively. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ("ASU 2013- 01"). The amendment clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASU No. 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements, reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting agreement or similar agreement. The adoption of ASU 2011-11, as amended by ASU 2013-01, did not have a material impact on the Company's consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, Other Comprehensive Income ("ASU 2013-02"), which amends ASC 220, Comprehensive Income. The amendments are intended to make the presentation of items within Other Comprehensive Income ("OCI") more prominent. ASU 2013-02 requires reclassification adjustments between OCI and net income to be presented separately on the face of the financial statements. The new guidance does not change the requirement to present items of net income and OCI, and totals for net income, OCI and comprehensive income in a single continuous statement or two consecutive statements. ASU 2013-02 is effective for the first interim or annual period beginning on or after December 15, 2013. Adopting this ASU is not expected to have any impact on the Company's condensed consolidated financial condition or results of operations, but may impact financial statement disclosures.
In February 2013, the FASB issued ASU No. 2013-04 which amends ASC 405, Liabilities. The amendment is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The amendment in this update is effective for fiscal years beginning after December 15, 2014 and interim and annual periods thereafter. The Company is evaluating the impact of this amendment.

3. Real Estate Securities
The following tables present details of the Company's real estate securities portfolio at June 30, 2013 and December 31, 2012, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by government-sponsored enterprises, Fannie Mae or Freddie Mac. The non-Agency RMBS portfolio is not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and is therefore subject to greater credit risk.
By RMBS Type -
June 30, 2013:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$138,155	$6,616	$144,771	$—	$(2,522)	$142,249	3.02%	1.96%	5.92
30-year fixed rate mortgages	1,142,993	61,644	1,204,637	1,080	(45,201)	1,160,516	3.53%	2.67%	10.09
Interest only securities	86,490	(77,604)	8,886	1,032	(14)	9,904	3.63%	8.45%	4.92
Total Agency RMBS	1,367,638	(9,344)	1,358,294	2,112	(47,737)	1,312,669	3.48%	2.63%	9.34
Non-Agency RMBS	62,358	(23,650)	38,708	903	(801)	38,810	2.73%	7.75%	5.43
Total Real Estate Securities	$1,429,996	$(32,994)	$1,397,002	$3,015	$(48,538)	$1,351,479	3.45%	2.84%	9.17
December 31, 2012:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Non-Agency RMBS	$26,890	$(13,400)	$13,490	$117	$(11)	$13,596	2.20%	8.50%	7.80

(1)
Average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

By Estimated Weighted Average Life -
As of June 30, 2013:

	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$4,150	$4,260	3.50%	$1,098	$775	4.00%	$3,692	$3,417	2.34%
Greater than three years and less than seven years	146,621	149,188	3.09%	7,736	7,123	3.58%	18,118	18,087	2.85%
Greater than seven years and less than eleven years	1,133,642	1,176,917	3.52%	1,070	988	3.50%	16,276	16,388	2.18%
Greater than eleven years	18,352	19,043	3.71%	—	—	0.00%	724	816	7.69%
Total	$1,302,765	$1,349,408	3.47%	$9,904	$8,886	3.63%	$38,810	$38,708	2.73%

As of December 31, 2012:

	Non-Agency RMBS
Estimated Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$3,036	$3,001	5.57%
Greater than three years and less than seven years	3,994	3,978	0.61%
Greater than seven years and less than eleven years	3,601	3,608	1.10%
Greater than eleven years	2,965	2,903	2.49%
Total	$13,596	$13,490	2.20%
The following table illustrates components of interest income on the Company's RMBS for the three and six months ended June 30, 2013:

	Three Month Period Ended June 30, 2013			Six Month Period Ended June 30, 2013
	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$4,914	$(1,043)	$3,871	$4,914	$(1,043)	$3,871
Non-Agency RMBS	253	185	438	396	324	720
Total	$5,167	$(858)	$4,309	$5,310	$(719)	$4,591
4. Valuation
The Company applies ASC 820-10, Fair Value Measurement and Disclosures ("ASC 820-10"), to its holdings of financial instruments. ASC 820-10 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Financial instruments include securities and derivatives. A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. The following is a description of the valuation methodologies used for financial instruments:
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
The Company's Agency RMBS, exclusive of Agency interest only securities, or "Agency IOs," are classified as Level 2 assets. Fair value for Agency RMBS, excluding Agency IOs is determined using inputs considered to be observable including multiple indicative quotes from broker-dealers and recent trading activity for similar securities.
Level 3—valuation methodologies include (i) the solicitation of valuations from third parties (typically, broker-dealers), (ii) the use of proprietary models that require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions, and (iii) the assessment of observable or reported recent trading activity. The Company utilizes such information to assign a good faith fair value (the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the valuation date) to each such financial instrument. The Company's non-Agency RMBS and Agency IOs are classified as Level 3 assets.
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
The following tables present the Company's financial instruments measured at fair value on:
June 30, 2013:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Real estate securities, at fair value:
Agency RMBS:
15-year fixed rate mortgages	$—	$142,249	$—	$142,249
30-year fixed rate mortgages	—	1,160,516	—	1,160,516
Interest only securities	—	—	9,904	9,904
Non-Agency RMBS	—	—	38,810	38,810
Real estate securities, at fair value	—	1,302,765	48,714	1,351,479
Derivative assets, at fair value:
Interest rate swaps	—	26,516	—	26,516
TBAs	—	4,750	—	4,750
Total derivative assets	—	31,266	—	31,266
Total real estate securities and derivative assets, at fair value	$—	$1,334,031	$48,714	$1,382,745
Liabilities:
Derivative liabilities, at fair value:
Interest rate swaps	$—	$(320)	$—	$(320)
TBAs	—	(2,660)	—	(2,660)
Total derivative liabilities, at fair value	$—	$(2,980)	$—	$(2,980)
There were no transfers of financial instruments between Levels 1, 2, or 3 of the fair value hierarchy during the six month period ended June 30, 2013.
December 31, 2012:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Real estate securities, at fair value:
Non-Agency RMBS	$—	$—	$13,596	$13,596
Total real estate securities, at fair value	$—	$—	$13,596	$13,596
There were no transfers of financial instruments between Levels 1, 2, or 3 of the fair value hierarchy during the period September 25, 2012 (commencement of operations) through December 31, 2012.

The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value:
Three month period ended June 30, 2013:

(In thousands)	Agency RMBS	Non-Agency RMBS
Beginning balance at 3/31/2013	$—	$12,360
Transfers(1):
Transfers into level 3	—	—
Transfers out of level 3	—	—
Purchases	9,021	27,446
Proceeds from sales	—	—
Principal repayments	—	(1,023)
Amortization/accretion, net	(135)	185
Net realized gains	—	1
Change in net unrealized gains (losses)	1,018	(159)
Ending balance at 6/30/2013	$9,904	$38,810
Change in net unrealized gains (losses) for level 3 assets still held as of June 30, 2013	$1,018	$(159)
Six month period ended June 30, 2013:

(In thousands)	Agency RMBS	Non-Agency RMBS
Beginning balance at 12/31/2012	$—	$13,596
Transfers(1):
Transfers into level 3	—	—
Transfers out of level 3	—	—
Purchases	9,021	30,777
Proceeds from sales	—	(5,309)
Principal repayments	—	(1,463)
Amortization/accretion, net	(135)	324
Net realized gains	—	889
Change in net unrealized gains (losses)	1,018	(4)
Ending balance at 6/30/2013	$9,904	$38,810
Change in net unrealized gains (losses) for level 3 assets still held as of June 30, 2013	$1,018	$61

(1)	Transfers are assumed to occur at the beginning of the period.

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of June 30, 2013 and December 31, 2012:
June 30, 2013:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Private Label Residential Mortgage-Backed Securities	$31,178	Market quotes	Non Binding Indicative Price	$29.75	$102.79	$81.21
Private Label Residential Mortgage-Backed Securities	$7,632	Discounted Cash Flows	Yield	6.7%	14.2%	10.8%
			Projected Collateral Prepayments	28.9%	60.0%	41.9%
			Projected Collateral Losses	4.5%	27.4%	14.3%
			Projected Collateral Recoveries	7.0%	13.6%	10.4%
			Projected Collateral Scheduled Amortization	14.1%	51.0%	33.4%
						100.0%
Agency RMBS–Interest Only Securities	$5,860	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	480	981	632
			Projected Collateral Prepayments	69.8%	73.3%	71.9%
			Projected Collateral Scheduled Amortization	26.7%	30.2%	28.1%
						100.0%
Agency RMBS–Interest Only Securities	$4,044	Market quotes	Non Binding Indicative Price	$5.25	$21.00	$13.62

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.
December 31, 2012:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Private Label Residential Mortgage-Backed Securities	$13,596	Discounted Cash Flows	Yield	6.2%	20.4%	8.5%
			Projected Collateral Prepayments	12.6%	52.2%	29.4%
			Projected Collateral Losses	11.3%	41.4%	26.9%
			Projected Collateral Recoveries	6.8%	33.2%	23.8%
			Projected Collateral Scheduled Amortization	3.0%	52.7%	19.9%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.
Third-party non-binding indicative prices are validated by comparing such prices to internally generated prices based on the Company's models and to recent trading activity in the same or similar instruments. For those instruments valued using discounted cash flows, collateral prepayments, losses, recoveries, and scheduled amortization are projected over the remaining life of the collateral and expressed as a percentage of the collateral's current principal balance. For those assets valued using the LIBOR Option Adjusted Spread ("OAS") valuation methodology, cash flows are projected using the Company's models over multiple interest rate scenarios, and these projected cash flows are then discounted using the LIBOR rates implied by each interest rate scenario. The LIBOR OAS of an asset is then computed as the unique constant yield spread that, when added to all LIBOR rates in each interest rate scenario generated by the model, will equate (a) the expected present value of the projected asset cash flows over all model scenarios to (b) the actual current market price of the asset. LIBOR OAS is therefore model-dependent. Generally speaking, LIBOR OAS measures the additional yield spread over LIBOR that an asset provides at its current market price after taking into account any interest rate options embedded in the asset.
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
5. Derivative Instruments
The Company is exposed to certain risks arising from both its business operations and economic conditions. Specifically, the Company’s primary source of debt financing is repurchase agreements and the Company enters into financial derivative and other instruments to manage exposure to variable cash flows on portions of its borrowings under those repurchase agreements. Since the interest rates on repurchase agreements typically change with market interest rates such as LIBOR, the Company is exposed to constantly changing interest rates, which accordingly affects cash flows associated with these rates on its borrowings. To mitigate the effect of changes in these interest rates and their related cash flows, the Company may enter into a variety of derivative contracts, including interest rate swaps, Eurodollar and U.S. Treasury futures, interest rate swaptions and TBAs.
The following table details the Company's holdings of derivative instruments as of June 30, 2013:

	As of June 30, 2013
(In thousands)	Notional	Fair Value
Derivative assets, at fair value:
TBA securities purchase contracts	$29,350	$169
TBA securities sale contracts	(324,864)	4,581
Fixed rate payer interest rate swaps	(740,900)	26,516
Total derivative assets, at fair value:	$(1,036,414)	$31,266
Derivative liabilities, at fair value:
TBA securities purchase contracts	$45,000	$(1,923)
TBA securities sale contracts	(95,300)	(737)
Fixed rate payer interest rate swaps	(40,000)	(320)
Total derivative liabilities, at fair value:	$(90,300)	$(2,980)
Total	$(1,126,714)	$28,286
The Company did not have any derivatives outstanding as of December 31, 2012.
An interest rate swap involves the receipt of variable rate payments from a counterparty in exchange for the Company making fixed rate payments over the life of the interest rate swap without exchange of the underlying notional amount. The following table details the Company's interest rate swaps as of June 30, 2013:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Years to Maturity
2017	$40,000	$181	1.05%	0.27%	3.95
2018	183,000	4,117	1.03%	0.27%	4.89
2020	271,900	8,711	1.61%	0.27%	6.90
2023	204,000	10,192	2.10%	0.27%	9.89
2043	82,000	2,995	3.25%	0.26%	29.94
Total	$780,900	$26,196	1.74%	0.27%	9.48

As of June 30, 2013, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

TBA Securities	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)
Purchase contracts:
Assets	$29,350	$28,519	$28,688	$169
Liabilities	45,000	45,909	43,986	(1,923)
Sale contracts:
Assets	(324,864)	(336,878)	(332,297)	4,581
Liabilities	(95,300)	(96,207)	(96,944)	(737)
Total TBA securities, net	$(345,814)	$(358,657)	$(356,567)	$2,090

(1)	Notional amount represents the principal balance of the underlying Agency MBS.

(2)	Cost basis represents the forward price to be paid for the underlying Agency MBS.

(3)	Market value represents the current market value of the underlying Agency MBS (on a forward delivery basis) as of June 30, 2013.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of June 30, 2013 and the cost basis and is reported in Derivative assets, at fair value and Derivative liabilities, at fair value on the Consolidated Balance Sheet.

The Company primarily uses TBAs to hedge interest rate risk, but from time to time it also holds net long positions in certain TBA securities as a means of acquiring exposure to Agency RMBS.
Gains and losses on the Company's derivative instruments for the three and six month period ended June 30, 2013 are summarized in the table below:

	Three and Six Month Period Ended June 30, 2013(1)
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Derivative Instruments	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Derivative Instruments
Interest Rate Swaps	$(69)	$179	$110	$(1,042)	$27,238	$26,196
TBAs		8,266	8,266		2,090	2,090
Total	$(69)	$8,445	$8,376	$(1,042)	$29,328	$28,286

(1)
The Company did not have derivative positions on or prior to March 31, 2013, and as a result net realized and unrealized gains and losses for three month period ended June 30, 2013 are the same as for the six month period ended June 30, 2013.

6. Borrowings under Repurchase Agreements
The Company pledges certain real estate securities as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Repurchase agreements involve the sale to a counterparty and a simultaneous agreement to repurchase the transferred assets or similar assets from such counterparty at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." Repurchase agreements entered into by the Company are accounted for as collateralized borrowings and require the repurchase of the transferred securities at the end of each agreement’s term, which is typically 30 to 90 days. The carrying amount of the Company’s repurchase agreements approximates fair value as the debt is short-term in nature. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase agreement at which time the Company may enter into a new repurchase agreement at prevailing market rates with the same counterparty or repay that counterparty and possibly negotiate financing terms with a different counterparty. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security paydown factors, counterparties to repurchase agreements will typically make margin calls, whereby the Company will be required to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements. Under the terms of the Company’s master repurchase agreements ("MRAs"), the counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.

The Company seeks to have several different counterparties to its repurchase agreements at any given time, in order to reduce the exposure to any single counterparty. As of June 30, 2013 the Company had outstanding borrowings under repurchase agreements with five counterparties. As of June 30, 2013, the amount at risk outstanding in connection with repurchase agreements with Deutsche Bank Securities was $24.8 million or 14.6% of shareholders' equity, and the weighted average remaining days to maturity of the repurchase agreements with Deutsche Bank Securities was 33 days. The Company had no outstanding borrowings under repurchase agreements outstanding as of December 31, 2012.
The following table details the Company's outstanding borrowings under repurchase agreements as of June 30, 2013:

		Weighted Average
Original Maturity	Borrowings Outstanding	Interest Rate	Days to Maturity
30 days or less	$700,812	0.38%	15
31-60 days	289,830	0.37%	44
61-90 days	225,054	0.37%	74
Total	$1,215,696	0.37%	33
As of June 30, 2013, the fair value of Agency RMBS pledged as collateral under outstanding borrowings under repurchase agreements was $1.2 billion. As of June 30, 2013, the Company did not have outstanding borrowings under repurchase agreements for any of its non-Agency RMBS assets.
7. Offsetting of Assets and Liabilities
The Company records financial instruments at fair value as described in Note 4. All financial instruments are recorded on a gross basis on the Consolidated Balance Sheet. In connection with its derivative instruments, repurchase agreements, and related trading agreements, the Company and its counterparties are required to pledge collateral. Cash or other collateral is exchanged as required with each of the Company's counterparties in connection with open derivative positions and repurchase agreements.
The following table presents information about certain assets and liabilities representing financial instruments as of June 30, 2013. The Company has not previously entered into master netting agreements with any of its counterparties.

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments(2)(3)	Cash Collateral (Received) Pledged(3)	Net Amount
Assets:
Derivative assets, at fair value- Gross	$31,266
Derivative assets, at fair value-Net	$28,286	$—	$(20,406)	$7,880
Liabilities:
Derivative liabilities, at fair value- Gross	$(2,980)
Derivative liabilities, at fair value-Net	$—	$—	$—	$—
Repurchase Agreements	$(1,215,696)
Repurchase Agreements-Net	$(1,215,696)	$1,181,779	$33,917	$—

(1)	In the Company's Consolidated Balance Sheet, all balances associated with the repurchase agreements and derivative instruments are presented on a gross basis.

(2)	Amounts disclosed in the Financial Instruments column of the table represent collateral that is available to be offset against balances associated with repurchase agreements.

(3)	As collateral is called or posted per counterparty it is generally called or posted across all positions with each respective counterparty.
8. Management Fees
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For the three and six month periods ended June 30, 2013, total management fee incurred was approximately $0.7 million and $0.8 million, respectively.
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
9. Earnings Per Share
Basic EPS is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of dilutive instruments, such as share options, warrants, and unvested restricted shares, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of June 30, 2013, the Company did not have any dilutive instruments outstanding. Common shares outstanding used in EPS have been adjusted to reflect the impact of the common share dividend discussed in Note 11.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three and six month periods ended June 30, 2013:

(In thousands except share amounts)	Three Month Period Ended June 30, 2013	Six Month Period Ended June 30, 2013
Numerator:
Net loss	$(9,704)	$(8,574)
Denominator:
Basic weighted average shares outstanding	6,248,763	3,953,820
Basic Earnings Per Share	$(1.55)	$(2.17)
10. Related Party Transactions
Management Agreement
The Company has entered into a management agreement with the Manager, which provides for an initial term through September 27, 2017, and which will be renewed automatically each year thereafter for an additional one-year period, subject to certain termination rights. The Company is externally managed and advised by the Manager. Pursuant to the terms of the Management Agreement, effective September 24, 2012, the Manager provides the Company with its management team, including its officers and appropriate support personnel. The Company does not have any employees. The Manager is responsible for the day-to-day operations of the Company.
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
Expense Reimbursement
Under the terms of the Management Agreement the Company is required to reimburse the Manager for operating expenses related to the Company that are incurred by the Manager, including expenses relating to legal, accounting, due diligence, other services, and all other costs and expenses. The Company's reimbursement obligation is not subject to any dollar limitation. Expenses will be reimbursed in cash within 60 days following delivery of the expense statement by the Manager;

provided, however, that such reimbursement may be offset by the Manager against amounts due to the Company from the Manager. The Company will not reimburse the Manager for the salaries and other compensation of its personnel except that the Company will be responsible for expenses incurred by the Manager in employing certain dedicated or partially dedicated personnel as further described below.
The Company reimburses the Manager for the allocable share of the compensation, including, without limitation, wages, salaries, and employee benefits paid or reimbursed, as approved by the Compensation Committee of the Board of Trustees, to certain dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company's affairs, based upon the percentage of time devoted by such personnel to the Company's affairs. In their capacities as officers or personnel of the Manager or its affiliates, such personnel will devote such portion of their time to the Company's affairs as is necessary to enable the Company to operate its business.
Termination Fee
The Management Agreement requires the Company to pay a termination fee to the Manager in the event of (1) the Company's termination or non-renewal of the Management Agreement without cause or (2) the Manager's termination of the Management Agreement upon a default by the Company in the performance of any material term of the Management Agreement. Such termination fee will be equal to 5% of Shareholders' Equity, as defined in the Management Agreement (see Note 8 above) as of the month-end preceding termination. As of June 30, 2013, no event of termination of the Management Agreement has occurred.
Registration Rights Agreement
EARN is a party to a registration rights agreement with an affiliate of EMG and with the Blackstone Tactical Opportunities Funds (the "Blackstone Funds") pursuant to which the Company has granted its initial investors and each of their permitted transferees and other holders of the Company's "registrable common shares" (as such term is defined in the registration rights agreement) who become a party to the registration rights agreement with certain demand and/or piggy-back registration and shelf takedown rights. In no event shall any holder of the EARN's registrable common shares have any of the registration, offering, or sale rights set forth in the registration rights agreement prior to the one year anniversary of the closing of the initial public offering.
11. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class.
As of June 30, 2013 and December 31, 2012, there were 9,133,378 and 1,633,378 common shares outstanding, respectively. No preferred shares have been issued.
On April 18, 2013, the Company's Board of Trustees declared a 3.7066% stock dividend (58,378 shares) distributable to shareholders of record as of March 31, 2013, using a price of $20.38 per share. The stock dividend was retrospectively applied to the periods reflected in the consolidated financial statements.
On May 1, 2013, the Company priced an initial public offering of its common shares, pursuant to which it sold 6,450,000 shares to the public at a price of $20.00 per share. Concurrent with the initial public offering, the Company completed a private placement with its initial shareholders which resulted in gross proceeds to the Company of $21.0 million and the issuance of 1,050,000 shares at a price of $20.00 per share. No further capital commitments from the initial shareholders remain as a result of this private placement. Total gross proceeds from the initial public offering and concurrent private placement were $150.0 million. Proceeds, net of offering costs, were approximately $148.5 million.
On June 18, 2013, the Company's Board of Trustees declared a second quarter dividend of $0.14 per share. The dividend was paid on July 26, 2013 to shareholders of record as of June 28, 2013.
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

12. Commitments and Contingencies
From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant contingencies at June 30, 2013.
13. Subsequent Events
On August 13, 2013, the Company's Board of Trustees approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and the Company's financial performance, among other considerations.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
When used in this quarterly report on Form 10-Q, in future filings with the Securities and Exchange Commission ("SEC") or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as "believe," "expect," "anticipate," "estimate," "project," "plan," "continue," "intend," "should," "would," "could," "goal," "objective," "will," "may," "seek" or similar expressions, are intended to identify "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties, and assumptions.
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; our use and dependence on leverage; the impact of Fannie Mae and Freddie Mac being placed into conservatorship and related events, including the lack of certainty as to the future roles and structures of these entities and changes to legislation and regulations affecting these entities; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities we own and intend to acquire; changes in rates of default and/or recovery rates on our non-agency assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act"); and risks associated with investing in real estate related assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors included in exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 as filed with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Executive Summary
We are a Maryland real estate investment trust, or "REIT," formed in August 2012 that specializes in acquiring, investing in, and managing residential mortgage-related and real estate-related assets. Our primary objective is to generate attractive current yields and risk-adjusted total returns for our shareholders by making investments that we believe compensate us appropriately for the risks associated with them. We seek to attain this objective by constructing and actively managing a portfolio comprised primarily of Agency residential mortgage-backed securities, or "RMBS," and, to a lesser extent, non-Agency RMBS. We also may opportunistically acquire and manage other types of residential mortgage-related and real estate-related asset classes, such as residential whole mortgage loans, and mortgage servicing rights, or "MSRs." We believe that being able to combine Agency RMBS with non-Agency RMBS and other residential mortgage- and real estate-related asset classes enables us to balance a range of mortgage-related risks.
We were formed through an initial strategic venture among affiliates of Ellington, an investment management firm and registered investment adviser with an 18-year history of investing in a broad spectrum of mortgage-backed securities and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." These initial investors made an aggregate investment of approximately $31.5 million on September 25, 2012. On May 1, 2013, we priced an initial public offering of our common shares, pursuant to which we sold 6,450,000 shares to the public at a price of $20.00 per share. Concurrent with the initial public offering, we completed a private placement of 1,050,000 common shares to our initial investors at a purchase price of $20.00 per share which generated gross proceeds of $21.0 million. No further capital commitments from the initial investors remain as a result of this private placement. Total gross proceeds from the initial public offering and concurrent private placement were $150.0 million. Proceeds, net of offering costs, were approximately $148.5 million.
We are externally managed and advised by our Manager, an affiliate of Ellington.
We use leverage in our Agency RMBS strategy and, to a lesser extent, in our non-Agency RMBS strategy as well. As of December 31, 2012, we had no outstanding borrowings; however in April 2013, we began purchasing Agency RMBS on a leveraged basis. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of June 30, 2013, we had outstanding borrowings under repurchase agreements in the amount of $1.2 billion.
We made the election to be taxed as a corporation effective for the short taxable period May 1, 2013 through December 31, 2013. We intend to elect to be taxed as a REIT for U.S. federal income tax purposes for the short taxable period May 1, 2013 through December 31, 2013. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our shareholders as long as we maintain our intended qualification as a REIT. We intend to conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act of 1940, as amended.
As of June 30, 2013, our book value per share was $18.57 as compared to $19.65 as of March 31, 2013 and $18.96 as of December 31, 2012.
Trends and Recent Market Developments
Key trends and recent market developments for the mortgage-backed security, or "MBS," market include the following:

•
Federal Reserve and Monetary Policy—On June 19, 2013, the U.S. Federal Reserve, or the "Federal Reserve," reiterated its intention to continue its accommodative monetary policies, although its assessment of the state of the U.S. economy was more optimistic in tone than previous statements, and there has been increased speculation that the Federal Reserve's bond purchase programs will end sooner than previously expected;

•
Housing and Mortgage Market Statistics—In the first quarter of 2013, mortgage delinquency rates rose while foreclosure rates continued to fall, and through the first half of 2013, home prices continued to trend higher and the general consensus remains that the U.S. housing market is in the midst of a sustained recovery;

•	Mortgage Rates—During the second quarter of 2013, U.S. mortgage rates reached their highest points in the last two years, causing a sharp decline in mortgage refinance applications;

•	Prepayment Rate Trends—Agency pool prepayment rates dropped sharply in the second quarter as mortgage rates rose;

•
Government Homeowner Assistance Programs—In April 2013, the Federal Housing Finance Agency, or the "FHFA," announced a two year extension to the expiration of the Home Affordable Refinance Program, or "HARP," from December 2013 to December 2015; a similar extension was announced for the Home Affordable Modification Program, or "HAMP";

•
GSE Developments—Recent developments include proposed legislation introduced into the U.S. Senate that, if enacted, would over time replace Fannie Mae and Freddie Mac in favor of a government-sponsored reinsurer of MBS that would act as a backstop to private capital in a crisis; the sale of non-Agency MBS from the GSEs' held portfolios; and as part of the FHFA's risk sharing goals, the marketing of securities by Freddie Mac designed to offload the first-loss position of certain government-guaranteed MBS into the private capital markets; and

•
Liquidity and Valuations—Agency RMBS experienced meaningful price declines during the second quarter as a result of increasing market speculation that the Federal Reserve will soon wind down its asset purchase program and other accommodative monetary policies.

Federal Reserve and Monetary Policy
On June 19, 2013, the Federal Reserve reiterated its intention to continue purchasing Agency RMBS at a pace of $40 billion per month and longer-term U.S. Treasury securities at a pace of $45 billion per month. The Federal Reserve further announced that it would be maintaining its existing policies of reinvesting principal payments from its holdings of Agency debt and Agency RMBS into Agency RMBS and of rolling over maturing U.S. Treasury securities at auction. These actions continue to be taken by the Federal Reserve in furtherance of its stated goals to maintain downward pressure on longer-term interest rates, support mortgage markets and help to make broader financial conditions more accommodative. The Federal Reserve also reiterated its prior statement that it would continue to maintain the target range for the federal funds rate at 0% to 0.25% as long as the unemployment rate remains above 6.5%.While over the past several months these stated policies have not changed, the

Federal Reserve, in a statement released June 19th, stated that the Federal Open Market Committee, or "FOMC," "sees the downside risks to the outlook for the economy and the labor market as having diminished since the fall." This assessment was more optimistic in tone than in prior statements. In addition, in his press conference following the June meeting of the FOMC, Chairman Ben Bernanke provided additional insight into the views of the FOMC by indicating that the Federal Reserve would begin tapering its bond purchases at the end of 2013 to the extent economic conditions continued to improve. He further indicated that the tapering of asset purchases would continue in 2014 and end when the level of U.S. unemployment neared 7%, but stressed that decisions around changes to the pace of asset purchases were data dependent.
The Federal Reserve's asset purchases and other policy initiatives are designed to lower yields on Agency RMBS and thereby drive mortgage rates lower in order to spur refinancing activity and support a stronger economic recovery. When the program was initially put into place in the fall of 2012, mortgage rates declined consistent with the Federal Reserve's stated goals. However, since the beginning of 2013, as the economy has shown more consistent signs of improvement, uncertainty with respect to how long these accommodative monetary policies would continue has added significant volatility to the U.S. fixed income markets. Following the release of strong economic data in early May (including a positive report on home prices and a strong employment report), this volatility has further increased, and interest rates have been driven sharply higher. Ten-year U.S. Treasury rates reached their highest levels in almost two years, surging from 1.63% on May 1, 2013 to 2.49% on June 28, 2013. As a result, all major fixed income sectors experienced substantial price declines, including even credit-sensitive sectors such as high-yield corporate bonds and non-Agency RMBS. In the case of Agency RMBS, heavy selling by mutual bond funds, exchange traded funds, and mortgage REITs exacerbated the price declines. In a July 10, 2013 speech, following a week of strong economic news that had pushed bond market yields even higher, Federal Reserve Chairman Ben Bernanke attempted to calm market fears around an imminent "tapering" of the asset purchase programs and other accommodative monetary policies, by suggesting that with inflation low and employment weak, these accommodative policies would remain appropriate for some time. In light of all these conflicting forces, we expect interest rate volatility to remain elevated for the foreseeable future. The risk that interest rates could continue to rise is substantial, thus reinforcing the importance of our ability to hedge interest risk in both our Agency RMBS and non-Agency MBS portfolios using a variety of tools, including TBAs, interest rate swaps, and other instruments.
Housing Market Statistics
Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for April 2013 showed that, on average, home prices increased 11.6% for its 10-City Composite and by 12.1% for the 20-City Composite as compared to April 2012. On a monthly basis, the respective increases were 2.63% and 2.52%. According to the report, home prices remain below the peak levels of 2006, but on average, are back to their spring 2004 levels for both the 10-City and 20-City Composites. In addition to home prices rising, single family home building permits and housing starts have experienced significant increases as compared to one year ago. Finally, according to CoreLogic, as of May 2013, the national inventory of foreclosed homes was 1.0 million and represented the 19th consecutive month with a year-over-year decline. As of May 2012, the inventory of foreclosed homes had been 1.4 million. This decline has the impact of reducing the overhang effect of these unsold foreclosed homes on the housing market. While the recent sharp increase in interest rates and the slow and uneven pace of the recovery of the U.S. economy continue to create potential risks to the recovering housing market, recent trends continue to indicate, on balance, that the recovery in the housing market continues on a strong footing.
On August 2, 2013, the U.S. Department of Labor reported that, as of July 2013, the U.S. unemployment rate was 7.4%. This compares to 8.3% as of July 2012 and 7.5% as of April 2013. Though the rate remains relatively unchanged in recent months, consensus is generally positive as the U.S. economy continues to add jobs. While it is difficult to quantify the relationship between the unemployment rate and the housing and mortgage markets, we believe that current levels of unemployment do not represent a significant impediment to a continuing housing recovery. Furthermore, the Federal Reserve's accommodative monetary policies continue to be aimed at both supporting the housing market and driving the unemployment rate down. In some regions of the country, however, we believe that continued significant increases in mortgage rates might significantly restrain further increases in housing prices.
Mortgage Rates
Mortgage rates rose sharply during the quarter, in concert with the rise in yields on Treasuries and current coupon Agency MBS. The Freddie Mac survey 30-year mortgage rate increased over 100 basis points from the beginning of May to the end of June—a remarkable rise in such a short period of time—and ended the quarter at 4.46%, its highest level in nearly two years. The level of mortgage rates typically has a significant impact on home purchase and refinancing activity, since rising mortgage rates make home purchases relatively less affordable, and give existing homeowners less incentive to refinance. The Mortgage Banking Association ("MBA") has already reported a meaningful decline in its Market Composite Index, a measure of mortgage application volume. According to the MBA, while most of the decline was due to the drop in applications for refinancing, applications for purchases also declined. While mortgage rates remain low by historical standards, rising mortgage rates will reduce the affordability of home purchases, and thus potentially restrain home price appreciation, which in turn could negatively impact the performance of non-Agency RMBS.
Prepayment Rate Trends
The relatively muted level of prepayment activity as interest rates broadly declined in recent years was in large part the result of: (i) falling home prices, which have left many borrowers with minimal or negative home equity; (ii) more restrictive underwriting guidelines, even for refinancings; (iii) increased origination costs, especially related to underwriting and compliance; and (iv) increases in Agency guarantee fees. These factors have resulted in substantial variations in prepayment rates between Agency pools as a function of loan-to-value ratio, loan balance, credit score, geography, property type, loan purpose, and other factors. In recognition of the importance of these underlying characteristics on prepayment behavior, the MBS market has increasingly promoted the creation of "specified" Agency pools that emphasize or de-emphasize many of these characteristics (such as pools where the principal balance of every underlying mortgage loan is below $85,000). The Making Homes Affordable ("MHA") refinancing program, which was initiated in response to the housing market crisis, has facilitated the origination of many of these kinds of specified Agency pools. The extension of the MHA refinancing program into 2015 should sustain creation of such pools in the coming years. We expect that the ongoing origination of Agency pools with a wide variety of loan characteristics will continue to create opportunities for us to exploit the resulting differences in prepayments.
The recent rise in mortgage rates has sharply lowered expectations of prepayment speeds on existing Agency RMBS, thus introducing significant extension risk to a market that had only recently been focused almost exclusively on the risk of accelerated prepayments.
Government Homeowner Assistance Programs
According to the FHFA, Fannie Mae and Freddie Mac refinanced approximately 107,000 loans in April 2013 under HARP. Borrowers with loan-to-value ratios greater than 105% have made up 44% of those refinanced under the program year-to-date through April 2013. Approximately 2.6 million loans have been refinanced through HARP since its inception in April 2009. The success of HARP is due to record-low mortgage rates and enhancements to the program made in late 2011, including removal of the loan-to-value ceiling for borrowers who refinance into fixed-rate loans and the elimination or lowering of fees for certain borrowers. On April 11, 2013, the FHFA directed Fannie Mae and Freddie Mac to extend HARP by two years to December 31, 2015. However, given the recent surge in mortgage rates, it is likely that the level of HARP refinancing activity will decline in the near term.
In May 2013, the FHFA also directed Fannie Mae and Freddie Mac to extend two programs that help troubled borrowers avoid foreclosure by facilitating mortgage loan modifications. Like the HARP program, HAMP and the streamlined modification initiative will be extended to December 31, 2015. HAMP had originally been scheduled to expire at the end of 2013, and the streamlined modification initiative had been scheduled to expire on August 31, 2015. While Fannie Mae and Freddie Mac have embraced interest rate reductions, term extensions, and principal forbearance in their HAMP modifications, they do not currently allow principal forgiveness. There has been much debate among policymakers as to the appropriateness of the use of principal forgiveness by Fannie Mae and Freddie Mac as a loan modification tool, with those opposed expressing concern about fairness to ineligible borrowers, cost to the government, and moral hazard. Since entering conservatorship in 2008, Fannie Mae and Freddie Mac have completed some form of loan modification for over 2.7 million borrowers.
GSE Developments
On March 4, 2013, in connection with its ongoing efforts to reduce the risk and market presence of the GSEs, the FHFA announced its plans for the remainder of 2013. First, the FHFA plans to establish a new business entity that will be initially owned and funded by Fannie Mae and Freddie Mac and operate as a replacement for some of their legacy infrastructure. The longer term goal of this new entity is to create a common securitization platform that could eventually be sold or used by policy makers as a foundational element of the mortgage market of the future. Second, for 2013 the FHFA reiterated its goal of executing risk-sharing transactions for both Fannie Mae and Freddie Mac, which could include transactions involving expanded mortgage insurance, credit-linked securities, senior/subordinated securities, and others. Third, the FHFA also expects to continue increasing guarantee fees in 2013, so as to make these fees more aligned with what might be expected to be charged by private sector providers. Fourth, plans for 2013 also include maintaining foreclosure prevention programs, such as HARP and HAMP.
In June 2013, in connection with efforts aimed at winding down the GSEs, a bipartisan group of U.S. Senators introduced a bill that would replace Fannie Mae and Freddie Mac with a new entity, tentatively named the Federal Mortgage Insurance Corporation, or FMIC, that would serve as an insurer against catastrophic risk on MBS. Private capital would be required to absorb the first 10% of losses on any MBS insured by FMIC. FMIC would charge and collect fees to cover its operating costs and maintain a catastrophic reserve fund, and would continue efforts to build a common securitization platform for pooling mortgages, and issuing and selling MBS. Also under the proposal, each of the existing GSEs would be fully liquidated within five years, with the liquidation proceeds first paid to the U.S. Treasury as holder of $188 billion in senior preferred stock, and then to junior preferred and common stock holders. In a public statement, the FHFA expressed support for the proposed measure. While the proposal is sure to encounter resistance from all sides—many will believe the proposal goes too far in removing the government's presence in the mortgage market, and many will believe it doesn't go far enough—we believe that the proposal demonstrates that there is significant bipartisan support for gradually reducing the risk borne by government entities in the mortgage markets.
In furtherance of the FHFA's stated goal of executing risk-sharing transactions, Freddie Mac began marketing its first such MBS transaction, to issue Structured Agency Credit Risk, or "STACR," securities. The STACR securities are designed to transfer private investors a significant portion of the credit risk on a large portfolio of loans recently purchased by Freddie Mac. To the extent the initial pilot transactions are well received by the marketplace, these securities have the potential to become a liquid and broadly sought after new asset class. Freddie Mac hopes to issue multiple deals this year and plans to become a programmatic issuer of the structure by 2014. Fannie Mae is also expected to issue a similar and coordinated product in the near future. The FHFA has directed each entity to complete various risk-sharing transactions in the amount of $30 billion this year.
In connection with a mandate from FHFA to sell 5% of the illiquid portion of their retained portfolios, both GSEs have recently been selling some of their non-Agency MBS. In May 2013, Fannie Mae auctioned off approximately $2 billion of its CMBS holdings, and in July it auctioned off approximately $1 billion of non-Agency RMBS. Separately, in May 2013 and June 2013, Freddie Mac sold, in the aggregate, approximately $2 billion of non-Agency MBS. Fannie Mae and Freddie Mac collectively held approximately $168 billion of non-Agency MBS (including CMBS) as of March 31, 2013. It has been reported that total 2013 asset sales could reach $5 billion for each entity.
We believe that those efforts aimed at more rationally pricing risk taken by the GSEs and aimed at reducing the GSEs' portfolios, and thereby accelerating the re-entry of private capital into the U.S. mortgage market, are potentially beneficial to our business. While the FHFA developed and published a plan for this purpose, and steps in this direction seem to have accelerated this year so far, overall, this process has been slow and will likely continue to evolve over an extended period. As it currently stands, the GSEs continue to support the overwhelming majority of the U.S. single-family mortgage market. However, should policymakers successfully reduce the GSEs presence in the U.S. mortgage market, we believe that many new investment opportunities will become available to us.

On May 1, 2013 President Obama nominated Mel Watt to replace Edward DeMarco as head of the FHFA. The Senate Banking Committee approved Watt's nomination on July 18, 2013. Watt now faces the full Senate, where he will most likely need sixty votes in order to secure his confirmation. Market speculation that Watt may be friendlier to borrowers and more willing to allow additional refinancing for underwater borrowers weighed on second quarter valuations of Agency RMBS. The confirmation vote is likely to take place once the Senate reconvenes in September 2013.
Liquidity and Valuations
During the second quarter, our interest rate hedges offset a significant amount of the impact of the rise in interest rates that occurred in the latter portion of the quarter. Market speculation about the unwinding of the Federal Reserve's accommodative monetary policy activities weighed heavily on Agency RMBS during the second quarter, especially given how much of the Federal Reserve's asset purchases have been concentrated in this asset class. Lower coupon securities, and specified pools with high pay-ups, fared the worst in the selloff.
Notwithstanding the improving fundamentals of non-Agency RMBS, valuations in this sector were also negatively impacted by market speculation around the Federal Reserve's future actions. During the second quarter, we increased our holdings of non-Agency RMBS; however, non-Agency constitute a very small portion of our real estate securities as of June 30, 2013.
Notwithstanding the recent significant volatility in the fixed income market, repo financing has remained readily available for both Agency and non-Agency RMBS. Additionally, short term rates (on which interest rates for our repo is based) have remained relatively stable since the end of the first quarter. As of June 30, 2013, our outstanding repos were with five different counterparties.
Outlook
The second quarter was a challenging one for Agency specified pools, but we believe that the current market environment has created the opportunity to buy specified pools with stronger prepayment protection at better prices. The increase in interest rates has made the prepayment protection less beneficial in lower coupon pools; however, those with higher coupons have become more attractive. In our Agency RMBS strategy, we target pools that, taking into account their particular composition and based on our prepayment projections: (1) are expected to generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) are expected to have less prepayment sensitivity to government policy shocks and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months, when actual prepayment experience can be observed. We believe that our research team, our proprietary prepayment models, and our extensive databases remain essential tools in our implementation of this strategy. However, actions by the Federal Reserve continue to dominate the Agency RMBS market, and uncertainty around Federal Reserve policy has created significant volatility. Market perception of uncertainty with respect to future Federal Reserve actions reinforces the importance of hedging our interest rate risk as we navigate the changing market landscape. We believe that our active investing style, coupled with our willingness and ability to dynamically alter the mix of TBAs and interest rate derivatives that we use to hedge interest rate risk, enables us to take advantage of market inefficiencies and volatilities, and therefore is of great benefit to our Agency RMBS strategy. While prepayment risk has declined over the past few months because of the increase in interest rates, mortgage rates are still at very low levels on a historical relative basis and prepayment risk remains a significant risk for our portfolio.
While the technical landscape for MBS became much more challenging in the second quarter, we continue to remain generally optimistic on the fundamental prospects for non-Agency RMBS. We believe the upward trend in home prices and the downward trend in delinquencies, foreclosures, and shadow housing inventory will enhance the yields of, and provide further price support to, non-Agency RMBS. We believe that the recent volatility creates numerous opportunities and we intend to continue to purchase those securities that we believe offer better relative value as well as take advantage of trading opportunities to sell securities as they become more fully valued or overpriced.
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
We seek to obtain at least one third-party indicative valuation for each instrument, and often obtain multiple indicative valuations when available. Third-party valuation providers often utilize proprietary models that are highly subjective and also require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions. We have been able to obtain third-party valuations on the vast majority of our assets, and we expect to continue to solicit third-party valuations on substantially all of our assets in the future to the extent practical. Generally, we value each financial instrument at the average of all third-party valuations received and not rejected as described below. Third-party valuations are not binding on us, and while we generally do not adjust such valuations, we may challenge or reject a valuation when, based on our validation criteria, we determine that such valuation is unreasonable or erroneous. Furthermore, we may determine, based on our validation criteria, that for a given instrument the average of the third-party valuations received does not result in what we believe to be fair value, and in such circumstances we may override this average with our own good faith valuation. Our validation criteria include the use of our own models, recent trading activity in the same or similar instruments, and valuations received from third parties. Our valuation process, including the application of our validation criteria, is overseen by a valuation committee. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the financial instruments existed, and the differences could be material to the consolidated financial statements.
See the notes to our consolidated financial statements for more information on valuation.
Accounting for Real Estate-Related Securities: Investments in real estate-related securities are generally recorded on trade date. We have chosen to make a fair value election pursuant to ASC 825-10, Financial Instruments, for our real estate-related securities portfolio. Electing the fair value option allows us to record changes in fair value in our Consolidated Statement of Operations, which, in our view, more appropriately reflects the results of our operations for a particular reporting period as all securities activities will be recorded in a similar manner. As such, the real estate-related securities are recorded at fair market value on our Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on our Consolidated Statement of Operations as a component of Change in net unrealized gains (losses) on real estate securities.
Realized gains or losses on sales of real estate securities are included in Net realized gains (losses) on real estate securities on the Consolidated Statement of Operations, and are recorded at the time of disposition. The cost of positions sold is calculated based on identified cost. Principal write-offs are generally treated as realized losses.
Interest Income: We accrete market discounts and amortize market premiums on debt securities using the effective yield method. Accretion of market discount and amortization of market premiums requires the use of a significant amount of judgment and the application of several assumptions including, but not limited to, prepayment assumptions and default rate assumptions, which are evaluated quarterly. Our accretion of discounts and amortization of premiums for U.S. federal and other tax purposes is likely to differ from the financial accounting treatment of these items as described above.
Manager Compensation: The Management Agreement provides for the payment to the Manager of a management fee. The management fee is accrued and expensed during the period that the management services are performed. For a more detailed discussion on the fees payable under the Management Agreement, see Note 8 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
Income Taxes: Prior to May 1, 2013, the Company, as a business trust with more than one owner, was considered a partnership for U.S. federal income tax purposes. In general, partnerships are not subject to entity-level tax on their income, but the income of a partnership is taxable to its owners on a flow-through basis. Interest, dividend, and other income that we realize from non-U.S. sources and capital gains that we realize on the sale of securities of non-U.S. issuers may be subject to entity-level taxes, such as withholding and other taxes levied by the jurisdiction in which the income is sourced. We made the election to be taxed as a corporation effective for the short taxable period May 1, 2013 through December 31, 2013. We intend to elect and qualify to be taxed as a REIT commencing with our short taxable year May 1, 2013 through December 31, 2013. We follow the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals of the litigation process, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. We did not have any unrecognized tax benefits at December 31, 2012. We do not expect any change in unrecognized tax benefits within the next year. In the normal course of business, we may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period or 2012 (our open tax years). We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions; we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.
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
Financial Condition
Investment portfolio
The following tables summarize our investment portfolio as of June 30, 2013 and December 31, 2012:
June 30, 2013:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Agency RMBS
15-year fixed rate mortgages	$138,155	$6,616	$144,771	$—	$(2,522)	$142,249	3.0%	2.0%	5.92
30-year fixed rate mortgages	1,142,993	61,644	1,204,637	1,080	(45,201)	1,160,516	3.5%	2.7%	10.09
Interest Only securities	86,490	(77,604)	8,886	1,032	(14)	9,904	3.6%	8.5%	4.92
Total Agency RMBS	1,367,638	(9,344)	1,358,294	2,112	(47,737)	1,312,669	3.5%	2.6%	9.34
Non-Agency RMBS	62,358	(23,650)	38,708	903	(801)	38,810	2.7%	7.8%	5.43
Total Real Estate Securities	$1,429,996	$(32,994)	$1,397,002	$3,015	$(48,538)	$1,351,479	3.5%	2.8%	9.17
December 31, 2012:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Non-Agency RMBS	$26,890	$(13,400)	$13,490	$117	$(11)	$13,596	2.2%	8.5%	7.80

(1)
Average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual lives of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

As of June 30, 2013, our investment portfolio reflects the full deployment of net proceeds from our May 2013 initial public offering and concurrent private placement. Total net proceeds were $148.5 million, after offering costs.
During the quarter, market uncertainty around Federal Reserve future actions with respect to its accommodative monetary policies, created significant volatility in the U.S. fixed income market. While most sectors of the U.S. fixed income market were impacted, Agency RMBS was among the most severely impacted. While certain of our holdings declined in value as a result, we were also able to deploy a portion of our offering proceeds in lower-priced securities. Furthermore, given the increase in interest rates, and similarly, mortgage rates, many of our Agency RMBS are now somewhat more insulated from prepayment risk.

Financial Derivatives
The following table summarizes our portfolio of derivative holdings as of June 30, 2013:

	As of June 30, 2013
(In thousands)	Notional	Fair Value
Derivative assets, at fair value:
TBA securities purchase contracts	$29,350	$169
TBA securities sale contracts	(324,864)	4,581
Fixed rate payer interest rate swaps	(740,900)	26,516
Total derivative assets, at fair value:	(1,036,414)	31,266
Derivative liabilities, at fair value:
TBA securities purchase contracts	45,000	(1,923)
TBA securities sale contracts	(95,300)	(737)
Fixed rate payer interest rate swaps	(40,000)	(320)
Total derivative liabilities, at fair value:	(90,300)	(2,980)
Total	$(1,126,714)	$28,286
We did not hold any derivative instruments at December 31, 2012.
Our most common method of financing RMBS is through short-term repurchase agreements, which generally have maturities of 180 days or less. The weighted average life of the RMBS we own is generally much longer. Consequently, the term of our repurchase agreement financing will almost always be substantially shorter than the expected average maturity of our RMBS. The mismatch in maturities, together with the uncertainty of RMBS prepayments, and other potential changes in timing and/or amount of cash flows on our RMBS assets, creates the risk that changes in interest rates will cause our financing costs with respect to our RMBS to increase relative to the income on our RMBS over the term of our investments.
Pursuant to our hedging program, we engage in a variety of interest rate hedging activities that are designed to reduce the interest rate risk with respect to the liabilities incurred to acquire or hold RMBS. These interest rate hedges generally seek to reduce the interest rate sensitivity of our liabilities or, in other words, reduce the volatility of our financing cost over time attributable to interest rate changes. Our interest rate hedging transactions may include:
•Interest rate swaps (a contract exchanging a variable rate for a fixed rate, or vice versa);
•Interest rate swaptions (options to enter into interest rate swaps at a future date);
•TBA forward contracts on Agency pass-through certificates;
•U.S. Treasury securities;
•Eurodollar and U.S. Treasury futures; and
•Other interest rate and non-interest rate derivative instruments.
We generally enter into these transactions to offset the potential adverse effects of rising interest rates on short-term repurchase agreements. Our repurchase agreements generally have maturities of up to 90 days and carry interest rates that correspond to LIBOR or correlated benchmark rates for those same periods. As each then-existing fixed-rate repo borrowing matures, it will generally be replaced with a new fixed-rate repo borrowing based on market interest rates established at that future date.

In the case of interest rate swaps, most of our agreements are structured such that we receive payments based on a variable interest rate and make payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on various reset mechanisms for LIBOR or a correlated benchmark rate. The swap agreements effectively fix certain of our borrowing costs, thus reducing risk to the extent we hold fixed rate assets.
In the case of TBAs, most of our positions are short TBA positions with a negative duration, meaning that as interest rates rise, the value of the short position increases, so these positions serve as a hedge against increases in interest rates. In the event that interest rates rise, the increase in value of the short TBA position serves to offset corollary increases in our current and/or future borrowing costs under our repurchase agreements. While we primarily use TBAs to hedge interest rate risk, from time to time we also hold net long positions in certain TBA securities as a means of acquiring exposure to Agency RMBS.

The composition and relative mix of our hedges may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of June 30, 2013. We had no other borrowings outstanding. We did not have any outstanding borrowings as of December 31, 2012:

		Weighted Average
Original Maturity	Borrowing Outstanding	Interest Rate	Days to Maturity
30 days or less	$700,812	0.38%	15
31-60 days	289,830	0.37%	44
61-90 days	225,054	0.37%	74
Total	$1,215,696	0.37%	33
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time-to-time based upon the particular characteristics of our portfolio, availability of financing and market conditions. As of June 30, 2013, our borrowings consisted entirely of repurchase agreements collateralized by our Agency RMBS. Because our strategy is flexible, dynamic and opportunistic, our overall leverage will vary over time. As a result, we do not have a targeted debt-to-equity ratio, although we currently expect that our debt-to-equity ratio will be within a range of 6:1 to 10:1 for our Agency RMBS and 0:1 to 2:1 for our non-Agency RMBS. As of June 30, 2013, our total debt-to-equity ratio was 7.17 to 1. Collateral pledged with respect to our outstanding repo as of June 30, 2013 was $1.2 billion and was entirely comprised of Agency RMBS.
As of June 30, 2013, we had Master Repurchase Agreements ("MRAs") in place with eight counterparties and we had outstanding repos with five counterparties. The amount at risk, defined as the amount by which our collateral held exceeds the outstanding loan amount, exceeded 10% of our shareholders' equity in the case of one counterparty. Since the end of the quarter we have increased the number of our available MRA counterparties to nine. We expect to continue to have discussions with various other financial institutions in order to expand our repurchase agreement capacity.
Shareholders' Equity
As of June 30, 2013, our shareholders' equity increased to $169.6 million from $31.0 million as of December 31, 2012 and $32.1 million as of March 31, 2013. On May 1, 2013, we priced an initial public offering of our common shares, pursuant to which we sold 6,450,000 shares to the public at a price of $20.00 per share. Concurrent with the initial public offering, we completed a private placement with our initial shareholders which resulted in gross proceeds to us of $21.0 million and the issuance of 1,050,000 shares at a price of $20.00 per share. No further capital commitments from our initial shareholders remain as a result of this private placement. Total gross proceeds from the initial public offering and concurrent private placement were $150.0 million. Proceeds, net of offering costs, were approximately $148.5 million. In addition, for the three and six months ended June 30, 2013, we recorded a net loss of $9.7 million and $8.6 million, respectively. On June 18, 2013, our Board of Trustees declared a second quarter dividend of $0.14 per share or $1.3 million, payable on July 26, 2013 to shareholders of record on June 28, 2013. Our net losses were primarily the result of unrealized losses on our investment holdings, as interest rates surged during the quarter. However, our interest rate hedges offset some of the impact of the price declines on our assets.
As of June 30, 2013, our book value per share was $18.57, as compared to $19.65 as of March 31, 2013 and $18.96 as of December 31, 2012.

Results of Operations for the Three and Six Month Periods Ended June 30, 2013:

(In thousands except for per share amounts)	Three Month Period Ended June 30, 2013	Six Month Period Ended June 30, 2013
Interest income
Net interest income	$3,785	$4,067
Expenses
Management fees	703	823
Other operating expenses	658	734
Total expenses	1,361	1,557
Net realized and change in net unrealized gains (losses) on real estate securities	(48,790)	(47,746)
Net realized and change in net unrealized gains (losses) on derivative instruments	$36,662	$36,662
Net Loss	$(9,704)	$(8,574)
Net Loss Per Common Share	$(1.55)	$(2.17)
Core Earnings
Core Earnings consists of net income or net loss, excluding realized gains or losses on sales of securities and termination of interest rate swaps, unrealized gains or losses on real estate securities and interest rate swaps, and realized and unrealized gains or losses on TBAs, and, if applicable, items of income or loss that are of a non-recurring nature. Core Earnings includes realized and unrealized losses associated with payments and accruals of periodic settlements of interest rate swaps. Core Earnings is a supplemental non-GAAP financial measure that we present as an additional measure of our operating performance. We believe Core Earnings provides information useful to investors, because it is a metric utilized by management to assess our performance and to evaluate the effective net yield provided by our portfolio. Moreover, one of our objectives is to generate income from the net interest margin on our portfolio and we use Core Earnings to help measure the extent to which we are achieving this objective. However, because Core Earnings is an incomplete measure of our financial results and differs from net income or net loss computed in accordance with GAAP, it should be considered as supplementary to, and not as a substitute for, our net income (loss) computed in accordance with GAAP.
The table below details the components of Core Earnings and reconciles Core Earnings for the three and six month periods ended June 30, 2013 to the line, Net Loss, on our Consolidated Statement of Operations, which we believe is the most directly comparable GAAP measure:

(In thousands except share amounts)	Three Month Period Ended June 30, 2013	Six Month Period Ended June 30, 2013
Net Loss	$(9,704)	$(8,574)
Less:
Net realized losses on real estate securities	(3,006)	(2,117)
Net realized gains on derivatives	8,376	8,376
Net change in unrealized losses on real estate securities	(45,784)	(45,629)
Net change in unrealized gains on derivatives	28,286	28,286
Sub-Total	2,424	2,510
Plus:
Net realized losses on periodic payments of interest rate swaps	(1,111)	(1,111)
Core Earnings	$1,313	$1,399
Weighted Average Shares Outstanding	6,248,763	3,953,820
Core Earnings Per Share	$0.21	$0.35

Results for the Three Months Ended June 30, 2013
Net Income (Loss)
We had a net loss for the three month period ended June 30, 2013 of $9.7 million or $1.55 per share. We had Core Earnings of $1.3 million or $0.21 per share.
Interest Income
Our primary source of income is the interest earned on our real estate securities. We began purchasing Agency RMBS in April 2013. Our portfolio as of June 30, 2013 consisted primarily of Agency RMBS and to a lesser extent, non-Agency RMBS and we earned approximately $3.8 million in interest income on these securities for the three month period ended June 30, 2013.
Interest Expense
For the three month period ended June 30, 2013, the vast majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. Our average outstanding borrowings for the three months ended June 30, 2013 was $550.7 million, resulting in an average cost of funds of 0.38%. The following table shows information related to our average cost of funds for the three months ended June 30, 2013. We had no borrowings prior to the second quarter of 2013.

($ in thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Three Month Period Ended June 30, 2013	$550,721	$523	0.38%	0.20%	0.42%
As an alternative measure of our cost of funds, we add to our average interest cost the net periodic amounts paid or payable by us on our interest rate swaps as a percentage of our average outstanding borrowings. Our net periodic expense paid or payable under out interest rate swaps was $1.1 million for the three month period ended June 30, 2013, or 0.81% of our average outstanding borrowings, thereby resulting in average cost of funds including interest rate swaps of 1.19% of our average outstanding borrowings.
Management Fees
For the three month period ended June 30, 2013, the management fee incurred was approximately $0.7 million, which is based on shareholders' equity at the end of the quarter, excluding any unrealized gains (losses) included in shareholders' equity.
Other Operating Expenses
Other operating expenses include organizational expenses, professional fees, and various other expenses necessary to operate our business. Other operating expenses for the three month period ended June 30, 2013 were approximately $0.7 million.
Other Income (Loss)
Other income (loss) consisted of net realized and change in net unrealized gains (losses) on real estate securities as well as derivatives. For the three month period ended June 30, 2013, other loss was $(12.1) million. This $(12.1) million consisted of net realized and unrealized losses of approximately $48.8 million on our real estate securities, principally our Agency RMBS, partially offset by net realized and unrealized gains of $36.7 million on our derivatives. Interest rates rose and asset valuations declined during the quarter in connection with uncertainty around future actions by the Federal Reserve related to its accommodative monetary policies. Our interest rate hedges, which are in the form of interest rate swaps and TBAs, offset a significant amount of the declines in the values of our assets.
Results for the Six Months Ended June 30, 2013
Net Income (Loss)
Our net loss for the six month period ended June 30, 2013 was $(8.6) million or $(2.17) per share. We had Core Earnings of $1.4 million or $0.35 per share.

Interest Income
Our primary source of income is the interest earned on our real estate securities. We began purchasing Agency RMBS in April 2013. Our portfolio as of June 30, 2013 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS, and we earned approximately $4.1 million in interest income on these securities for the six month period ended June 30, 2013.
Management Fees
For the six month period ended June 30, 2013, the management fee incurred was approximately $0.8 million, which is based on shareholders' equity at the end of each quarter, excluding any unrealized gains (losses) included in shareholders' equity.
Other Operating Expenses
Other operating expenses include organizational expenses, professional fees, and various other expenses necessary to operate our business. Other operating expenses for the six month period ended June 30, 2013 were approximately $0.7 million.
Other Income (Loss)
Other income (loss) consisted of net realized and net change in unrealized gain (losses) on real estate securities and derivatives. For the six month period ended June 30, 2013, other loss was $(11.1) million. This $(11.1) million consisted of net realized and unrealized losses of $47.7 million on our real estate securities, principally our Agency RMBS, partially offset by net realized and unrealized gains of approximately $36.7 million on our derivatives. Interest rates rose sharply and asset valuations declined during the second quarter in connection with market uncertainty around future actions by the Federal Reserve related to its accommodative monetary policies. Our interest rate hedges, which are in the form of interest rate swaps and TBAs, offset a significant amount of the declines in the values of our assets.
Liquidity and Capital Resources
Liquidity refers to our ability to meet our cash needs, including repaying our borrowings, funding and maintaining RMBS and other assets, paying dividends, and other general business needs. We expect our short-term (one year or less) and long-term liquidity requirements to include acquisition costs for assets we acquire, payment of our management fee, compliance with margin requirements under our reverse repurchase agreements, repurchase agreements, TBA and derivative contracts, repayment of repurchase agreement borrowings to the extent we are unable or unwilling to extend our repurchase agreements, the payment of dividends, and payment of our general operating expenses. We expect our capital resources will primarily include cash on hand, cash flow from our investments (including monthly principal and interest payments received on our RMBS and proceeds from the sale of securities), borrowings under repurchase agreements, and proceeds from equity offerings. We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs.
We borrow funds in the form of repurchase agreements. The terms of these borrowings under our MRAs generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association as to repayment and margin requirements. In addition, each lender typically requires that we include supplemental terms and conditions to the standard MRA. Typical supplemental terms and conditions include the addition of or changes to provisions relating to margin calls, net asset value requirements, cross default provisions, certain key person events, changes in corporate structure and requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction. These provisions may differ for each of our lenders.
As of June 30, 2013, we had $1.2 billion outstanding under our repurchase agreements. As of December 31, 2012, we had no borrowings outstanding. As of June 30, 2013, we had MRAs in place with eight counterparties and our outstanding repurchase agreements were with five counterparties. The amount at risk, defined as the amount by which our collateral held exceeds the outstanding loan amount, exceeded 10% of our shareholders' equity in the case of one counterparty. Since the end of the quarter we have increased the number of our available MRA counterparties to nine. We expect to continue to have discussions with various other financial institutions in order to expand our repurchase agreement capacity.
We held cash and cash equivalents of approximately $52.3 million and $18.2 million as of June 30, 2013 and December 31, 2012, respectively.
We may declare dividends based on, among other things, our earnings, our financial condition, the REIT requirements of the Internal Revenue Code, our working capital needs and new opportunities. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Trustees. On June 18, 2013, our Board of Trustees declared a second quarter dividend of $0.14 per share or $1.3 million in the aggregate, payable on July 26, 2013 to shareholders of record on June 28, 2013.

On August 13, 2013, our Board of Trustees approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and the Company's financial performance, among other considerations.
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
Contractual Obligations and Commitments
We are a party to a management agreement with our Manager. Pursuant to that agreement, our Manager is entitled to receive a management fee, reimbursement of certain expenses and, in certain circumstances, a termination fee. Such fees and expenses do not have fixed and determinable payments. We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. When we enter into a repurchase agreement, the lender establishes and maintains an account containing cash and securities having a value not less than the repurchase price, including accrued interest, of the repurchase agreement. We enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of June 30, 2013 there were no repurchase agreements and reverse repurchase agreements reported net on the Consolidated Balance Sheet.
As of June 30, 2013, we had $1.2 billion of outstanding borrowings with five counterparties. As of December 31, 2012, we had no outstanding borrowings. Since the end of the quarter, we have increased the number of our available MRA counterparties to nine. We expect to continue to have discussions with various other financial institutions in order to expand our repurchase agreement capacity.
Off-Balance Sheet Arrangements
As of June 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary components of our market risk are related to interest rate risk, prepayment risk, and credit risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
Interest Rate Risk
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with most of our assets and liabilities. For some securities in our portfolio, the coupon interest rates on, and therefore also the values of, such securities are highly sensitive to interest rate movements, such as inverse floating rate RMBS, which benefit from falling interest rates, or certain deep discount floating rate RMBS, which benefit from rising interest rates. Subject to qualifying and maintaining our qualification as a REIT and our exemption from registration under the Investment Company Act, we intend to opportunistically hedge our interest rate risk by entering into interest rate swaps, TBAs, U.S. Treasury securities, Eurodollar and U.S. Treasury futures, and other instruments. In general, such hedging instruments are used to offset the large majority of the interest rate risk we estimate to arise from our repurchase agreement indebtedness associated with our Agency RMBS positions. Hedging instruments may also be used to offset a portion of the interest rate risk arising from our repurchase agreement liabilities associated with non-Agency RMBS positions, if any.
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of June 30, 2013, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in value for a Decrease in Interest Rates by		Estimated Change in value for a Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS, excluding TBAs	$36,088	$65,763	$(42,502)	$(91,418)
TBAs	(8,390)	(15,026)	10,145	22,045
Non-Agency RMBS	296	594	(295)	(589)
Interest Rate Swaps	(30,459)	(62,718)	28,660	55,520
Repurchase Agreements	(428)	(428)	574	1,149
Total	$(2,893)	$(11,815)	$(3,418)	$(13,293)
Our analysis of interest rate risk is derived from Ellington's proprietary models as well as third-party information and analytics. Many assumptions have been made in connection with the calculations set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. For example, for each hypothetical immediate shift in interest rates, assumptions have been made as to the response of mortgage prepayment rates, the shape of the yield curve, and market volatilities of interest rates; each of the foregoing factors can significantly and adversely affect the fair value of our interest rate-sensitive instruments.
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, other RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our June 30, 2013 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Special Note Regarding Forward-Looking Statements."
Prepayment Risk
Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of mortgage loans underlying RMBS, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Changes in prepayment rates will have varying effects on the different types of securities in our portfolio. We attempt to take these effects into account in making asset management decisions with respect to our assets. Additionally, increases in prepayment rates may cause us to experience losses on our interest only securities, or "IOs," and inverse interest only securities, or "IIOs," we may hold, as those securities are extremely sensitive to prepayment rates. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation.

Credit Risk
We are subject to credit risk in connection with our assets, especially our non-Agency RMBS. Credit losses on real estate loans underlying our non-Agency RMBS can occur for many reasons, including, but not limited to, poor origination practices, fraud, faulty appraisals, documentation errors, poor underwriting, legal errors, poor servicing practices, weak economic conditions, decline in the value of homes, special hazards, earthquakes and other natural events, over-leveraging of the borrower on the property, reduction in market rents and occupancies and poor property management services in the case of rented homes, changes in legal protections for lenders, reduction in personal income, job loss, and personal events such as divorce or health problems. Property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional, and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of housing), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors and retroactive changes to building or similar codes. For mortgage-related instruments, the two primary components of credit risk are default risk and severity risk.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Neither we nor our Manager is currently subject to any legal proceedings that we or our Manager considers to be material. Nevertheless, at any time, industry-wide or company-specific regulatory inquiries or proceedings can be initiated and we cannot predict when or if any such regulatory inquiries or proceedings will be initiated that involve us, Ellington, or its affiliates, including our Manager. See "Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries or proceedings" included in exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. Ellington and its affiliates have, over the years, received, and we expect in the future that they may receive, inquiries and requests for documents and information from various regulators.
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
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in exhibit 99.1 to our quarterly report on Form 10-Q for quarter ended March 31, 2013. There have been no material changes from these previously disclosed risk factors. See also "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On May 6, 2013, concurrent with the completion of our initial public offering of 6,450,000 common shares of beneficial interest, $0.01 par value per share (the "Common Shares"), we completed the private placement transaction described in our registration statement on Form S-11 (Registration No. 333-187662), which was declared effective by the SEC on May 1, 2013 (the "IPO Registration Statement"), pursuant to which we issued 1,000,000 Common Shares to Blackstone Tactical Opportunities EARN Holdings L.L.C. and 50,000 Common Shares to EMG Holdings, L.P. at the IPO price of $20.00 per share. We realized aggregate proceeds of approximately $21 million through the private placement transaction, which was exempt under Section 4(2) or Regulation D of the Securities Act of 1933 as transactions not involving public offerings made to accredited investors.
Purchases of Equity Securities
On August 13, 2013, the Company's Board of Trustees approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and the Company's financial performance, among other considerations.

Item 6. Exhibits

Exhibit	Description
3.1
Articles of Amendment and Restatement of Ellington Residential Mortgage REIT filed on May 3, 2013 (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

3.2	Amended and Restated Bylaws of Ellington Residential Mortgage REIT (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

4.1	Specimen Common Share Certificate of Ellington Residential Mortgage REIT (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

10.1	2013 Equity Incentive Plan (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

10.2	Form of Indemnification Agreement (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 29, 2013).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101**
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	August 14, 2013	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	August 14, 2013	By:	/s/ LISA MUMFORD
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
3.1
Articles of Amendment and Restatement of Ellington Residential Mortgage REIT filed on May 3, 2013 (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

3.2	Amended and Restated Bylaws of Ellington Residential Mortgage REIT (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

4.1	Specimen Common Share Certificate of Ellington Residential Mortgage REIT (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

10.1	2013 Equity Incentive Plan (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

10.2	Form of Indemnification Agreement (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 29, 2013).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101**
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

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