Form 10-Q
period 2013-09-30
Ellington Residential Mortgage REIT
filed 2013-11-13
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2013
Common Shares of Beneficial Interest, $0.01 par value per share	9,139,842

ELLINGTON RESIDENTIAL MORTGAGE REIT
FORM 10-Q

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2013	December 31, 2012
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$44,331	$18,161
Real estate securities, at fair value	1,472,791	13,596
Due from brokers	13,724	—
Financial derivatives-assets at fair value	23,181	—
Receivable for securities sold	55,060	—
Interest receivable	4,370	39
Other assets	261	360
Total Assets	$1,613,718	$32,156
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,292,946	$—
Payable for securities purchased	113,173	—
Due to brokers	22,160	—
Financial derivatives-liabilities at fair value	7,067	—
Dividend payable	4,569	—
Accrued expenses	730	1,076
Management fee payable	644	116
Interest payable	597	—
Total Liabilities	1,441,886	1,192
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (9,139,842 and 1,633,378 shares issued and outstanding, respectively)	91	16
Additional paid-in-capital	181,104	32,674
Accumulated deficit	(9,363)	(1,726)
Total Shareholders' Equity	171,832	30,964
Total Liabilities and Shareholders' Equity	$1,613,718	$32,156

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended September 30, 2013	Nine Month Period Ended September 30, 2013	September 25, 2012 (commencement of operations) to September 30, 2012
(In thousands except per share amounts)	Expressed in U.S. Dollars
INTEREST INCOME (EXPENSE)
Interest income	$11,223	$15,815	$—
Interest expense	(1,248)	(1,773)	—
Total net interest income	9,975	14,042	—
EXPENSES
Management fees	644	1,466	8
Professional fees	200	468	—
Other operating expenses	513	980	—
Total expenses	1,357	2,914	8
OTHER INCOME (LOSS)
Net realized losses on real estate securities	(24,173)	(26,290)	—
Net realized gains on financial derivative	4,273	12,650	—
Change in net unrealized gains (losses) on real estate securities	30,239	(15,391)	—
Change in net unrealized gains (losses) on financial derivatives	(12,172)	16,114	—
Total other loss	(1,833)	(12,917)	—
NET INCOME (LOSS)	$6,785	$(1,789)	$(8)
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.74	$(0.31)	$(0.01)

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Receivable from Shareholders	Accumulated Deficit	Total
(In thousands except share amounts)	Expressed in U.S. Dollars
BALANCE, September 25, 2012	100	$—	—	$—	$1	$(1)	$—	$—
Issuance of shares	1,575,000	16	—	—	31,484			31,500
Repurchase of shares	(100)	—	—	—	(1)	1		—
Net loss							(8)	$(8)
BALANCE, September 30, 2012	1,575,000	$16	—	$—	$31,484	$—	$(8)	$31,492

BALANCE, December 31, 2012	1,633,378	$16	—	$—	$32,674	$—	$(1,726)	$30,964
Issuance of shares	7,500,000	75	—	—	149,925			150,000
Issuance of restricted shares	6,464	—	—	—	—			—
Share based compensation					3			3
Offering costs					(1,498)			(1,498)
Dividends declared(1)							(5,848)	(5,848)
Net loss							(1,789)	(1,789)
BALANCE, September 30, 2013	9,139,842	$91	—	$—	$181,104	$—	$(9,363)	$171,832

(1)	For the nine month period ended September 30, 2013 dividends totaling $0.64 per share were declared. There were no dividends declared in 2012.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Month Period Ended September 30, 2013	September 25, 2012 (commencement of operations) to September 30, 2012
(In thousands)	Expressed in U.S. Dollars
Cash flows provided by (used in) operating activities:
Net loss	$(1,789)	$(8)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Net realized losses on real estate securities	26,290	—
Change in net unrealized (gains) losses on real estate securities	15,391	—
Net realized gains on financial derivatives	(12,650)	—
Change in net unrealized (gains) losses on financial derivatives	(16,114)	—
Amortization of premiums and accretion of discounts (net)	2,498	—
Share based compensation	3	—
(Increase) decrease in assets:
Due from brokers	(13,724)	—
Interest receivable	(4,331)	(1)
Other assets	(261)	—
Increase (decrease) in liabilities:
Due to brokers	22,160	—
Accrued expenses	14	—
Interest payable	597	—
Management fees payable	528	8
Net cash provided by (used in) operating activities	18,612	(1)
Cash flows provided by (used in) investing activities:
Purchases of real estate securities	(2,365,561)	(2,034)
Proceeds from sale of real estate securities	891,017	—
Principal repayments of real estate securities	29,276	—
Proceeds from investments sold short	2,043	—
Repurchase of investments sold short	(2,036)	—
Proceeds from disposition of financial derivatives	24,849	—
Purchase of financial derivatives	(12,199)	—
Payments made on reverse repurchase agreements	(4,098)	—
Proceeds from reverse repurchase agreements	4,098	—
Net cash used in investing activities	(1,432,611)	(2,034)
Cash flows provided by (used in) financing activities:
Offering costs paid	(1,498)	—
Proceeds from issuance of shares	150,000	31,500
Dividends	(1,279)	—
Borrowings under repurchase agreements	4,424,530	—
Repayments of repurchase agreements	(3,131,584)	—
Cash provided by financing activities	1,440,169	31,500
NET INCREASE IN CASH AND CASH EQUIVALENTS	26,170	29,465
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,161	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,331	$29,465
Supplemental disclosure of cash flow information:
Interest paid	$1,176	$—

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
For the period September 25, 2012 (Commencement of Operations) through December 31, 2012, the Company filed its tax return as a partnership and it also intends to file its tax return for the short taxable period January 1, 2013 through April 30, 2013 as a partnership. On May 1, 2013, the Company made the election to be taxed as a corporation effective for the short taxable period beginning on that date through December 31, 2013. In addition, the Company intends to make the election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") when it files its tax return for the short taxable period May 1, 2013 through December 31, 2013.
As a REIT, the Company will be required to distribute annually 90% of its taxable income. As long as the Company continues to qualify as a REIT, it will not be subject to U.S. federal or state corporate taxes on its taxable income to the extent that it distributes all of its annual taxable income to its shareholders. It is the intention of the Company to distribute at least 100% of its taxable income, after application of available tax attributes, within the limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.

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
(F) Due from brokers/Due to brokers: Due from brokers and Due to brokers accounts on the Consolidated Balance Sheet include collateral received or paid from counterparties, including clearinghouses, along with receivables and payables for open and or closed derivative positions.
(G) Financial Derivatives: The Company may enter into various types of financial derivatives subject to its investment guidelines, which include restrictions associated with maintaining qualification as a REIT. The Company’s derivatives are predominantly subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Company may be required to deliver or receive cash or securities as collateral upon entering into derivative transactions. In addition, changes in the relative value of derivative transactions may require the Company or the counterparty to post or receive additional collateral. In the case of cleared derivatives, the clearinghouse becomes the Company's counterparty and the futures commission merchant or "FCM," acts as intermediary between the Company and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral. Collateral received by the Company is reflected on the Consolidated Balance Sheet as "Due to Brokers." Conversely, collateral posted by the Company is reflected as "Due from Brokers" on the Consolidated Balance Sheet. The types of derivatives that have been utilized by the Company to date are interest rate swaps, TBAs, and swaptions.
Swaps: The Company has entered into interest rate swaps, which are contractual agreements whereby one party pays a floating rate of interest on a notional principal amount and receives a fixed rate on the same notional principal, or vice versa, for a fixed period of time.
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
TBA Securities: The Company has transacted in the TBA RMBS market. A TBA position is a forward contract for the purchase ("long position") or sale ("short position") of Agency RMBS at a predetermined price, face amount, issuer, coupon, and maturity on an agreed-upon future delivery date. For each TBA contract and delivery month, a uniform settlement date for all market participants is determined by the Securities Industry and Financial Markets Association. The specific Agency RMBS to be delivered into the contract at the settlement date are not known at the time of the transaction. The Company typically does not take delivery of TBAs, but rather enters into offsetting transactions and settles the associated receivable and payable balances with its counterparties. The Company primarily uses TBAs to hedge interest rate risk, but from time to time it also holds net long positions in certain TBA securities as a means of acquiring exposure to Agency RMBS.
TBAs are accounted for as financial derivatives. The difference between the contract price and the fair value of the TBA position as of the reporting date is included in Change in net unrealized gains (losses) on financial derivatives, in the Consolidated Statement of Operations. The Company estimates the fair value of TBA positions based on similar methods used to value real estate securities. Upon settlement of the TBA contract, the realized gain (loss) on the TBA contract is equal to the net cash amount received (paid).
Futures Contracts: The Company may enter into futures contracts. A futures contract is an agreement between two parties to buy and sell an asset for a set price on a future date. Initial margin deposits are made upon entering into futures contracts and can be either cash or securities. During the period the futures contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking-to-market to reflect the current market value of the contract. When the contract is closed, the Company records a realized gain or loss equal to the difference between the proceeds of the closing transaction and the Company's basis in the contract.
Options: The Company has purchased fixed payer swaption contracts. It may purchase or write put, call, straddle, or other similar options contracts. The Company enters into options primarily to help mitigate interest rate risk. When the Company purchases an option, the option asset is initially recorded at an amount equal to the premium paid, if any, and is subsequently marked-to-market. Premiums paid for purchasing options that expire unexercised are recognized on the expiration date as realized losses. If an option is exercised, the premium paid is subtracted from the proceeds of the sale or added to the cost of the purchase to determine whether the Company has realized a gain or loss on the related investment transaction. When the Company writes an option, the option liability is initially recorded at an amount equal to the premium received, if any, and is subsequently marked-to-market. Premiums received for writing options that expire unexercised are recognized on the expiration date as realized gains. If an option is exercised, the premium received is subtracted from the cost of the purchase or added to the proceeds of the sale to determine whether the Company has realized a gain or loss on the related investment transaction. When the Company enters into a closing transaction, the Company will realize a gain or loss depending upon whether the amount from the closing transaction is greater or less than the premiums paid or received. The Company may also enter into options that contain forward-settling premiums. In this case, no money is exchanged upfront. Instead the agreed-upon premium is paid by the buyer upon expiration of the option, regardless of whether or not the option is exercised.
Financial derivative assets are included in Financial derivatives-assets at fair value on the Consolidated Balance Sheet while financial derivatives liabilities are included in Financial derivatives-liabilities at fair value on the Consolidated Balance Sheet.
(H) Repurchase Agreements and Reverse Repurchase Agreements: The Company has entered into repurchase agreements with third-party broker-dealers, whereby it sells securities under agreements to repurchase at an agreed upon price and date. The Company also enters into reverse repurchase agreement transactions with third-party broker-dealers, whereby it purchases securities under agreements to resell at an agreed upon price and date. Interest on the value of repurchase and reverse repurchase agreements issued and outstanding is based upon market rates at the time of issuance. The Company accounts for repurchase agreements as collateralized borrowings. When the Company enters into a repurchase agreement, the lender establishes and maintains an account containing cash transferred and securities having a value not less than the repurchase price, including accrued interest, of the repurchase agreement. Repurchase and reverse repurchase agreements that are conducted with the same counterparty can be reported on a net basis if they meet the requirements under the authoritative guidance. Repurchase agreements and reverse repurchase agreements are carried at their contractual amounts, which approximate fair value.
(I) U.S. Treasury Securities: The Company may purchase or sell short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates on the performance of its portfolio. The Company may borrow securities under reverse repurchase agreements to cover short sales of U.S. Treasury securities. The Company accounts for these as securities borrowing transactions and recognizes an obligation to return the borrowed securities at fair value on the Consolidated Balance Sheet under the caption, "Investments sold short at fair value" based on the fair value of the underlying borrowed securities as of the reporting date.
 (J) Organizational Expenses: Organizational expenses are expensed as incurred. Organizational expenses consisted mainly of legal fees.
(K) Offering Costs/Deferred Offering Costs: Offering costs are charged against shareholders' equity and typically include legal, accounting, printing, and other fees associated with the cost of raising equity capital. As of December 31, 2012, cumulative costs associated with the Company's public offering of common shares were deferred. At the closing of the common share offering, in May 2013, offering costs, including those that had been deferred, were offset against the proceeds of the offering.
(L) Manager Compensation: The Management Agreement provides for the payment of a management fee to the Manager. The management fee is accrued and expensed during the period that the management services are performed. For a more detailed discussion on the fees payable under the Management Agreement, see Note 8.
(M) Share Based Compensation: The Company applies the provisions of ASC 718, Compensation—Shares Compensation ("ASC 718"), with regard to its equity incentive plans. ASC 718 covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.
(N) Dividends: Dividends payable are recorded on the declaration date.
(O) Earnings Per Share ("EPS"): In accordance with the provisions of ASC 260, Earnings per Share, the Company calculates basic income (loss) per share by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for that period. Diluted income (loss) per share takes into account the effect of dilutive instruments, such as share options and warrants, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.
(P) Share Repurchases: Common shares that are repurchased by the Company subsequent to issuance decrease the total number of shares issued and outstanding.
(Q) Income Taxes: Prior to May 1, 2013, the Company, as a business trust with more than one owner, was considered a partnership for U.S. federal income tax purposes. In general, partnerships are not subject to entity-level tax on their income, but the income of a partnership is taxable to its owners on a flow-through basis. Interest, dividend, and other income realized by the Company from non-U.S. sources and capital gains realized on the sale of securities of non-U.S. issuers may be subject to entity level tax such as withholding and other taxes levied by the jurisdiction in which the income is sourced. For the period September 25, 2012 (Commencement of Operations) through December 31, 2012, the Company filed its tax return as a partnership and it also intends to file its tax return for the short taxable period January 1, 2013 through April 30, 2013 as a partnership.
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals of the litigation process, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits at September 30, 2013 or December 31, 2012. The Company does not expect any change in unrecognized tax benefits within the next year. In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period and 2012 (its open tax years). The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.
The Company made the election to be taxed as a corporation effective for the short taxable period May 1, 2013 through December 31, 2013. The Company intends to elect to be taxed as a REIT under Sections 856 to 860 of the Code commencing with the short taxable period May 1, 2013 through December 31, 2013.
(R) Recent Accounting Pronouncements: Under the Jumpstart Our Business Startups Act, or the "JOBS Act," the Company meets the definition of an "emerging growth company." The Company has elected to follow the extended transition period for complying with new or revised U.S. accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-public entities.
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

3. Real Estate Securities
The following tables present details of the Company's real estate securities portfolio at September 30, 2013 and December 31, 2012, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by government-sponsored enterprises ("GSEs"), Fannie Mae or Freddie Mac. The non-Agency RMBS portfolio is not issued or guaranteed by Fannie Mae, Freddie Mac or any agency of the U.S. Government and is therefore subject to greater credit risk.
By RMBS Type -
September 30, 2013:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$192,906	$7,325	$200,231	$794	$(1,575)	$199,450	3.05%	2.25%	5.86
30-year fixed rate mortgages	1,165,255	45,873	1,211,128	7,443	(24,126)	1,194,445	3.66%	3.09%	9.99
Adjustable rate mortgages	29,840	1,698	31,538	169	—	31,707	4.47%	2.38%	3.98
Interest only securities	108,374	(97,019)	11,355	1,490	(123)	12,722	4.00%	11.95%	4.68
Total Agency RMBS	1,496,375	(42,123)	1,454,252	9,896	(25,824)	1,438,324	3.62%	3.03%	8.95
Non-Agency RMBS	55,798	(21,975)	33,823	1,305	(661)	34,467	2.88%	7.85%	5.44
Total Real Estate Securities	$1,552,173	$(64,098)	$1,488,075	$11,201	$(26,485)	$1,472,791	3.60%	3.14%	8.82
For the three month period ended September 30, 2013, the weighted average holdings of RMBS investments based on amortized cost was $1.453 billion.
December 31, 2012:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Non-Agency RMBS	$26,890	$(13,400)	$13,490	$117	$(11)	$13,596	2.20%	8.50%	7.80

(1)
Average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

By Estimated Weighted Average Life -
As of September 30, 2013:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$3,859	$3,859	6.01%	$2,169	$1,601	5.12%	$4,616	$4,291	1.97%
Greater than three years and less than seven years	243,429	244,043	3.32%	8,209	7,759	3.77%	18,188	18,244	3.41%
Greater than seven years and less than eleven years	1,160,705	1,177,237	3.64%	2,344	1,995	3.50%	10,963	10,477	1.88%
Greater than eleven years	17,609	17,758	3.89%	—	—	0.00%	700	811	7.69%
Total	$1,425,602	$1,442,897	3.59%	$12,722	$11,355	4.00%	$34,467	$33,823	2.88%

As of December 31, 2012:

($ in thousands)	Non-Agency RMBS
Estimated Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$3,036	$3,001	5.57%
Greater than three years and less than seven years	3,994	3,978	0.61%
Greater than seven years and less than eleven years	3,601	3,608	1.10%
Greater than eleven years	2,965	2,903	2.49%
Total	$13,596	$13,490	2.20%
The following table illustrates components of interest income on the Company's RMBS for the three and nine months ended September 30, 2013:

	Three Month Period Ended September 30, 2013			Nine Month Period Ended September 30, 2013
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$12,570	$(2,089)	$10,481	$17,484	$(3,129)	$14,355
Non-Agency RMBS	428	307	735	824	631	1,455
Total	$12,998	$(1,782)	$11,216	$18,308	$(2,498)	$15,810
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
The Company seeks to obtain at least one third-party indicative valuation for each instrument, and often obtains multiple indicative valuations when available. Third-party valuation providers often utilize proprietary models that are highly subjective and also require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions. The Company has been able to obtain third-party valuations on the vast majority of its assets, and the Company expects to continue to solicit third-party valuations on substantially all assets in the future to the extent practical. Beginning January 1, 2013, the Company generally values each financial instrument at the average of third-party valuations received and not rejected as described below. Third-party valuations are not binding on the Company and while the Company generally does not adjust valuations it receives, it may challenge or reject a valuation when, based on validation criteria, the Company determines that such valuation is unreasonable or erroneous. Furthermore, the Company may determine, based on validation criteria, that for a given instrument the average of the third-party valuations received does not result in what the Company believes to be fair value, and in such circumstances the Company may override this average with its own good faith valuation. The validation criteria include the use of the Company's own models, recent trading activity in the same or similar instruments, and valuations received from third parties. Prior to 2013, the valuation process relied more heavily on the use of models and the observation of reported recent trading activity, which was substantiated by third-party valuations. The Company's valuation process, including the application of validation criteria, is overseen by a valuation committee. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the financial instruments existed, and the differences could be material to the consolidated financial statements.
The following tables present the Company's financial instruments measured at fair value on:
September 30, 2013:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Real estate securities, at fair value:
Agency RMBS:
15-year fixed rate mortgages	$—	$199,450	$—	$199,450
30-year fixed rate mortgages	—	1,194,445	—	1,194,445
Adjustable rate mortgages	—	31,707	—	31,707
Interest only securities	—	—	12,722	12,722
Non-Agency RMBS	—	—	34,467	34,467
Real estate securities, at fair value	—	1,425,602	47,189	1,472,791
Financial derivatives-assets at fair value:
Fixed payer interest rate swaps	—	23,077	—	23,077
TBAs	—	104	—	104
Total financial derivatives-assets at fair value	—	23,181	—	23,181
Total real estate securities and financial derivatives-assets, at fair value	$—	$1,448,783	$47,189	$1,495,972
Liabilities:
Financial derivatives-liabilities at fair value:
Fixed payer interest rate swaps	$—	$(1,409)	$—	$(1,409)
Fixed payer swaptions	—	(86)	—	(86)
TBAs	—	(5,572)	—	(5,572)
Total financial derivatives-liabilities at fair value	$—	$(7,067)	$—	$(7,067)
There were no transfers of financial instruments between Levels 1, 2, or 3 of the fair value hierarchy during the nine month period ended September 30, 2013.
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

The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value:
Three month period ended September 30, 2013:

(In thousands)	Agency RMBS	Non-Agency RMBS
Beginning balance at 6/30/2013	$9,905	$38,810
Transfers(1):
Transfers into level 3	—	—
Transfers out of level 3	—	—
Purchases	3,094	6,402
Proceeds from sales	—	(9,247)
Principal repayments	—	(2,927)
(Amortization)/accretion, net	(626)	307
Net realized gains	—	581
Change in net unrealized gains (losses)	349	541
Ending balance at 9/30/2013	$12,722	$34,467
Change in net unrealized gains (losses) for level 3 assets still held as of September 30, 2013	$349	$718

(1)	Transfers are assumed to occur at the beginning of the period.
Nine month period ended September 30, 2013:

(In thousands)	Agency RMBS	Non-Agency RMBS
Beginning balance at 12/31/2012	$—	$13,596
Transfers(1):
Transfers into level 3	—	—
Transfers out of level 3	—	—
Purchases	12,116	37,180
Proceeds from sales	—	(14,556)
Principal repayments	—	(4,390)
(Amortization)/accretion, net	(761)	631
Net realized gains	—	1,469
Change in net unrealized gains (losses)	1,367	537
Ending balance at 9/30/2013	$12,722	$34,467
Change in net unrealized gains (losses) for level 3 assets still held as of September 30, 2013	$1,367	$630

(1)	Transfers are assumed to occur at the beginning of the period.

September 25, 2012 (commencement of operations) to September 30, 2012:

(In thousands)	Non-Agency RMBS
Beginning balance at 09/25/2012	$—
Transfers(1):
Transfers into level 3	—
Transfers out of level 3	—
Purchases	5,134
Proceeds from sales	—
Principal repayments	—
(Amortization)/accretion, net	—
Net realized gains	—
Change in net unrealized gains (losses)	—
Ending balance at 9/30/2012	$5,134
Change in net unrealized gains (losses) for level 3 assets still held as of September 30, 2013	$—

(1)	Transfers are assumed to occur at the beginning of the period.
The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of September 30, 2013 and December 31, 2012:
September 30, 2013:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Private Label Residential Mortgage-Backed Securities	$30,962	Market quotes	Non Binding Indicative Price	$30.25	$102.97	$78.94
Private Label Residential Mortgage-Backed Securities	$3,505	Discounted Cash Flows	Yield	12.0%	19.1%	15.9%
			Projected Collateral Prepayments	30.0%	43.3%	37.3%
			Projected Collateral Losses	4.0%	6.0%	4.9%
			Projected Collateral Recoveries	6.5%	12.6%	9.2%
			Projected Collateral Scheduled Amortization	46.3%	51.4%	48.6%
						100.0%
Agency RMBS–Interest Only Securities	$2,351	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	540	645	583
			Projected Collateral Prepayments	59.1%	67.7%	62.6%
			Projected Collateral Scheduled Amortization	32.3%	40.9%	37.4%
						100.0%
Agency RMBS–Interest Only Securities	$10,371	Market quotes	Non Binding Indicative Price	$4.89	$21.42	$13.80

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.

December 31, 2012:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Private Label Residential Mortgage-Backed Securities	$13,596	Discounted Cash Flows	Yield	6.2%	20.4%	8.5%
			Projected Collateral Prepayments	12.6%	52.2%	29.4%
			Projected Collateral Losses	11.3%	41.4%	26.9%
			Projected Collateral Recoveries	6.8%	33.2%	23.8%
			Projected Collateral Scheduled Amortization	3.0%	52.7%	19.9%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.
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
5. Financial Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. Specifically, the Company’s primary source of debt financing is repurchase agreements and the Company enters into financial derivative and other instruments to manage exposure to variable cash flows on portions of its borrowings under those repurchase agreements. Since the interest rates on repurchase agreements typically change with market interest rates such as LIBOR, the Company is exposed to constantly changing interest rates, which accordingly affects cash flows associated with these rates on its borrowings. To mitigate the effect of changes in these interest rates and their related cash flows, the Company may enter into a variety of derivative contracts, including interest rate swaps, Eurodollar and U.S. Treasury futures, interest rate swaptions, and TBAs.

The following table details fair value of the Company's holdings of financial derivatives as of September 30, 2013:

Fair Value
(In thousands)
Financial derivatives-assets at fair value:
TBA securities purchase contracts	$104
Fixed payer interest rate swaps	23,077
Total financial derivatives-assets at fair value:	$23,181
Financial derivatives-liabilities at fair value:
TBA securities sale contracts	$(5,572)
Fixed payer interest rate swaps	(1,409)
Fixed payer swaptions	(86)
Total financial derivatives-liabilities at fair value:	$(7,067)
Total	$16,114
The Company did not have any financial derivatives outstanding as of December 31, 2012.
Interest Rate Swaps
An interest rate swap involves the receipt of variable rate payments from a counterparty in exchange for the Company making fixed rate payments over the life of the interest rate swap without exchange of the underlying notional amount. The following table details the Company's interest rate swaps as of September 30, 2013:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Years to Maturity
	(In thousands)
2016	$38,000	$(204)	0.89%	0.26%	2.88
2017	109,000	(696)	1.20	0.26	3.82
2018	90,000	1,773	0.88	0.27	4.60
2020	235,900	6,054	1.57	0.26	6.65
2023	213,000	9,279	2.14	0.26	9.65
2043	70,000	5,462	3.20	0.26	29.68
Total	$755,900	$21,668	1.71%	0.26%	8.79
Interest Rate Swaptions
As of September 30, 2013, the Company's outstanding fixed payer swaption contract had a notional value of $22 million and a remaining term to expiration of approximately 12 months. The underlying swap has a fixed pay rate of 3.31%, a receive rate of 3-month LIBOR and a term of 10 years.

TBAs
As of September 30, 2013, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows (shown in thousands):

TBA Securities	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)
Purchase contracts:
Assets	$3,350	$3,169	$3,273	$104
Sale contracts:
Liabilities	(438,579)	(449,060)	(454,632)	(5,572)
Total TBA securities, net	$(435,229)	$(445,891)	$(451,359)	$(5,468)

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of September 30, 2013.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of September 30, 2013 and the cost basis and is reported in Financial derivatives-assets at fair value and Financial derivatives-liabilities at fair value on the Consolidated Balance Sheet.

The Company primarily uses TBAs to hedge interest rate risk, but from time to time it also holds net long positions in certain TBA securities as a means of acquiring exposure to Agency RMBS.
Gains and losses on the Company's financial derivatives for the three and nine month periods ended September 30, 2013 are summarized in the tables below (shown in thousands):

	Three Month Period Ended September 30, 2013
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
Fixed payer interest rate swaps	$49	$2,451	$2,500	$(3,109)	$(1,420)	$(4,529)
Fixed payer swaptions		—	—		(86)	(86)
TBAs		1,773	1,773		(7,557)	(7,557)
Total	$49	$4,224	$4,273	$(3,109)	$(9,063)	$(12,172)

	Nine Month Period Ended September 30, 2013
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
Fixed payer interest rate swaps	$(20)	$2,631	$2,611	$(4,151)	$25,819	$21,668
Fixed payer swaptions		—	—		(86)	(86)
TBAs		10,039	10,039		(5,468)	(5,468)
Total	$(20)	$12,670	$12,650	$(4,151)	$20,265	$16,114
6. Borrowings under Repurchase Agreements
The Company pledges certain real estate securities as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Repurchase agreements involve the sale to a counterparty and a simultaneous agreement to repurchase the transferred assets or similar assets from such counterparty at a future date. Repurchase agreements entered into by the Company are accounted for as collateralized borrowings and require the repurchase of the transferred securities at the end of each agreement’s term, which is typically 30 to 180 days. The carrying amount of the Company’s repurchase agreements approximates fair value as the debt is short-term in nature. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase agreement at which time the Company may enter into a new repurchase agreement at prevailing market rates with the same counterparty or repay that counterparty and possibly negotiate financing terms with a different counterparty. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security paydown factors, counterparties to repurchase agreements will typically make margin calls, whereby the Company will be required to post additional securities as collateral, pay down borrowings or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements. Under the terms of the Company’s master repurchase agreements, or "MRAs," the counterparties may, in certain cases, sell or re-hypothecate the pledged collateral.
The Company seeks to have several different counterparties to its repurchase agreements at any given time in order to reduce the exposure to any single counterparty. As of September 30, 2013, the Company had outstanding borrowings under repurchase agreements with seven counterparties.
The following table details the Company's outstanding borrowings under repurchase agreements as of September 30, 2013:

		Weighted Average
Original Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$513,660	0.36%	11
31-60 days	412,485	0.38	45
61-90 days	143,530	0.38	74
91-120 days	28,897	0.39	105
121-150 days	99,464	0.42	136
151-180 days	94,910	0.41	164
Total	$1,292,946	0.38%	52
Repurchase agreements involving underlying investments that we sold prior to September 30, 2013, for settlement following September 30, 2013, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included are any repurchase agreements that we may have entered into prior to September 30, 2013 for which delivery of the borrowed funds is not scheduled until after September 30, 2013.
As of September 30, 2013, the fair value of Agency RMBS pledged as collateral under outstanding borrowings under repurchase agreements was $1.4 billion. In addition, as of September 30, 2013, the Company held investments with an aggregate value of approximately $1.7 million which was received to satisfy collateral requirements for various repurchase agreements. Collateral pledged under outstanding borrowings include Agency RMBS in the amount of $55.0 million that were sold prior to period end but for which such sale had not yet settled as of September 30, 2013.
7. Offsetting of Assets and Liabilities
The Company records financial instruments at fair value as described in Note 4. All financial instruments are recorded on a gross basis on the Consolidated Balance Sheet. In connection with its financial derivatives, repurchase agreements, and related trading agreements, the Company and its counterparties are required to pledge collateral. Cash or other collateral is exchanged as required with each of the Company's counterparties in connection with open derivative positions and repurchase agreements.

The following table presents information about certain assets and liabilities representing financial instruments as of September 30, 2013. The Company has not previously entered into master netting agreements with any of its counterparties.

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments(2)(3)	Cash Collateral (Received) Pledged(3)	Net Amount
(In thousands)
Assets:
Financial derivatives-assets at fair value- Gross	$23,181
Financial derivatives-assets at fair value-Net	$16,114	$—	$(3,311)	$12,803
Liabilities:
Financial derivatives-liabilities at fair value- Gross	$(7,067)
Financial derivatives-liabilities at fair value-Net	$—	$—	$—	$—
Repurchase Agreements	$(1,292,946)
Repurchase Agreements-Net	$(1,292,946)	$1,296,756	$(3,810)	$—

(1)	On the Company's Consolidated Balance Sheet, all balances associated with the repurchase agreements and financial derivatives are presented on a gross basis.

(2)	Amounts disclosed in the Financial Instruments column of the table represent collateral that is available to be offset against balances associated with repurchase agreements.

(3)	As collateral is called or posted per counterparty it is generally called or posted across all positions with each respective counterparty.
8. Management Fees
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For the three and nine month periods ended September 30, 2013, total management fee incurred was approximately $0.6 million and $1.5 million, respectively. For the period September 25, 2013 (commencement of operations) to September 30, 2012, total management fee incurred was approximately $8.0 thousand.
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

9. Earnings Per Share
Basic EPS is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of dilutive instruments, such as share options and warrants, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of September 30, 2013, the Company did not have any dilutive instruments outstanding. Common shares outstanding used in EPS have been adjusted to reflect the impact of the common share dividend discussed in Note 11.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three and nine month periods ended September 30, 2013:

(In thousands except share amounts)	Three Month Period Ended September 30, 2013	Nine Month Period Ended September 30, 2013	September 25, 2012 (commencement of operations) September 30, 2012
Numerator:
Net income (loss)	$6,785	$(1,789)	$(8)
Denominator:
Basic weighted average shares outstanding	9,133,940	5,699,501	1,575,000
Basic Earnings Per Share	$0.74	$(0.31)	$(0.01)
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
Termination Fee
The Management Agreement requires the Company to pay a termination fee to the Manager in the event of (1) the Company's termination or non-renewal of the Management Agreement without cause or (2) the Manager's termination of the Management Agreement upon a default by the Company in the performance of any material term of the Management Agreement. Such termination fee will be equal to 5% of Shareholders' Equity, as defined in the Management Agreement (see Note 8 above) as of the month-end preceding termination. As of September 30, 2013, no event of termination of the Management Agreement has occurred.
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
As of September 30, 2013 and December 31, 2012, there were 9,139,842 and 1,633,378 common shares outstanding, respectively. No preferred shares have been issued.
On September 23, 2013, the Company's Board of Trustees authorized the issuance of 6,464 shares to its independent trustees pursuant to director share award agreements. These shares will vest and become non-forfeitable on April 30, 2014.
On September 17, 2013, the Company's Board of Trustees declared a third quarter dividend of $0.50 per share. The dividend was paid on October 25, 2013 to common shareholders of record as of September 27, 2013.
On August 13, 2013, the Company's Board of Trustees approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and the Company's financial performance, among other considerations. No purchases have been made under the program to date.
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
It is the intention of the Company to distribute at least 100% of its taxable income, after application of available tax attributes, within the limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.
12. Commitments and Contingencies
From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant contingencies at September 30, 2013.

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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; our use and dependence on leverage; the impact of Fannie Mae and Freddie Mac being placed into conservatorship and related events, including the lack of certainty as to the future roles and structures of these entities and changes to legislation and regulations affecting these entities; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities we own and intend to acquire; changes in rates of default and/or recovery rates on our non-agency assets; our ability to borrow to finance our assets and the costs of such borrowings; changes in government regulations affecting our business; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act"); and risks associated with investing in real estate related assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors included in exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 as filed with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
We were formed through an initial strategic venture among affiliates of Ellington, an investment management firm and registered investment adviser with an 18-year history of investing in a broad spectrum of mortgage-backed securities and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." These initial investors made an aggregate investment of approximately $31.5 million on September 25, 2012. On May 1, 2013, we priced an initial public offering of our common shares, pursuant to which we sold 6,450,000 shares to the public at a price of $20.00 per share. Concurrent with the initial public offering, we completed a private placement of 1,050,000 common shares to our initial investors at a purchase price of $20.00 per share which generated gross proceeds of $21.0 million. No further capital commitments from the initial investors remain as a result of this private placement. Total gross proceeds to us from the initial public offering and concurrent private placement were $150.0 million. Proceeds to us, net of offering costs, were approximately $148.5 million.
We are externally managed and advised by our Manager, an affiliate of Ellington.
We use leverage in our Agency RMBS strategy and, to a lesser extent, in our non-Agency RMBS strategy as well. As of December 31, 2012, we had no outstanding borrowings; however, in April 2013, we began purchasing Agency RMBS on a leveraged basis. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of September 30, 2013, we had outstanding borrowings under repurchase agreements in the amount of $1.3 billion.
We made the election to be taxed as a corporation effective for the short taxable period May 1, 2013 through December 31, 2013. In addition, we intend to elect to be taxed as a REIT for U.S. federal income tax purposes for the short taxable period May 1, 2013 through December 31, 2013. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our shareholders as long as we maintain our intended qualification as a REIT. We intend to conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act of 1940, as amended.
As of September 30, 2013, our book value per share was $18.80, after giving effect to the payment of a third quarter dividend of $0.50 per share, as compared to $18.57 as of June 30, 2013 and $18.96 as of December 31, 2012.
Trends and Recent Market Developments
Key trends and recent market developments for the mortgage-backed security, or "MBS," market include the following:

•
Federal Reserve and Monetary Policy—On September 18, 2013, the U.S. Federal Reserve, or the "Federal Reserve," reiterated its intention to continue its accommodative monetary policies; this surprised the financial markets, which had been expecting the Federal Reserve to begin tapering its bond purchases;

•
Housing and Mortgage Market Statistics—As of September 2013, the national inventory of foreclosed homes dropped under one million to approximately 902,000, representing the twenty-third consecutive month with a year-over-year decline, and a 33% decline from September 2012;

•	Prepayment Rate Trends—While mortgage rates stabilized somewhat in the third quarter, Agency pool prepayment rates continued to fall;

•
Mortgage Rates—During the third quarter of 2013, U.S. mortgage rates reached their highest levels in two years, but ended up unchanged on the quarter after the surprise decision by the Federal Reserve to postpone tapering;

•
Government Sponsored Enterprise, or "GSE," Developments—Recent developments include modest progress towards the establishment of a common securitization platform; the sale of non-Agency MBS and other illiquid assets from the GSEs' held portfolios; and as part of the risk sharing goals of the Federal Housing Finance Agency, or the "FHFA," the sale by Freddie Mac of securities that effectively transfer to the private sector a substantial amount of Freddie Mac’s credit risk on a large pool of loans;

•
Qualified Mortgage, or "QM," Rule—Both GSEs and the U.S. Department of Housing and Urban Development, or "HUD," released their version of a QM rule over the course of the quarter. Both versions largely conform to the Consumer Financial Protection Bureau's guidelines released in early 2013;

•
Bank Regulatory Capital—Recent proposed changes, if finalized, will increase regulatory capital requirements for the largest, most systemically significant U.S. banks and their holdings companies; this could potentially alter these institutions' appetite for various risk-taking activities, and could ultimately affect the terms and availability of our reverse repurchase financing; and

•
Liquidity and Valuations—Agency RMBS recovered some of the losses of the late second and early third quarters of 2013; however, market uncertainty around future actions that may be taken by the Federal Reserve remains, including with respect to the timing of the unwinding of the asset purchase program and other accommodative monetary policies.

Federal Reserve and Monetary Policy
The Federal Reserve has indicated that it intends to maintain the target range for the federal funds rate at 0% to 0.25% as long as the unemployment rate remains above 6.5% and as long as the inflation rate over the next one to two years is projected to be no more than a half a percentage point above the Federal Open Market Committee's, or "FOMC," 2% longer-run goal. In addition, in an effort to maintain downward pressure on longer-term interest rates, support mortgage markets and help make broader financial conditions more accommodative, the Federal Reserve has been purchasing Agency RMBS at a pace of $40 billion per month and long-dated U.S. Treasuries at a pace of $45 billion per month. However, minutes of some of the more recent meetings of the FOMC show that a fair amount of debate has developed among committee members about the merits of continuing this purchasing program, which is known as "QE3."
In a speech in May 2013, Federal Reserve Chairman Ben Bernanke suggested the possibility of tapering asset purchases to the extent that the health of the economy supported such action. The ensuing uncertainty with respect to how long these accommodative monetary policies would continue, coupled with the release of strong employment and home price reports in the late spring and the early summer of 2013, fueled intense market speculation that the Federal Reserve would actually begin tapering by the end of 2013 and contributed to significant volatility in the fixed-income markets. For example, on May 1, 2013, the benchmark 10-year U.S. Treasury rate was 1.63% and subsequently surged to as high as 3.00% on September 5, 2013. All major fixed-income sectors experienced substantial price declines during this period, including not only U.S. Treasury securities and Agency RMBS, but also credit-sensitive sectors such as high-yield corporate bonds and non-Agency RMBS. Agency RMBS were especially hard-hit, as heavy selling by mutual bond funds, exchange-traded funds, and mortgage REITs exacerbated the price declines.
Following the FOMC meeting on September 18, 2013, the Federal Reserve surprised the financial markets by announcing that it would maintain its asset purchase program at current levels and await further evidence of improvement in the economy before tapering its bond purchases. In its statement, the FOMC noted that while downside risks to the outlook for the economy and the labor market had diminished since the fall of 2012, the tightening of financial conditions observed in recent months could slow the pace of improvement in the economy and labor market. In particular, the FOMC noted the recent spike in mortgage rates, inflation below 2% and U.S. fiscal policy as posing risks to the economic recovery. In the immediate aftermath of the announcement by the FOMC, the 10-year U.S. Treasury yield declined approximately 16 basis points, and has declined substantially more since then. Mortgage rates also declined following the announcement while volatility in the fixed-income markets has eased somewhat.
However, the prospects of QE3 remain unclear, and the ongoing uncertainty with respect to the federal budget and the debt ceiling, fueled by the division among the political parties in Washington D.C., further complicates matters. The risk that interest rates could begin to rise again remains substantial, thus reinforcing the importance of our ability to hedge interest rate risk in both our Agency RMBS and non-Agency MBS portfolios using a variety of tools, including TBAs, interest rate swaps, and other instruments.
Housing and Mortgage Market Statistics
The following table demonstrates the decline in residential mortgage delinquencies and foreclosure inventory on a national level, as reported by CoreLogic in its September 2013 National Foreclosure Report:

	As of
Number of Units (In thousands)	September 2013	September 2012
Seriously Delinquent Mortgages(1)	2,051	2,779
Foreclosure Inventory	902	1,349

(1)	Seriously Delinquent Mortgages are ninety days and over in delinquency and include Foreclosures and REO property.
As the above table indicates, both the number of seriously delinquent mortgages and the number of homes in foreclosure have declined significantly over the past year. This decline supports the thesis that as homeowners have re-established equity in their homes through recovering real estate prices, they have become less likely to become delinquent and default on their mortgages.
Another interesting development can be seen in monthly delinquency roll rate statistics, as shown in the following table:

	As of
Roll Rates (3 Month Moving Average)	July 2013	April 2013
Current to 90+	0.30%	0.30%
90+ to Foreclosure	5.30%	4.40%
Foreclosure to Current	1.40%	1.20%
Note: Current includes loans that are 30 and 60 days delinquent; 90+ excludes Foreclosures and REO property.
Roll rates represent the rates at which mortgages move from one category to another toward foreclosure. For the past few months, mortgages have been rolling from current to ninety days delinquent at a consistent monthly rate of 0.3%, which we believe is indicative of a healthy mortgage environment. The rise in transition speeds from 90+ days delinquent to foreclosure is partly attributable to the declining supply of delinquent mortgages, rather than the ability of courts and servicers to initiate a greater number of foreclosure proceedings. The increase in cure rates for mortgages in foreclosure is in large part the result of increased loan modification rates that have accompanied large-scale servicing transfers in recent months from less efficient to more efficient servicers.
Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for July 2013 showed that, on average, home prices increased 12.3% for its 10-City Composite and by 12.4% for the 20-City Composite, as compared to July 2012. On a monthly basis, the respective increases were 1.9% and 1.8%. According to the report, home prices remain below the peak levels of 2006, but, on average, are back to their mid-2004 levels for both the 10- and 20-City Composites. As additional evidence of an improving housing market, single family housing starts have increased 16.9% as compared to one year ago, up from 537,000 starts in August 2012 to 628,000 starts in August 2013. Finally, as indicated in the table above, as of September 2013 the national inventory of foreclosed homes dropped to 902,000, representing the twenty-third consecutive month with a year-over-year decline, a 33% decline from September 2012, and the lowest level in almost five years. This decline has the impact of reducing the overhang effect of these unsold foreclosed homes on the housing market. While the recent increase in interest rates and the slow and uneven pace of the recovery of the U.S. economy continue to create potential risks to the recovering housing market, mortgage rates remain near historical lows and, recent trends continue to indicate, on balance, that the recovery in the housing market continues on a strong footing.
Unemployment data released on November 8, 2013 by the U.S. Department of Labor reported that, as of October 2013, the U.S. unemployment rate was 7.3%. This compares to 7.9% as of October 2012 and 7.6% as of June 2013. The unemployment rate has been steadily declining in recent months, and consensus is generally mildly positive as the U.S. economy continues to add jobs. However, recent declines in unemployment are also partially attributable to a reduction in the labor force participation rate. While it is difficult to quantify the relationship between the unemployment rate and the housing and mortgage markets, we believe that current levels of unemployment do not represent a significant impediment to a continuing housing recovery. However, we do believe that the recent increase in mortgage rates will probably slow the pace of home price appreciation, and significant further increases in mortgage rates could potentially even reverse the trend.
Prepayment Rate Trends
The relatively muted level of prepayment activity as interest rates broadly declined in recent years has in large part been the result of: (i) home price declines during the financial crisis, which has left many borrowers with minimal or negative home equity; (ii) more restrictive underwriting guidelines, even for refinancings; (iii) increased origination costs, especially related to underwriting and compliance; and (iv) increases in Agency guarantee fees. These factors have resulted in substantial variations in prepayment rates between Agency pools as a function of loan-to-value ratio, loan balance, credit score, geography, property type, loan purpose, and other factors. In recognition of the importance of these underlying characteristics on prepayment behavior, the MBS market continues to promote the creation of "specified" Agency pools that emphasize or de-emphasize many of these characteristics (such as pools where the principal balance of every underlying mortgage loan is below $85,000). The Making Homes Affordable ("MHA") refinancing program, which was initiated in response to the housing market crisis, has facilitated the origination of many of these kinds of specified Agency pools. The extension of the MHA refinancing program into 2015 should sustain creation of such pools in the coming years. We expect that the ongoing origination of Agency pools with a wide variety of loan characteristics will continue to create opportunities for us to exploit the resulting differences in prepayments.
The recent rise in mortgage rates has, as expected, caused a significant decline in Agency RMBS prepayment speeds, with higher coupon RMBS impacted the most. To the extent mortgage rates remain at current levels, it is likely that prepayments speeds will remain somewhat muted. With respect to existing Agency RMBS, this introduces significant extension risk to a market that had only recently been focused almost exclusively on the risk of accelerated prepayments.
Mortgage Rates
The Freddie Mac survey 30-year mortgage rate began the third quarter at 4.29%, rose to 4.58% by mid-August (a two-year high), and then dropped in sympathy with overall interest rates following the Federal Reserve's surprise decision to postpone tapering, ending the quarter at 4.32%. Nevertheless, throughout the entire third quarter mortgage rates were much higher than they had been in the first half of 2013. As a result, the Refinance Index published by the Mortgage Bankers Association, or "MBA," dropped approximately 24% during the quarter and the Market Composite Index, a measure of mortgage application volume, declined approximately 19% as well. According to the MBA, over 60% of mortgage originations during the quarter were refinancings as opposed to purchase loans, but it is likely that this was the result of higher "pull-through" rates: borrowers who were able to apply and lock in low refinancing rates before the May/June increases in interest rates made certain to follow through with their applications. While we believe that the recent increase in mortgage rates will probably slow the pace of home price appreciation, any such negative effects have been limited so far, as year-over-year home price increases were in the positive double digits through August 2013. However, the recent increase in mortgage rates has definitely lowered market expectations of prepayment speeds on existing Agency RMBS, thus introducing significant extension risk to a market that had only recently been focused almost exclusively on the risk of accelerated prepayments.
GSE Developments
On October 7, 2013, the FHFA announced progress on the establishment of a Fannie Mae/Freddie Mac joint venture that is ultimately intended to serve as a common securitization platform. The joint venture, named Common Securitization Solutions, was officially formed as a Delaware limited liability company, has already leased office space in Bethesda, Maryland, and has already retained an executive recruitment firm to identify candidates for the positions of CEO and Chairman of the Board. The goal of this platform, which will be equally owned by Fannie Mae and Freddie Mac, is to help create a more sustainable U.S. housing finance system with increased private capital participation and decreased taxpayer risk, and its formation represents one of the goals FHFA expected to achieve in 2013.
With the FHFA having mandated that the GSEs sell 5% of the illiquid portion of their retained portfolios by the end of the year, Fannie Mae and Freddie Mac have auctioned off $22 billion of non-Agency MBS since just this past May. It is expected that both GSEs will continue these auctions, which could result in their selling an additional $17 billion of non-Agency MBS in the aggregate before the end of 2013. As of June 30, 2013, Fannie Mae and Freddie Mac collectively held approximately $160 billion of non-Agency MBS (including CMBS).
In furtherance of the FHFA's stated goal of executing risk-sharing transactions, in late July, Freddie Mac completed its first such MBS transaction, called Structured Agency Credit Risk, or "STACR," securities. The STACR securities were designed to transfer to private investors a significant portion of the credit risk on a large portfolio of loans recently purchased by Freddie Mac. The first such transaction was a $500 million offering of mezzanine debt, and referenced a portfolio of over $22 billion of residential mortgage loans. The offering was purchased by a handful of banks along with about fifty other private investors including hedge funds, REITs, and pension funds. Only a few insurance companies participated in the deal because of the absence of credit ratings. In October, Fannie Mae finalized and completed its own risk-sharing transaction, called Connecticut Avenue Securities, and obtained ratings from Fitch Ratings on the mezzanine debt. This transaction reduced Fannie Mae's exposure on approximately $28 billion in residential mortgage loans. Freddie Mac is expected to bring one more STACR transaction to market before year end, and expects to obtain ratings from Fitch Ratings on this second transaction. The FHFA has directed both GSEs to complete various risk-sharing transactions in the amount of $30 billion in 2013.
On September 23, 2013, the FHFA launched a nationwide education campaign to familiarize homeowners with the benefits of the Home Affordable Refinance Program, or "HARP." The aim of the program is to reach out to homeowners who are current on their mortgages, but remain underwater, and qualify for HARP under its recently expanded eligibility requirements. These homeowners may be able to reduce their monthly payments or modify their mortgages to a shorter term. If successful, this campaign could increase the number of refinancings under the HARP program, thereby increasing prepayment speeds on MBS holding HARP-eligible loans.
We believe that those efforts aimed at more rationally pricing risk taken by the GSEs and aimed at reducing the GSEs' portfolios, and thereby accelerating the re-entry of private capital into the U.S. mortgage market, are potentially beneficial to our business. However, as it currently stands, the GSEs continue to support the overwhelming majority of the U.S. single-family mortgage origination market. However, in the event policymakers successfully reduce the GSEs presence in the U.S. mortgage market in the future, we believe that many new investment opportunities will become available to us.
Qualified Mortgage (QM) Rule
Earlier this year, the Consumer Financial Protection Bureau, or "CFPB," finalized its Qualified Mortgage (QM) rule, which goes into effect on January 10, 2014. The QM rule will largely determine the underwriting standards to be used by the majority of mortgage originators. Mortgages that qualify under QM will provide certain consumer protections and will fall under a "safe harbor" for originators — making it substantially more difficult for borrowers to sue their lenders. Since the CFPB finalized its QM rule, the FHFA requested that the GSEs finalize their guidelines and make them effective for January 10, 2014 as well. On August 20, 2013, each of Fannie Mae and Freddie Mac released their guidelines, which substantially align with those of the CFPB. Following the GSEs' releases, HUD proposed its own rule for a QM. The three sets of guidelines differ in their debt-to-income (DTI) limits and interest rate caps. While QM has been designed to protect borrowers from predatory lending, around 85% of new loans already meet the new QM standards, while the majority of the remaining 15% are comprised of loans to jumbo borrowers, who have historically not been the primary targets of predatory lending. In addition, we believe that the proposed caps on fees and points will only affect a small sliver of the market. The downside of the QM rules is that it is costly for originators to conform to QM rules which not only makes it more difficult for smaller originators to compete, but also impacts all borrowers as these higher origination costs are passed on to the consumer.
Bank Regulatory Capital Changes
In late June 2013, the Basel Committee for Banking Supervision, or "BCBS," issued proposed changes to the Basel III Accord that, if finalized, would increase the amount of regulatory capital that banks must hold. Basel III was originally issued in 2010 and represents the third installment of the Basel Accords, which were developed in response to deficiencies in financial regulation exposed by the financial crisis. Basel III introduced a minimum "leverage ratio" of at least 3% for banks. A bank's leverage ratio is calculated by dividing Tier 1 capital (i.e., common shares and retained earnings plus certain qualifying minority interests) by average total consolidated assets. On June 26, 2013, the BCBS issued proposed changes that would expand the definition of assets, thereby increasing the denominator (which is often referred to as the exposure measure), but would maintain the minimum leverage ratio of 3%. Among the proposed changes is a requirement that securities financing transactions (such as repo transactions) be included in consolidated assets on a "gross" basis (i.e., without recognition of accounting netting) when the bank acts as a principal in the transaction. Further, in July 2013, the Federal Reserve announced that the minimum Basel III leverage ratio would be 5% for systemically important bank holding companies and 6% for their insured bank subsidiaries. Under each rule as proposed, beginning on January 1, 2015, banks would publicly disclose their leverage ratios and would need to be in compliance with the final rule by January 1, 2018. These new rules, if finalized, would make it less attractive for banks – especially the largest U.S. banks – to offer certain kinds of repo financing. While our access to repo financing has not been adversely affected to date, it is possible that certain of our lending institutions could, in the future, decide to curtail their repo lending activities in response to these developments, particularly in connection with repo on Agency MBS, which typically provides lower profit margins. However, it is also possible that these changes will create opportunities for smaller banks and/or non-bank institutions to enter the repo market, and in fact, we have already seen smaller broker-dealers becoming more active in the Agency pool repo market.
Liquidity and Valuations
Agency RMBS have been marked by an extreme level of volatility over the past few months. While TBAs recovered a fair amount in the third quarter from their recent lows, non-generic or specified pools noticeably lagged. The lag in specified pool performance was the result of several factors. First, the Federal Reserve’s purchases of TBAs continued unabated; this ongoing purchase activity not only supports TBA prices, but the resulting settlement activity creates short-term scarcity for TBA-eligible securities, enabling TBA investors to benefit from the supplemental income provided by the TBA roll market. Second, with interest rates still higher than they were earlier in the year, the market remains reluctant to assign value to the prepayment protection associated with specified pools. Third, Agency mortgage REITs, which until May of this year had strong demand for specified pools as they grew their capital base with a record volume of follow-on equity offerings, have had to step back from incremental purchases, as they have lowered their leverage in response to recent interest rate volatility, and are effectively unable to raise additional equity capital. Finally, with interest rates higher, specified pools now have a longer duration (and therefore greater price fluctuation) than they have had in the recent past; as a result, they may become less attractive assets for large U.S. banks to hold in light of recent changes to regulatory capital rules, which will essentially force these banks to charge unrealized losses on available-for-sale assets against their regulatory capital.
The third quarter provided us an excellent opportunity to enhance our Agency RMBS portfolio by purchasing higher coupon specified pools with much stronger prepayment protection. These securities are currently priced significantly lower than they were prior to the recent sell-off and, in our view, offer excellent relative value. We have also become active in purchasing Agency ARMs, which have also increased in supply, likely as a function of the deleveraging activities of many REITs in the two most recent fiscal quarters. As of September 30, 2013, Agency ARMs represented 2.2% of our Agency RMBS portfolio. As of June 30, 2013, we had no investments in Agency ARMs.
Over the course of the third quarter, non-Agency MBS rebounded modestly from their late second-quarter pullback. In July and August, many market participants were still reluctant to add substantially to their non-Agency MBS positions, with the Federal Reserve seemingly poised to begin tapering its bond purchases under QE3. The second quarter sale by Lloyds Bank of an MBS portfolio also continued to weigh on the market, as certain dealers continued to work off their inventory from that sale. There was also additional supply during the quarter due to sales by European financial institutions, liquidating CDOs, and Freddie Mac and Fannie Mae. However, the Federal Reserve’s surprise decision on September 18th to postpone tapering led to further recovery in non-Agency MBS towards the end of the quarter, albeit a weaker recovery than that seen in the corporate bond sector, whereby some measures, yield spreads reached their tightest levels of the year. As of September 30, 2013, our non-Agency RMBS represented a small portion of our total investments.
Notwithstanding the recent significant volatility in the fixed-income market, repo financing has remained readily available and our borrowing costs and haircuts have also remained relatively stable. Additionally, short term rates (on which interest rates for our repo are based) have remained fairly stable since the end of the first quarter. However, certain proposed changes in regulatory capital requirement for banks, discussed above in "Bank Regulatory Capital Changes," could impact affected banking institutions' appetite for risk- taking activities, including issuance of repo financing, in the future. As of September 30, 2013, our outstanding repos were with seven different counterparties, representing an increase of two counterparties since June 30, 2013. As of September 30, 2013, all of our outstanding repo was related to our Agency RMBS.
Outlook
As actions by the Federal Reserve and market speculation about future actions by the Federal Reserve continue to impact the market for Agency RMBS, we expect continued volatility. While the recent increase in rates has made prepayment protection less important in lower coupon pools, higher coupon pools with prepayment protection have become and remain more attractive. TBAs have recovered some of their losses of the late spring and early summer, but specified pools have lagged in recovery. The ARMs sector of the Agency RMBS market has also lagged significantly, and we expect to be more active in this sector in the near-term. We continue to target pools that, taking into account their particular composition and based on our prepayment projections: (1) should generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) should have less prepayment sensitivity to government policy shocks and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months, when actual prepayment experience can be observed. We believe that our research team, our proprietary prepayment models, and our extensive databases remain essential tools in our implementation of this strategy. Notwithstanding the opportunities that volatility may create to buy and sell assets, it also underscores the importance of hedging our risks using a variety of tools, including TBAs, as we adapt to changing market conditions. We also believe that our active trading style, coupled with our ability to dynamically alter the mix of TBAs and other interest rate derivatives that we use to hedge interest rate risk, is of great benefit to our Agency RMBS strategy.
Following the very volatile conditions of late spring and early summer, the technical environment for non-Agency MBS began to improve in the latter portion of the third quarter. In addition, we continue to remain generally optimistic on the fundamental prospects for non-Agency RMBS. We believe that the upward trend in home prices and the downward trend in delinquencies, foreclosures, and shadow housing inventory will enhance the yields of, and provide further price support to, non-Agency RMBS. We believe that the recent volatility creates numerous opportunities and we intend to continue to purchase those securities that we believe offer better relative value, as well as take advantage of trading opportunities to sell securities as they become more fully valued or overpriced.

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
Accounting for Real Estate Securities: Investments in real estate securities are recorded on trade date. We have chosen to make a fair value election pursuant to ASC 825-10, Financial Instruments, for our real estate securities portfolio. Electing the fair value option allows us to record changes in fair value in our Consolidated Statement of Operations, which, in our view, more appropriately reflects the results of our operations for a particular reporting period as all securities activities will be recorded in a similar manner. As such, the real estate securities are recorded at fair market value on our Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on our Consolidated Statement of Operations as a component of Change in net unrealized gains (losses) on real estate securities.

Realized gains or losses on sales of real estate securities are included in Net realized gains (losses) on real estate securities on the Consolidated Statement of Operations, and are recorded at the time of disposition. The cost of positions sold is calculated based on identified cost. Principal write-offs are generally treated as realized losses.
Interest Income: We accrete market discounts and amortize market premiums on debt securities using the effective yield method. Accretion of market discount and amortization of market premiums requires the use of a significant amount of judgment and the application of several assumptions including, but not limited to, prepayment assumptions and default rate assumptions, which are evaluated quarterly. Our accretion of discounts and amortization of premiums for U.S. federal and other tax purposes is likely to differ from the financial accounting treatment of these items.
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
Recent Accounting Pronouncements
Please refer to Note 2- "Recent Accounting Pronouncements" included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financial Condition
Investment portfolio
The following tables summarize our investment portfolio as of September 30, 2013 and December 31, 2012:
September 30, 2013:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Agency RMBS
15-year fixed rate mortgages	$192,906	$7,325	$200,231	$794	$(1,575)	$199,450	3.05%	2.25%	5.86
30-year fixed rate mortgages	1,165,255	45,873	1,211,128	7,443	(24,126)	1,194,445	3.66%	3.09%	9.99
ARM	29,840	1,698	31,538	169	—	31,707	4.47%	2.38%	3.98
Interest Only securities	108,374	(97,019)	11,355	1,490	(123)	12,722	4.00%	11.95%	4.68
Total Agency RMBS	1,496,375	(42,123)	1,454,252	9,896	(25,824)	1,438,324	3.62%	3.03%	8.95
Non-Agency RMBS	55,798	(21,975)	33,823	1,305	(661)	34,467	2.88%	7.85%	5.44
Total Real Estate Securities	$1,552,173	$(64,098)	$1,488,075	$11,201	$(26,485)	$1,472,791	3.60%	3.14%	8.82
December 31, 2012:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Non-Agency RMBS	$26,890	$(13,400)	$13,490	$117	$(11)	$13,596	2.20%	8.50%	7.80

(1)
Average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual lives of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

The vast majority of our capital is allocated to our Agency RMBS strategy. Within this strategy, we generally target Agency RMBS pools that, taking into account their particular composition and based on our prepayment projections: (1) will generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) will have less prepayment sensitivity to government policy shocks and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months when actual prepayment experience can be observed. As of September 30, 2013, investments in non-Agency RMBS constitute a relatively small portion of our total investments.
During the late second and early third quarters of 2013, market uncertainty around future actions of the Federal Reserve with respect to its accommodative monetary policies, particularly related to its asset purchase programs, created significant volatility in the U.S. fixed-income markets. While most sectors of the U.S. fixed-income market were impacted, Agency RMBS were among the hardest hit. However, following the Federal Reserve's surprise decision on September 18th that it would postpone tapering its asset purchases, fixed-income markets rallied, including MBS, reversing or partially reversing the losses sustained earlier in the quarter. It is likely that ongoing volatility and uncertainty will be a significant factor in the market for Agency RMBS, as actions by the Federal Reserve and market speculation about future actions by the Federal Reserve will continue to impact this market.

Financial Derivatives
The following table summarizes our portfolio of derivative holdings as of September 30, 2013:

(In thousands)	Fair Value
Financial derivatives-assets at fair value:
TBA securities purchase contracts	$104
Fixed payer interest rate swaps	23,077
Total financial derivatives-assets at fair value:	23,181
Financial derivatives-liabilities at fair value:
TBA securities sale contracts	(5,572)
Fixed payer interest rate swaps	(1,409)
Fixed payer swaptions	(86)
Total financial derivatives-liabilities at fair value:	(7,067)
Total	$16,114
We did not hold any financial derivatives at December 31, 2012.
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
•U.S. Treasury securities;
•Eurodollar and U.S. Treasury futures; and
•Other derivatives.
We generally enter into these transactions to offset the potential adverse effects of rising interest rates on short-term repurchase agreements. Our repurchase agreements generally have maturities of up to 180 days and carry interest rates that correspond to LIBOR or correlated benchmark rates for those same periods. As each then-existing fixed rate repo borrowing matures, it will generally be replaced with a new fixed rate repo borrowing based on market interest rates established at that future date.
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
In the case of TBAs, most of our positions are short TBA positions with a negative duration, meaning that as interest rates rise, the value of the short position increases, so these positions serve as a hedge against increases in interest rates. In the event that interest rates rise, the increase in value of the short TBA position serves to offset corollary increases in our current and/or future borrowing costs under our repurchase agreements. While we primarily use TBAs to hedge interest rate risk, from time to time, we also hold net long positions in certain TBA securities as a means of acquiring exposure to Agency RMBS.

The composition and relative mix of our hedges may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of September 30, 2013. We had no other borrowings outstanding. We did not have any outstanding borrowings as of December 31, 2012:

		Weighted Average
Original Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$513,660	0.36%	11
31-60 days	412,485	0.38	45
61-90 days	143,530	0.38	74
91-120 days	28,897	0.39	105
121-150 days	99,464	0.42	136
151-180 days	94,910	0.41	164
Total	$1,292,946	0.38%	52
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time-to-time based upon the particular characteristics of our portfolio, availability of financing and market conditions. As of September 30, 2013, our borrowings consisted entirely of repurchase agreements collateralized by our Agency RMBS. Because our strategy is flexible, dynamic and opportunistic, our overall leverage will vary over time. As a result, we do not have a targeted debt-to-equity ratio, although we currently expect that our debt-to-equity ratio will be within a range of 6:1 to 10:1 for our Agency RMBS and 0:1 to 2:1 for our non-Agency RMBS. As of September 30, 2013, our total debt-to-equity ratio was 7.5 to 1. Collateral pledged with respect to our outstanding repo borrowings as of September 30, 2013 had a fair value of $1.4 billion and was entirely comprised of Agency RMBS.
Shareholders' Equity
As of September 30, 2013, our shareholders' equity increased to $171.8 million from $31.0 million as of December 31, 2012. On May 1, 2013, we priced an initial public offering of our common shares, pursuant to which we sold 6,450,000 shares to the public at a price of $20.00 per share. Concurrent with the initial public offering, we completed a private placement with our initial shareholders which resulted in gross proceeds to us of $21.0 million and the issuance of 1,050,000 shares at a price of $20.00 per share. Total gross proceeds from the initial public offering and concurrent private placement were $150.0 million. Proceeds, net of offering costs, were approximately $148.5 million. In addition, for the nine months ended September 30, 2013, we recorded a net loss of $1.8 million. Our net loss was primarily the result of net realized and unrealized losses on our investment holdings, partially offset by net realized and unrealized gain on our financial derivatives. Finally, our Board of Trustees declared a second and third quarter dividend of $0.14 per share and $0.50 per share, respectively. For the nine months ended September 30, 2013, total cash dividends paid or payable amounted to $5.8 million. As of September 30, 2013, our book value per share was $18.80 as compared to $18.96 as of December 31, 2012.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2013 and September 25, 2012 (commencement of operations) to September 30, 2012:
The following table summarizes our results of operations for the three and nine month periods ended September 30, 2013 and September 25, 2012 (commencement of operations) to September 30, 2012:

(In thousands except for per share amounts)	Three Month Period Ended September 30, 2013	Nine Month Period Ended September 30, 2013	September 25, 2012 (commencement of operations) to September 30, 2012
Interest income
Net interest income	$9,975	$14,042	$—
Expenses
Management fees	644	1,466	8
Other operating expenses	713	1,448	—
Total expenses	1,357	2,914	8
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on real estate securities	6,066	(41,681)	—
Net realized and change in net unrealized gains (losses) on financial derivatives	(7,899)	28,764	—
Total Other Income (Loss)	(1,833)	(12,917)	—
Net Income (Loss)	$6,785	$(1,789)	$(8)
Net Income (Loss) Per Common Share	$0.74	$(0.31)	$(0.01)
Core Earnings
Core Earnings consists of net income (loss), excluding realized and unrealized gains and losses on real estate securities and financial derivatives, and, if applicable, items of income or loss that are of a non-recurring nature. Core Earnings includes net realized and unrealized gains and losses associated with payments and accruals of periodic payments on interest rate swaps. Core Earnings is a supplemental non-GAAP financial measure that we present as an additional measure of our operating performance. We believe Core Earnings provides information useful to investors because it is a metric utilized by management to assess our performance and to evaluate the effective net yield provided by our portfolio. Moreover, one of our objectives is to generate income from the net interest margin on our portfolio and we use Core Earnings to help measure the extent to which we are achieving this objective. However, because Core Earnings is an incomplete measure of our financial results and differs from net income or net income (loss) computed in accordance with GAAP, it should be considered as supplementary to, and not as a substitute for, our net income (loss) computed in accordance with GAAP.
The table below details the components of Core Earnings and reconciles Core Earnings for the three and nine month periods ended September 30, 2013 to the line, Net Income (Loss), on our Consolidated Statement of Operations, which we believe is the most directly comparable GAAP measure:

(In thousands except share amounts)	Three Month Period Ended September 30, 2013	Nine Month Period Ended September 30, 2013
Net Income (Loss)	$6,785	$(1,789)
Less:
Net realized losses on real estate securities	(24,173)	(26,290)
Net realized gains on financial derivatives, excluding periodic payments(1)	4,224	12,670
Change in net unrealized gains (losses) on real estate securities	30,239	(15,391)
Change in net unrealized gains (losses) on financial derivatives, excluding accrued periodic payments(2)	(9,063)	20,265
Sub-Total	1,227	(8,746)
Core Earnings	$5,558	$6,957
Weighted Average Shares Outstanding	9,133,940	5,699,501
Core Earnings Per Share	$0.61	$1.22

(1)
For the three month period ended September 30, 2013, represents Net realized gains on financial derivatives of $4,273 thousand less Net realized gains (losses) on periodic settlements of interest rate swaps of $49 thousand. For the nine month period ended September 30, 2013, represents Net realized gains on financial derivatives of $12,650 thousand less Net realized gains (losses) on periodic settlements of interest rate swaps of $(20) thousand. See Note 5 in the notes to the consolidated financial statements.

(2)
For the three month period ended September 30, 2013, represents Net change in unrealized gains (losses) on financial derivatives of $(12,172) thousand less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(3,109) thousand. For the nine month period ended September 30, 2013, represents Net change in unrealized gains (losses) on financial derivatives of $16,114 thousand less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(4,151) thousand. See Note 5 in the notes to the consolidated financial statements.

We have not measured Core Earnings for periods prior to 2013, as we do not believe it is meaningful given the relatively small size of the Company and limited operations of the Company prior to that time.
Results of Operations for the Three Month Period Ended September 30, 2013
Net Income (Loss)
We had net income for the three month period ended September 30, 2013 of $6.8 million, or $0.74 per share. We had Core Earnings of $5.6 million, or $0.61 per share.
Interest Income
Our primary source of income is the interest earned on our real estate securities. As of September 30, 2013, our portfolio consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. We earned approximately $11.2 million in interest income on these securities for the three month period ended September 30, 2013. The weighted average yield of our investment portfolio based on amortized cost for the three month period ended September 30, 2013 was 3.09%. Average investment holdings based on amortized cost was $1.453 billion over this period.
Interest Expense
For the three month period ended September 30, 2013, the vast majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. Our average outstanding borrowings for the three months ended September 30, 2013 was $1.3 billion, resulting in an average cost of funds of 0.38%. The following table shows information related to our average cost of funds for the three months ended September 30, 2013.

($ in thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Three Month Period Ended September 30, 2013	$1,296,042	$1,242	0.38%	0.19%	0.39%
As an alternative measure of our cost of funds, we add to our average interest cost the net periodic amounts paid or payable by us on our interest rate swaps as a percentage of our average outstanding borrowings. Our net periodic expense paid or payable under our interest rate swaps was $3.1 million for the three month period ended September 30, 2013, or 0.94% of our average outstanding borrowings, thereby resulting in average cost of funds including interest rate swaps of 1.32%. This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs.
For the three month period ended September 30, 2013, our net interest margin, defined as the yield on our portfolio (See—Interest Income above), less our cost of funds (including the cost of interest rate swaps) was 1.77%.
Management Fees
For the three month period ended September 30, 2013, the management fee incurred was approximately $0.6 million, which is based on shareholders' equity at the end of the quarter, excluding any unrealized gains (losses) included in shareholders' equity.
Other Operating Expenses
Other operating expenses include organizational expenses, professional fees, and various other expenses necessary to operate our business. Other operating expenses for the three month period ended September 30, 2013 were approximately $0.7 million.

Other Income (Loss)
Other income (loss) consisted of net realized and change in net unrealized gains (losses) on real estate securities as well as derivatives. For the three month period ended September 30, 2013, other loss was $1.8 million. This $1.8 million consisted of net realized and unrealized losses of approximately $7.9 million on our derivatives, partially offset by net realized and unrealized gains of $6.1 million on our real estate securities. Our RMBS holdings rallied over the course of the quarter, in particular following the September 18th announcement by the Federal Reserve that it would not be tapering its asset purchases under QE3. Conversely, the values of our interest rate hedges declined over the course of the quarter.
Results of Operations for the Nine Month Period Ended September 30, 2013 and September 25, 2012 (commencement of operations) to September 30, 2012
Net Income (Loss)
We had a net loss for the nine month period ended September 30, 2013 of $(1.8) million, or $(0.31) per share. We had Core Earnings of $7.0 million, or $1.22 per share. For the period September 25, 2012 (commencement of operations) to September 30, 2012, we had a net loss of $(8.0) thousand. We had limited operating activities during the period September 25, 2012 to September 30, 2012 and no interest income during this period.
Interest Income
Our primary source of income is the interest earned on our real estate securities. We began purchasing Agency RMBS in April 2013. Our portfolio as of September 30, 2013 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS, and we earned approximately $15.8 million in interest income on these securities for the nine month period ended September 30, 2013.
Interest Expense
For the nine month period ended September 30, 2013, the vast majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. Our average outstanding borrowings for the nine months ended September 30, 2013 was $620.4 million, resulting in an average cost of funds of 0.38%. The following table shows information related to our average cost of funds for the nine months ended September 30, 2013. We had no borrowings prior to the second quarter of 2013.

($ in thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Nine Month Period Ended September 30, 2013	$620,371	$1,765	0.38%	0.19%	0.43%
As an alternative measure of our cost of funds, we add to our average interest cost the net periodic amounts paid or payable by us on our interest rate swaps as a percentage of our average outstanding borrowings. Our net periodic expense paid or payable under our interest rate swaps was $4.2 million for the nine month period ended September 30, 2013, or 0.90% of our average outstanding borrowings, thereby resulting in average cost of funds including interest rate swaps of 1.28%. This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs.
Management Fees
For the nine month period ended September 30, 2013, the management fee incurred was approximately $1.5 million, which is based on shareholders' equity at the end of each quarter, excluding any unrealized gains (losses) included in shareholders' equity.
Other Operating Expenses
Other operating expenses include organizational expenses, professional fees, and various other expenses necessary to operate our business. Other operating expenses for the nine month period ended September 30, 2013 were approximately $1.4 million.
Other Income (Loss)
Other income (loss) consisted of net realized and net change in unrealized gain (losses) on real estate securities and derivatives. For the nine month period ended September 30, 2013, other loss was $12.9 million, which consisted of net realized and unrealized losses of $41.7 million on our real estate securities, principally our Agency RMBS, partially offset by net realized and unrealized gains of approximately $28.8 million on our derivatives. Interest rates rose sharply and asset valuations declined during the late second and early third quarters in connection with market uncertainty around future actions by the Federal Reserve related to its accommodative monetary policies. Our interest rate hedges, which are principally in the form of interest rate swaps and TBAs, offset a meaningful amount of the declines in the values of our assets during this period.
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
We borrow funds in the form of repurchase agreements. The terms of these borrowings under our Master Repurchase Agreements, or "MRAs," generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association as to repayment and margin requirements. In addition, each lender typically requires that we include supplemental terms and conditions to the standard MRA. Typical supplemental terms and conditions include the addition of or changes to provisions relating to margin calls, net asset value requirements, cross default provisions, certain key person events, changes in corporate structure, and requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction. These provisions may differ for each of our lenders.
As of September 30, 2013, we had $1.3 billion outstanding under our repurchase agreements. As of December 31, 2012, we had no borrowings outstanding. As of September 30, 2013, we had MRAs in place with nine counterparties and our outstanding repurchase agreements were with seven counterparties.
Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table reflects counterparties for which the amounts at risk relating to the Company's repurchase agreements was greater than 5% of shareholders' equity as of September 30, 2013. The Company had no outstanding borrowings under repurchase agreements outstanding as of December 31, 2012.

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
Deutsche Bank Securities	$24,028	27	14.1%
J.P. Morgan Securities Inc.	$16,757	91	9.8%
Bank of America Securities	$13,326	41	8.6%
Repurchase agreements involve the sale to a counterparty and a simultaneous agreement to repurchase the transferred assets or similar assets from such counterparty at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed-upon discount, referred to as a "haircut." The Company's repurchase agreements are subject to the application of haircuts. As of September 30, 2013, the weighted average contractual haircut applicable to the assets that serve as collateral for the Company's outstanding repo borrowings was 4.3%. As of September 30, 2013, all of the Company's repo borrowings were related to its Agency RMBS.
We held cash and cash equivalents of approximately $44.3 million and $18.2 million as of September 30, 2013 and December 31, 2012, respectively.
We may declare dividends based on, among other things, our earnings, our financial condition, the REIT qualification requirements of the Internal Revenue Code, our working capital needs and new opportunities. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Trustees. Subsequent to our initial public offering in May 2013, our Board of Trustees has declared two quarterly dividends totaling $5.8 million.
For the nine month period ended September 30, 2013, our operating activities provided net cash of $18.6 million and our investing activities used net cash of $1.433 billion. Our repo activity used to finance our Agency RMBS (including repayments, in conjunction with the sales of Agency RMBS, of amounts borrowed under our repurchase agreements) provided net cash of

$1.293 billion for the nine month period ended September 30, 2013. Our operating and investing activities, when combined with our net repo financing activities, used cash of $121.1 million for the nine month period ended September 30, 2013. We received net proceeds from the issuance of common shares as a result of the completion of our initial public offering of $148.5 million, after offering costs. For the nine month period ended September 30, 2013 we used $1.3 million to pay dividends (the third quarter dividend of $0.50 per share declared by our Board of Trustees was paid in October 2013). As a result of these activities, there was an increase in our cash holdings of $26.2 million from $18.2 million as of December 31, 2012 to $44.3 million as of September 30, 2013.
On August 13, 2013, our Board of Trustees approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and the Company's financial performance, among other considerations. No purchases have been made under the program to date.
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
Contractual Obligations and Commitments
We are a party to a management agreement with our Manager. Pursuant to that agreement, our Manager is entitled to receive a management fee based on shareholders' equity, reimbursement of certain expenses and, in certain circumstances, a termination fee. Such fees and expenses do not have fixed and determinable payments. We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. When we enter into a repurchase agreement, the lender establishes and maintains an account containing cash and securities having a value not less than the repurchase price, including accrued interest, of the repurchase agreement. We enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of September 30, 2013, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of September 30, 2013, we had $1.3 billion of outstanding borrowings with seven counterparties. As of December 31, 2012, we had no outstanding borrowings. As of September 30, 2013, we had MRAs with nine counterparties. We expect to continue to have discussions with various other financial institutions in order to expand our repurchase agreement capacity.
Off-Balance Sheet Arrangements
As of September 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of September 30, 2013, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in Value for a Decrease in Interest Rates by		Estimated Change in Value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS, excluding TBAs	$36,992	$67,420	$(43,556)	$(93,676)
TBAs	(11,127)	(20,156)	13,225	28,549
Non-Agency RMBS	374	765	(358)	(700)
Interest Rate Swaps and Swaptions	(27,444)	(56,225)	26,107	50,878
Repurchase Agreements	(727)	(727)	925	1,849
Total	$(1,932)	$(8,923)	$(3,657)	$(13,100)
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, other RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our September 30, 2013 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Special Note Regarding Forward-Looking Statements."

Prepayment Risk
Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of mortgage loans underlying RMBS, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Changes in prepayment rates will have varying effects on the different types of securities in our portfolio. We attempt to take these effects into account in making asset management decisions with respect to our assets. Additionally, increases in prepayment rates may cause us to experience losses on our interest only securities, or "IOs," and inverse interest only securities, or "IIOs," as these securities are extremely sensitive to prepayment rates. Finally, prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 23, 2013, we issued 1,616 restricted common shares to each of Robert Allardice, III, David Miller, Thomas Robards and Ronald I. Simon, Ph.D., as compensation for serving as trustees. These restricted share grants were made pursuant to our 2013 Equity Incentive Plan and such grants were exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(2) of the Securities Act.

Item 6. Exhibits

Exhibit	Description
3.1
Articles of Amendment and Restatement of Ellington Residential Mortgage REIT filed on May 3, 2013 (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

3.2	Amended and Restated Bylaws of Ellington Residential Mortgage REIT (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

4.1	Specimen Common Share Certificate of Ellington Residential Mortgage REIT (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

10.1	Form of Share Award Agreement (for directors) (incorporated by reference to the Company's Current Report on Form 8-K, filed on September 25, 2013).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101**
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	November 13, 2013	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	November 13, 2013	By:	/s/ LISA MUMFORD
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
3.1
Articles of Amendment and Restatement of Ellington Residential Mortgage REIT filed on May 3, 2013 (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

3.2	Amended and Restated Bylaws of Ellington Residential Mortgage REIT (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

4.1	Specimen Common Share Certificate of Ellington Residential Mortgage REIT (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

10.1	Form of Share Award Agreement (for directors) (incorporated by reference to the Company's Current Report on Form 8-K, filed on September 25, 2013).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101**
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

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