Form 10-Q
period 2014-03-31
Ellington Residential Mortgage REIT
filed 2014-05-13
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer (do not check if a smaller reporting company)	☒	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2014
Common Shares of Beneficial Interest, $0.01 par value per share	9,139,842

ELLINGTON RESIDENTIAL MORTGAGE REIT
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2014	December 31, 2013
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$51,106	$50,112
Real estate securities, at fair value	1,327,629	1,326,036
Due from brokers	10,725	18,347
Financial derivatives–assets, at fair value	18,117	34,963
Receivable for securities sold	119,887	76,692
Interest receivable	5,522	4,766
Other assets	112	174
Total Assets	$1,533,098	$1,511,090
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,281,470	$1,310,347
Payable for securities purchased	65,812	2,776
Due to brokers	11,764	22,788
Financial derivatives–liabilities, at fair value	2,020	1,069
Dividend payable	5,027	4,570
Accrued expenses	874	996
Management fee payable	592	600
Interest payable	584	764
Total Liabilities	1,368,143	1,343,910
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (9,139,842 shares issued and outstanding, respectively)	91	91
Additional paid-in-capital	181,188	181,147
Accumulated deficit	(16,324)	(14,058)
Total Shareholders' Equity	164,955	167,180
Total Liabilities and Shareholders' Equity	$1,533,098	$1,511,090

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended March 31, 2014	Three Month Period Ended March 31, 2013
(In thousands except per share amounts)	Expressed in U.S. Dollars
INTEREST INCOME (EXPENSE)
Interest income	$11,959	$283
Interest expense	(1,155)	—
Total net interest income	10,804	283
EXPENSES
Management fees	592	119
Professional fees	139	32
Other operating expenses	663	46
Total expenses	1,394	197
OTHER INCOME (LOSS)
Net realized gains (losses) on real estate securities	(3,025)	888
Net realized gains (losses) on financial derivatives	(3,409)	—
Change in net unrealized gains (losses) on real estate securities	17,581	155
Change in net unrealized gains (losses) on financial derivatives	(17,796)	—
Total other income (loss)	(6,649)	1,043
NET INCOME	$2,761	$1,129
NET INCOME PER COMMON SHARE:
Basic	$0.30	$0.69
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$0.55	$—

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated Deficit	Total
(In thousands except share amounts)	Expressed in U.S. Dollars
BALANCE, December 31, 2012	1,633,378	$16	—	$—	$32,674	$(1,726)	$30,964
Net income						1,129	1,129
BALANCE, March 31, 2013	1,633,378	$16	—	$—	$32,674	$(597)	$32,093

BALANCE, December 31, 2013	9,139,842	$91	—	$—	$181,147	$(14,058)	$167,180
Share based compensation					41		41
Dividends declared						(5,027)	(5,027)
Net income						2,761	2,761
BALANCE, March 31, 2014	9,139,842	$91	—	$—	$181,188	$(16,324)	$164,955

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Month Period Ended March 31, 2014	Three Month Period Ended March 31, 2013
(In thousands)	Expressed in U.S. Dollars
Cash flows provided by (used in) operating activities:
Net income	$2,761	$1,129
Reconciliation of net income to net cash provided by (used in) operating activities:
Net realized (gains) losses on real estate securities	3,025	(888)
Change in net unrealized (gains) losses on real estate securities	(17,581)	(155)
Net realized (gains) losses on financial derivatives	3,409	—
Change in net unrealized (gains) losses on financial derivatives	17,796	—
Amortization of premiums and accretion of discounts (net)	1,367	(139)
Share based compensation	41	—
(Increase) decrease in assets:
Due from brokers	7,622	—
Interest receivable	(756)	(4)
Other assets	(78)	—
Increase (decrease) in liabilities:
Due to brokers	(11,024)	—
Accrued expenses	51	(299)
Interest payable	(180)	—
Management fees payable	(8)	3
Net cash provided by (used in) operating activities	6,445	(353)
Cash flows provided by (used in) investing activities:
Purchases of real estate securities	(524,541)	(3,331)
Proceeds from sale of real estate securities	536,934	5,309
Principal repayments of real estate securities	19,085	440
Proceeds from investments sold short	10,015	—
Repurchase of investments sold short	(10,055)	—
Proceeds from disposition of financial derivatives	6,288	—
Purchase of financial derivatives	(9,698)	—
Payments made on reverse repurchase agreements	(20,088)	—
Proceeds from reverse repurchase agreements	20,088	—
Net cash provided by investing activities	28,028	2,418
Cash flows provided by (used in) financing activities:
Offering costs paid	(32)	(128)
Dividends paid	(4,570)	—
Borrowings under repurchase agreements	1,616,676	—
Repayments of repurchase agreements	(1,645,553)	—
Cash used in financing activities	(33,479)	(128)
NET INCREASE IN CASH AND CASH EQUIVALENTS	994	1,937
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,112	18,161
CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,106	$20,098
Supplemental disclosure of cash flow information:
Interest paid	$1,335	$—

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(UNAUDITED)
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
Ellington Residential Mortgage Management LLC, or the "Manager," serves as the Manager of the Company pursuant to the terms of the Second Amended and Restated Management Agreement effective as of March 13, 2014, or the "Management Agreement." The Manager is an affiliate of Ellington Management Group, L.L.C., or "EMG," an investment management firm that is registered as an investment adviser. In accordance with the terms of the Management Agreement and the Services Agreement, as discussed in Note 10, the Manager is responsible for administering the Company's business activities and day-to-day operations, and performs certain services, subject to oversight by the Board of Trustees.
The Company was formed through an initial strategic venture among affiliates of EMG, an investment management firm and registered investment adviser with a 19-year history of investing in a broad spectrum of mortgage-backed securities and related derivatives, with an emphasis on the residential mortgage-backed securities, or "RMBS," market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." These initial investors made an aggregate investment of approximately $31.5 million on September 25, 2012. On May 1, 2013, the Company priced an initial public offering of its common shares, pursuant to which it sold 6,450,000 shares to the public at a price of $20.00 per share. Concurrent with the initial public offering, the Company completed a private placement of 1,050,000 common shares to its initial investors at a purchase price of $20.00 per share which generated gross proceeds of $21.0 million. Proceeds to the Company, net of offering costs, were approximately $148.5 million.
The Company acquires and manages Agency and non-Agency RMBS, including Agency pools and Agency collateralized mortgage obligations, or "CMOs," and non-Agency CMOs, both investment grade and non-investment grade. Collectively, the foregoing are referred to as real estate securities. The Company may also acquire and manage mortgage servicing rights, residential mortgage loans, and other mortgage- and real estate-related assets. The Company may also invest in other instruments including, but not limited to, forward-settling To-Be-Announced Agency pass-through certificates, or "TBAs," interest rate swaps and swaptions, U.S. Treasury securities, Eurodollar and U.S. Treasury futures, other financial derivatives, and cash equivalents. The Company's targeted investments may range from unrated (first loss) securities to AAA senior securities.
The Company intends to make the election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or "the Code" commencing with the Company's short taxable year ended December 31, 2013. As a REIT, the Company is required to distribute annually at least 90% of its taxable income. As long as the Company continues to qualify as a REIT, it will not be subject to U.S. federal or state corporate taxes on its taxable income to the extent that it distributes all of its annual taxable income to its shareholders. It is the intention of the Company to distribute at least 100% of its taxable income, after application of available tax attributes, within the limits prescribed by the Code, which may extend into the subsequent taxable year.
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP," for interim financial information. Entities in which the Company has a controlling financial interest, through ownership of the majority of the entities' voting equity interests, or through other contractual right that give the Company control, are consolidated by the Company. All inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material.

Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
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
(D) Interest Income: The Company accretes market discounts and amortizes market premiums on debt securities using the effective yield method. Accretion of market discount and amortization of market premiums requires the application of several assumptions including, but not limited to, prepayment assumptions and default rate assumptions, which are re-evaluated not less than quarterly and require the use of a significant amount of judgment. Principal write-offs are generally treated as realized losses. The Company's accretion of discounts and amortization of premiums for U.S. federal and other tax purposes is likely to differ from the financial accounting treatment under U.S. GAAP of these items as described above.
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
While the Company does not intend to operate its non-Agency RMBS investment strategy on a credit hedged basis, the Company may opportunistically enter into various credit hedging transactions, such as involving credit default swaps, total return swaps, or other derivative contracts. The Company may use credit default swaps to hedge non-Agency RMBS credit risk by buying protection on a basket or index of non-Agency RMBS assets or on a single non-Agency RMBS. For credit hedging purposes the Company may also enter into credit default swaps which reference other mortgage-backed securities, or "MBS," or the corporate credit of certain corporations, or indices on the foregoing. In addition, the Company may enter into various other derivative contracts, including total return swaps. Generally, a total return swap would reference either the corporate credit or equity of certain corporations. However, the Company's ability to use credit hedges is subject to the Company's qualifying and maintaining its qualification as a REIT and maintaining its exclusion from regulation as an investment company under the Investment Company Act.
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
Options: The Company has entered into swaption contracts. It may purchase or write put, call, straddle, or other similar options contracts. The Company enters into options primarily to help mitigate interest rate risk. When the Company purchases an option, the option asset is initially recorded at an amount equal to the premium paid, if any, and is subsequently marked-to-market. Premiums paid for purchasing options that expire unexercised are recognized on the expiration date as realized losses. If an option is exercised, the premium paid is subtracted from the proceeds of the sale or added to the cost of the purchase to determine whether the Company has realized a gain or loss on the related investment transaction. When the Company writes an option, the option liability is initially recorded at an amount equal to the premium received, if any, and is subsequently marked-to-market. Premiums received for writing options that expire unexercised are recognized on the expiration date as realized gains. If an option is exercised, the premium received is subtracted from the cost of the purchase or added to the proceeds of the sale to determine whether the Company has realized a gain or loss on the related investment transaction. When the Company enters into a closing transaction, the Company will realize a gain or loss depending upon whether the amount from the closing transaction is greater or less than the premiums paid or received. In general, the Company's options contain forward-settling premiums. In this case, no money is exchanged upfront; instead, the agreed-upon premium is paid by the buyer upon expiration of the option, regardless of whether or not the option is exercised.
Financial derivative assets are included in Financial derivatives–assets, at fair value on the Consolidated Balance Sheet while financial derivative liabilities are included in Financial derivatives–liabilities, at fair value on the Consolidated Balance Sheet.
Futures Contracts: A futures contract is an exchange-traded agreement to buy or sell an asset for a set price on a future date. Initial margin deposits are made upon entering into futures contracts and can be either in the form of cash or securities. During the period the futures contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking-to-market to reflect the current market value of the contract. Variation margin payments are made or received periodically, depending upon whether unrealized losses or gains are incurred. When the contract is closed, the Company records a realized gain or loss equal to the difference between the proceeds of the closing transaction and the Company's basis in the contract.
(H) Repurchase Agreements and Reverse Repurchase Agreements: The Company enters into repurchase agreements with third-party broker-dealers, whereby it sells securities under agreements to repurchase at an agreed upon price and date. The Company may also enter into reverse repurchase agreement transactions with third-party broker-dealers, whereby it purchases securities under agreements to resell at an agreed upon price and date. The Company accounts for repurchase agreements as collateralized borrowings, with the initial sale price representing the amount borrowed, and with the future repurchase price consisting of the amount borrowed plus interest, at the implied interest rate of the repurchase agreement, on the amount borrowed over the term of the repurchase agreement. The interest rate on a repurchase agreement or a reverse repurchase agreement is based on competitive market rates (or competitive market spreads, in the case of agreements with floating interest rates) at the time such agreement is entered into. When the Company enters into a repurchase agreement, the lender establishes and maintains an account containing cash and securities having a value not less than the repurchase price, including accrued interest, of the repurchase agreement. Repurchase and reverse repurchase agreements that are conducted with the same counterparty can be reported on a net basis if they meet the requirements under the authoritative guidance. Repurchase agreements and reverse repurchase agreements are carried at their contractual amounts, which approximate fair value.
(I) U.S. Treasury Securities: The Company may purchase or sell short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates on the performance of its portfolio. The Company may borrow securities under reverse repurchase agreements to enable it to deliver U.S. Treasury securities that it has sold short.
(J) Offering Costs/Deferred Offering Costs: Offering costs are charged against shareholders' equity and typically include legal, accounting, printing, and other fees associated with the cost of raising equity capital.
(K) Share Based Compensation: The Company applies the provisions of ASC 718, Compensation—Shares Compensation ("ASC 718"), with regard to its equity incentive plans. ASC 718 covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.
(L) Dividends: Dividends payable are recorded on the declaration date.
(M) Earnings Per Share: In accordance with the provisions of ASC 260, Earnings per Share, the Company calculates basic income (loss) per share by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for that period. Diluted income (loss) per share takes into account the effect of dilutive instruments, such as share options and warrants, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.
(N) Share Repurchases: Common shares that are repurchased by the Company subsequent to issuance decrease the total number of shares issued and outstanding.
(O) Income Taxes: Prior to May 1, 2013, the Company, as a business trust with more than one owner, was considered a partnership for U.S. federal income tax purposes. In general, partnerships are not subject to entity-level tax on their income, but the income of a partnership is taxable to its owners on a flow-through basis. Interest, dividend, and other income realized by the Company from non-U.S. sources and capital gains realized on the sale of securities of non-U.S. issuers may be subject to entity level tax such as withholding and other taxes levied by the jurisdiction in which the income is sourced. For the periods September 25, 2012 (commencement of operations) through December 31, 2012 and January 1, 2013 through April 30, 2013, the Company filed its tax return as a partnership. Effective May 1, 2013, the Company made the election to be taxed as a corporation. In addition, the Company intends to elect to be taxed as a REIT under Sections 856 to 860 of the Code commencing with the short taxable period May 1, 2013 through December 31, 2013. To qualify as a REIT, the Company must meet certain requirements, including the distribution of at least 90% of its annual taxable income to shareholders.
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals of the litigation process, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits at December 31, 2013. In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period, 2013, and 2012 (its open tax years).

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
(P) Recent Accounting Pronouncements: Under the Jumpstart Our Business Startups Act, or the "JOBS Act," the Company meets the definition of an "emerging growth company." The Company has elected to follow the extended transition period for complying with new or revised U.S. accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-public entities.
3. Real Estate Securities
The following tables present details of the Company's real estate securities portfolio at March 31, 2014 and December 31, 2013, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or government-sponsored enterprises, or "GSEs." The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.
By RMBS Type –
March 31, 2014:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$144,422	$5,762	$150,184	$204	$(959)	$149,429	3.21%	2.52%	5.68
20-year fixed rate mortgages	10,347	633	10,980	—	(72)	10,908	4.00%	2.94%	7.30
30-year fixed rate mortgages	1,004,293	47,822	1,052,115	2,649	(14,752)	1,040,012	3.95%	3.35%	9.39
Adjustable rate mortgages	46,804	3,065	49,869	174	(203)	49,840	4.82%	3.90%	6.01
Reverse mortgages	27,081	2,218	29,299	182	(10)	29,471	3.83%	2.82%	5.55
Interest only securities	n/a	n/a	13,232	2,761	(69)	15,924	4.24%	14.90%	4.25
Total Agency RMBS	1,232,947	59,500	1,305,679	5,970	(16,065)	1,295,584	3.93%	3.38%	8.31
Non-Agency RMBS	54,115	(23,706)	30,409	2,142	(506)	32,045	2.50%	9.74%	5.80
Total Real Estate Securities	$1,287,062	$35,794	$1,336,088	$8,112	$(16,571)	$1,327,629	3.87%	3.52%	8.21

(1)
Average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

For the three months ended March 31, 2014, the weighted average holdings of RMBS investments based on amortized cost was $1.374 billion.

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

For the year ended December 31, 2013, the weighted average holdings of RMBS investments based on amortized cost was $879.9 million.
By Estimated Weighted Average Life –
As of March 31, 2014:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$3,942	$3,919	4.82%	$1,981	$1,792	5.63%	$1,782	$1,044	2.38%
Greater than three years and less than seven years	206,433	207,123	3.66%	12,507	10,468	4.02%	17,802	17,923	2.67%
Greater than seven years and less than eleven years	1,069,285	1,081,405	3.94%	1,436	972	3.50%	11,645	10,646	1.41%
Greater than eleven years	—	—	—%	—	—	—%	816	796	7.69%
Total	$1,279,660	$1,292,447	3.90%	$15,924	$13,232	4.24%	$32,045	$30,409	2.50%
As of December 31, 2013:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$5,554	$5,518	5.68%	$955	$762	6.48%	$1,715	$1,216	2.38%
Greater than three years and less than seven years	243,120	246,342	3.48%	7,643	6,198	3.31%	16,488	15,950	3.42%
Greater than seven years and less than eleven years	1,031,552	1,059,223	3.79%	4,929	3,758	4.91%	11,656	10,708	1.43%
Greater than eleven years	1,602	1,596	4.50%	—	—	—%	822	805	7.69%
Total	$1,281,828	$1,312,679	3.73%	$13,527	$10,718	3.97%	$30,681	$28,679	2.84%

The following table illustrates components of interest income on the Company's RMBS for the three month periods ended March 31, 2014 and 2013:

	Three Month Period Ended March 31, 2014			Three Month Period Ended March 31, 2013
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$13,017	$(1,756)	$11,261	$—	$—	$—
Non-Agency RMBS	306	389	695	144	139	283
Total	$13,323	$(1,367)	$11,956	$144	$139	$283
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

The following tables present the Company's financial instruments measured at fair value on:
March 31, 2014:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Real estate securities, at fair value:
Agency RMBS:
15-year fixed rate mortgages	$—	$149,429	$—	$149,429
20-year fixed rate mortgages	—	10,908	—	10,908
30-year fixed rate mortgages	—	1,040,012	—	1,040,012
Adjustable rate mortgages	—	49,840	—	49,840
Reverse mortgages	—	29,471	—	29,471
Interest only securities	—	—	15,924	15,924
Non-Agency RMBS	—	—	32,045	32,045
Real estate securities, at fair value	—	1,279,660	47,969	1,327,629
Financial derivatives–assets, at fair value:
TBAs	—	898	—	898
Fixed payer interest rate swaps	—	17,219	—	17,219
Total financial derivatives–assets, at fair value	—	18,117	—	18,117
Total real estate securities and financial derivatives–assets, at fair value	$—	$1,297,777	$47,969	$1,345,746
Liabilities:
Financial derivatives–liabilities, at fair value:
TBAs	$—	$(174)	$—	$(174)
Fixed payer interest rate swaps	—	(1,123)	—	(1,123)
Fixed payer swaptions	—	(723)	—	(723)
Total financial derivatives–liabilities, at fair value	$—	$(2,020)	$—	$(2,020)
There were no transfers of financial instruments between Levels 1, 2, or 3 of the fair value hierarchy during the three month period ended March 31, 2014.

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
The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value:
Three month period ended March 31, 2014:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2013	$30,681	$13,527
Transfers:
Transfers into level 3	—	—
Transfers out of level 3	—	—
Purchases	7,663	4,096
Proceeds from sales	(5,423)	(1,282)
Principal repayments	(1,104)	—
(Amortization)/accretion, net	389	(658)
Net realized gains	205	358
Change in net unrealized gains (losses)	(366)	(117)
Ending balance as of March 31, 2014	$32,045	$15,924
All amounts of net realized and changes in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at March 31, 2014, as well as Level 3 financial instruments disposed of by the Company during the three month period ended March 31, 2014. For Level 3 financial instruments held by the Company at

March 31, 2014, change in net unrealized gain (loss) of $106 thousand and $(230) thousand, for the three month period ended March 31, 2014 relate to Agency RMBS and non-Agency RMBS, respectively.
Three month period ended March 31, 2013:

(In thousands)	Non-Agency RMBS
Beginning balance as of December 31, 2012	$13,596
Transfers:
Transfers into level 3	—
Transfers out of level 3	—
Purchases	3,331
Proceeds from sales	(5,309)
Principal repayments	(440)
(Amortization)/accretion, net	139
Net realized gains	888
Change in net unrealized gains (losses)	155
Ending balance as of March 31, 2013	$12,360
All amounts of net realized and changes in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at March 31, 2013, as well as Level 3 financial instruments disposed of by the Company during the three month period ended March 31, 2013. For Level 3 financial instruments held by the Company at March 31, 2013, change in net unrealized gain (loss) of $220 thousand, for the three month period ended March 31, 2013 relate to non-Agency RMBS.
The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of March 31, 2014 and December 31, 2013:
March 31, 2014:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$23,910	Market quotes	Non Binding Indicative Price	$52.48	$102.00	$78.45
Non-Agency RMBS	8,135	Discounted Cash Flows	Yield	6.8%	17.9%	13.1%
			Projected Collateral Prepayments	11.8%	53.3%	38.0%
			Projected Collateral Losses	3.8%	26.7%	13.3%
			Projected Collateral Recoveries	5.6%	24.8%	13.8%
			Projected Collateral Scheduled Amortization	13.2%	55.0%	34.9%
						100.0%
Agency RMBS–Interest Only Securities	11,951	Market quotes	Non Binding Indicative Price	$4.98	$22.89	$15.76
Agency RMBS–Interest Only Securities	3,973	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	633	883	710
			Projected Collateral Prepayments	59.8%	76.0%	69.1%
			Projected Collateral Scheduled Amortization	24.0%	40.2%	30.9%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.

December 31, 2013:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$27,422	Market quotes	Non Binding Indicative Price	$20.00	$100.25	$75.39
Non-Agency RMBS	3,259	Discounted Cash Flows	Yield	6.0%	17.0%	11.9%
			Projected Collateral Prepayments	12.2%	58.1%	33.9%
			Projected Collateral Losses	6.4%	26.5%	11.8%
			Projected Collateral Recoveries	4.6%	12.8%	8.8%
			Projected Collateral Scheduled Amortization	29.9%	54.9%	45.5%
						100.0%
Agency RMBS–Interest Only Securities	12,368	Market quotes	Non Binding Indicative Price	$4.99	$22.47	$14.92
Agency RMBS–Interest Only Securities	1,159	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	436	436	436
			Projected Collateral Prepayments	57.8%	57.8%	57.8%
			Projected Collateral Scheduled Amortization	42.2%	42.2%	42.2%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.
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

The following table details fair value of the Company's holdings of financial derivatives as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$—	$1
TBA securities sale contracts	898	2,262
Fixed payer interest rate swaps	17,219	32,700
Total financial derivatives–assets, at fair value:	$18,117	$34,963
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	$(4)	$—
TBA securities sale contracts	(170)	(28)
Fixed payer interest rate swaps	(1,123)	(956)
Swaptions	(723)	(85)
Total financial derivatives–liabilities, at fair value:	$(2,020)	$(1,069)
Total	$16,097	$33,894
Interest Rate Swaps
The following tables provide information about the Company's interest rate swaps as of March 31, 2014 and December 31, 2013:
March 31, 2014:

			Weighted Average
Remaining Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2016	$48,000	$(101)	0.80%	0.24%	2.52
2017	113,750	(403)	1.20	0.23	3.34
2018	81,500	1,685	0.89	0.24	4.12
2020	70,500	2,499	1.44	0.24	6.13
2023	210,600	9,087	2.13	0.24	9.15
2024	22,500	(105)	2.88	0.23	9.98
2043	59,600	3,684	3.17	0.23	29.19
2044	8,000	(250)	3.69	0.23	29.97
Total	$614,450	$16,096	1.76%	0.24%	8.79
December 31, 2013:

			Weighted Average
Remaining Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2016	$48,000	$(171)	0.80%	0.24%	2.77
2017	124,000	(517)	1.19	0.24	3.61
2018	156,500	2,784	1.19	0.24	4.63
2020	137,100	6,444	1.49	0.24	6.06
2023	218,000	14,599	2.16	0.24	9.41
2043	64,750	8,605	3.18	0.24	29.44
Total	$748,350	$31,744	1.67%	0.24%	8.14

Interest Rate Swaptions
The following tables provide information about the Company's swaptions as of March 31, 2014 and December 31, 2013.
March 31, 2014:

Option			Underlying Swap
Type	Fair Value	Months to Expiration	Notional Amount	Term (Years)	Fixed Rate
($ in thousands)
Fixed Payer	$(535)	5.9	$22,000	10	3.31%
Straddle	$(188)	6.9	$8,000	10	3.08%
December 31, 2013:

Option			Underlying Swap
Type	Fair Value	Months to Expiration	Notional Amount	Term (Years)	Fixed Rate
($ in thousands)
Fixed Payer	$(59)	8.9	$22,000	10	3.31%
Straddle	$(26)	9.9	$8,000	10	3.08%
TBAs
As of March 31, 2014 and December 31, 2013, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	March 31, 2014				December 31, 2013
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$—	$—	$—	$—	$1,600	$1,725	$1,726	$1
Liabilities	8,450	8,162	8,158	(4)	—	—	—	—
Sale contracts:
Assets	(275,308)	(289,532)	(288,634)	898	(363,078)	(375,524)	(373,262)	2,262
Liabilities	(154,669)	(161,989)	(162,159)	(170)	(16,400)	(17,518)	(17,546)	(28)
Total TBA securities, net	$(421,527)	$(443,359)	$(442,635)	$724	$(377,878)	$(391,317)	$(389,082)	$2,235

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in Financial derivatives-assets at fair value and Financial derivatives-liabilities at fair value on the Consolidated Balance Sheet.

The Company primarily uses TBAs to hedge interest rate risk, but from time to time it also holds net long positions in certain TBA securities as a means of acquiring exposure to Agency RMBS.

Gains and losses on the Company's financial derivatives for the three month period ended March 31, 2014 are summarized in the tables below:

	Year Ended March 31, 2014
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Fixed payer interest rate swaps	$(795)	$3,431	$2,636	$(1,583)	$(14,064)	$(15,647)
Swaptions		—	—		(638)	(638)
TBAs		(6,065)	(6,065)		(1,511)	(1,511)
Futures		20	20		—	—
Total	$(795)	$(2,614)	$(3,409)	$(1,583)	$(16,213)	$(17,796)
The Company did not have any derivatives outstanding during the three month period ended March 31, 2013.
6. Borrowings under Repurchase Agreements
The Company pledges certain real estate securities as collateral under repurchase agreements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Repurchase agreements involve the sale to a counterparty and a simultaneous agreement to repurchase the transferred assets or similar assets from such counterparty at a future date. Repurchase agreements entered into by the Company are accounted for as collateralized borrowings and require the repurchase of the transferred securities at the end of each agreement's term, which is typically 30 to 180 days. The carrying amount of the Company's repurchase agreements approximates fair value as the debt is short-term in nature. The Company maintains the beneficial interest in the specific securities pledged during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase agreement at which time the Company may enter into a new repurchase agreement at prevailing market rates with the same counterparty or repay that counterparty and possibly negotiate financing terms with a different counterparty. In response to declines in fair value of pledged securities due to changes in market conditions and/or declines in security paydown factors, counterparties to repurchase agreements will typically make margin calls, whereby the Company will be required to post additional securities as collateral or establish cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements. Under the terms of the Company's master repurchase agreements, or "MRAs," the counterparties may, in certain cases, sell, or re-hypothecate the pledged collateral.
The Company seeks to have repurchase agreements with several different counterparties at any given time in order to reduce the exposure to any single counterparty. As of both March 31, 2014 and December 31, 2013, the Company had outstanding borrowings under repurchase agreements with nine counterparties.

The following table details the Company's outstanding borrowings under repurchase agreements as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$355,198	0.36%	11	$338,700	0.35%	14
31-60 days	369,220	0.35	43	531,799	0.39	46
61-90 days	414,722	0.32	74	326,386	0.38	72
91-120 days	2,940	0.39	108	109,476	0.45	100
121-150 days	47,945	0.39	134	3,986	0.56	136
151-180 days	91,445	0.38	164	—	—	—
Total	$1,281,470	0.35%	56	$1,310,347	0.38%	49
Repurchase agreements involving underlying investments that we sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included are any repurchase agreements that we may have entered into prior to period end for which delivery of the borrowed funds is not scheduled until after period end.
As of March 31, 2014 and December 31, 2013, the fair value of Agency RMBS pledged as collateral under outstanding borrowings under repurchase agreements was $1.3 billion and $1.4 billion, respectively. Collateral pledged under outstanding borrowings as of March 31, 2014 include Agency RMBS in the amount of $96.2 million that were sold prior to period end but for which such sale had not yet settled. Collateral pledged under outstanding borrowings as of December 31, 2013 include Agency RMBS in the amount of $76.1 million that were sold prior to period end but for which such sale had not yet settled.
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
The following tables present information about certain assets and liabilities representing financial instruments as of March 31, 2014 and December 31, 2013. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
March 31, 2014:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$18,117	$(942)	$—	$(10,754)	$6,421
Liabilities:
Financial derivatives–liabilities	(2,020)	942	—	1,051	(27)
Repurchase Agreements	(1,281,470)	—	1,278,788	2,682	—

(1)	In the Company's Consolidated Balance Sheet, all balances associated with the repurchase agreements and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, we have reduced the amount of financial instruments pledged as collateral related to our repurchase agreements and cash collateral pledged on our financial derivative assets and liabilities. Total financial instruments pledged as collateral on our repurchase agreements as of March 31, 2014 were $1.34 billion. As of March 31, 2014 total cash collateral on financial derivative assets and liabilities excludes $2.5 million and $3.1 million, respectively of net excess cash collateral.

(3)
When collateral is pledged to or pledged by a counterparty, it is often pledged or posted with respect to all positions with such counterparty, and in such cases such collateral cannot be specifically identified as relating to a specific asset or liability. As a result, in preparing the above table, the Company has made assumptions in allocating pledged or posted collateral among the various rows.

December 31, 2013:

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

(2)
For the purpose of this presentation, for each row the total amount of financial instruments pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore we have reduced the amount of financial instruments pledged as collateral related to our repurchase agreements and cash collateral pledged on our financial derivative assets and liabilities. Total financial instruments pledged as collateral on our repurchase agreements as of December 31, 2013 were $1.36 billion. As of December 31, 2013 total cash collateral on financial derivative assets and liabilities excludes $0.3 million and $3.1 million, respectively of net excess cash collateral.

(3)
When collateral is pledged to or pledged by a counterparty, it is often pledged or posted with respect to all positions with such counterparty, and in such cases such collateral cannot be specifically identified as relating to a specific asset or liability. As a result, in preparing the above table, the Company has made assumptions in allocating pledged or posted collateral among the various rows.

8. Management Fees
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For the three month periods ended March 31, 2014 and 2013, total management fee incurred was approximately $0.6 million and $0.1 million, respectively.
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
9. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of dilutive instruments, such as share options and warrants, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of March 31, 2014 and 2013, the Company did not have any dilutive instruments outstanding.

The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three month periods ended March 31, 2014 and 2013:

(In thousands except share amounts)	Three Month Period Ended March 31, 2014	Three Month Period Ended March 31, 2013
Numerator:
Net income	$2,761	$1,129
Denominator:
Basic weighted average shares outstanding	9,139,842	1,633,378
Basic Earnings Per Share	$0.30	$0.69
10. Related Party Transactions
Management Agreement
The Company has entered into a management agreement with the Manager, which provides for an initial term through September 24, 2017, and which will be renewed automatically each year thereafter for an additional one-year period, subject to certain termination rights. The Company is externally managed and advised by the Manager. Pursuant to the terms of the Management Agreement, effective September 24, 2012, the Manager provides the Company with its management team, including its officers and appropriate support personnel. The Company does not have any employees. The Manager is responsible for the day-to-day operations of the Company.
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
For the three month period ended March 31, 2014, the Company reimbursed the Manager $0.5 million for previously incurred operating and compensation expenses. For the three month period ended March 31, 2013, the Company reimbursed the Manager $0.3 million for previously incurred operating and compensation expenses.

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
11. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of both March 31, 2014 and December 31, 2013, there were 9,139,842 common shares outstanding, respectively. No preferred shares have been issued.
The below table details cash dividends declared by the Board of Trustees during the three month period ended March 31, 2014:

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.55	$5,027	March 12, 2014	March 31, 2014	April 28, 2014
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
12. Commitments and Contingencies
From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant contingencies at March 31, 2014.

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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; our use and dependence on leverage; the impact of Fannie Mae and Freddie Mac being placed into conservatorship and related events, including the lack of certainty as to the future roles and structures of these entities and changes to legislation and regulations affecting these entities; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities we own and intend to acquire; changes in rates of default and/or recovery rates on our non-agency assets; our ability to borrow to finance our assets and the costs of such borrowings; changes in government regulations affecting our business; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act"); and risks associated with investing in real estate related assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

We use leverage in our Agency RMBS strategy and, while we have not done so to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of March 31, 2014, we had outstanding borrowings under repurchase agreements in the amount of $1.3 billion.
We made an election to be taxed as a corporation effective as of May 1, 2013 and beginning with our short taxable year May 1, 2013 through December 31, 2013, we intend to elect to be taxed as a REIT for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our shareholders as long as we maintain our intended qualification as a REIT. We intend to conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act of 1940, as amended.
As of March 31, 2014, our book value was $18.05, as compared to $18.29 as of December 31, 2013.
Trends and Recent Market Developments
Key trends and recent market developments for the mortgage-backed security, or "MBS," market include the following:

•
Federal Reserve and Monetary Policy—In January 2014, as it had previously announced, the U.S. Federal Reserve, or the "Federal Reserve," began reducing or "tapering" the pace of its asset purchases under its accommodative monetary policies. Thus far, taper announcements by the Federal Reserve have been in increments of $10 billion, with the monthly asset purchasing pace now standing at $45 billion per month, down from a pace of $85 billion per month in late 2013;

•
Housing and Mortgage Market Statistics—Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for January 2014 showed that, consistent with recent months, the pace of home price appreciation has slowed; meanwhile the Freddie Mac survey 30-year mortgage rate ended the first quarter at 4.40%, down slightly from 4.48% at December 31, 2013;

•
Prepayment Rate Trends—Through the first quarter of 2014, prepayment rates continue to be muted; moreover, in the past six months the level of refinancing activity has diverged below recent trend lines in relation to mortgage rates;

•
Government Sponsored Enterprise, or "GSE," Developments—While several proposals have been put forth, no definitive legislation has yet been enacted to replace or eliminate the GSEs or materially revise their current roles in the U.S. mortgage market. GSE reform regained momentum in March 2014 following the release of the Johnson-Crapo bill, which would wind down Fannie Mae and Freddie Mac and replace them with a new agency that would guarantee RMBS only to the extent that the first 10% of losses were borne by private capital;

•
Bank Regulatory Capital—Recent proposed changes will increase regulatory capital requirements for the largest, most systemically significant U.S. banks and their holdings companies; this could potentially alter these institutions' appetite for various risk-taking activities, and could ultimately affect the terms and availability of our repurchase agreement, or "repo," financing; and

•
Portfolio Overview, Liquidity, and Valuations—During the first quarter of 2014, Agency RMBS rallied, recovering much of their fourth quarter 2013 losses, while non-Agency MBS also continued to rally as investor appetite for yield and underlying strength in housing market data continued to provide support to valuations.

Federal Reserve and Monetary Policy
In each of December 2013, January 2014, March 2014, and April 2014, the Federal Reserve announced reductions in its purchases of Agency RMBS and U.S. Treasury securities under its monthly asset purchase program. Prior to these "taper" announcements, and since September 2012, the Federal Reserve had been purchasing long-dated U.S. Treasury securities and Agency RMBS assets at the pace of $85 billion per month, comprised of $45 billion of U.S. Treasury securities and $40 billion of Agency RMBS. Based on the four announcements, the combined monthly reduction in asset purchases amounts to $40 billion, split evenly between Agency RMBS and U.S. Treasury securities. The Federal Reserve continues to reinvest principal payments from these holdings into additional asset purchases. The decision to reduce the pace of monthly purchases to $45 billion was made by the Federal Reserve in light of its view that the broader economy has strengthened considerably. To the extent that labor market conditions continue to improve and inflation remains near desired levels, the Federal Reserve has noted that it will likely continue to reduce the pace of asset purchases in further measured steps at future meetings. Notwithstanding the improvements in the economy, the Federal Reserve continues to express concern that inflation persistently below its 2% objective could pose risks to economic performance.
In its April 2014 statement, in addition to announcing its intention to further reduce its monthly asset purchases, the Federal Open Market Committee, or "FOMC," reiterated its intention to maintain the target range for the federal funds rate at

0% to 0.25%. The FOMC is the monetary policymaking body of the Federal Reserve System. The FOMC also indicated that it continues to anticipate, based on its assessment of labor market conditions (including not only the unemployment rate, but also the labor force participation rate and other metrics), inflationary pressures and expectations, and other factors, that it will likely maintain the current target range for the federal funds rate for a considerable time after the asset purchase program ends.
The asset purchase program and the maintenance of a low federal funds rate, among various other measures, were put into place by the Federal Reserve in response to the elevated level of U.S. unemployment and the slow pace of the economic recovery in the aftermath of the 2008 financial crisis. The stated goal of the Federal Reserve's actions, in implementing these policies, has been to maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative.
Since the Federal Reserve's initial taper announcement in December 2013, long-term interest rates have declined. As of March 31, 2014, the 10-year U.S. Treasury yield was 2.72% as compared to 3.03% as of December 31, 2013. Prices of Agency RMBS have also rallied. For example, the price of TBA 30-year Fannie Mae 3.5s, a widely traded Agency RMBS, rose to 101.66 as of March 31, 2014, up from 99.34 as of December 31, 2013.
Notwithstanding the recent decline in interest rates and the greater clarity around Federal Reserve asset purchasing activities, we believe that there remains substantial risk that interest rates could begin to rise again. This reinforces the importance of our ability, subject to our qualifying and maintaining our qualification as a REIT, to hedge interest rate risk in both our Agency RMBS and non-Agency MBS portfolios using a variety of tools, including TBAs, interest rate swaps, and various other instruments.
Housing and Mortgage Market Statistics
The following table demonstrates the decline in residential mortgage delinquencies and foreclosure inventory on a national level, as reported by CoreLogic in its March 2014 National Foreclosure Report:

	As of
Number of Units (In thousands)	March 2014	March 2013
Seriously Delinquent Mortgages(1)	1,857	2,424
Foreclosure Inventory	720	1,145

(1)	Seriously Delinquent Mortgages are ninety days and over in delinquency and include foreclosures and real estate owned, or "REO," property.
As the above table indicates, both the number of seriously delinquent mortgages and the number of homes in foreclosure have declined significantly over the past year. This decline supports the thesis that as homeowners have re-established equity in their homes through recovering real estate prices, they have become less likely to become delinquent and default on their mortgages.
Another interesting development can be seen in monthly housing starts, as shown in the following table:

(In thousands)	March 2014	February 2014	March 2013
New Privately-Owned Housing Units Started	946	920	1,005
Source: U.S. Census Bureau
In March 2014, U.S. housing starts rose 2.8% as compared to February 2014, to a seasonally adjusted annual rate of 946,000. This rise was below market expectations, even after adjusting for the severe weather in the Northeast and Midwest, and potentially points to an underlying weakness in the housing market that could persist despite improving weather. On a year-over-year basis, housing starts declined 5.9% from March 2013, the biggest year-over-year decline since April 2011. Rising mortgage rates and continuing tight mortgage loan underwriting standards are likely part of the cause of this weakness. So even though home prices have recovered meaningfully over the last few years, this recovery has not translated into growth in housing starts. This suggests that the recovery in home prices may have been driven more by the active purchase of foreclosure inventory by institutional investors, as opposed to by an increase in demand for traditional owner-occupied single-family housing. Along with the unusually cold winter weighing on home building, shortages of building lots and skilled labor as well as rising prices for materials may have also played a part in the decline in housing starts over the past year.
Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for January 2014 showed that, on average, home prices had increased from January 2013 by 13.5% for its 10-City Composite and by 13.2% for its 20-City Composite. Recently, the home price indices have flattened out, suggesting that the pace of home price appreciation in 2013 will likely not be repeated in 2014. Compared to December 2013, the 10-City Composite remained relatively unchanged, while the 20-City Composite declined 0.1%. According to the report, home prices remain below the peak levels of 2006, but, on average, are back to their late-2004 levels for both the 10- and 20-City Composites. Finally, as indicated in the table above, as of March 2014, the national inventory of foreclosed homes fell to 720,000 units, a 37% decline when compared to March 2013; this represented the twenty-ninth consecutive month with a year-over-year decline and the lowest level since November 2008. As a result, there are much fewer unsold foreclosed homes overhanging the housing market than there were a year ago. We believe that near-term home price trends are more likely to be driven by fundamental factors such as economic growth, mortgage rates, and affordability, rather than by technical factors such as shadow inventory. Shadow inventory represents the number of properties that are seriously delinquent, in foreclosure, or held as REO by mortgage servicers, but not currently listed on multiple listing services.
On May 2, 2014, the U.S. Bureau of Labor Statistics, or "BLS," reported that, as of April 2014 the U.S. unemployment rate fell to 6.3%. Another, perhaps more relevant, measure of labor market conditions is employment growth, which has also been relatively robust in recent months. The BLS also reported that non-farm payrolls rose by 288 thousand during April, a level that is considered reflective of improving labor market conditions. While it is difficult to quantify the relationship between employment data and the housing and mortgage markets, we believe that current levels of unemployment do not represent a significant impediment to a continuing housing recovery.
The continued recovery of the housing market, while supported by still-historically-low mortgage rates and the momentum of improving home prices, faces a number of potential headwinds. These include volatility in interest rates, the sluggish rate of growth in housing starts and new loan origination, and the uneven pace of the recovery of the U.S. economy.
Prepayment Rate Trends
The relatively muted level of prepayment activity as interest rates broadly declined in recent years has in large part been the result of: (i) home price declines during the financial crisis, which has left many borrowers with minimal or negative home equity; (ii) more restrictive underwriting guidelines, even for refinancings; (iii) increased origination costs, especially related to underwriting and compliance; and (iv) increases in Agency guarantee fees, or "g-fees." These factors have resulted in substantial variations in prepayment rates between Agency pools as a function of loan-to-value ratio, loan balance, credit score, geography, property type, loan purpose, and other factors. In recognition of the importance of these underlying characteristics on prepayment behavior, the MBS market continues to promote the creation of "specified" Agency pools that emphasize or de-emphasize many of these characteristics (such as pools where the principal balance of every underlying mortgage loan is below $85,000). The Making Homes Affordable, or "MHA," refinancing program, which was initiated in response to the housing market crisis, has facilitated the origination of many of these kinds of specified Agency pools. The extension of the MHA refinancing program into 2015 should sustain creation of such pools in the coming years. We expect that the ongoing origination of Agency pools with a wide variety of loan characteristics will continue to create opportunities for us to exploit the resulting differences in prepayments.
The Freddie Mac survey 30-year fixed mortgage rate ended the first quarter at 4.40%, an 8 basis point decline since year-end. The Refinance Index published by the Mortgage Bankers Association, or "MBA," rose approximately 5.8% over the first quarter on a seasonally adjusted basis, and similarly the MBA's Market Composite Index, a measure of mortgage application volume, rose 6% over the first quarter on a seasonally adjusted basis. These increases reversed the 2013 trend whereby both indices declined sharply. Still, the MBS market had anticipated a somewhat higher level of refinancing activity given the absolute low level of mortgage rates.

The table below illustrates the relationship between the Freddie Mac survey 30-year fixed mortgage rate and the MBA Refinance Index since September 2012. Generally speaking, over the period September 2012 through September 2013, mortgage rates and the level of refinancing activity were nearly linearly correlated. However, following September 2013 and through March 2014, there has been a decoupling of these two time series. As the figure below shows, by March 2014 the MBA Refinance Index was meaningfully lower than one might have expected given the nearly linear relationship that had existed between the two indices from September 2012 and September 2013. One possible explanation for this divergence is that because mortgage rates were so low for so long before finally increasing in 2013, many borrowers may now believe that they have missed the opportunity to refinance. It is a central question in the Agency RMBS market whether these subdued refinancing speeds will continue to persist, and if so, for how long.

6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
MBA Refinance Index
(Application Volume)
3.0%
3.2%
3.4%
3.6%
3.8%
4.0%
4.2%
4.4%
4.6%
4.8%
Freddie Mac Survey
30-Year Fixed Mortgage Rate (Inverted)
09/2012
10/2012
11/2012
12/2012
01/2013
02/2013
03/2013
04/2013
05/2013
06/2013
07/2013
08/2013
09/2013
10/2013
11/2013
12/2013
01/2014
02/2014
03/2014
MBA Refinance Index
Freddie Mac Survey 30-Year Fixed Mortgage Rate

GSE Developments
On December 10, 2013, the U.S. Senate confirmed Mel Watt's nomination as the next Director of the Federal Housing Finance Agency, or "FHFA," and he took office on January 6, 2014. The first impact of his appointment came in late December, when it was announced that he intended to delay and re-evaluate the implementation of departing FHFA Director Ed DeMarco's initiative to raise g-fees on new Fannie Mae and Freddie Mac business. G-fees are the fees charged by the GSEs to include mortgage loans in Agency pools, and thereby insure the mortgage loan against loss. Since these fees are passed on to borrowers whose loans are originated for inclusion in Agency pools, increased g-fees have the effect of reducing housing affordability for GSE borrowers, but potentially makes it more attractive for private lenders to replace the GSEs. The g-fee announcement hurt performance of near-the-money Agency coupons, such as 4.5% and 5.0% pools, as muted expectations of g-fee increases are suggestive of potentially faster prepayment speeds. Director Watt's confirmation has created a number of additional policy concerns in the Agency RMBS market, as he is perceived as likely to pursue policy agendas that will make the expansion of housing affordability a priority, potentially at the expense of Agency RMBS investors. For example, Watt is expected to seriously consider establishing some principal forgiveness programs for GSE-guaranteed loans; his predecessor, Ed DeMarco, was unwaveringly against principal forgiveness. If implemented, such principal forgiveness programs would likely start out by targeting the most at-risk borrowers, reducing default risk on high loan-to-value pools and pools concentrated in the most distressed geographies. In another departure from his predecessor, Watt is less likely to implement the loan-limit reductions for the GSEs that were proposed for comment by DeMarco in late 2013. Watt is also more likely to reduce loan-level price adjustments, or "LLPAs," and loosen other underwriting standards. Currently the GSEs apply various LLPAs to justify the cost of guaranteeing riskier loans. Lower LLPAs would make it easier for less creditworthy borrowers to obtain loans, whether for home purchases or for refinancings, thus helping promote Watt's likely agenda of assisting less creditworthy borrowers. The combination of the potential for increased prepayment speeds resulting from these potential policy changes, and a lack of clarity on specifically how FHFA policies might change, has cast uncertainty over the Agency RMBS markets.

To date, no definitive legislation has been enacted with respect to a possible unwinding of the GSEs or a material reduction in their roles in the U.S. mortgage market. There have been several proposals offered by members of Congress, including the Corker-Warner bill which was introduced in June 2013, and the Johnson-Crapo bill, which was introduced in March 2014 and may come to a vote in the Senate's Committee on Banking, Housing and Urban Affairs later this year.
The Johnson-Crapo bill would create a new regulator, the Federal Mortgage Insurance Corp., or "FMIC." The FMIC's backing for MBS would come in the form of a Mortgage Insurance Fund, which would be designed to protect investors' losses beyond a 10% first-loss position held by private investors. Private firms would be permitted to buy mortgages and pool them into MBS guaranteed by the FMIC only after putting up 10% in first-loss capital. Meanwhile, a new small lender mutual cooperative would aim to provide smaller lenders with access to the secondary mortgage market through a cash window and securitization services. The FMIC would supervise private-sector participants in the mortgage sector and provide additional means of support to the mortgage market during economic downturns. The FMIC would also be responsible for establishing securitization standards and underwriting requirements for any loans that are included in securities guaranteed by the FMIC.
Further, the Johnson-Crapo bill details how regulators would wind-down Fannie Mae and Freddie Mac and begin the transition to the new housing finance system. The plan provides for the process to take place over a five year period, at the end of which the FMIC would be required to have met several benchmarks, including establishing a new securitization platform and approving a “sufficient number” of guarantors, aggregators, private mortgage insurers and multifamily guarantors.
Passage of any GSE reform bill before the upcoming mid-term elections in November will be challenging. Ultimately, we believe that a reduced role for (or elimination of) the GSEs would present many opportunities for us and other private capital to fill the resulting void.
Bank Regulatory Capital Changes
Upcoming changes in banking regulations could impact MBS and asset-backed security, or "ABS," pricing, as well as the availability and cost of financing of MBS and ABS assets. The Federal Reserve's current implementation of the Basel III rules on bank Supplementary Leverage Ratios, or "SLRs," will significantly curtail the extent to which banks will be permitted to net certain repo and reverse repo agreements against each other when calculating their capital requirements. In addition, rules recently adopted by the Federal Reserve, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency will require the largest U.S. bank holding companies to hold capital equal to 5% of total assets, thus going beyond the 3% minimum set by Basel III. As a consequence, in an effort to maximize return on equity, banks may be incentivized to reduce their repo financing operations, especially for lower-profit-margin financings such as those involving U.S. Treasury securities and Agency RMBS. In addition, full implementation of Basel III regulations, in particular the carve-out rules related to accumulated other comprehensive income, or "AOCI," are likely to reduce bank demand for assets with higher duration, and as a result could hurt the liquidity of the tradable MBS market. Under the AOCI carve-out rules, banks with more than $250 billion in assets will be required to include mark-to-market gains and losses on available-for-sale, or "AFS," securities when calculating their Tier 1 capital. This incentivizes banks to classify Agency RMBS as held-to-maturity, or "HTM," and other illiquid assets, effectively locking more bank-held Agency RMBS out of the tradable market, and thus reducing market liquidity. In addition, banks will likely want to reduce the risk of their AFS securities holdings, which will incentivize them to hold lower duration assets such as 15-year Agency RMBS. While our access to repo financing has not been adversely affected to date, it is still possible that certain of our lending institutions could, in the future, decide to curtail their repo lending activities in response to these developments, particularly in connection with repo financing on Agency RMBS. However, it is also possible that these changes will create opportunities for smaller banks and/or non-bank lenders to enter the repo financing market, and in fact we continue to see smaller broker-dealers becoming more active in the Agency pool repo financing market.
Portfolio Overview, Liquidity and Valuations
Agency RMBS rallied in the first quarter, thereby reversing the negative trend of the second half of 2013. Our Agency RMBS are principally comprised of "specified pools." Specified pools are fixed rate Agency pools with special prepayment characteristics, such as pools comprised of low loan balance mortgages, pools comprised of mortgages backed by investor properties, pools containing mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and pools containing mortgages with various other prepayment characteristics. Specified pools, which were particularly hard hit in 2013 as interest rates rose, and the perceived value of their prepayment protection declined, kept pace with the bond market rally in the first quarter of 2014. Despite the drop in interest rates, our Agency interest only securities also performed well during the quarter, as prepayments remained subdued.
As discussed above in "—Federal Reserve and Monetary Policy," the Federal Reserve has continued to taper its monthly bond purchases on a steady and measured pace, and it is expected that by late 2014 the Federal Reserve's net monthly purchases of Agency RMBS will come to an end. During the first quarter, the modest reduction in the purchase activity of the Federal Reserve was easily absorbed by other market participants. Many of these market participants, such as insurance companies and pension funds, had pulled back from the Agency RMBS market in 2013, but have since re-entered the market. The reduction in asset purchases by the Federal Reserve, coupled with the potential for an increase in new mortgage production in response to the recent drop in interest rates, is likely to cause the market dominance of the Federal Reserve to wane in the coming months.
During the first quarter, our Agency purchasing activity was mainly focused on higher coupon specified pools. While pay-ups (price premiums for specified pools relative to their generic pool "TBA" counterparts) increased during the first quarter, they are still well below their previous highs. Despite current low prepayment levels, we believe that certain sectors of the Agency pool market are still susceptible to prepayments, thereby making it attractive to buy pools with prepayment protection in those sectors. We are also finding attractive opportunities in seasoned specified pools, which have shorter remaining weighted average maturities relative to TBAs, and therefore their related financing costs can be hedged with a shorter, lower cost basket of interest rate hedges. Given the current steepness of the yield curve, even relatively small amounts of seasoning can translate into significantly lower hedging costs. During the first quarter, we also increased our holdings of pools backed by reverse mortgages, a sector we believe remains undervalued. Finally, the Company also increased its holdings of Agency interest only securities during the first quarter.
Over the course of the first quarter and consistent with our strategy, we continued to hedge against the risk of rising interest rates, primarily with interest rate swaps and TBAs. As long-term interest rates declined during the quarter, our interest rate hedges generated net losses, thereby reducing the impact of increasing asset prices. While some degree of market uncertainty has been reduced now that the Federal Reserve has actually begun to taper its monthly asset purchases, the risk of higher volatility in the Agency RMBS market remains. This reinforces the importance of our ability to hedge our risks using a variety of tools, including TBAs. Active trading of assets and management of hedges has, and continues to be, a key element of our Agency RMBS strategy.
Non-Agency RMBS rallied in the first quarter, benefiting from the market perception of less uncertainty around future actions of the Federal Reserve with respect to its asset purchase program. Non-Agency RMBS assets also continued to benefit from the ongoing recovery in the U.S. housing market. While national home prices have taken a pause recently from the steady increases seen since early 2012, the number of mortgage delinquencies and the size of foreclosure inventory continued to decline in the early months of 2014. Meanwhile investor appetite for fixed income assets, especially higher yielding assets, has increased; bond funds experienced net inflows in the first quarter of 2014, in contrast to the outflows they experienced in the latter half of 2013. During the first quarter, we turned over approximately 17% of our non-Agency RMBS portfolio, as measured by sales and excluding principal paydowns. Proceeds from assets sold were reinvested into other assets we believed to be attractive. In our view, certain non-Agency MBS sectors may now have limited remaining upside potential, and as credit yield spreads have tightened, careful asset selection has become increasingly important.
Notwithstanding the significant volatility in the fixed income markets in 2013 and the pending changes to regulatory capital requirements for banks, discussed above in "—Bank Regulatory Capital Changes," repo financing has remained readily available. In fact, dealers have actually increased their appetite for providing repo for Agency specified pools. As a result of this increased competition, our weighted average borrowing rate declined 3 basis points over the course of the quarter to 0.35% as of March 31, 2014. To date, our borrowings have consisted solely of repos collateralized by Agency RMBS. Our average haircuts on our repo borrowings have also modestly declined. We have found increased repo lending appetite from both larger and smaller dealers with competitive terms. As of March 31, 2014, our outstanding repos were with nine different counterparties.
Outlook
As discussed above in "—Trends and Recent Market Developments," Agency RMBS performed well during the first quarter. After nearly six months of anticipation about the logistics and consequences of an eventual Federal Reserve taper of its asset purchases, the fallout from the actual taper ended up being quite modest. Over the course of the first quarter, Agency RMBS prices relative to interest rate swaps were supported by three important forces:

1.
Interest rate volatility dropped during the quarter, both on an actual basis (interest rates were relatively range-bound) and on an implied basis (as measured by option prices); most Agency RMBS, with their high coupons, risk of extension in rising interest rate environments, and risk of prepayment in declining interest rate environments, benefit from lower volatility;

2.	Prepayments were very low, supporting performance and valuations of premium RMBS;

3.	Given the still-low absolute levels of mortgage rates, net new origination of Agency mortgages was surprisingly low, thus reducing supply pressures.
In the near term, we believe that the combined effects of continued Federal Reserve tapering and a seasonal rise in mortgage production may put pressure on valuations of Agency RMBS. We also think it is unlikely that interest rate volatility will remain as subdued as it was in the quarter. While both of these factors may weigh on the performance of Agency RMBS relative to U.S. Treasury securities, we believe that each of these factors should weigh more heavily on TBAs as compared to specified pools, so they should actually support specified pool pay-ups. As the Federal Reserve continues to taper its Agency RMBS purchases, which are concentrated in purchases of TBAs, specified pools should outperform TBAs. Additionally, an increase in volatility should support specified pools relative to TBAs, as specified pool cash flows are somewhat less sensitive to changes in interest rates.
We expect that we will continue to find opportunities to acquire specified pools at attractive prices. We continue to target pools that, taking into account their particular composition and based on our prepayment projections: (1) should generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) should have less prepayment sensitivity to government policy shocks, and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months when actual prepayment experience can be observed. We believe that our research team, our proprietary prepayment models, and our extensive databases remain essential tools in our implementation of this strategy. Notwithstanding the opportunities that volatility may create to buy and sell assets, the presence of volatility also underscores the importance of our flexibility in hedging our risks using a variety of tools, including TBAs, as we adapt to changing market conditions. We also believe that our active trading style, coupled with our ability to dynamically alter the mix of TBAs and interest rate derivatives that we use to hedge interest rate risk, is of great benefit to our Agency RMBS portfolio.
We also believe that as the Federal Reserve gradually reduces its dominance of the Agency RMBS market over time, we will be presented with a variety of additional opportunities.
While we believe that credit spreads may be vulnerable to possible increases in long-term interest rates, we remain generally positive in our outlook for non-Agency RMBS, both on fundamental and technical grounds. On the fundamental side, notwithstanding the early 2014 pause in monthly home price appreciation, we expect that home prices will continue to appreciate in 2014, although not at the double-digit pace of 2013. Since home prices continue to serve as one of the most important determinants of future cashflows in distressed non-Agency RMBS, we believe that future home price appreciation will continue to provide significant support for the price and credit performance of non-Agency RMBS. On the technical side, greater clarity around future actions of the Federal Reserve and investor appetite for yield should help fuel demand for non-Agency RMBS.
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
Valuation: We apply Accounting Standards Codification ("ASC") ASC 820-10, Fair Value Measurement and Disclosures ("ASC 820-10"), to our holdings of financial instruments. ASC 820-10 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Financial instruments include securities and financial derivatives. A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.
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
Income Taxes: Prior to May 1, 2013, we, as a business trust with more than one owner, were considered a partnership for U.S. federal income tax purposes. In general, partnerships are not subject to entity-level tax on their income, but the income of a partnership is taxable to its owners on a flow-through basis. Interest, dividend, and other income that we realize from non-U.S. sources and capital gains that we realize on the sale of securities of non-U.S. issuers may be subject to entity-level taxes, such as withholding and other taxes levied by the jurisdiction in which the income is sourced. We made an election to be taxed as a corporation effective as of May 1, 2013, and beginning with our short taxable year May 1, 2013 through December 31, 2013, we intend to elect to be taxed as a REIT for U.S. federal income tax purposes. We follow the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether our tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals of the litigation process, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In the normal course of business, we may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period, 2013 or 2012 (our open tax years). We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions; we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in the consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Financial Condition
Investment portfolio
The following tables summarize our investment portfolio as of March 31, 2014 and December 31, 2013:
March 31, 2014:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$144,422	$5,762	$150,184	$204	$(959)	$149,429	3.21%	2.52%	5.68
20-year fixed rate mortgages	10,347	633	10,980	—	(72)	10,908	4.00%	2.94%	7.30
30-year fixed rate mortgages	1,004,293	47,822	1,052,115	2,649	(14,752)	1,040,012	3.95%	3.35%	9.39
ARMs	46,804	3,065	49,869	174	(203)	49,840	4.82%	3.90%	6.01
Reverse mortgages	27,081	2,218	29,299	182	(10)	29,471	3.83%	2.82%	5.55
Interest only securities	n/a	n/a	13,232	2,761	(69)	15,924	4.24%	14.90%	4.25
Total Agency RMBS	1,232,947	59,500	1,305,679	5,970	(16,065)	1,295,584	3.93%	3.38%	8.31
Non-Agency RMBS	54,115	(23,706)	30,409	2,142	(506)	32,045	2.50%	9.74%	5.80
Total Real Estate Securities	$1,287,062	$35,794	$1,336,088	$8,112	$(16,571)	$1,327,629	3.87%	3.52%	8.21

December 31, 2013:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$179,906	$7,153	$187,059	$65	$(3,252)	$183,872	3.09%	2.52%	5.76
30-year fixed rate mortgages	1,029,629	41,565	1,071,194	490	(28,111)	1,043,573	3.79%	3.30%	9.80
Adjustable rate mortgages	43,525	2,647	46,172	46	(103)	46,115	4.72%	3.24%	3.79
Reverse mortgages	7,581	673	8,254	16	(2)	8,268	4.85%	2.90%	3.41
Interest only securities	n/a	n/a	10,718	2,841	(32)	13,527	3.97%	11.79%	5.02
Total Agency RMBS	1,260,641	52,038	1,323,397	3,458	(31,500)	1,295,355	3.75%	3.26%	8.67
Non-Agency RMBS	50,006	(21,327)	28,679	2,196	(194)	30,681	2.84%	9.12%	5.54
Total Real Estate Securities	$1,310,647	$30,711	$1,352,076	$5,654	$(31,694)	$1,326,036	3.72%	3.38%	8.56

(1)
Average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual lives of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

The vast majority of our capital is allocated to our Agency RMBS strategy, which we began implementing in April 2013 and which includes investments in Agency pools and Agency CMOs. Within this strategy, we generally target Agency RMBS pools that, taking into account their particular composition and based on our prepayment projections: (1) will generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) will have less prepayment sensitivity to government policy shocks and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months when actual prepayment experience can be observed. As of both March 31, 2014 and December 31, 2013, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of March 31, 2014 and December 31, 2013:

(In thousands)	March 31, 2014	December 31, 2013
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$—	$1
TBA securities sale contracts	898	2,262
Fixed payer interest rate swaps	17,219	32,700
Total financial derivatives–assets, at fair value:	18,117	$34,963
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(4)	—
TBA securities sale contracts	(170)	(28)
Fixed payer interest rate swaps	(1,123)	(956)
Swaptions	(723)	(85)
Total financial derivatives–liabilities, at fair value:	(2,020)	$(1,069)
Total	$16,097	$33,894
Our most prevalent method of financing RMBS is through short-term repurchase agreements, which generally have maturities of 180 days or less. The weighted average life of the RMBS we own is generally much longer. Consequently, the weighted average term of our repurchase agreement financings will almost always be substantially shorter than the expected average maturity of our RMBS. This mismatch in maturities, together with the uncertainty of RMBS prepayments, and other potential changes in timing and/or amount of cash flows on our RMBS assets, creates the risk that changes in interest rates will cause our financing costs with respect to our RMBS to increase relative to the income on our RMBS over the term of our investments.
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
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of March 31, 2014 and December 31, 2013. We had no other borrowings outstanding.

	March 31, 2014			December 31, 2013
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$355,198	0.36%	11	$338,700	0.35%	14
31-60 days	369,220	0.35	43	531,799	0.39	46
61-90 days	414,722	0.32	74	326,386	0.38	72
91-120 days	2,940	0.39	108	109,476	0.45	100
121-150 days	47,945	0.39	134	3,986	0.56	136
151-180 days	91,445	0.38	164	—	—	—
Total	$1,281,470	0.35%	56	$1,310,347	0.38%	49

We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of both March 31, 2014 and December 31, 2013, our borrowings consisted entirely of repurchase agreements collateralized by our Agency RMBS. Because our strategy is flexible, dynamic, and opportunistic, our overall leverage will vary over time. As of March 31, 2014 and December 31, 2013, our total debt-to-equity ratio was 7.77 to 1 and 7.84 to 1, respectively. Collateral pledged with respect to our outstanding repo borrowings as of March 31, 2014 and December 31, 2013 had an aggregate fair value of $1.3 billion and $1.4 billion, respectively, and was entirely comprised of Agency RMBS.
Shareholders' Equity
As of March 31, 2014, our shareholders' equity decreased to $165.0 million from $167.2 million as of December 31, 2013. This decrease principally consisted of a decrease from dividends declared of $5.0 million partially offset by an increase from net income of $2.8 million.
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
Results of Operations for the Three Month Periods Ended March 31, 2014 and 2013:
The following table summarizes our results of operations for the three month periods ended March 31, 2014 and 2013:

(In thousands except for per share amounts)	Three Month Period Ended March 31, 2014	Three Month Period Ended March 31, 2013
Net Interest income
Net interest income	$10,804	$283
Expenses
Management fees	592	119
Other operating expenses	802	78
Total expenses	1,394	197
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on real estate securities	14,556	1,043
Net realized and change in net unrealized gains (losses) on financial derivatives	(21,205)	—
Total Other Income (Loss)	(6,649)	1,043
Net Income	$2,761	$1,129
Net Income Per Common Share	$0.30	$0.69
Core Earnings
Core Earnings consists of net income (loss), excluding realized and unrealized gains and losses on real estate securities and financial derivatives, and, if applicable, items of income or loss that are of a non-recurring nature. Core Earnings includes net realized and unrealized gains and losses associated with payments and accruals of periodic payments on interest rate swaps. Core Earnings is a supplemental non-GAAP financial measure that we present as an additional measure of our operating performance. We believe Core Earnings provides information useful to investors because it is a metric utilized by management to assess our performance and to evaluate the effective net yield provided by our portfolio. Moreover, one of our objectives is to generate income from the net interest margin on our portfolio, and we use Core Earnings to help measure the extent to which we are achieving this objective. However, because Core Earnings is an incomplete measure of our financial results and differs from net income (loss) computed in accordance with GAAP, it should be considered as supplementary to, and not as a substitute for, our net income (loss) computed in accordance with GAAP.
The table below details the components of Core Earnings and reconciles Core Earnings for the three month periods ended March 31, 2014 and 2013 to the line, Net Income, on our Consolidated Statement of Operations, which we believe is the most directly comparable GAAP measure:

(In thousands except share amounts)	Three Month Period Ended March 31, 2014	Three Month Period Ended March 31, 2013
Net Income	$2,761	$1,129
Less:
Net realized gains (losses) on real estate securities	(3,025)	888
Net realized gains on financial derivatives, excluding periodic payments(1)	(2,614)	—
Change in net unrealized gains (losses) on real estate securities	17,581	155
Change in net unrealized gains (losses) on financial derivatives, excluding accrued periodic payments(2)	(16,213)	—
Subtotal	(4,271)	1,043
Core Earnings	$7,032	$86
Weighted Average Shares Outstanding	9,139,842	1,633,378
Core Earnings Per Share	$0.77	$0.05

(1)
For the three month period ended March 31, 2014, represents Net realized losses on financial derivatives of $(3,409) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(795). We did not hold any financial derivatives for the three month period ended March 31, 2013. See Note 5 in the notes to the consolidated financial statements.

(2)
For the three month period ended March 31, 2014, represents Net change in unrealized gains (losses) on financial derivatives of $(17,796) less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(1,583). We did not hold any financial derivatives for the three month period ended March 31, 2013. See Note 5 in the notes to the consolidated financial statements.

Net Income
We had net income for the three month period ended March 31, 2014 of $2.8 million, or $0.30 per share, and we had Core Earnings of $7.0 million, or $0.77 per share. For the three month period ended March 31, 2013, we had net income of $1.1 million, or $0.69 per share, and we had Core Earnings of $86 thousand, or $0.05 per share.
Interest Income
Our primary source of income is the interest earned on our real estate securities. We began purchasing Agency RMBS in April 2013. Our portfolio as of March 31, 2014 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS, and we earned approximately $12.0 million in interest income on these securities for the three month period ended March 31, 2014. For the three month period ended March 31, 2013 we had a small portfolio of non-Agency RMBS and we earned approximately $0.3 million in interest income. The increase in interest income period over period was due to our larger portfolio during the three month period ended March 31, 2014. For the three months ended March 31, 2014, the weighted average yield on our real estate securities was 3.48%. For the three months ended March 31, 2014, interest income includes $0.3 million related to the effects of a downward adjustment to premium amortization (accompanied by a corresponding $0.3 million downward adjustment to realized and unrealized gains), as higher interest rates have caused a decline in prepayments.
Interest Expense
For the three month period ended March 31, 2014, the vast majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. Our average outstanding borrowings for the three month period ended March 31, 2014 was $1.26 billion, resulting in an average cost of funds of 0.37%. The following table shows information related to our average cost of funds for the three month period ended March 31, 2014. We had no borrowings prior to the second quarter of 2013.

($ in thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
Three Month Period Ended March 31, 2014	$1,259,901	$1,148	0.37%	0.16%	0.33%

As an alternative measure of our cost of funds, we add to our average interest cost the net periodic amounts paid or payable by us on our interest rate swaps as a percentage of our average outstanding borrowings. Our net periodic expense paid or payable under our interest rate swaps was $2.4 million for the three month period ended March 31, 2014, or 0.77% of our average outstanding borrowings, thereby resulting in average cost of funds including interest rate swaps of 1.14%. This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Management Fees
For the three month periods ended March 31, 2014 and 2013, our management fee expense was approximately $0.6 million and $0.1 million, respectively, which is based on shareholders' equity at the end of each quarter, excluding any unrealized gains (losses) included in shareholders' equity. The increase in management fees for the three month period ended March 31, 2014 was primarily due to our larger capital base.
Other Operating Expenses
Other operating expenses include professional fees and various other expenses necessary to operate our business. Other operating expenses for the three month period ended March 31, 2014 were approximately $0.8 million, while for the three month period ended March 31, 2013, our other operating expenses were $0.1 million. Our expense ratio, which represents our management fees and other operating expenses as a percentage of our average shareholders' equity was 3.4% on an annualized basis for the three month period ended March 31, 2014, as compared to 2.5% for the three month period ended March 31, 2013. The increase in operating expenses period over period is due to the commensurate ramp-up in our operations following our May 2013 initial public offering.
Other Income (Loss)
Other income (loss) consisted of net realized and net change in unrealized gain (losses) on real estate securities and financial derivatives. For the three month period ended March 31, 2014, other loss was $6.6 million, and consisted of net realized and unrealized losses of $21.2 million on our financial derivatives, partially offset by net realized and unrealized gains of approximately $14.6 million on our real estate securities, primarily our Agency RMBS. Long-term interest rates declined during the first three months of 2014, causing our real estate securities to increase in value and our interest rate hedges to decline in value. Other income (loss) for the three month period ended March 31, 2013 was $1.0 million and consisted of net realized and unrealized gains on our non-Agency RMBS.
Liquidity and Capital Resources
Liquidity refers to our ability to meet our cash needs, including repaying our borrowings, funding and maintaining RMBS and other assets, paying dividends, and other general business needs. Our short-term (one year or less) and long-term liquidity requirements include acquisition costs for assets we acquire, payment of our management fee, compliance with margin requirements under our repurchase agreements, TBA and other financial derivative contracts, repayment of repurchase agreement borrowings to the extent we are unable or unwilling to extend our repurchase agreements, the payment of dividends, and payment of our general operating expenses. Our capital resources primarily include cash on hand, cash flow from our investments (including monthly principal and interest payments received on our RMBS and proceeds from the sale of real estate securities), borrowings under repurchase agreements, and proceeds from equity offerings. We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs.
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
As of both March 31, 2014 and December 31, 2013, we had $1.3 billion outstanding under our repurchase agreements. As of March 31, 2014, we had MRAs in place with twelve counterparties and our outstanding repurchase agreements were with nine counterparties.
Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table reflects counterparties for which the amounts at risk relating to the Company's repurchase agreements was greater than 5% of shareholders' equity as of March, 31, 2014 and December 31, 2013.

March 31, 2014:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
Deutsche Bank Securities	$14,705	54	8.9%
Bank of America Securities	$12,266	45	7.4%
J.P. Morgan Securities Inc.	$10,539	97	6.4%

(1)	Amounts at risk exclude, in aggregate, $2.1 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
December 31, 2013:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
Deutsche Bank Securities	$20,180	29	12.1%
J.P. Morgan Securities Inc.	$13,919	54	8.3%
Bank of America Securities	$11,588	69	6.9%

(1)	Amounts at risk exclude, in aggregate, $2.3 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
Repurchase agreements involve the sale of assets to a counterparty and a simultaneous agreement to repurchase the transferred assets or similar assets from such counterparty at a future date. The amount borrowed generally is equal to the fair value of the assets pledged less an agreed upon discount, referred to as a "haircut." The Company's repurchase agreements are subject to the application of haircuts. As of March 31, 2014 and December 31, 2013, the weighted average contractual haircut applicable to the assets that serve as collateral for the Company's outstanding repo borrowings was 4.3% and 4.6%, respectively. As of both March 31, 2014 and December 31, 2013, all of the Company's repo borrowings were related to its Agency RMBS.
We held cash and cash equivalents of approximately $51.1 million and $50.1 million as of March 31, 2014 and December 31, 2013, respectively.
We may declare dividends based on, among other things, our earnings, our financial condition, the REIT qualification requirements of the Internal Revenue Code, our working capital needs and new opportunities. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Trustees. On March 12, 2014, the Board of Trustees declared a first quarter dividend in the amount of $0.55 per share, or $5.0 million. There were no dividends declared during the three month period ended March 31, 2013.
For the three month period ended March 31, 2014, our operating activities provided net cash of $6.4 million and our investing activities provided net cash of $28.0 million. Our repo activity used to finance our Agency RMBS (including repayments, in conjunction with the sales of Agency RMBS, of amounts borrowed under our repurchase agreements) used net cash of $28.9 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $5.6 million. We used $4.6 million to pay dividends. As a result of these activities, there was an increase in our cash holdings of $1.0 million from $50.1 million as of December 31, 2013 to $51.1 million as of March 31, 2014.
For the three month period ended March 31, 2013, our operating activities used net cash of $0.4 million and our investing activities provided net cash of $2.4 million. Thus our operating and investing activities, when combined, provided cash of $2.1 million for the three month period ended March 31, 2013. We used $0.1 million to pay offering costs. As a result of these activities, there was an increase in our cash holdings of $1.9 million from $18.2 million as of December 31, 2012 to $20.1 million as of March 31, 2013.
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
Contractual Obligations and Commitments
We are a party to a management agreement with our Manager. Pursuant to that agreement, our Manager is entitled to receive a management fee based on shareholders' equity, reimbursement of certain expenses and, in certain circumstances, a termination fee. Such fees and expenses do not have fixed and determinable payments. For a description of the management agreement provisions, see Note 10 to our consolidated financial statements.
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. When we enter into a repurchase agreement, the lender establishes and maintains an account containing cash and securities having a value not less than the repurchase price, including accrued interest, of the repurchase agreement. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both March 31, 2014 and December 31, 2013, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of both March 31, 2014 and December 31, 2013, we had $1.3 billion of outstanding borrowings with nine counterparties. As of March 31, 2014, we had MRAs with twelve counterparties. We expect to continue to have discussions with various other financial institutions in order to expand our repurchase agreement capacity.
Off-Balance Sheet Arrangements
As of March 31, 2014 and December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
Interest Rate Risk
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with most of our assets and liabilities. For some securities in our portfolio, the coupon interest rates on, and therefore also the values of, such securities are highly sensitive to interest rate movements, such as inverse floating rate RMBS, which benefit from falling interest rates, or certain deep discount floating rate RMBS, which benefit from rising interest rates. Subject to qualifying and maintaining our qualification as a REIT and our exemption from registration under the Investment Company Act, we opportunistically hedge our interest rate risk by entering into interest rate swaps, TBAs, U.S. Treasury securities, Eurodollar and U.S. Treasury futures, and other instruments. In general, such hedging instruments are used to offset the large majority of the interest rate risk we estimate to arise from our repurchase agreement indebtedness associated with our Agency RMBS positions. Hedging instruments may also be used to offset a portion of the interest rate risk arising from our repurchase agreement liabilities associated with non-Agency RMBS positions, if any.
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of March 31, 2014, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in Value for a Decrease in Interest Rates by		Estimated Change in Value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS, excluding TBAs	$30,525	$54,464	$(37,110)	$(80,806)
TBAs	(9,258)	(16,308)	11,461	25,130
Non-Agency RMBS	525	1,056	(518)	(1,030)
Interest Rate Swaps and Swaptions	(21,777)	(44,309)	21,022	41,288
Repurchase Agreements	(687)	(688)	988	1,976
Total	$(672)	$(5,785)	$(4,157)	$(13,442)
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our March 31, 2014 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Special Note Regarding Forward-Looking Statements."
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
Neither we nor our Manager are currently subject to any legal proceedings that we or our Manager consider to be material. Nevertheless, at any time, industry-wide or company-specific regulatory inquiries or proceedings can be initiated and we cannot predict when or if any such regulatory inquiries or proceedings will be initiated that involve us, Ellington, or its affiliates, including our Manager. See "Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries or proceedings" included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. Ellington and its affiliates have, over the years, received, and we expect in the future that they may receive, inquiries and requests for documents and information from various regulators.

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
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes from these previously disclosed risk factors. See also "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q.
Item 5. Other Information
Pursuant to Section 13(r) of the Exchange Act, if during the fiscal quarter ended March 31, 2014, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA"). During the fiscal quarter ended March 31, 2014, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Blackstone Tactical Opportunities EARN Holdings L.L.C., an affiliate of The Blackstone Group L.P. ("Blackstone"), is a holder of approximately 28% of the outstanding equity interests of our Common Shares and has a representative on our Board of Trustees. Accordingly, Blackstone may be deemed an "affiliate" of us, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone that it may include in its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone. Because of the broad definition of "affiliate" in Exchange Act Rule 12b-2, this portfolio company of Blackstone, through Blackstone's ownership of us, may also be deemed to be an affiliate of ours.
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
Neither Travelport Limited nor Blackstone has provided us with gross revenues and net profits attributable to the activities described above.

Item 6. Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101**
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the three month period ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	May 13, 2014	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	May 13, 2014	By:	/s/ LISA MUMFORD
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101**
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the three month period ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

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