Form 10-Q
period 2014-06-30
Ellington Residential Mortgage REIT
filed 2014-08-12
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer (do not check if a smaller reporting company)	☒	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2014
Common Shares of Beneficial Interest, $0.01 par value per share	9,139,842

ELLINGTON RESIDENTIAL MORTGAGE REIT
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2014	December 31, 2013
(In thousands except share amounts)
ASSETS
Cash and cash equivalents	$49,908	$50,112
Mortgage-backed securities, at fair value	1,344,444	1,326,036
Due from brokers	13,338	18,347
Financial derivatives–assets, at fair value	10,115	34,963
Receivable for securities sold	100,267	76,692
Interest receivable	5,769	4,766
Other assets	468	174
Total Assets	$1,524,309	$1,511,090
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,285,593	$1,310,347
Payable for securities purchased	46,467	2,776
Due to brokers	7,320	22,788
Financial derivatives–liabilities, at fair value	6,807	1,069
Dividend payable	5,027	4,570
Accrued expenses	930	996
Management fee payable	567	600
Interest payable	605	764
Total Liabilities	1,353,316	1,343,910
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (9,139,842 shares issued and outstanding, respectively)	91	91
Additional paid-in-capital	181,203	181,147
Accumulated deficit	(10,301)	(14,058)
Total Shareholders' Equity	170,993	167,180
Total Liabilities and Shareholders' Equity	$1,524,309	$1,511,090

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended June 30, 2014	Three Month Period Ended June 30, 2013	Six Month Period Ended June 30, 2014	Six Month Period Ended June 30, 2013
(In thousands except per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$11,575	$4,310	$23,534	$4,592
Interest expense	(1,070)	(525)	(2,225)	(525)
Total net interest income	10,505	3,785	21,309	4,067
EXPENSES
Management fees	567	703	1,159	823
Professional fees	137	237	276	268
Other operating expenses	613	421	1,276	466
Total expenses	1,317	1,361	2,711	1,557
OTHER INCOME (LOSS)
Net realized gains (losses) on mortgage-backed securities	382	(3,006)	(2,643)	(2,117)
Net realized gains (losses) on financial derivatives	(11,155)	8,376	(14,564)	8,376
Change in net unrealized gains (losses) on mortgage-backed securities	25,424	(45,784)	43,005	(45,629)
Change in net unrealized gains (losses) on financial derivatives	(12,789)	28,286	(30,585)	28,286
Total other income (loss)	1,862	(12,128)	(4,787)	(11,084)
NET INCOME (LOSS)	$11,050	$(9,704)	$13,811	$(8,574)
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$1.21	$(1.55)	$1.51	$(2.17)
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$0.55	0.14	$1.10	$0.14

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated Deficit	Total
(In thousands except share amounts)
BALANCE, December 31, 2012	1,633,378	$16	—	$—	$32,674	$(1,726)	$30,964
Issuance of common shares	7,500,000	75	—	—	149,925		150,000
Offering costs					(1,538)		(1,538)
Dividends declared						(1,279)	(1,279)
Net loss						(8,574)	(8,574)
BALANCE, June 30, 2013	9,133,378	$91	—	$—	$181,061	$(11,579)	$169,573

BALANCE, December 31, 2013	9,139,842	$91	—	$—	$181,147	$(14,058)	$167,180
Share based compensation					56		56
Dividends declared						(10,054)	(10,054)
Net income						13,811	13,811
BALANCE, June 30, 2014	9,139,842	$91	—	$—	$181,203	$(10,301)	$170,993

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Month Period Ended June 30, 2014	Six Month Period Ended June 30, 2013
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$13,811	$(8,574)
Reconciliation of net income to net cash provided by (used in) operating activities:
Net realized (gains) losses on mortgage-backed securities	2,643	2,117
Change in net unrealized (gains) losses on mortgage-backed securities	(43,005)	45,629
Net realized (gains) losses on financial derivatives	14,564	(8,376)
Change in net unrealized (gains) losses on financial derivatives	30,585	(28,286)
Amortization of premiums and accretion of discounts (net)	3,186	719
Share based compensation	56	—
(Increase) decrease in assets:
Due from brokers	5,009	(41,604)
Interest receivable	(1,003)	(3,904)
Other assets	(435)	(367)
Increase (decrease) in liabilities:
Due to brokers	(15,468)	27,887
Accrued expenses	107	(212)
Interest payable	(159)	353
Management fees payable	(33)	587
Net cash provided by (used in) operating activities	9,858	(14,031)
Cash flows provided by (used in) investing activities:
Purchases of mortgage-backed securities	(963,724)	(1,596,310)
Proceeds from sale of mortgage-backed securities	958,571	266,465
Principal repayments of mortgage-backed securities	44,051	4,663
Proceeds from investments sold short	13,036	2,042
Repurchase of investments sold short	(13,049)	(2,036)
Proceeds from disposition of financial derivatives	6,989	11,437
Purchase of financial derivatives	(21,553)	(3,060)
Payments made on reverse repurchase agreements	(29,129)	(4,098)
Proceeds from reverse repurchase agreements	29,129	4,098
Net cash provided by (used in) investing activities	24,321	(1,316,799)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares	—	150,000
Offering costs paid	(32)	(682)
Dividends paid	(9,597)	—
Borrowings under repurchase agreements	3,065,991	1,977,370
Repayments of repurchase agreements	(3,090,745)	(761,674)
Cash provided by (used in) financing activities	(34,383)	1,365,014
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(204)	34,184
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,112	18,161
CASH AND CASH EQUIVALENTS, END OF PERIOD	$49,908	$52,345
Supplemental disclosure of cash flow information:
Interest paid	$2,385	$171

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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
Ellington Residential Mortgage Management LLC, or the "Manager," serves as the Manager of the Company pursuant to the terms of the Second Amended and Restated Management Agreement effective as of March 13, 2014, or the "Management Agreement." The Manager is an affiliate of Ellington Management Group, L.L.C., or "EMG," an investment management firm that is registered as an investment adviser with a 19-year history of investing in a broad spectrum of mortgage-backed securities and related derivatives, with an emphasis on the residential mortgage-backed securities, or "RMBS," market. In accordance with the terms of the Management Agreement and the Services Agreement, as discussed in Note 10, the Manager is responsible for administering the Company's business activities and day-to-day operations, and performs certain services, subject to oversight by the Board of Trustees.
The Company was formed through an initial strategic venture among affiliates of EMG and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." These initial investors made an aggregate investment of approximately $31.5 million on September 25, 2012. On May 1, 2013, the Company priced an initial public offering of its common shares, pursuant to which it sold 6,450,000 shares to the public at a price of $20.00 per share. Concurrent with the initial public offering, the Company completed a private placement of 1,050,000 common shares to its initial investors at a purchase price of $20.00 per share which generated gross proceeds of $21.0 million. Proceeds to the Company, net of offering costs, were approximately $148.5 million.
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
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP." Entities in which the Company has a controlling financial interest, through ownership of the majority of the entities' voting equity interests, or through other contractual right that give the Company control, are consolidated by the Company. All inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
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
(C) Accounting for Mortgage-Backed Securities: Investments in mortgage-backed securities are recorded on trade date. The Company has chosen to make a fair value election pursuant to ASC 825-10, Financial Instruments, for its mortgage-backed securities portfolio. Electing the fair value option allows the Company to record changes in fair value in the Consolidated Statement of Operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner. As such, the mortgage-backed securities are recorded at fair value on the Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on the Consolidated Statement of Operations as a component of Change in net unrealized gains (losses) on mortgage-backed securities.
Realized gains or losses on sales of mortgage-backed securities are included in Net realized gains (losses) on mortgage-backed securities on the Consolidated Statement of Operations, and are recorded at the time of disposition. The cost of positions sold is calculated based on identified cost.
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
(G) Financial Derivatives: The Company may enter into various types of financial derivatives subject to its investment guidelines, which include restrictions associated with maintaining qualification as a REIT. The Company's derivatives are predominantly subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Company may be required to deliver or may receive cash or securities as collateral upon entering into derivative transactions. In addition, changes in the relative value of derivative transactions may require the Company or the counterparty to post or receive additional collateral. In the case of cleared derivatives, the clearinghouse becomes the Company's counterparty and a futures commission merchant, or "FCM," acts as intermediary between the Company and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral. Collateral received by the Company is reflected on the Consolidated Balance Sheet as "Due to Brokers." Conversely, collateral posted by the Company is reflected as "Due from Brokers" on the Consolidated Balance Sheet. The types of derivatives that have been utilized by the Company to date are interest rate swaps, TBAs, swaptions, and futures.

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
TBAs are accounted for as financial derivatives. The difference between the contract price and the fair value of the TBA position as of the reporting date is included in Change in net unrealized gains (losses) on financial derivatives, in the Consolidated Statement of Operations. The Company estimates the fair value of TBA positions based on similar methods used to value mortgage-backed securities. Upon settlement of the TBA contract, the realized gain (loss) on the TBA contract is equal to the net cash amount received (paid).
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
In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures ("ASU 2014-11"). This amends ASC 860, Transfers and Servicing ("ASC 860"), to require disclosure of repurchase-to maturity transactions to be accounted for as secured borrowings rather than sales of an asset, and transfers of financial assets with a contemporaneous repo will no longer be evaluated to determine whether they should be accounted for on a combined basis as forward contracts. The new guidance also prescribes additional disclosures particularly on the nature of collateral pledged under repurchase agreements accounted for as secured borrowings. ASU 2014-11 is effective for interim and annual periods beginning after December 15, 2014. The adoption of ASC 860, as amended by ASU 2014-11 is not expected to have a material impact on the Company's consolidated financial statements.
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at June 30, 2014 and December 31, 2013, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or government-sponsored enterprises, or "GSEs." The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.
By RMBS Type –
June 30, 2014:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$166,910	$7,816	$174,726	$1,147	$(290)	$175,583	3.36%	2.46%	5.64
20-year fixed rate mortgages	10,158	604	10,762	174	—	10,936	4.00%	2.71%	7.11
30-year fixed rate mortgages	957,162	52,577	1,009,739	14,530	(4,185)	1,020,084	4.07%	3.27%	9.05
Adjustable rate mortgages	66,864	3,722	70,586	152	(198)	70,540	4.20%	3.52%	7.33
Reverse mortgages	15,824	1,284	17,108	249	—	17,357	4.77%	2.48%	4.17
Interest only securities	n/a	n/a	12,469	2,484	(677)	14,276	4.20%	15.26%	3.86
Total Agency RMBS	1,216,918	66,003	1,295,390	18,736	(5,350)	1,308,776	4.00%	3.27%	7.99
Non-Agency RMBS	55,395	(23,307)	32,088	3,821	(241)	35,668	2.38%	9.83%	5.97
Total RMBS	$1,272,313	$42,696	$1,327,478	$22,557	$(5,591)	$1,344,444	3.94%	3.43%	7.91

(1)
Average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

For the three month and six month periods ended June 30, 2014, the weighted average holdings of RMBS investments based on amortized cost were $1.350 billion and $1.362 billion, respectively.

December 31, 2013:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$179,906	$7,153	$187,059	$65	$(3,252)	$183,872	3.09%	2.52%	5.76
30-year fixed rate mortgages	1,029,629	41,565	1,071,194	490	(28,111)	1,043,573	3.79%	3.30%	9.80
Adjustable rate mortgages	43,525	2,647	46,172	46	(103)	46,115	4.72%	3.24%	3.79
Reverse mortgages	7,581	673	8,254	16	(2)	8,268	4.85%	2.90%	3.41
Interest only securities	n/a	n/a	10,718	2,841	(32)	13,527	3.97%	11.79%	5.02
Total Agency RMBS	1,260,641	52,038	1,323,397	3,458	(31,500)	1,295,355	3.75%	3.26%	8.67
Non-Agency RMBS	50,006	(21,327)	28,679	2,196	(194)	30,681	2.84%	9.12%	5.54
Total RMBS	$1,310,647	$30,711	$1,352,076	$5,654	$(31,694)	$1,326,036	3.72%	3.38%	8.56

(1)
Average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

For the year ended December 31, 2013, the weighted average holdings of RMBS investments based on amortized cost was $879.9 million.
By Estimated Weighted Average Life –
As of June 30, 2014:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$8,284	$8,192	4.85%	$3,938	$4,534	3.31%	$3,325	$2,313	3.03%
Greater than three years and less than seven years	264,835	263,343	3.83%	10,338	7,935	4.97%	16,467	15,935	2.38%
Greater than seven years and less than eleven years	1,021,381	1,011,386	4.02%	—	—	—%	14,082	13,053	1.33%
Greater than eleven years	—	—	—%	—	—	—%	1,794	787	7.69%
Total	$1,294,500	$1,282,921	3.98%	$14,276	$12,469	4.20%	$35,668	$32,088	2.38%
As of December 31, 2013:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$5,554	$5,518	5.68%	$955	$762	6.48%	$1,715	$1,216	2.38%
Greater than three years and less than seven years	243,120	246,342	3.48%	7,643	6,198	3.31%	16,488	15,950	3.42%
Greater than seven years and less than eleven years	1,031,552	1,059,223	3.79%	4,929	3,758	4.91%	11,656	10,708	1.43%
Greater than eleven years	1,602	1,596	4.50%	—	—	—%	822	805	7.69%
Total	$1,281,828	$1,312,679	3.73%	$13,527	$10,718	3.97%	$30,681	$28,679	2.84%

The following table illustrates components of interest income on the Company's RMBS for the three and six month periods ended June 30, 2014:

	Three Month Period Ended June 30, 2014			Six Month Period Ended June 30, 2014
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$13,052	$(2,287)	$10,765	$26,069	$(4,043)	$22,026
Non-Agency RMBS	338	468	806	644	857	1,501
Total	$13,390	$(1,819)	$11,571	$26,713	$(3,186)	$23,527
The following table illustrates components of interest income on the Company's RMBS for the three and six month periods ended June 30, 2013:

	Three Month Period Ended June 30, 2013			Six Month Period Ended June 30, 2013
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$4,914	$(1,043)	$3,871	$4,914	$(1,043)	$3,871
Non-Agency RMBS	253	185	438	396	324	720
Total	$5,167	$(858)	$4,309	$5,310	$(719)	$4,591
4. Valuation
The Company applies ASC 820-10 to its holdings of financial instruments. ASC 820-10 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Financial instruments include securities and derivatives. A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. The following is a description of the valuation methodologies used for financial instruments:
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
The following tables present the Company's financial instruments measured at fair value on:
June 30, 2014:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed rate mortgages	$—	$175,583	$—	$175,583
20-year fixed rate mortgages	—	10,936	—	10,936
30-year fixed rate mortgages	—	1,020,084	—	1,020,084
Adjustable rate mortgages	—	70,540	—	70,540
Reverse mortgages	—	17,357	—	17,357
Interest only securities	—	—	14,276	14,276
Non-Agency RMBS	—	—	35,668	35,668
Mortgage-backed securities, at fair value	—	1,294,500	49,944	1,344,444
Financial derivatives–assets, at fair value:
TBAs	—	385	—	385
Fixed payer interest rate swaps	—	9,730	—	9,730
Total financial derivatives–assets, at fair value	—	10,115	—	10,115
Total mortgage-backed securities and financial derivatives–assets, at fair value	$—	$1,304,615	$49,944	$1,354,559
Liabilities:
Financial derivatives–liabilities, at fair value:
TBAs	$—	$(3,347)	$—	$(3,347)
Fixed payer interest rate swaps	—	(2,536)	—	(2,536)
Fixed payer swaptions	—	(924)	—	(924)
Total financial derivatives–liabilities, at fair value	$—	$(6,807)	$—	$(6,807)
There were no transfers of financial instruments between Levels 1, 2, or 3 of the fair value hierarchy during the six month period ended June 30, 2014.

December 31, 2013:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed rate mortgages	$—	$183,872	$—	$183,872
30-year fixed rate mortgages	—	1,043,573	—	1,043,573
Adjustable rate mortgages	—	46,115	—	46,115
Reverse mortgages	—	8,268	—	8,268
Interest only securities	—	—	13,527	13,527
Non-Agency RMBS	—	—	30,681	30,681
Mortgage-backed securities, at fair value	—	1,281,828	44,208	1,326,036
Financial derivatives–assets, at fair value:
TBAs	—	2,263	—	2,263
Fixed payer interest rate swaps	—	32,700	—	32,700
Total financial derivatives–assets, at fair value	—	34,963	—	34,963
Total mortgage-backed securities and financial derivatives–assets, at fair value	$—	$1,316,791	$44,208	$1,360,999
Liabilities:
Financial derivatives–liabilities, at fair value:
TBAs	$—	$(28)	$—	$(28)
Fixed payer interest rate swaps	—	(956)	—	(956)
Fixed payer swaptions	—	(85)	—	(85)
Total financial derivatives–liabilities, at fair value	$—	$(1,069)	$—	$(1,069)
There were no transfers of financial instruments between Levels 1, 2, or 3 of the fair value hierarchy during the year ended December 31, 2013.
The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value:
Three month period ended June 30, 2014:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of March 31, 2014	$32,045	$15,924
Transfers:
Transfers into level 3	—	—
Transfers out of level 3	—	—
Purchases	4,504	—
Proceeds from sales	(1,993)	—
Principal repayments	(1,468)	—
(Amortization)/accretion, net	468	(762)
Net realized gains	168	—
Change in net unrealized gains (losses)	1,944	(886)
Ending balance as of June 30, 2014	$35,668	$14,276
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at June 30, 2014, as well as Level 3 financial instruments disposed of by the Company during the three month period ended June 30, 2014. For Level 3 financial instruments held by the Company at

June 30, 2014, change in net unrealized gains (losses) of $(0.9) million and $2.0 million, for the three month period ended June 30, 2014 relate to Agency RMBS and non-Agency RMBS, respectively.
Three month period ended June 30, 2013:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of March 31, 2013	$12,360	$—
Transfers:
Transfers into level 3	—	—
Transfers out of level 3	—	—
Purchases	27,446	9,021
Proceeds from sales	—	—
Principal repayments	(1,023)	—
(Amortization)/accretion, net	185	(135)
Net realized gains	1	—
Change in net unrealized gains (losses)	(159)	1,018
Ending balance as of June 30, 2013	$38,810	$9,904
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at June 30, 2013, as well as Level 3 financial instruments disposed of by the Company during the three month period ended June 30, 2013. For Level 3 financial instruments held by the Company at June 30, 2013, change in net unrealized gains (losses) of $1.0 million and $(0.2) million, for the three month period ended June 30, 2013 relate to Agency RMBS and non-Agency RMBS.
Six month period ended June 30, 2014:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2013	$30,681	$13,527
Transfers:
Transfers into level 3	—	—
Transfers out of level 3	—	—
Purchases	12,168	4,096
Proceeds from sales	(7,416)	(1,282)
Principal repayments	(2,572)	—
(Amortization)/accretion, net	857	(1,420)
Net realized gains	373	358
Change in net unrealized gains (losses)	1,577	(1,003)
Ending balance as of June 30, 2014	$35,668	$14,276
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at June 30, 2014, as well as Level 3 financial instruments disposed of by the Company during the six month period ended June 30, 2014. For Level 3 financial instruments held by the Company at June 30, 2014, change in net unrealized gains (losses) of $(0.8) million and $1.8 million, for the six month period ended June 30, 2014 relate to Agency RMBS and non-Agency RMBS, respectively.

Six month period ended June 30, 2013:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2012	$13,596	$—
Transfers:
Transfers into level 3	—	—
Transfers out of level 3	—	—
Purchases	30,777	9,021
Proceeds from sales	(5,309)	—
Principal repayments	(1,463)	—
(Amortization)/accretion, net	324	(135)
Net realized gains	889	—
Change in net unrealized gains (losses)	(4)	1,018
Ending balance as of June 30, 2013	$38,810	$9,904
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at June 30, 2013, as well as Level 3 financial instruments disposed of by the Company during the six month period ended June 30, 2013. For Level 3 financial instruments held by the Company at June 30, 2013, change in net unrealized gains (losses) of $1.0 million and $61 thousand, for the six month period ended June 30, 2013 relate to Agency RMBS and non-Agency RMBS, respectively.
The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of June 30, 2014 and December 31, 2013:
June 30, 2014:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$24,501	Market quotes	Non-Binding Indicative Price	$45.88	$104.50	$80.43
Non-Agency RMBS	11,167	Discounted Cash Flows	Yield	5.2%	13.8%	10.2%
			Projected Collateral Prepayments	11.6%	42.1%	34.6%
			Projected Collateral Losses	3.8%	26.4%	12.2%
			Projected Collateral Recoveries	5.4%	22.0%	12.7%
			Projected Collateral Scheduled Amortization	20.9%	55.7%	40.5%
						100.0%
Agency RMBS–Interest Only Securities	10,249	Market quotes	Non-Binding Indicative Price	$4.94	$22.15	$14.16
Agency RMBS–Interest Only Securities	4,027	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	219	912	491
			Projected Collateral Prepayments	66.7%	81.9%	72.7%
			Projected Collateral Scheduled Amortization	18.1%	33.3%	27.3%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.

December 31, 2013:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$27,422	Market quotes	Non-Binding Indicative Price	$20.00	$100.25	$75.39
Non-Agency RMBS	3,259	Discounted Cash Flows	Yield	6.0%	17.0%	11.9%
			Projected Collateral Prepayments	12.2%	58.1%	33.9%
			Projected Collateral Losses	6.4%	26.5%	11.8%
			Projected Collateral Recoveries	4.6%	12.8%	8.8%
			Projected Collateral Scheduled Amortization	29.9%	54.9%	45.5%
						100.0%
Agency RMBS–Interest Only Securities	12,368	Market quotes	Non-Binding Indicative Price	$4.99	$22.47	$14.92
Agency RMBS–Interest Only Securities	1,159	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	436	436	436
			Projected Collateral Prepayments	57.8%	57.8%	57.8%
			Projected Collateral Scheduled Amortization	42.2%	42.2%	42.2%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.
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
The following table details fair value of the Company's holdings of financial derivatives as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$385	$1
TBA securities sale contracts	—	2,262
Fixed payer interest rate swaps	9,730	32,700
Total financial derivatives–assets, at fair value:	$10,115	$34,963
Financial derivatives–liabilities, at fair value:
TBA securities sale contracts	$(3,347)	$(28)
Fixed payer interest rate swaps	(2,536)	(956)
Swaptions	(924)	(85)
Total financial derivatives–liabilities, at fair value:	$(6,807)	$(1,069)
Total	$3,308	$33,894
Interest Rate Swaps
The following tables provide information about the Company's interest rate swaps as of June 30, 2014 and December 31, 2013:
June 30, 2014:

			Weighted Average
Remaining Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2016	$48,000	$(197)	0.80%	0.23%	2.28
2017	93,750	(874)	1.23	0.23	3.11
2018	61,500	967	0.88	0.22	3.87
2020	52,600	1,380	1.43	0.23	5.88
2023	210,600	5,344	2.13	0.23	8.90
2024	14,200	(409)	2.84	0.23	9.80
2043	54,500	1,428	3.15	0.23	28.93
2044	5,000	(445)	3.69	0.23	29.72
Total	$540,150	$7,194	1.78%	0.23%	8.68

December 31, 2013:

			Weighted Average
Remaining Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2016	$48,000	$(171)	0.80%	0.24%	2.77
2017	124,000	(517)	1.19	0.24	3.61
2018	156,500	2,784	1.19	0.24	4.63
2020	137,100	6,444	1.49	0.24	6.06
2023	218,000	14,599	2.16	0.24	9.41
2043	64,750	8,605	3.18	0.24	29.44
Total	$748,350	$31,744	1.67%	0.24%	8.14
Interest Rate Swaptions
The following tables provide information about the Company's swaptions as of June 30, 2014 and December 31, 2013.
June 30, 2014:

Option			Underlying Swap
Type	Fair Value	Months to Expiration	Notional Amount	Term (Years)	Fixed Rate
($ in thousands)
Fixed Payer	$(723)	2.9	$22,000	10	3.31%
Straddle	$(201)	3.9	$8,000	10	3.08%
December 31, 2013:

Option			Underlying Swap
Type	Fair Value	Months to Expiration	Notional Amount	Term (Years)	Fixed Rate
($ in thousands)
Fixed Payer	$(59)	8.9	$22,000	10	3.31%
Straddle	$(26)	9.9	$8,000	10	3.08%
TBAs
The Company uses TBAs primarily for hedging purposes, typically in the form of short positions. However, the Company may also invest in TBAs for speculative purposes, including holding long positions. Overall, the Company typically holds a net short position.
The Company transacts in the forward settling To Be Announced MBS ("TBA") market. Pursuant to these TBA transactions, the Company agrees to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. TBAs are liquid and have quoted market prices and represent the most actively traded class of MBS. The Company primarily uses TBAs to hedge interest rate risk, typically in the form of short positions. However, from time to time the Company also invests in TBAs as a means of acquiring additional exposure to Agency RMBS, or for speculative purposes, including holding long positions. Overall, the Company typically holds a net short position.
The Company does not generally take delivery of TBAs; rather, it settles the associated receivable and payable with its trading counterparties on a net basis. Transactions with the same counterparty for the same TBA that result in a reduction of the position are treated as extinguished.

As of June 30, 2014 and December 31, 2013, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	June 30, 2014				December 31, 2013
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$47,040	$46,385	$46,770	$385	$1,600	$1,725	$1,726	$1
Sale contracts:
Assets	—	—	—	—	(363,078)	(375,524)	(373,262)	2,262
Liabilities	(534,527)	(566,897)	(570,244)	(3,347)	(16,400)	(17,518)	(17,546)	(28)
Total TBA securities, net	$(487,487)	$(520,512)	$(523,474)	$(2,962)	$(377,878)	$(391,317)	$(389,082)	$2,235

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in Financial derivatives-assets at fair value and Financial derivatives-liabilities at fair value on the Consolidated Balance Sheet.

Gains and losses on the Company's financial derivatives for the three and six month periods ended June 30, 2014 are summarized in the tables below:

	Three Month Period Ended June 30, 2014
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Fixed payer interest rate swaps	$(4,102)	$80	$(4,022)	$1,744	$(10,646)	$(8,902)
Swaptions		—	—		(201)	(201)
TBAs		(7,133)	(7,133)		(3,686)	(3,686)
Total	$(4,102)	$(7,053)	$(11,155)	$1,744	$(14,533)	$(12,789)

	Six Month Period Ended June 30, 2014
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Fixed payer interest rate swaps	$(4,896)	$3,511	$(1,385)	$160	$(24,710)	$(24,550)
Swaptions		—	—		(838)	(838)
TBAs		(13,198)	(13,198)		(5,197)	(5,197)
Futures		19	19		—	—
Total	$(4,896)	$(9,668)	$(14,564)	$160	$(30,745)	$(30,585)

Gains and losses on the Company's financial derivatives for the three and six month periods ended June 30, 2013 are summarized in the tables below:

	Three and Six Month Period Ended June 30, 2013(1)
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Fixed payer interest rate swaps	$(69)	$179	$110	$(1,042)	$27,238	$26,196
TBAs		8,266	8,266		2,090	2,090
Total	$(69)	$8,445	$8,376	$(1,042)	$29,328	$28,286

(1)
The Company did not have derivative positions on or prior to March 31, 2013, and as a result net realized and unrealized gains and losses for three month period ended June 30, 2013 are the same as for the six month period ended June 30, 2013.

6. Borrowings under Repurchase Agreements
The Company enters into repurchase agreements. A repurchase agreement involves the sale of an asset to a counterparty together with a simultaneous agreement to repurchase the transferred asset or similar asset from such counterparty at a future date. The Company accounts for its repurchase agreements as collateralized borrowings, with the transferred assets effectively serving as collateral for the related borrowing. The Company's repurchase agreements typically range in term from 30 to 180 days. The principal economic terms of each repurchase agreement—such as loan amount, interest rate, and maturity date—are typically negotiated on a transaction-by-transaction basis. Other terms and conditions, such as relating to events of default, are typically governed under the Company's master repurchase agreements, or "MRAs." Absent an event of default, the Company maintains beneficial ownership of the transferred securities during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase agreement at which time the Company may enter into a new repurchase agreement at prevailing market rates with the same counterparty, repay that counterparty and possibly negotiate financing terms with a different counterparty, or choose to no longer finance the related asset. In response to a decline in the fair value of the transferred securities, whether as a result of changes in market conditions, security paydowns, or other factors, repurchase agreement counterparties will typically make a margin call, whereby the Company will be required to post additional securities and/or cash as collateral with the counterparty in order to re-establish the agreed-upon collateralization requirements. The contractual amount (loan amount) of the Company's repurchase agreements approximates their fair value, as the debt is short-term in nature.
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of June 30, 2014 and December 31, 2013, the Company had outstanding borrowings under repurchase agreements with ten and nine counterparties, respectively.

The following table details the Company's outstanding borrowings under repurchase agreements as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$397,482	0.33%	15	$338,700	0.35%	14
31-60 days	469,254	0.32	44	531,799	0.39	46
61-90 days	327,111	0.35	74	326,386	0.38	72
91-120 days	29,512	0.38	106	109,476	0.45	100
121-150 days	23,005	0.35	136	3,986	0.56	136
151-180 days	39,229	0.36	169	—	—	—
Total	$1,285,593	0.33%	50	$1,310,347	0.38%	49
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
As of June 30, 2014 and December 31, 2013, the fair value of Agency RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.3 billion and $1.4 billion, respectively. Collateral transferred under outstanding borrowings as of June 30, 2014 include Agency RMBS in the amount of $93.1 million that were sold prior to period end but for which such sale had not yet settled. Collateral transferred under outstanding borrowings as of December 31, 2013 include Agency RMBS in the amount of $76.1 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $1.9 million and additional securities with a fair value of $1.0 million as of June 30, 2014 as a result of margin calls with various counterparties. The Company posted additional net cash collateral of $14.8 million and additional securities with a fair value of $3.5 million as of December 31, 2013 as a result of margin calls with various counterparties. The Company also held investments with an aggregate value of approximately $0.5 million which were received to satisfy collateral requirements for various repurchase agreements.
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

The following tables present information about certain assets and liabilities representing financial instruments as of June 30, 2014 and December 31, 2013. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
June 30, 2014:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$10,115	$(1,652)	$—	$(4,759)	$3,704
Liabilities:
Financial derivatives–liabilities	(6,807)	1,652	—	3,966	(1,189)
Repurchase Agreements	(1,285,593)	—	1,283,715	1,878	—

(1)	In the Company's Consolidated Balance Sheet, all balances associated with the repurchase agreements and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, we have reduced the amount of financial instruments transferred or pledged as collateral related to our repurchase agreements and cash collateral pledged on our financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on our repurchase agreements as of June 30, 2014 were $1.35 billion. As of June 30, 2014 total cash collateral on financial derivative liabilities excludes $5.7 million of net excess cash collateral.

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

December 31, 2013:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$34,963	$(1,042)	$—	$(22,360)	$11,561
Liabilities:
Financial derivatives–liabilities	(1,069)	1,042	—	26	(1)
Repurchase Agreements	(1,310,347)	—	1,295,567	14,780	—

(1)	In the Company's Consolidated Balance Sheet, all balances associated with the repurchase agreements and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore we have reduced the amount of financial instruments transferred or pledged as collateral related to our repurchase agreements and cash collateral pledged on our financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on our repurchase agreements as of December 31, 2013 were $1.36 billion. As of December 31, 2013 total cash collateral on financial derivative assets and liabilities excludes $0.3 million and $3.1 million, respectively of net excess cash collateral.

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

8. Management Fees
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For the three month periods ended June 30, 2014 and 2013, the total management fee incurred was approximately $0.6 million and $0.7 million, respectively. For the six month periods ended June 30, 2014 and 2013, the total management fee incurred was approximately $1.2 million and $0.8 million, respectively.
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
9. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of dilutive instruments, such as share options and warrants, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of June 30, 2014 and 2013, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three and six month periods ended June 30, 2014 and 2013:

(In thousands except share amounts)	Three Month Period Ended June 30, 2014	Three Month Period Ended June 30, 2013	Six Month Period Ended June 30, 2014	Six Month Period Ended June 30, 2013
Numerator:
Net income (loss)	$11,050	$(9,704)	$13,811	$(8,574)
Denominator:
Basic weighted average shares outstanding	9,139,842	6,248,763	9,139,842	3,953,820
Basic Earnings Per Share	$1.21	$(1.55)	$1.51	$(2.17)
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
For the both six month periods ended June 30, 2014 and 2013, the Company reimbursed the Manager $1.2 million and $0.9 million, respectively for previously incurred operating and compensation expenses.
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
Registration Rights Agreement
The Company is a party to a registration rights agreement with an affiliate of EMG and with the Blackstone Tactical Opportunities Funds (the "Blackstone Funds") pursuant to which the Company has granted its initial investors and each of their permitted transferees and other holders of the Company's "registrable common shares" (as such term is defined in the registration rights agreement) who become parties to the registration rights agreement with certain demand and/or piggy-back registration and shelf takedown rights.
11. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of both June 30, 2014 and December 31, 2013, there were 9,139,842 common shares outstanding, respectively. No preferred shares have been issued.
The below table details cash dividends declared by the Board of Trustees during the six month period ended June 30, 2014:

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.55	$5,027	March 12, 2014	March 31, 2014	April 28, 2014
Second Quarter	$0.55	$5,027	June 17, 2014	June 30, 2014	July 25, 2014
The below table details cash dividends declared by the Board of Trustees during the six month period ended June 30, 2013:

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
Second Quarter	$0.14	$1,279	June 18, 2013	June 28, 2013	July 26, 2013

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
12. Commitments and Contingencies
From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant contingencies at June 30, 2014.

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

We use leverage in our Agency RMBS strategy and, while we have not done so to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of June 30, 2014, we had outstanding borrowings under repurchase agreements in the amount of $1.3 billion.
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
As of June 30, 2014, our book value per share was $18.71, as compared to $18.05 and $18.29 as of March 31, 2014 and December 31, 2013, respectively.
Trends and Recent Market Developments
Key trends and recent market developments for the mortgage-backed security, or "MBS," market include the following:

•
Federal Reserve and Monetary Policy—Since December 2013, the U.S. Federal Reserve, or "Federal Reserve," has announced six incremental reductions of its purchases of Agency RMBS and U.S. Treasury securities under its accommodative monetary policies. Thus far, taper announcements by the Federal Reserve have each been in increments of $10 billion, with the monthly asset purchasing pace now standing at $25 billion per month, down from a pace of $85 billion per month in late 2013;

•
Housing and Mortgage Market Statistics—Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for May 2014 showed, consistent with recent months, that the pace of home price appreciation slowed; meanwhile the Freddie Mac survey 30-year mortgage rate ended the second quarter at 4.14% down from 4.40% at March 31, 2014;

•	Prepayment Rate Trends—Prepayments increased marginally during the second quarter, but remain low given the level of mortgage rates;

•
Government Sponsored Enterprise, or "GSE," Developments—While several proposals have been put forth, no definitive legislation has yet been enacted to replace or eliminate the GSEs or materially revise their current roles in the U.S. mortgage market. In May 2014, Federal Housing Finance Agency, or "FHFA," Director Mel Watt presented the 2014 Strategic Plan for the Conservatorship of Fannie Mae and Freddie Mac, and the 2014 Conservatorship Scorecard for Fannie Mae and Freddie Mac, providing new strategic goals reflective of his tendency to favor policies that promote affordability and the expansion of credit availability;

•
Bank Regulatory Capital—Proposed changes will increase regulatory capital requirements for the largest, most systemically significant U.S. banks and their holding companies; while these changes could ultimately alter these institutions' appetite for various risk-taking activities, and could ultimately affect the terms and availability of our repo financing, thus far repo financing has remained readily available and in fact, competition among banks and other lending institutions to provide repo financing has actually increased;

•
Portfolio Overview and Outlook—Both Agency RMBS and non-Agency RMBS assets rallied during the second quarter as interest rates declined and interest rate volatility remained relatively muted. Agency RMBS were also supported by low prepayment activity (in spite of lower mortgage rates) and low production of Agency mortgages. Non-Agency RMBS continued to be supported by overall positive trends in home prices as well as a declining level of foreclosure inventory.

Federal Reserve and Monetary Policy
Since December 2013, the Federal Reserve has announced six incremental reductions in its purchases of Agency RMBS and U.S. Treasury securities under its accommodative monetary policies. Prior to these "taper" announcements, and since September 2012, the Federal Reserve had been purchasing long-dated U.S. Treasury securities and Agency RMBS assets at the pace of $85 billion per month, comprised of $45 billion of U.S. Treasury securities and $40 billion of Agency RMBS. Based on the announcements, the combined monthly reduction in asset purchases currently amounts to $60 billion, split evenly between Agency RMBS and U.S. Treasury securities, leaving current monthly purchases of Agency RMBS at $10 billion and U.S. Treasury securities at $15 billion. The Federal Reserve has stated that it will further reduce its monthly purchases if conditions continue to broadly improve as anticipated, although it expects to continue to reinvest principal payments from its holdings into additional asset purchases. Notwithstanding its view that the broader economy has strengthened considerably, the Federal Reserve continues to express concern that inflation persistently below its 2% objective could pose risks to economic performance.

In its July 2014 statement, in addition to announcing its intention to further reduce its monthly asset purchases, the Federal Open Market Committee, or "FOMC," reiterated its intention to maintain the target range for the federal funds rate at 0% to 0.25%. The FOMC also indicated that it continues to anticipate, based on its assessment of labor market conditions, inflationary pressures and expectations, and other factors that it will likely maintain the current target range for the federal funds rate for a considerable time after the asset purchase program ends.
Since the Federal Reserve's initial taper announcement in December 2013, long-term interest rates have declined. As of June 30, 2014, the 10-year U.S. Treasury yield was 2.53% as compared to 2.72% as of March 31, 2014 and 3.03% as of December 31, 2013. Prices of Agency RMBS have also rallied. For example, the price of TBA 30-year Fannie Mae 3.5s, a widely traded Agency RMBS, rose to 102.78 as of June 30, 2014, up from 100.66 at March 31, 2014 and 99.34 as of December 31, 2013.
Notwithstanding the recent decline in interest rates, we believe that there remains substantial risk that interest rates could begin to rise again. Market speculation has shifted from the tapering of asset purchases by the Federal Reserve to the timing of a tightening of monetary policy through, for example, interest rate increases by the Federal Reserve. This reinforces the importance of our ability, subject to our qualifying and maintaining our qualification as a REIT, to hedge interest rate risk in both our Agency and non-Agency RMBS portfolios using a variety of tools, including TBAs, interest rate swaps, and various other instruments.
Housing and Mortgage Market Statistics
The following table demonstrates the decline in residential mortgage delinquencies and foreclosure inventory on a national level, as reported by CoreLogic in its June 2014 National Foreclosure Report:

	As of
Number of Units (In thousands)	June 2014	June 2013
Seriously Delinquent Mortgages(1)	1,679	2,224
Foreclosure Inventory	648	998

(1)	Seriously Delinquent Mortgages are ninety days and over in delinquency and include foreclosures and real estate owned, or "REO," property.
As the above table indicates, both the number of seriously delinquent mortgages and the number of homes in foreclosure have declined significantly over the past year. This decline supports the thesis that as many homeowners have re-established equity in their homes through recovering real estate prices, they have become less likely to become delinquent and default on their mortgages.
Monthly housing starts provide another indicator of market fundamentals. The following table shows the trailing three-month average housing starts for the periods referenced:

	June 2014	May 2014	June 2013
Single-family(1)	619	639	596
Multi-family(1)	351	350	256
(1) Shown in thousands of units:
Source: U.S. Census Bureau
As of June 2014, average single-family housing starts during the trailing three months fell 3.1% as compared to May 2014, to 619,000 units. Multi-family housing starts were essentially unchanged during the same period. On a year-over-year basis, while multi-family housing starts during the trailing three months increased over 37% from June 2013, single-family housing starts essentially remained flat, as continuing tight residential mortgage loan underwriting standards have likely impacted demand for new single-family homes. Even though home prices have recovered meaningfully over the last few years, this recovery has not translated into growth in single-family housing starts. This suggests that the recovery in home prices may have been driven more by the active purchase of foreclosure inventory by institutional investors, as opposed to by an increase in demand for traditional owner-occupied single-family housing. In addition, continuing tight mortgage loan underwriting standards are likely part of the cause of this weakness.
Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for May 2014 showed that, on average, home prices had increased from May 2013 by 9.4% and 9.3% for its 10- and 20-City Composites, respectively, rising at their slowest pace since February 2013. Recently, the home price indices have flattened out, suggesting that the pace of home price appreciation in 2013 will likely not be repeated in 2014. Compared to December 2013, the 10- and 20-City Composites increased 2.9% and 3.0%, respectively. According to the report, home prices remain below the peak levels of 2006, but, on average, are back to their summer 2004 levels for both the 10- and 20-City Composites. Finally, as indicated in the table above, as of June 2014, the national inventory of foreclosed homes fell to 648,000 units, a 25% decline when compared to June 2013; this represented the thirty-second consecutive month with a year-over-year decline and the lowest level since November 2008. As a result, there are much fewer unsold foreclosed homes overhanging the housing market than there were a year ago. We believe that near-term home price trends are more likely to be driven by fundamental factors such as economic growth, mortgage rates, and affordability, rather than by technical factors such as shadow inventory. Shadow inventory represents the number of properties that are seriously delinquent, in foreclosure, or held as REO by mortgage servicers, but not currently listed on multiple listing services.
On August 1, 2014, the U.S. Bureau of Labor Statistics, or "BLS," reported that, as of July 2014 the U.S. unemployment rate increased slightly to 6.2%. Another, perhaps more relevant, measure of labor market conditions is employment growth, which has been relatively robust in recent months. The BLS also reported that non-farm payrolls rose by 209,000 during July, a level that is considered reflective of improving labor market conditions. While it is difficult to quantify the relationship between employment data and the housing and mortgage markets, we believe that current levels of unemployment and job creation no longer represent a significant impediment to a continuing housing recovery. However, the continued recovery of the housing market, while supported by still-historically-low mortgage rates and the momentum of improving home prices, faces a number of potential headwinds. These include volatility in interest rates, the sluggish rate of growth in housing starts and new loan origination, and the uneven pace of the recovery of the U.S. economy.
Prepayment Rate Trends
The relatively muted level of prepayment activity as interest rates broadly declined in recent years has in large part been the result of: (i) home price declines during the financial crisis, which has left many borrowers with minimal or negative home equity; (ii) more restrictive underwriting guidelines, even for refinancings; and (iii) increased origination costs, especially related to underwriting and compliance. These factors have resulted in substantial variations in prepayment rates between Agency pools as a function of loan-to-value, or "LTV" ratio, loan balance, credit score, geography, property type, loan purpose, and other factors. In recognition of the importance of these underlying characteristics on prepayment behavior, the MBS market continues to promote the creation of "specified" Agency pools that emphasize or de-emphasize many of these characteristics, such as pools where the principal balance of every underlying mortgage loan is below $85,000. The Making Homes Affordable, or "MHA," refinancing program, which was initiated in response to the housing market crisis, has facilitated the origination of many of these kinds of specified Agency pools. The extension of the MHA refinancing program into 2015 should sustain creation of such pools in the coming years. We expect that the ongoing origination of Agency pools with a wide variety of loan characteristics will continue to create opportunities for us to exploit the resulting differences in prepayments.
The Freddie Mac survey 30-year fixed mortgage rate ended the second quarter at 4.14%, a 26 basis point decline from the end of the first quarter. The Refinance Index published by the Mortgage Bankers Association, or "MBA," fell approximately 4.8% over the second quarter on a seasonally adjusted basis, and similarly the MBA's Market Composite Index, a measure of mortgage application volume, fell 2.6% over the second quarter on a seasonally adjusted basis. The decreases in the indices in the second quarter reversed much of the gains during the first quarter and continued the 2013 trend whereby both indices declined.

The table below illustrates the relationship between the Freddie Mac survey 30-year fixed mortgage rate and the MBA Refinance Index since September 2012. Generally speaking, over the period September 2012 through September 2013, mortgage rates and the level of refinancing activity were nearly linearly correlated. However, following September 2013 and through June 2014, there has been a decoupling of these two time series. As the figure below shows, by June 2014 the MBA Refinance Index was meaningfully lower than one might have expected given the nearly linear relationship that had existed between the two indices from September 2012 and September 2013. One possible explanation for this divergence is that because mortgage rates were so low for so long before finally increasing in 2013, many borrowers may now believe that they have missed the opportunity to refinance. It is a central question in the Agency RMBS market whether these subdued refinancing speeds will continue to persist, and if so, for how long.

6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
MBA Refinance Index
(Application Volume)
3.0%
3.2%
3.4%
3.6%
3.8%
4.0%
4.2%
4.4%
4.6%
4.8%
Freddie Mac Survey
30-Year Fixed Mortgage Rate (inverted)
09/2012
10/2012
11/2012
12/2012
01/2013
02/2013
03/2013
04/2013
05/2013
06/2013
07/2013
08/2013
09/2013
10/2013
11/2013
12/2013
01/2014
02/2014
03/2014
04/2014
05/2014
06/2014
MBA Refinance Index
Freddie Mac Survey 30-Year Fixed Mortgage Rate

GSE Developments
On May 13, 2014, Mel Watt, Director of the FHFA, presented the FHFA's 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac, or the "Strategic Plan," and the 2014 Conservatorship Scorecard for Fannie Mae and Freddie Mac. The Strategic Plan outlines the FHFA's plan to clarify and refine representation and warranty guidelines. Examples offered by Watt include the GSE's relaxation of payment history requirements and elimination of automatic repurchases when mortgage insurance is rescinded. Reflective of his tendency to favor policies that promote affordability through expanded credit, Watt announced that the FHFA will maintain conforming loan limits for GSEs rather than implementing the reductions that were proposed in late 2013 by former FHFA director Ed DeMarco. Credit risk transfers to private investors, which increase capital flows while reducing tax payer risk, are to grow to $90 billion per agency, triple the amount required in 2013. The FHFA continues to re-evaluate the implementation of DeMarco's proposed initiative to raise guarantee fees, or "g-fees," on new Fannie Mae and Freddie Mac business. G-fees are the fees charged by the GSEs to include mortgage loans in Agency pools, and thereby insure the mortgage loan against loss. Since these fees are passed on to borrowers whose loans are originated for inclusion in Agency pools, increased g-fees have the effect of reducing housing affordability for GSE borrowers, but potentially make it more attractive for private lenders to replace the GSEs. Decreased expectations of g-fee increases are suggestive of potentially faster prepayment speeds.
Under Watt, the FHFA has reinvigorated the Home Affordable Finance Program, or "HARP," outreach effort by hosting town hall-style meetings in areas with high concentrations of borrowers eligible for the program, which targets high LTV loans owned or guaranteed by GSEs. We believe this may result in only marginally higher prepayments for higher coupon loans to pre-HARP borrowers.

To date, no definitive legislation has been enacted with respect to a possible unwinding of the GSEs or a material reduction in their roles in the U.S. mortgage market. There have been several proposals offered by members of Congress, including the Corker-Warner bill introduced in June 2013, the Johnson-Crapo bill introduced in March 2014, and the Partnership to Strengthen Homeownership Act, which was introduced in July 2014. Though it appears unlikely that one of these bills will be passed in its current form, features may be incorporated into future proposals.
The Johnson-Crapo bill would create a new regulator, the Federal Mortgage Insurance Corp., or "FMIC." The FMIC's backing for MBS would come in the form of a Mortgage Insurance Fund, which would be designed to protect investors' losses beyond a 10% first-loss position held by private investors. The FMIC would supervise private-sector participants in the mortgage sector and provide additional means of support to the mortgage market during economic downturns. The FMIC would also be responsible for establishing securitization standards and underwriting requirements for any loans that are included in securities guaranteed by the FMIC. The Johnson-Crapo bill also details how regulators would wind down Fannie Mae and Freddie Mac, and begin the transition to the new housing finance system. The plan provides for the process to take place over a five-year period, at the end of which the FMIC would be required to have met several benchmarks, including establishing a new securitization platform and approving a "sufficient number" of guarantors, aggregators, private mortgage insurers, and multi-family guarantors.
The Partnership to Strengthen Homeownership Act proposes a Ginnie Mae insurance program whereby private investors would own a minimum 5% first-loss position in all pools guaranteed by the agency, with Ginnie Mae and a private reinsurer sharing the remaining 95% of the risk on a pari passu basis. Provisions for the wind-down and potential privatization and recapitalization of Fannie Mae and Freddie Mac are also provided.
Passage of any GSE reform bill before the upcoming mid-term elections in November will be challenging. Ultimately, we believe that a reduced role for (or elimination of) the GSEs would present many opportunities for us and other private investors to fill the resulting void.
Bank Regulatory Capital Changes
Upcoming changes in banking regulations could impact MBS and ABS pricing, as well as the availability and cost of financing of MBS and ABS assets. The Federal Reserve's current implementation of the Basel III rules on bank Supplementary Leverage Ratios, or "SLRs," will significantly curtail the extent to which banks will be permitted to net certain repo and reverse repo agreements against each other when calculating their capital requirements. In addition, rules recently adopted by the Federal Reserve, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency will require the largest U.S. bank holding companies to hold capital equal to 5% of total assets, thus going beyond the 3% minimum set by Basel III rules. As a consequence, in an effort to maximize return on equity, banks may be incentivized to reduce their repo financing operations, especially for lower-profit-margin financings such as those involving U.S. Treasury securities and Agency RMBS. U.S. banking regulators also released a notice of proposed rulemaking outlining some minor changes to the SLR rules that would make the U.S. SLR definitions more similar to those currently used in Europe. In particular, these proposed rules would result in slightly more stringent capital treatment of repo lending activities. In addition, full implementation of Basel III regulations, in particular the carve-out rules related to accumulated other comprehensive income, or "AOCI," are likely to reduce bank demand for assets with higher duration, and as a result could hurt the liquidity of the tradable MBS market. Under the AOCI carve-out rules, banks with more than $250 billion in assets will be required to include mark-to-market gains and losses on available-for-sale, or "AFS," securities when calculating their Tier 1 capital. This incentivizes banks to classify Agency RMBS as held-to-maturity and other illiquid assets, effectively locking more bank-held Agency RMBS out of the tradable market, and thus reducing market liquidity. In addition, banks will likely want to reduce the risk of their AFS securities holdings, which will incentivize them to hold lower duration assets such as 15-year Agency RMBS. While our access to repo financing continues to not be negatively impacted, it is still possible that certain of our lending institutions could, in the future, decide to curtail their repo lending activities in response to these developments, particularly in connection with repo financing on Agency RMBS. However, it is also possible that these changes will create opportunities for smaller banks and/or non-bank lenders to enter the repo financing market, and in fact we continue to see smaller broker-dealers becoming more active in the Agency pool repo financing market.
Portfolio Overview and Outlook
Agency
Agency RMBS rallied in the second quarter, continuing the first quarter trend. Our Agency RMBS are principally comprised of "specified pools." Specified pools are fixed rate Agency pools with special prepayment characteristics, such as pools comprised of low loan balance mortgages, pools comprised of mortgages backed by investor properties, pools containing mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and pools containing mortgages with various other prepayment characteristics.

As discussed above in "—Federal Reserve and Monetary Policy," the Federal Reserve has continued to taper its monthly purchases of Agency RMBS and U.S. Treasury securities. While the Federal Reserve will likely cease its monthly bond purchases by the fall of this year, it has stated that it will continue to reinvest paydown proceeds from its held portfolio into additional Agency RMBS and U.S. Treasury securities. Similar to the first quarter, the additional supply of Agency RMBS that resulted from the taper was readily absorbed during the second quarter by other market participants. As the Federal Reserve continues to reduce its purchases, its market dominance will further wane, which we believe will create additional opportunities for us and other private investors.
During the second quarter, our Agency RMBS purchasing activity continued to focus primarily on higher coupon specified pools. As in the first quarter, pay-ups (price premiums for specified pools relative to their generic pool "TBA" counterparts) increased during the second quarter, thus continuing the reversal of last year's pay-up declines. Notwithstanding these increases of the past two quarters, pay-ups for many specified pool sectors remain well below their previous highs. Yield spreads on fixed rate reverse mortgage pools, which had tightened about 30 basis points during the first quarter, continued this trend and tightened an additional 10-15 basis points in the second quarter, as issuance of reverse mortgage pools continued to slow. In light of this yield spread tightening, we sold some of our holdings of reverse mortgage pools during the second quarter, thereby monetizing gains.
Prepayment rates increased only marginally in the second quarter, and they remain low by historical standards relative to the current level of mortgage rates. However, based on observations in the beginning of the third quarter, we believe that prepayments may soon begin to increase. As a result, we are still finding it attractive to buy pools with prepayment protection, particularly in those sectors that are more susceptible to increased prepayments. During the second quarter, we slightly reduced our holdings of pools backed by 30-year mortgages in favor of those backed by 15-year mortgages and those backed by adjustable rate mortgages. For the second consecutive quarter, and despite an approximate 25 basis point drop in mortgage rates during April and May, our Agency interest only securities performed well, as prepayments increased but remained relatively low.
While Agency RMBS prices generally increased in the second quarter, over the near term we believe that the combined effects of continued Federal Reserve tapering and a potential rise in mortgage originations may ultimately put pressure on valuations of Agency RMBS. We also think it is unlikely that interest rate volatility will remain as subdued as it was in the first and second quarters. While both of these factors may weigh on the performance of Agency RMBS relative to U.S. Treasury securities, we believe that each of these factors should weigh more heavily on TBAs as compared to specified pools, so they should actually support specified pool pay-ups. As the Federal Reserve continues to taper its Agency RMBS purchases, which are concentrated in purchases of TBAs, specified pools should outperform TBAs. The effects of the taper can already be observed in the TBA roll market: TBA roll prices in early July were noticeably weaker than they were at the beginning of the second quarter. We have also noted that as dealer balance sheets contract in light of regulatory changes, and risk appetite decreases, the depth of the Agency RMBS market has weakened somewhat. Essentially, this means that the amount of a particular asset that can be bought or sold without materially impacting its price has declined. At the same time, however, the decline in competition from dealers is helping us to find attractive opportunities to purchase assets.
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
Over the course of the second quarter and consistent with our strategy, we continued to hedge against the risk of rising interest rates, primarily with interest rate swaps and TBAs. Since long-term interest rates declined during the quarter, our interest rate hedges generated net losses, thereby partially reducing the impact of increasing asset prices. Notwithstanding the recent trend of declining interest rates and the relatively muted level of volatility, we believe the risk of higher near-term volatility in the Agency RMBS market remains.

Non-Agency
In the non-Agency RMBS market, credit spreads continued to tighten over the course of the second quarter, as strong investor appetite, propelled in large part by retail bond fund inflows, has fueled demand for higher yielding assets among fixed income products. While non-Agency RMBS credit spreads have tightened, we are still finding attractive buying opportunities, for example, in sectors where we believe defaults have finally "burned out," but where market prices have yet to reflect much default burnout. At the same time, we have taken advantage of the spread tightening by opportunistically selling assets that we believe have become overvalued, since we continue to believe that certain non-Agency RMBS sectors may now have limited remaining upside potential. For example, we believe that the recent increases in home prices have led the market to ascribe too much value to certain later vintage sub-prime RMBS securities. In fact, we believe that the combination of longer resolution timelines and adverse selection of the remaining delinquent loans within these securities implies that loss severities may not come down at all. As yields continue to compress in the non-Agency RMBS market, factors such as these make prudent and careful security selection, based on loan level analysis performed on a security by security basis, of paramount importance.
While we believe that fundamental factors, such as home price appreciation and a declining foreclosure inventory, remain relatively positive for non-Agency RMBS, we believe that on the technical side the non-Agency MBS market remains vulnerable, especially to a resumption of increases in long-term interest rates. The non-Agency MBS market has become dominated by large bond mutual funds, and is therefore now driven indirectly by the large-scale behavior of retail investors. This behavior tends to be much more momentum-driven, as evidenced in mid-2013 when the increase in U.S. Treasury yields was followed by substantial retail bond outflows, thereby putting downward pressure on prices as redemptions forced bond mutual fund managers to sell assets. This technical vulnerability has been heightened further by the fact that dealers, faced with regulatory requirements such as Basel III and the Volcker Rule, are no longer willing to hold large inventories of non-Agency MBS, and thus are no longer able to absorb large-scale selling by bond funds into their inventories. In the meantime, however, demand for non-Agency MBS assets remains strong. As of June 30, 2014, our non-Agency RMBS portfolio was $35.7 million, as compared to $32.0 million as of March 31, 2014.
Financing
During the first six months of 2014, we have continued to find repo financing to be readily available for Agency RMBS. In fact, dealers have actually increased their appetite for providing repo financing for Agency specified pools. As a result of this increased competition, our weighted average borrowing rate as of June 30, 2014 declined to 0.33% from 0.35% as of March 31, 2014 and 0.38% as of December 31, 2013. To date, our borrowings have consisted solely of repos collateralized by Agency RMBS. Our average haircuts on our repo borrowings have also modestly declined as compared to December 31, 2013. We have found increased repo lending appetite from both larger and smaller dealers with more competitive terms. As of June 30, 2014, our outstanding repos were with 10 different counterparties.
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
Accounting for Mortgage-Backed Securities: Investments in mortgage-backed securities are recorded on trade date. We have chosen to make a fair value election pursuant to ASC 825-10, Financial Instruments, for our mortgage-backed securities portfolio. Electing the fair value option allows us to record changes in fair value in our Consolidated Statement of Operations, which, in our view, more appropriately reflects the results of our operations for a particular reporting period as all securities activities will be recorded in a similar manner. As such, the mortgage-backed securities are recorded at fair market value on our Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on our Consolidated Statement of Operations as a component of Change in net unrealized gains (losses) on mortgage-backed securities.
Realized gains or losses on sales of mortgage-backed securities are included in Net realized gains (losses) on mortgage-backed securities on the Consolidated Statement of Operations, and are recorded at the time of disposition. The cost of positions sold is calculated based on identified cost. Principal write-offs are generally treated as realized losses.
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

Financial Condition
Investment portfolio
The following tables summarize our investment portfolio as of June 30, 2014 and December 31, 2013:
June 30, 2014:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$166,910	$7,816	$174,726	$1,147	$(290)	$175,583	3.36%	2.46%	5.64
20-year fixed rate mortgages	10,158	604	10,762	174	—	10,936	4.00%	2.71%	7.11
30-year fixed rate mortgages	957,162	52,577	1,009,739	14,530	(4,185)	1,020,084	4.07%	3.27%	9.05
ARMs	66,864	3,722	70,586	152	(198)	70,540	4.20%	3.52%	7.33
Reverse mortgages	15,824	1,284	17,108	249	—	17,357	4.77%	2.48%	4.17
Interest only securities	n/a	n/a	12,469	2,484	(677)	14,276	4.20%	15.26%	3.86
Total Agency RMBS	1,216,918	66,003	1,295,390	18,736	(5,350)	1,308,776	4.00%	3.27%	7.99
Non-Agency RMBS	55,395	(23,307)	32,088	3,821	(241)	35,668	2.38%	9.83%	5.97
Total RMBS	$1,272,313	$42,696	$1,327,478	$22,557	$(5,591)	$1,344,444	3.94%	3.43%	7.91
December 31, 2013:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$179,906	$7,153	$187,059	$65	$(3,252)	$183,872	3.09%	2.52%	5.76
30-year fixed rate mortgages	1,029,629	41,565	1,071,194	490	(28,111)	1,043,573	3.79%	3.30%	9.80
Adjustable rate mortgages	43,525	2,647	46,172	46	(103)	46,115	4.72%	3.24%	3.79
Reverse mortgages	7,581	673	8,254	16	(2)	8,268	4.85%	2.90%	3.41
Interest only securities	n/a	n/a	10,718	2,841	(32)	13,527	3.97%	11.79%	5.02
Total Agency RMBS	1,260,641	52,038	1,323,397	3,458	(31,500)	1,295,355	3.75%	3.26%	8.67
Non-Agency RMBS	50,006	(21,327)	28,679	2,196	(194)	30,681	2.84%	9.12%	5.54
Total RMBS	$1,310,647	$30,711	$1,352,076	$5,654	$(31,694)	$1,326,036	3.72%	3.38%	8.56

(1)
Average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual lives of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

The vast majority of our capital is allocated to our Agency RMBS strategy, which we began implementing in April 2013 and which includes investments in Agency pools and Agency CMOs. Within this strategy, we generally target Agency RMBS pools that, taking into account their particular composition and based on our prepayment projections: (1) will generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) will have less prepayment sensitivity to government policy shocks and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months when actual prepayment experience can be observed. As of both June 30, 2014 and December 31, 2013, investments in non-Agency RMBS constituted a relatively small portion of our total investments.

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of June 30, 2014 and December 31, 2013:

(In thousands)	June 30, 2014	December 31, 2013
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$385	$1
TBA securities sale contracts	—	2,262
Fixed payer interest rate swaps	9,730	32,700
Total financial derivatives–assets, at fair value:	$10,115	$34,963
Financial derivatives–liabilities, at fair value:
TBA securities sale contracts	(3,347)	(28)
Fixed payer interest rate swaps	(2,536)	(956)
Swaptions	(924)	(85)
Total financial derivatives–liabilities, at fair value:	$(6,807)	$(1,069)
Total	$3,308	$33,894
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
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of June 30, 2014 and December 31, 2013. We had no other borrowings outstanding.

	June 30, 2014			December 31, 2013
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$397,482	0.33%	15	$338,700	0.35%	14
31-60 days	469,254	0.32	44	531,799	0.39	46
61-90 days	327,111	0.35	74	326,386	0.38	72
91-120 days	29,512	0.38	106	109,476	0.45	100
121-150 days	23,005	0.35	136	3,986	0.56	136
151-180 days	39,229	0.36	169	—	—	—
Total	$1,285,593	0.33%	50	$1,310,347	0.38%	49
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of both June 30, 2014 and December 31, 2013, our borrowings consisted entirely of repurchase agreements collateralized by our Agency RMBS. Because our strategy is flexible, dynamic, and opportunistic, our overall leverage will vary over time. As of June 30, 2014 and December 31, 2013, our total debt-to-equity ratio was 7.52 to 1 and 7.84 to 1, respectively. Collateral transferred with respect to our outstanding repo borrowings as of June 30, 2014 and December 31, 2013 had an aggregate fair value of $1.3 billion and $1.4 billion, respectively, and was entirely comprised of Agency RMBS.
Shareholders' Equity
As of June 30, 2014, our shareholders' equity increased to $171.0 million from $167.2 million as of December 31, 2013. This increase principally consisted of an increase in net income partially offset by dividends declared. As of June 30, 2014, our book value per share was $18.71 as compared to $18.29 as of December 31, 2013.
As of December 31, 2013, our shareholders' equity increased to $167.2 million from $31.0 million as of December 31, 2012. On May 1, 2013, we priced an initial public offering of our common shares, pursuant to which we sold 6,450,000 shares to the public at a price of $20.00 per share. Concurrent with the initial public offering, we completed a private placement with our initial shareholders which resulted in gross proceeds to us of $21.0 million and the issuance of 1,050,000 shares at a price of $20.00 per share. Total gross proceeds from the initial public offering and concurrent private placement were $150.0 million. Proceeds, net of offering costs, were approximately $148.5 million. In addition, for the year ended December 31, 2013, we recorded a net loss of $1.9 million. Our net loss was primarily the result of net realized and unrealized losses on our mortgage-backed securities, partially offset by net realized and unrealized gain on our financial derivatives and net interest income. Our Board of Trustees declared three dividends during the year ended December 31, 2013 totaling $1.14 per share. For the year ended December 31, 2013, total cash dividends paid or payable amounted to $10.4 million and we have also incurred $0.05 million of stock based compensation costs. As of December 31, 2013, our book value per share was $18.29 as compared to $18.96 as of December 31, 2012.

Results of Operations for the Three Month Periods Ended June 30, 2014 and 2013:
The following table summarizes our results of operations for the three month periods ended June 30, 2014 and 2013:

(In thousands except for per share amounts)	Three Month Period Ended June 30, 2014	Three Month Period Ended June 30, 2013
Net Interest income
Net interest income	$10,505	$3,785
Expenses
Management fees	567	703
Other operating expenses	750	658
Total expenses	1,317	1,361
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on mortgage-backed securities	25,806	(48,790)
Net realized and change in net unrealized gains (losses) on financial derivatives	(23,944)	36,662
Total Other Income (Loss)	1,862	(12,128)
Net Income (Loss)	$11,050	$(9,704)
Net Income (Loss) Per Common Share	$1.21	$(1.55)
Core Earnings
Core Earnings consists of net income (loss), excluding realized and unrealized gains and losses on mortgage-backed securities and financial derivatives, and, if applicable, items of income or loss that are of a non-recurring nature. Core Earnings includes net realized and unrealized gains and losses associated with payments and accruals of periodic payments on interest rate swaps. Core Earnings is a supplemental non-GAAP financial measure that we present as an additional measure of our operating performance. We believe Core Earnings provides information useful to investors because it is a metric utilized by management to assess our performance and to evaluate the effective net yield provided by our portfolio. Moreover, one of our objectives is to generate income from the net interest margin on our portfolio, and we use Core Earnings to help measure the extent to which we are achieving this objective. However, because Core Earnings is an incomplete measure of our financial results and differs from net income (loss) computed in accordance with GAAP, it should be considered as supplementary to, and not as a substitute for, our net income (loss) computed in accordance with GAAP.
The table below reconciles Core Earnings for the three month periods ended June 30, 2014 and 2013 to the line, Net Income (Loss), on our Consolidated Statement of Operations, which we believe is the most directly comparable GAAP measure:

(In thousands except share amounts)	Three Month Period Ended June 30, 2014	Three Month Period Ended June 30, 2013
Net Income (Loss)	$11,050	$(9,704)
Less:
Net realized gains (losses) on mortgage-backed securities	382	(3,006)
Net realized gains (losses) on financial derivatives, excluding periodic payments(1)	(7,053)	8,445
Change in net unrealized gains (losses) on mortgage-backed securities	25,424	(45,784)
Change in net unrealized gains (losses) on financial derivatives, excluding accrued periodic payments(2)	(14,533)	29,328
Subtotal	4,220	(11,017)
Core Earnings	$6,830	$1,313
Weighted Average Shares Outstanding	9,139,842	6,248,763
Core Earnings Per Share	$0.75	$0.21

(1)
For the three month period ended June 30, 2014, represents Net realized gains (losses) on financial derivatives of $(11,155) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(4,102). For the three month period ended June 30, 2013, represents Net realized gains (losses) on financial derivatives of $8,376 less Net realized gains (losses) on periodic settlements of interest rate swaps of $(69). See Note 5 in the notes to the consolidated financial statements.

(2)
For the three month period ended June 30, 2014, represents Net change in unrealized gains (losses) on financial derivatives of $(12,789) less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $1,744. For the three month period ended June 30, 2013, represents Net change in unrealized gains (losses) on financial derivatives of $28,286 less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(1,042). See Note 5 in the notes to the consolidated financial statements.

Net Income (Loss)
We had net income for the three month period ended June 30, 2014 of $11.1 million, or $1.21 per share, and we had Core Earnings of $6.8 million, or $0.75 per share. For the three month period ended June 30, 2013, we had net loss of $(9.7) million, or $(1.55) per share, and we had Core Earnings of $1.3 million, or $0.21 per share. The increase in net income period over period was principally due to an increase in interest income as well as an increase in change in unrealized gains (losses) on mortgage-backed securities.
Interest Income
Our primary source of income is the interest earned on our mortgage-backed securities. We began purchasing Agency RMBS in April 2013. Our portfolio as of both June 30, 2014 and 2013 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS, and we earned approximately $11.6 million and $4.3 million in interest income on these securities for the three month periods ended June 30, 2014 and 2013, respectively. The increase in interest income period over period was due to our larger portfolio during the three month period ended June 30, 2014, as we were still ramping up our RMBS portfolio during the three month period ended June 30, 2013. For the three month period ended June 30, 2014, the weighted average yield on our mortgage-backed securities was 3.43%.
Interest Expense
For the three month periods ended June 30, 2014 and 2013, the vast majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. Our average outstanding borrowings for the three month period ended June 30, 2014 was $1.24 billion, resulting in an average cost of funds of 0.34%. Our average outstanding borrowings for the three month period ended June 30, 2013 was $550.7 million, resulting in an average cost of funds of 0.38%. Our interest expense for the three month period ended June 30, 2014 was $1.1 million as compared to $0.5 million for the three month period ended June 30, 2013. This increase was mainly due to our increased repo borrowings. The following table shows information related to our average cost of funds for the three month periods ended June 30, 2014 and 2013.

($ in thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
Three Month Period Ended June 30, 2014	$1,239,899	$1,057	0.34%	0.15%	0.32%
Three Month Period Ended June 30, 2013	$550,721	$523	0.38%	0.20%	0.42%
As an alternative measure of our cost of funds, we add to our average interest cost the net periodic amounts paid or payable by us on our interest rate swaps as a percentage of our average outstanding borrowings. Our net periodic expense paid or payable under our interest rate swaps was $2.4 million for the three month period ended June 30, 2014, or 0.76% of our average outstanding borrowings, thereby resulting in average cost of funds including interest rate swaps of 1.10%. Our net periodic expense paid or payable under our interest rate swaps was $1.1 million for the three month period ended June 30, 2013, or 0.81% of our average outstanding borrowings, thereby resulting in average cost of funds including interest rate swaps of 1.19%.This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Management Fees
For the three month periods ended June 30, 2014 and 2013, our management fee expense was approximately $0.6 million and $0.7 million, respectively, which is based on shareholders' equity at the end of each quarter, excluding any unrealized gains (losses) included in shareholders' equity. The decrease in management fees for the three month period ended June 30, 2014 was primarily due to an increase in unrealized gains on mortgage-backed securities and financial derivatives for the three month period ended June 30, 2014 as compared to the three month period ended June 30, 2013.

Other Operating Expenses
Other operating expenses include professional fees and various other expenses necessary to operate our business. Other operating expenses for the three month period ended June 30, 2014 were approximately $0.8 million, while for the three month period ended June 30, 2013, our other operating expenses were $0.7 million. The increase in operating expenses period over period is due to the commensurate ramp-up in our operations following our May 2013 initial public offering. Our expense ratio, which represents our management fees and other operating expenses as a percentage of our average shareholders' equity was 3.1% on an annualized basis for the three month period ended June 30, 2014, as compared to 5.3% for the three month period ended June 30, 2013.
Other Income (Loss)
Other income (loss) consisted of net realized and net change in unrealized gain (losses) on mortgage-backed securities and financial derivatives. For the three month period ended June 30, 2014, other income was $1.9 million, and consisted of net realized and unrealized gains of $25.8 million on our mortgage-backed securities, primarily our Agency RMBS, partially offset by net realized and unrealized losses of approximately $23.9 million on our financial derivatives. Similar to the first quarter, long-term interest rates declined during the second quarter, causing our mortgage-backed securities to increase in value and our interest rate hedges to decline in value. Other loss for the three month period ended June 30, 2013 was $12.1 million and consisted of net realized and unrealized losses on our mortgage-backed securities of $48.8 million partially offset by realized and unrealized gains of $36.7 million on our financial derivatives.
Results of Operations for the Six Month Periods Ended June 30, 2014 and 2013:
The following table summarizes our results of operations for the six month periods ended June 30, 2014 and 2013:

(In thousands except for per share amounts)	Six Month Period Ended June 30, 2014	Six Month Period Ended June 30, 2013
Net Interest income
Net interest income	$21,309	$4,067
Expenses
Management fees	1,159	823
Other operating expenses	1,552	734
Total expenses	2,711	1,557
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on mortgage-backed securities	40,362	(47,746)
Net realized and change in net unrealized gains (losses) on financial derivatives	(45,149)	36,662
Total Other Income (Loss)	(4,787)	(11,084)
Net Income (Loss)	$13,811	$(8,574)
Net Income (Loss) Per Common Share	$1.51	$(2.17)

Core Earnings
The table below reconciles Core Earnings for the six month periods ended June 30, 2014 and 2013 to the line, Net Income (Loss), on our Consolidated Statement of Operations, which we believe is the most directly comparable GAAP measure:

(In thousands except share amounts)	Six Month Period Ended June 30, 2014	Six Month Period Ended June 30, 2013
Net Income (Loss)	$13,811	$(8,574)
Less:
Net realized gains (losses) on mortgage-backed securities	(2,643)	(2,117)
Net realized gains (losses) on financial derivatives, excluding periodic payments(1)	(9,668)	8,445
Change in net unrealized gains (losses) on mortgage-backed securities	43,005	(45,629)
Change in net unrealized gains (losses) on financial derivatives, excluding accrued periodic payments(2)	(30,745)	29,328
Subtotal	(51)	(9,973)
Core Earnings	$13,862	$1,399
Weighted Average Shares Outstanding	9,139,842	3,953,820
Core Earnings Per Share	$1.52	$0.35

(1)
For the six month period ended June 30, 2014, represents Net realized gains (losses) on financial derivatives of $(14,564) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(4,896). For the six month period ended June 30, 2013, represents Net realized gains (losses) on financial derivatives of $8,376 less Net realized gains (losses) on periodic settlements of interest rate swaps of $(69). See Note 5 in the notes to the consolidated financial statements.

(2)
For the six month period ended June 30, 2014, represents Net change in unrealized gains (losses) on financial derivatives of $(30,585) less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $160. For the six month period ended June 30, 2013, represents Net change in unrealized gains (losses) on financial derivatives of $28,286 less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(1,042). See Note 5 in the notes to the consolidated financial statements.

Net Income (Loss)
We had net income for the six month period ended June 30, 2014 of $13.8 million, or $1.51 per share, and we had Core Earnings of $13.9 million, or $1.52 per share. For the six month period ended June 30, 2013, we had a net loss of $(8.6) million, or $(2.17) per share, and we had Core Earnings of $1.4 million, or $0.35 per share. The increase in net income period over period was principally due to an increase in interest income as well as a decrease in net realized and unrealized losses on our mortgage-backed securities and financial derivatives.
Interest Income
Our portfolio as of both June 30, 2014 and 2013 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. We earned approximately $23.5 million and $4.6 million in interest income on these securities for the six month periods ended June 30, 2014 and 2013, respectively. The increase in interest income period over period was due to our larger portfolio during the six month period ended June 30, 2014 as we were still ramping up our portfolio during the six month period ended June 30, 2013. For the six months ended June 30, 2014, the weighted average yield on our mortgage-backed securities was 3.45%. For the six month period ended June 30, 2014, interest income includes $0.3 million related to the effects of a downward adjustment to premium amortization (accompanied by a corresponding $0.3 million downward adjustment to realized and unrealized gains), as higher interest rates have caused a decline in prepayments.
Interest Expense
For the six month periods ended June 30, 2014 and 2013, the vast majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. Our average outstanding borrowings for the six month period ended June 30, 2014 was $1.25 billion, resulting in an average cost of funds of 0.36%. Our average outstanding borrowings for the six month period ended June 30, 2013 was $276.9 million, resulting in an average cost of funds of 0.38%. Our interest expense for the six month period ended June 30, 2014 was $2.2 million as compared to $0.5 million for the six month period ended June 30, 2013. This increase was mainly due to our increased average outstanding repo borrowings, as we did not have any repurchase agreements prior to April 2013.

The following table shows information related to our average cost of funds for the six month periods ended June 30, 2014 and 2013.

($ in thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
Six Month Period Ended June 30, 2014	$1,249,844	$2,205	0.36%	0.15%	0.33%
Six Month Period Ended June 30, 2013	$276,882	$523	0.38%	0.20%	0.42%
As an alternative measure of our cost of funds, we add to our average interest cost the net periodic amounts paid or payable by us on our interest rate swaps as a percentage of our average outstanding borrowings. Our net periodic expense paid or payable under our interest rate swaps was $4.7 million for the six month period ended June 30, 2014, or 0.76% of our average outstanding borrowings, thereby resulting in an average cost of funds including interest rate swaps of 1.12%. Our net periodic expense paid or payable under our interest rate swaps was $1.1 million for the six month period ended June 30, 2013, or 0.81% of our average outstanding borrowings, thereby resulting in an average cost of funds including interest rate swaps of 1.19%. This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Management Fees
For the six month periods ended June 30, 2014 and 2013, our management fee expense was approximately $1.2 million and $0.8 million, respectively, which is based on shareholders' equity at the end of each quarter, excluding any unrealized gains (losses) included in shareholders' equity. The increase in management fees for the six month period ended June 30, 2014 was primarily due to our larger capital base.
Other Operating Expenses
Other operating expenses include professional fees and various other expenses necessary to operate our business. Other operating expenses for the six month period ended June 30, 2014 were approximately $1.6 million, while for the six month period ended June 30, 2013, our other operating expenses were approximately $0.7 million. The increase in operating expenses period over period is due to the commensurate ramp-up in our operations following our May 2013 initial public offering. Our expense ratio, which represents our management fees and other operating expenses as a percentage of our average shareholders' equity was 3.2% on an annualized basis for the six month period ended June 30, 2014, as compared to 4.3% for the six month period ended June 30, 2013.
Other Income (Loss)
Other income (loss) consisted of net realized and net change in unrealized gain (losses) on mortgage-backed securities and financial derivatives. For the six month period ended June 30, 2014, other loss was $4.8 million, and consisted of net realized and unrealized losses of $45.1 million on our financial derivatives, partially offset by net realized and unrealized gains of approximately $40.4 million on our mortgage-backed securities, primarily our Agency RMBS. Long-term interest rates declined over the course of the six month period, causing our mortgage-backed securities to increase in value and our derivatives to decline in value. Other loss for the six month period ended June 30, 2013 was $11.1 million and consisted of net realized and unrealized losses of $47.7 million on our RMBS, principally our Agency RMBS, partially offset by net realized and unrealized gains of approximately $36.7 million on our financial derivatives.
Liquidity and Capital Resources
Liquidity refers to our ability to meet our cash needs, including repaying our borrowings, funding and maintaining RMBS and other assets, paying dividends, and other general business needs. Our short-term (one year or less) and long-term liquidity requirements include acquisition costs for assets we acquire, payment of our management fee, compliance with margin requirements under our repurchase agreements, TBA and other financial derivative contracts, repayment of repurchase agreement borrowings to the extent we are unable or unwilling to extend our repurchase agreements, the payment of dividends, and payment of our general operating expenses. Our capital resources primarily include cash on hand, cash flow from our investments (including monthly principal and interest payments received on our RMBS and proceeds from the sale of mortgage-backed securities), borrowings under repurchase agreements, and proceeds from equity offerings. We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs.
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
As of both June 30, 2014 and December 31, 2013, we had $1.3 billion outstanding under our repurchase agreements. As of June 30, 2014, we had MRAs in place with twelve counterparties and our outstanding repurchase agreements were with ten counterparties.
Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table reflects counterparties for which the amounts at risk relating to the Company's repurchase agreements was greater than 5% of shareholders' equity as of June 30, 2014 and December 31, 2013.
June 30, 2014:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
Deutsche Bank Securities	$14,288	58	8.4%
Bank of America Securities	$12,460	62	7.3%
RBC Capital Markets LLC	$11,223	48	6.6%
Barclays Capital Inc.	$9,924	32	5.8%
J.P. Morgan Securities Inc.	$9,203	58	5.4%

(1)	Amounts at risk exclude, in aggregate, $3.1 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
December 31, 2013:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
Deutsche Bank Securities	$20,180	29	12.1%
J.P. Morgan Securities Inc.	$13,919	54	8.3%
Bank of America Securities	$11,588	69	6.9%

(1)	Amounts at risk exclude, in aggregate, $2.3 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such reverse repo borrowing is adequately collateralized. As of June 30, 2014 and December 31, 2013, the weighted average contractual haircut applicable to the assets that serve as collateral for the Company's outstanding repo borrowings was 4.3% and 4.6%, respectively. As of both June 30, 2014 and December 31, 2013, all of the Company's repo borrowings were related to its Agency RMBS.
We held cash and cash equivalents of approximately $49.9 million and $50.1 million as of June 30, 2014 and December 31, 2013, respectively.

We may declare dividends based on, among other things, our earnings, our financial condition, the REIT qualification requirements of the Internal Revenue Code, our working capital needs and new opportunities. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Trustees. The following table sets forth the dividend distributions authorized by the Board of Trustees for the periods indicated below:
Six Month Period Ended June 30, 2014

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.55	$5,027	March 12, 2014	March 31, 2014	April 28, 2014
Second Quarter	$0.55	$5,027	June 17, 2014	June 30, 2014	July 25, 2014
Six Month Period Ended June 30, 2013

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
Second Quarter	$0.14	$1,279	June 18, 2013	June 28, 2013	July 26, 2013
The Board of Trustees did not declare any cash dividends prior to the second quarter of 2013.
For the six month period ended June 30, 2014, our operating activities provided net cash of $9.9 million and our investing activities provided net cash of $24.3 million. Our repo activity used to finance our Agency RMBS (including repayments, in conjunction with the sales of Agency RMBS, of amounts borrowed under our repurchase agreements) used net cash of $24.8 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $9.4 million. We used $9.6 million to pay dividends. As a result of these activities, there was a decrease in our cash holdings of $0.2 million from $50.1 million as of December 31, 2013 to $49.9 million as of June 30, 2014.
For the six month period ended June 30, 2013, our operating activities used net cash of $14.0 million and our investing activities used net cash of $1.32 billion. Thus our operating and investing activities, when combined, used net cash of $1.33 billion for the six month period ended June 30, 2013. We received $150.0 million in gross proceeds from issuance of common shares. We also received cash from borrowing under repurchase agreements (net of repayments) of $1.22 billion. We used $0.1 million to pay offering costs. As a result of these activities, there was an increase in our cash holdings of $34.2 million from $18.2 million as of December 31, 2012 to $52.3 million as of June 30, 2013.
On August 13, 2013, our Board of Trustees approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. No purchases have been made under the program to date.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both June 30, 2014 and December 31, 2013, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of June 30, 2014 we had $1.3 billion of outstanding borrowings with ten counterparties and as of December 31, 2013 we had $1.3 billion of outstanding borrowings with nine counterparties. As of June 30, 2014, we had MRAs with twelve counterparties. We expect to continue to have discussions with various other financial institutions in order to expand our repurchase agreement capacity.
Off-Balance Sheet Arrangements
As of June 30, 2014 and December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
Interest Rate Risk
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with most of our assets and liabilities. For some securities in our portfolio, the coupon interest rates on, and therefore also the values of, such securities are highly sensitive to interest rate movements, such as inverse floating rate RMBS, which benefit from falling interest rates. Subject to qualifying and maintaining our qualification as a REIT and our exemption from registration under the Investment Company Act, we opportunistically hedge our interest rate risk by entering into interest rate swaps, TBAs, U.S. Treasury securities, Eurodollar and U.S. Treasury futures, and other instruments. In general, such hedging instruments are used to offset the large majority of the interest rate risk we estimate to arise from our repurchase agreement indebtedness associated with our Agency RMBS positions. Hedging instruments may also be used to offset a portion of the interest rate risk arising from our repurchase agreement liabilities associated with non-Agency RMBS positions, if any.

In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of June 30, 2014, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in Value for a Decrease in Interest Rates by		Estimated Change in Value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS, excluding TBAs	$24,020	$39,610	$(32,450)	$(73,329)
TBAs	(7,896)	(12,530)	11,161	25,584
Non-Agency RMBS	516	1,056	(493)	(962)
Interest Rate Swaps and Swaptions	(19,033)	(38,911)	18,186	35,526
Repurchase Agreements	(584)	(584)	857	1,715
Total	$(2,977)	$(11,359)	$(2,739)	$(11,466)
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our June 30, 2014 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Special Note Regarding Forward-Looking Statements."
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. Other Information
Pursuant to Section 13(r) of the Exchange Act, if during the fiscal quarter ended June 30, 2014, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA"). During the fiscal quarter ended June 30, 2014, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Blackstone Tactical Opportunities EARN Holdings L.L.C., an affiliate of The Blackstone Group L.P. ("Blackstone"), is a holder of approximately 28% of the outstanding equity interests of our Common Shares and has a representative on our Board of Trustees. Accordingly, Blackstone may be deemed an "affiliate" of us, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone that it may include in its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014 disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone. Because of the broad definition of "affiliate" in Exchange Act Rule 12b-2, this portfolio company of Blackstone, through Blackstone's ownership of us, may also be deemed to be an affiliate of ours.
We have reproduced below the disclosure of Travelport Limited, as provided to us by Blackstone. Travelport Limited may be considered an affiliate of Blackstone. We have no involvement in or control over the activities of Travelport Limited, any of its predecessor companies or any of its subsidiaries, and we have not independently verified or participated in the preparation of this disclosure.
"As part of our global business in the travel industry, we provide certain passenger travel-related GDS and airline IT services to Iran Air. We also provide certain airline IT services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.
The gross revenue and net profit attributable to these activities in the quarter ended June 30, 2014 were approximately $161,000 and $117,000, respectively."
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

101**
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the three month period ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	August 12, 2014	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	August 12, 2014	By:	/s/ LISA MUMFORD
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101**
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the three month period ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

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