Form 10-Q
period 2014-09-30
Ellington Residential Mortgage REIT
filed 2014-11-12
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer (do not check if a smaller reporting company)	☒	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2014
Common Shares of Beneficial Interest, $0.01 par value per share	9,149,274

ELLINGTON RESIDENTIAL MORTGAGE REIT
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2014	December 31, 2013
(In thousands except share amounts)
ASSETS
Cash and cash equivalents	$51,063	$50,112
Mortgage-backed securities, at fair value	1,368,092	1,326,036
Due from brokers	20,071	18,347
Financial derivatives–assets, at fair value	8,439	34,963
Reverse repurchase agreements	2,484	—
Receivable for securities sold	25,945	76,692
Interest receivable	5,601	4,766
Other assets	497	174
Total Assets	$1,482,192	$1,511,090
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,233,333	$1,310,347
Payable for securities purchased	63,143	2,776
Due to brokers	3,889	22,788
Financial derivatives–liabilities, at fair value	2,850	1,069
U.S. Treasury securities sold short, at fair value	2,483	—
Dividend payable	5,032	4,570
Accrued expenses	754	996
Management fee payable	574	600
Interest payable	591	764
Total Liabilities	1,312,649	1,343,910
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (9,149,274 and 9,139,842 shares issued and outstanding, respectively)	91	91
Additional paid-in-capital	181,252	181,147
Accumulated deficit	(11,800)	(14,058)
Total Shareholders' Equity	169,543	167,180
Total Liabilities and Shareholders' Equity	$1,482,192	$1,511,090

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended September 30, 2014	Three Month Period Ended September 30, 2013	Nine Month Period Ended September 30, 2014	Nine Month Period Ended September 30, 2013
(In thousands except per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$11,484	$11,223	$35,018	$15,815
Interest expense	(1,121)	(1,248)	(3,346)	(1,773)
Total net interest income	10,363	9,975	31,672	14,042
EXPENSES
Management fees	574	644	1,733	1,466
Professional fees	123	200	399	468
Other operating expenses	597	513	1,873	980
Total expenses	1,294	1,357	4,005	2,914
OTHER INCOME (LOSS)
Net realized gains (losses) on mortgage-backed securities	2,030	(24,173)	(613)	(26,290)
Net realized gains (losses) on financial derivatives	(4,391)	4,273	(18,955)	12,650
Change in net unrealized gains (losses) on mortgage-backed securities	(5,455)	30,239	37,550	(15,391)
Change in net unrealized gains (losses) on financial derivatives	2,280	(12,172)	(28,305)	16,114
Total other income (loss)	(5,536)	(1,833)	(10,323)	(12,917)
NET INCOME (LOSS)	$3,533	$6,785	$17,344	$(1,789)
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.39	$0.74	$1.90	$(0.31)
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$0.55	0.50	$1.65	$0.64

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated Deficit	Total
(In thousands except share amounts)
BALANCE, December 31, 2012	1,633,378	$16	—	$—	$32,674	$(1,726)	$30,964
Issuance of common shares	7,500,000	75	—	—	149,925		150,000
Issuance of restricted shares	6,464	—	—	—	—		—
Share based compensation					3		3
Offering costs					(1,498)		(1,498)
Dividends declared						(5,848)	(5,848)
Net loss						(1,789)	(1,789)
BALANCE, September 30, 2013	9,139,842	$91	—	$—	$181,104	$(9,363)	$171,832

BALANCE, December 31, 2013	9,139,842	$91	—	$—	$181,147	$(14,058)	$167,180
Issuance of restricted shares	9,432	—	—	—	—		—
Share based compensation					105		105
Dividends declared						(15,086)	(15,086)
Net income						17,344	17,344
BALANCE, September 30, 2014	9,149,274	$91	—	$—	$181,252	$(11,800)	$169,543

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Month Period Ended September 30, 2014	Nine Month Period Ended September 30, 2013
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$17,344	$(1,789)
Reconciliation of net income to net cash provided by (used in) operating activities:
Net realized (gains) losses on mortgage-backed securities	613	26,290
Change in net unrealized (gains) losses on mortgage-backed securities	(37,550)	15,391
Net realized (gains) losses on financial derivatives	18,955	(12,650)
Change in net unrealized (gains) losses on financial derivatives	28,305	(16,114)
Amortization of premiums and accretion of discounts (net)	5,254	2,498
Share based compensation	105	3
(Increase) decrease in assets:
Due from brokers	(1,724)	(13,724)
Interest receivable	(835)	(4,331)
Other assets	(258)	(261)
Increase (decrease) in liabilities:
Due to brokers	(18,899)	22,160
Accrued expenses	(69)	14
Interest payable	(173)	597
Management fees payable	(26)	528
Net cash provided by operating activities	11,042	18,612
Cash flows provided by (used in) investing activities:
Purchases of mortgage-backed securities	(1,478,619)	(2,365,561)
Proceeds from sale of mortgage-backed securities	1,506,513	891,017
Principal repayments of mortgage-backed securities	72,761	29,276
Proceeds from investments sold short	141,527	2,043
Repurchase of investments sold short	(138,957)	(2,036)
Proceeds from disposition of financial derivatives	7,592	24,849
Purchase of financial derivatives	(26,547)	(12,199)
Payments made on reverse repurchase agreements	(712,899)	(4,098)
Proceeds from reverse repurchase agreements	710,415	4,098
Net cash provided by (used in) investing activities	81,786	(1,432,611)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares	—	150,000
Offering costs paid	(239)	(1,498)
Dividends paid	(14,624)	(1,279)
Borrowings under repurchase agreements	4,484,173	4,424,530
Repayments of repurchase agreements	(4,561,187)	(3,131,584)
Cash provided by (used in) financing activities	(91,877)	1,440,169
NET INCREASE IN CASH AND CASH EQUIVALENTS	951	26,170
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,112	18,161
CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,063	$44,331
Supplemental disclosure of cash flow information:
Interest paid	$3,520	$1,176

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
The Company made the election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or "the Code" commencing with the Company's short taxable year ended December 31, 2013. As a REIT, the Company is required to distribute annually at least 90% of its taxable income. As long as the Company continues to qualify as a REIT, it will not be subject to U.S. federal or state corporate taxes on its taxable income to the extent that it distributes all of its annual taxable income to its shareholders. It is the intention of the Company to distribute at least 100% of its taxable income, after application of available tax attributes, within the limits prescribed by the Code, which may extend into the subsequent taxable year.
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
(G) Financial Derivatives: The Company may enter into various types of financial derivatives subject to its investment guidelines, which include restrictions associated with maintaining qualification as a REIT. The Company's financial derivatives are predominantly subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Company may be required to deliver or may receive cash or securities as collateral upon entering into derivative transactions. In addition, changes in the relative value of financial derivative transactions may require the Company or the counterparty to post or receive additional collateral. In the case of cleared financial derivatives, the clearinghouse becomes the Company's counterparty and a futures commission merchant, or "FCM," acts as intermediary between the Company and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral. Collateral received by the Company is reflected on the Consolidated Balance Sheet as "Due to Brokers." Conversely, collateral posted by the Company is reflected as "Due from Brokers" on the Consolidated Balance Sheet. The types of financial derivatives that have been utilized by the Company to date are interest rate swaps, TBAs, swaptions, and futures.
Swaps: The Company has entered into interest rate swaps, which are contractual agreements whereby one party pays a floating rate of interest on a notional principal amount and receives a fixed rate on the same notional principal, or vice versa, for a fixed period of time.

While the Company does not intend to operate its non-Agency RMBS investment strategy on a credit hedged basis, the Company may opportunistically enter into various credit hedging transactions, such as involving credit default swaps, total return swaps, or other derivative contracts. The Company may use credit default swaps to hedge non-Agency RMBS credit risk by buying protection on a basket or index of non-Agency RMBS assets or on a single non-Agency RMBS. For credit hedging purposes the Company may also enter into credit default swaps which reference other mortgage-backed securities, or "MBS," or the corporate credit of certain corporations, or indices on the foregoing. In addition, the Company may enter into various other financial derivative contracts, including total return swaps. Generally, a total return swap would reference either the corporate credit or equity of certain corporations. However, the Company's ability to use credit hedges is subject to the Company's qualifying and maintaining its qualification as a REIT and maintaining its exclusion from regulation as an investment company under the Investment Company Act.
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
TBA Securities: The Company has transacted in the forward settling To Be Announced RMBS ("TBA") market. A TBA position is a forward contract for the purchase ("long position") or sale ("short position") of Agency RMBS at a predetermined price, face amount, issuer, coupon, and maturity on an agreed-upon future delivery date. For each TBA contract and delivery month, a uniform settlement date for all market participants is determined by the Securities Industry and Financial Markets Association. The specific Agency RMBS to be delivered into the contract at the settlement date are not known at the time of the transaction. The Company typically does not take delivery of TBAs, but rather enters into offsetting transactions and settles the associated receivable and payable balances with its counterparties. The Company primarily uses TBAs to hedge interest rate risk, but from time to time it also holds net long positions in certain TBA securities as a means of acquiring exposure to Agency RMBS.
TBAs are accounted for by the Company as financial derivatives. The difference between the contract price and the fair value of the TBA position as of the reporting date is included in Change in net unrealized gains (losses) on financial derivatives, in the Consolidated Statement of Operations. The Company estimates the fair value of TBA positions based on similar methods used to value mortgage-backed securities. Upon settlement of the TBA contract, the realized gain (loss) on the TBA contract is equal to the net cash amount received (paid).
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
(O) Income Taxes: Prior to May 1, 2013, the Company, as a business trust with more than one owner, was considered a partnership for U.S. federal income tax purposes. In general, partnerships are not subject to entity-level tax on their income, but the income of a partnership is taxable to its owners on a flow-through basis. Interest, dividend, and other income realized by the Company from non-U.S. sources and capital gains realized on the sale of securities of non-U.S. issuers may be subject to entity level tax such as withholding and other taxes levied by the jurisdiction in which the income is sourced. For the periods September 25, 2012 (commencement of operations) through December 31, 2012 and January 1, 2013 through April 30, 2013, the Company filed its tax return as a partnership. Effective May 1, 2013, the Company made the election to be taxed as a corporation. In addition, the Company elected to be taxed as a REIT under Sections 856 to 860 of the Code commencing with the short taxable period May 1, 2013 through December 31, 2013. To qualify as a REIT, the Company must meet certain requirements, including the distribution of at least 90% of its annual taxable income to shareholders.
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
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at September 30, 2014 and December 31, 2013, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or government-sponsored enterprises, or "GSEs." The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.
By RMBS Type –
September 30, 2014:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$136,558	$6,498	$143,056	$524	$(223)	$143,357	3.40%	2.51%	5.55
20-year fixed rate mortgages	9,974	596	10,570	93	(1)	10,662	4.00%	3.44%	7.11
30-year fixed rate mortgages	1,036,799	55,491	1,092,290	11,061	(4,590)	1,098,761	4.04%	3.29%	8.98
Adjustable rate mortgages	43,288	2,945	46,233	121	(233)	46,121	4.63%	3.16%	6.03
Reverse mortgages	19,523	1,580	21,103	118	(4)	21,217	4.73%	2.77%	4.86
Interest only securities	n/a	n/a	12,108	2,457	(323)	14,242	4.19%	10.58%	3.55
Total Agency RMBS	1,246,142	67,110	1,325,360	14,374	(5,374)	1,334,360	4.02%	3.26%	7.99
Non-Agency RMBS	52,785	(21,568)	31,217	3,166	(651)	33,732	2.30%	9.71%	5.22
Total RMBS	$1,298,927	$45,542	$1,356,577	$17,540	$(6,025)	$1,368,092	3.96%	3.41%	7.91

(1)
Average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

For the three month and nine month periods ended September 30, 2014, the weighted average holdings of RMBS investments based on amortized cost were $1.352 billion and $1.359 billion, respectively.

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

For the year ended December 31, 2013, the weighted average holdings of RMBS investments based on amortized cost was $879.9 million.
By Estimated Weighted Average Life
As of September 30, 2014:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$8,216	$8,160	4.85%	$4,665	$4,930	3.34%	$3,113	$1,945	3.02%
Greater than three years and less than seven years	253,354	252,667	3.95%	9,577	7,178	5.11%	18,274	18,061	2.66%
Greater than seven years and less than eleven years	1,058,548	1,052,425	4.01%	—	—	—%	12,345	11,211	1.24%
Total	$1,320,118	$1,313,252	4.00%	$14,242	$12,108	4.19%	$33,732	$31,217	2.30%
As of December 31, 2013:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$5,554	$5,518	5.68%	$955	$762	6.48%	$1,715	$1,216	2.38%
Greater than three years and less than seven years	243,120	246,342	3.48%	7,643	6,198	3.31%	16,488	15,950	3.42%
Greater than seven years and less than eleven years	1,031,552	1,059,223	3.79%	4,929	3,758	4.91%	11,656	10,708	1.43%
Greater than eleven years	1,602	1,596	4.50%	—	—	—%	822	805	7.69%
Total	$1,281,828	$1,312,679	3.73%	$13,527	$10,718	3.97%	$30,681	$28,679	2.84%

The following table illustrates components of interest income on the Company's RMBS for the three and nine month periods ended September 30, 2014:

	Three Month Period Ended September 30, 2014			Nine Month Period Ended September 30, 2014
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$13,254	$(2,575)	$10,679	$39,323	$(6,618)	$32,705
Non-Agency RMBS	303	502	805	947	1,359	2,306
Total	$13,557	$(2,073)	$11,484	$40,270	$(5,259)	$35,011
The following table illustrates components of interest income on the Company's RMBS for the three and nine month periods ended September 30, 2013:

	Three Month Period Ended September 30, 2013			Nine Month Period Ended September 30, 2013
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$12,570	$(2,089)	$10,481	$17,484	$(3,129)	$14,355
Non-Agency RMBS	428	307	735	824	631	1,455
Total	$12,998	$(1,782)	$11,216	$18,308	$(2,498)	$15,810
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
The following tables present the Company's financial instruments measured at fair value on:
September 30, 2014:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed rate mortgages	$—	$143,357	$—	$143,357
20-year fixed rate mortgages	—	10,662	—	10,662
30-year fixed rate mortgages	—	1,098,761	—	1,098,761
Adjustable rate mortgages	—	46,121	—	46,121
Reverse mortgages	—	21,217	—	21,217
Interest only securities	—	—	14,242	14,242
Non-Agency RMBS	—	—	33,732	33,732
Mortgage-backed securities, at fair value	—	1,320,118	47,974	1,368,092
Financial derivatives–assets, at fair value:
TBAs	—	397	—	397
Fixed payer interest rate swaps	—	8,042	—	8,042
Total financial derivatives–assets, at fair value	—	8,439	—	8,439
Reverse repurchase agreements	—	2,484	—	2,484
Total mortgage-backed securities, financial derivatives–assets, and reverse repurchase agreements, at fair value	$—	$1,331,041	$47,974	$1,379,015
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(2,483)	$—	$(2,483)
Financial derivatives–liabilities, at fair value:
TBAs	—	(492)	—	(492)
Fixed payer interest rate swaps	—	(2,333)	—	(2,333)
Fixed payer swaptions	—	(25)	—	(25)
Total financial derivatives–liabilities, at fair value	$—	$(2,850)	$—	$(2,850)
Total U.S. Treasury securities and financial derivatives–liabilities, at fair value	$—	$(5,333)	$—	$(5,333)
There were no transfers of financial instruments between Levels 1, 2, or 3 of the fair value hierarchy during the nine month period ended September 30, 2014.

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
The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value:
Three month period ended September 30, 2014:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of June 30, 2014	$35,668	$14,276
Transfers:
Transfers into level 3	—	—
Transfers out of level 3	—	—
Purchases	2,543	545
Proceeds from sales	(3,688)	—
Principal repayments	(1,373)	—
(Amortization)/accretion, net	502	(906)
Net realized gains	1,145	—
Change in net unrealized gains (losses)	(1,065)	327
Ending balance as of September 30, 2014	$33,732	$14,242
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at September 30, 2014, as well as Level 3 financial instruments disposed of by the Company during the three month period ended September 30, 2014. For Level 3 financial instruments held by the Company at September 30, 2014, change in net unrealized gains (losses) of $0.3 million and $(0.1) million, for the three month period ended September 30, 2014 relate to Agency RMBS and non-Agency RMBS, respectively.
Three month period ended September 30, 2013:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of June 30, 2013	$38,810	$9,905
Transfers:
Transfers into level 3	—	—
Transfers out of level 3	—	—
Purchases	6,402	3,094
Proceeds from sales	(9,247)	—
Principal repayments	(2,927)	—
(Amortization)/accretion, net	307	(626)
Net realized gains	581	—
Change in net unrealized gains (losses)	541	349
Ending balance as of September 30, 2013	$34,467	$12,722
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at September 30, 2013, as well as Level 3 financial instruments disposed of by the Company during the three month period ended September 30, 2013. For Level 3 financial instruments held by the Company at September 30, 2013, change in net unrealized gains (losses) of $0.3 million and $0.7 million, for the three month period ended September 30, 2013 relate to Agency RMBS and non-Agency RMBS.
Nine month period ended September 30, 2014:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2013	$30,681	$13,527
Transfers:
Transfers into level 3	—	—
Transfers out of level 3	—	—
Purchases	14,711	4,640
Proceeds from sales	(11,104)	(1,282)
Principal repayments	(3,945)	—
(Amortization)/accretion, net	1,359	(2,326)
Net realized gains	1,518	358
Change in net unrealized gains (losses)	512	(675)
Ending balance as of September 30, 2014	$33,732	$14,242
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at September 30, 2014, as well as Level 3 financial instruments disposed of by the Company during the nine month period ended September 30, 2014. For Level 3 financial instruments held by the Company at September 30, 2014, change in net unrealized gains (losses) of $(0.5) million and $0.8 million, for the nine month period ended September 30, 2014 relate to Agency RMBS and non-Agency RMBS, respectively.

Nine month period ended September 30, 2013:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2012	$13,596	$—
Transfers:
Transfers into level 3	—	—
Transfers out of level 3	—	—
Purchases	37,180	12,116
Proceeds from sales	(14,556)	—
Principal repayments	(4,390)	—
(Amortization)/accretion, net	631	(761)
Net realized gains	1,469	—
Change in net unrealized gains (losses)	537	1,367
Ending balance as of September 30, 2013	$34,467	$12,722
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at September 30, 2013, as well as Level 3 financial instruments disposed of by the Company during the nine month period ended September 30, 2013. For Level 3 financial instruments held by the Company at September 30, 2013, change in net unrealized gains (losses) of $1.4 million and $0.6 million, for the nine month period ended September 30, 2013 relate to Agency RMBS and non-Agency RMBS, respectively.
The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of September 30, 2014 and December 31, 2013:
September 30, 2014:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$28,493	Market quotes	Non-Binding Indicative Price	$46.05	$106.25	$76.25
Non-Agency RMBS	5,239	Discounted Cash Flows	Yield	7.3%	15.6%	9.2%
			Projected Collateral Prepayments	30.8%	41.7%	37.1%
			Projected Collateral Losses	3.9%	7.2%	5.5%
			Projected Collateral Recoveries	5.2%	10.9%	8.4%
			Projected Collateral Scheduled Amortization	46.2%	53.8%	49.0%
						100.0%
Agency RMBS–Interest Only Securities	12,402	Market quotes	Non-Binding Indicative Price	$4.82	$21.42	$14.23
Agency RMBS–Interest Only Securities	1,840	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	80	417	224
			Projected Collateral Prepayments	70.2%	70.9%	70.5%
			Projected Collateral Scheduled Amortization	29.1%	29.8%	29.5%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.

December 31, 2013:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$27,422	Market quotes	Non-Binding Indicative Price	$20.00	$100.25	$75.39
Non-Agency RMBS	3,259	Discounted Cash Flows	Yield	6.0%	17.0%	11.9%
			Projected Collateral Prepayments	12.2%	58.1%	33.9%
			Projected Collateral Losses	6.4%	26.5%	11.8%
			Projected Collateral Recoveries	4.6%	12.8%	8.8%
			Projected Collateral Scheduled Amortization	29.9%	54.9%	45.5%
						100.0%
Agency RMBS–Interest Only Securities	12,368	Market quotes	Non-Binding Indicative Price	$4.99	$22.47	$14.92
Agency RMBS–Interest Only Securities	1,159	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	436	436	436
			Projected Collateral Prepayments	57.8%	57.8%	57.8%
			Projected Collateral Scheduled Amortization	42.2%	42.2%	42.2%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.
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
5. Financial Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. Specifically, the Company's primary source of debt financing is repurchase agreements and the Company enters into financial derivative and other instruments to manage exposure to variable cash flows on portions of its borrowings under those repurchase agreements. Since the interest rates on repurchase agreements typically change with market interest rates such as LIBOR, the Company is exposed to constantly changing interest rates, which accordingly affects cash flows associated with these rates on its borrowings. To mitigate the effect of changes in these interest rates and their related cash flows, the Company may enter into a variety of derivative contracts, including interest rate swaps, interest rate swaptions, and TBAs. Additionally, from time to time, the Company may use short positions in U.S. Treasury securities to hedge its interest rate risk.

The following table details fair value of the Company's holdings of financial derivatives as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$28	$1
TBA securities sale contracts	369	2,262
Fixed payer interest rate swaps	8,042	32,700
Total financial derivatives–assets, at fair value:	$8,439	$34,963
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	$(81)	$—
TBA securities sale contracts	(411)	(28)
Fixed payer interest rate swaps	(2,333)	(956)
Swaptions	(25)	(85)
Total financial derivatives–liabilities, at fair value:	$(2,850)	$(1,069)
Total	$5,589	$33,894
Interest Rate Swaps
The following tables provide information about the Company's interest rate swaps as of September 30, 2014 and December 31, 2013:
September 30, 2014:

			Weighted Average
Remaining Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2016	$48,000	$(37)	0.80%	0.23%	2.02
2017	74,750	(96)	1.21	0.24	2.84
2018	33,500	695	0.88	0.24	3.63
2020	43,200	1,313	1.42	0.23	5.62
2021	27,000	(150)	2.29	0.23	6.77
2023	210,600	5,034	2.13	0.23	8.65
2024	27,700	(340)	2.74	0.21	9.83
2043	54,500	(119)	3.15	0.23	28.68
2044	9,820	(591)	3.48	0.23	29.66
Total	$529,070	$5,709	1.91%	0.23%	9.08

December 31, 2013:

			Weighted Average
Remaining Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2016	$48,000	$(171)	0.80%	0.24%	2.77
2017	124,000	(517)	1.19	0.24	3.61
2018	156,500	2,784	1.19	0.24	4.63
2020	137,100	6,444	1.49	0.24	6.06
2023	218,000	14,599	2.16	0.24	9.41
2043	64,750	8,605	3.18	0.24	29.44
Total	$748,350	$31,744	1.67%	0.24%	8.14
The Company uses period end notional values as a percentage of average monthly notional values as an indicator of the volume of activity with respect to financial derivatives. For the nine month period ended September 30, 2014, period end aggregate notional value of interest rate swaps reflected above represents approximately 88% of average monthly notional values during the period. For the year ended December 31, 2013, period end aggregate notional value of interest rate swaps reflected above represents approximately 123% of average monthly notional values during the period.
Interest Rate Swaptions
The following tables provide information about the Company's swaptions as of September 30, 2014 and December 31, 2013.
September 30, 2014:

Option			Underlying Swap
Type	Fair Value	Months to Expiration	Notional Amount	Term (Years)	Fixed Rate
($ in thousands)
Straddle	$(25)	9.5	$9,700	10	3.00%
December 31, 2013:

Option			Underlying Swap
Type	Fair Value	Months to Expiration	Notional Amount	Term (Years)	Fixed Rate
($ in thousands)
Fixed Payer	$(59)	8.9	$22,000	10	3.31%
Straddle	$(26)	9.9	$8,000	10	3.08%
For the nine month period ended September 30, 2014, period end aggregate notional value of swaptions reflected above represents approximately 41% of average monthly notional values during the period. For the year ended December 31, 2013, period end aggregate notional value of swaptions reflected above represents approximately 268% of average monthly notional values during the period.
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
As of September 30, 2014 and December 31, 2013, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	September 30, 2014				December 31, 2013
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$19,208	$19,072	$19,100	$28	$1,600	$1,725	$1,726	$1
Liabilities	32,181	32,567	32,486	(81)	—	—	—	—
Sale contracts:
Assets	(335,197)	(353,155)	(352,786)	369	(363,078)	(375,524)	(373,262)	2,262
Liabilities	(195,429)	(209,093)	(209,504)	(411)	(16,400)	(17,518)	(17,546)	(28)
Total TBA securities, net	$(479,237)	$(510,609)	$(510,704)	$(95)	$(377,878)	$(391,317)	$(389,082)	$2,235

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in Financial derivatives-assets at fair value and Financial derivatives-liabilities at fair value on the Consolidated Balance Sheet.

For the nine month period ended September 30, 2014, period end aggregate notional value of TBAs reflected above represents approximately 111% of average monthly notional values during the period. For the year ended December 31, 2013, period end aggregate notional value of TBAs reflected above represents approximately 104% of average monthly notional values during the period.
Gains and losses on the Company's financial derivatives for the three and nine month periods ended September 30, 2014 are summarized in the tables below:

	Three Month Period Ended September 30, 2014
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Fixed payer interest rate swaps	$(678)	$502	$(176)	$(1,475)	$(10)	$(1,485)
Swaptions		(935)	(935)		898	898
TBAs		(3,280)	(3,280)		2,867	2,867
Total	$(678)	$(3,713)	$(4,391)	$(1,475)	$3,755	$2,280

	Nine Month Period Ended September 30, 2014
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Fixed payer interest rate swaps	$(5,574)	$4,013	$(1,561)	$(1,315)	$(24,720)	$(26,035)
Swaptions		(935)	(935)		60	60
TBAs		(16,478)	(16,478)		(2,330)	(2,330)
Futures		19	19		—	—
Total	$(5,574)	$(13,381)	$(18,955)	$(1,315)	$(26,990)	$(28,305)
Gains and losses on the Company's financial derivatives for the three and nine month periods ended September 30, 2013 are summarized in the tables below:

	Three Month Period Ended September 30, 2013
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Fixed payer interest rate swaps	$49	$2,451	$2,500	$(3,109)	$(1,420)	$(4,529)
Swaptions		—	—		(86)	(86)
TBAs		1,773	1,773		(7,557)	(7,557)
Total	$49	$4,224	$4,273	$(3,109)	$(9,063)	$(12,172)

	Nine Month Period Ended September 30, 2013
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Fixed payer interest rate swaps	$(20)	$2,631	$2,611	$(4,151)	$25,819	$21,668
Swaptions		—	—		(86)	(86)
TBAs		10,039	10,039		(5,468)	(5,468)
Total	$(20)	$12,670	$12,650	$(4,151)	$20,265	$16,114
As of September 30, 2014, the Company also held a short position in a five-year U.S. Treasury security, with a principal amount of $2.5 million and a fair value of $2.5 million.
6. Borrowings under Repurchase Agreements
The Company enters into repurchase agreements. A repurchase agreement involves the sale of an asset to a counterparty together with a simultaneous agreement to repurchase the transferred asset or similar asset from such counterparty at a future date. The Company accounts for its repurchase agreements as collateralized borrowings, with the transferred assets effectively serving as collateral for the related borrowing. The Company's repurchase agreements typically range in term from 30 to 180 days. The principal economic terms of each repurchase agreement—such as loan amount, interest rate, and maturity date—are typically negotiated on a transaction-by-transaction basis. Other terms and conditions, such as relating to events of default, are typically governed under the Company's master repurchase agreements, or "MRAs." Absent an event of default, the Company maintains beneficial ownership of the transferred securities during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase agreement at which time the Company may enter into a new repurchase agreement at prevailing market rates with the same counterparty, repay that counterparty and possibly negotiate financing terms with a different counterparty, or choose to no longer finance the related asset. In response to a decline in the fair value of the transferred securities, whether as a result of changes in market conditions, security paydowns, or other factors, repurchase agreement counterparties will typically make a margin call, whereby the Company will be required to post additional securities and/or cash as collateral with the counterparty in order to re-establish the agreed-upon collateralization requirements. The contractual amount (loan amount) of the Company's repurchase agreements approximates fair value, as the debt is short-term in nature.
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of September 30, 2014 and December 31, 2013, the Company had outstanding borrowings under repurchase agreements with ten and nine counterparties, respectively.
The following table details the Company's outstanding borrowings under repurchase agreements as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$325,079	0.34%	16	$338,700	0.35%	14
31-60 days	519,999	0.33	45	531,799	0.39	46
61-90 days	338,669	0.33	73	326,386	0.38	72
91-120 days	22,192	0.38	106	109,476	0.45	100
121-150 days	27,394	0.38	135	3,986	0.56	136
Total	$1,233,333	0.33%	48	$1,310,347	0.38%	49
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
As of September 30, 2014 and December 31, 2013, the fair value of Agency RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.3 billion and $1.4 billion, respectively. Collateral transferred under outstanding borrowings as of September 30, 2014 include Agency RMBS in the amount of $10.0 million that were sold prior to period end but for which such sale had not yet settled. Collateral transferred under outstanding borrowings as of December 31, 2013 include Agency RMBS in the amount of $76.1 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $11.5 million and additional securities with a fair value of $1.8 million as of September 30, 2014 as a result of margin calls with various counterparties. The Company posted additional net cash collateral of $14.8 million and additional securities with a fair value of $3.5 million as of December 31, 2013 as a result of margin calls with various counterparties. The Company also held investments with an aggregate value of approximately $0.5 million which were received to satisfy collateral requirements for various repurchase agreements.
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

The following tables present information about certain assets and liabilities representing financial instruments as of September 30, 2014 and December 31, 2013. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
September 30, 2014:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$8,439	$(628)	$—	$(2,411)	$5,400
Reverse repurchase agreements	2,484	(2,484)	—	—	—
Liabilities:
Financial derivatives–liabilities	(2,850)	628	—	2,054	(168)
Repurchase agreements	(1,233,333)	2,484	1,219,354	11,495	—

(1)	In the Company's Consolidated Balance Sheet, all balances associated with the repurchase agreements and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, we have reduced the amount of financial instruments transferred or pledged as collateral related to our repurchase agreements and cash collateral pledged on our financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on our repurchase agreements as of September 30, 2014 were $1.28 billion. As of September 30, 2014 total cash collateral on financial derivative assets and financial derivative liabilities excludes $20.5 thousand and $5.1 million of net excess cash collateral.

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

8. Management Fees
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For both of the three month periods ended

September 30, 2014 and 2013, the total management fee incurred was approximately $0.6 million. For the nine month periods ended September 30, 2014 and 2013, the total management fee incurred was approximately $1.7 million and $1.5 million, respectively.
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
9. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of September 30, 2014 and 2013, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three and nine month periods ended September 30, 2014 and 2013:

(In thousands except share amounts)	Three Month Period Ended September 30, 2014	Three Month Period Ended September 30, 2013	Nine Month Period Ended September 30, 2014	Nine Month Period Ended September 30, 2013
Numerator:
Net income (loss)	$3,533	$6,785	$17,344	$(1,789)
Denominator:
Basic and diluted weighted average shares outstanding	9,141,892	9,133,940	9,140,533	5,699,501
Basic and Diluted Earnings Per Share	$0.39	$0.74	$1.90	$(0.31)
10. Related Party Transactions
Management Agreement
The Company has entered into a management agreement with the Manager, which provides for an initial term through September 24, 2017, and which will be renewed automatically each year thereafter for an additional one-year period, subject to certain termination rights. The Company is externally managed and advised by the Manager. Pursuant to the terms of the Management Agreement, effective March 13, 2014, the Manager provides the Company with its management team, including its officers and appropriate support personnel. The Company does not have any employees. The Manager is responsible for the day-to-day operations of the Company.
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
For both of the nine month periods ended September 30, 2014 and 2013, the Company reimbursed the Manager $1.9 million for previously incurred operating and compensation expenses.
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
11. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of September 30, 2014 and December 31, 2013, there were 9,149,274 and 9,139,842 common shares outstanding, respectively. No preferred shares have been issued.
On September 11, 2014, the Company's Board of Trustees authorized the issuance of 9,432 shares to its independent trustees pursuant to director share award agreements. Of these shares 6,912 will vest and become non-forfeitable on September 10, 2015; the remaining 2,520 shares vested on the date of grant.
The below table details cash dividends declared by the Board of Trustees during the nine month period ended September 30, 2014:

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.55	$5,027	March 12, 2014	March 31, 2014	April 28, 2014
Second Quarter	$0.55	$5,027	June 17, 2014	June 30, 2014	July 25, 2014
Third Quarter	$0.55	$5,032	September 11, 2014	September 30, 2014	October 27, 2014

The below table details cash dividends declared by the Board of Trustees during the nine month period ended September 30, 2013:

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
Second Quarter	$0.14	$1,279	June 18, 2013	June 28, 2013	July 26, 2013
Third Quarter	$0.50	$4,569	September 17, 2013	September 27, 2013	October 25, 2013
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
12. Commitments and Contingencies
From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant contingencies at September 30, 2014.

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

We use leverage in our Agency RMBS strategy and, while we have not done so to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of September 30, 2014, we had outstanding borrowings under repurchase agreements in the amount of $1.2 billion with ten counterparties.
We made an election to be taxed as a corporation effective as of May 1, 2013 and beginning with our short taxable year May 1, 2013 through December 31, 2013, we elected to be taxed as a REIT for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our shareholders as long as we maintain our intended qualification as a REIT. We intend to conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act of 1940, as amended.
As of September 30, 2014, our book value per share was $18.53 as to compared $18.71 and $18.29 as of June 30, 2014 and December 31, 2013, respectively.
Trends and Recent Market Developments
Key trends and recent market developments for the mortgage-backed security, or "MBS," market include the following:

•
Federal Reserve and Monetary Policy—After measured monthly reductions in net asset purchases, the U.S. Federal Reserve, or "Federal Reserve," concluded its quantitative easing purchase program at the end of October 2014, but also announced that it will continue to reinvest principal payments from existing holdings;

•
Housing and Mortgage Market Statistics—Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for August 2014 showed, consistent with recent months, that the pace of home price appreciation slowed; meanwhile the Freddie Mac survey 30-year mortgage rate ended the third quarter at 4.20% up slightly from 4.14% at June 30, 2014. Subsequent to quarter-end, the Freddie Mac survey 30-year mortgage rate fell to 3.92% as of October 23, 2014;

•	Prepayment Rate Trends—Prepayments decreased marginally during the third quarter, and increased significantly in October 2014, but remain low given the level of mortgage rates;

•
Government Sponsored Enterprise, or "GSE," Developments—On October 20, 2014, Federal Housing Finance Agency, or "FHFA," Director Mel Watt provided additional clarity on the GSEs' representation and warranty framework, and also indicated that the GSEs will soon increase the maximum loan-to-value, or "LTV," of loans the agencies guarantee to 97% from 95%. Further details will be provided by the GSEs in the coming weeks, but both announcements support Watt's goal of expanding mortgage credit availability. While several proposals have been put forth to replace or eliminate the GSEs or materially revise their current roles in the U.S. mortgage market, no definitive legislation has yet been enacted;

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

•
Portfolio Overview and Outlook—Prices of Agency RMBS were generally lower in the third quarter, although specified pools performed better than their generic pool (TBA) counterparts. Non-Agency valuations remained strong in the quarter and continued to be supported by overall positive trends in home prices as well as a declining level of foreclosure inventory.

Federal Reserve and Monetary Policy
Since December 2013, the Federal Reserve has announced eight incremental reductions in its purchases of Agency RMBS and U.S. Treasury securities under its accommodative monetary policies, concluding its purchase program at the end of October 2014. Prior to these "taper" announcements, and since September 2012, the Federal Reserve had been purchasing long-dated U.S. Treasury securities and Agency RMBS assets at the pace of $85 billion per month, comprised of $45 billion of U.S. Treasury securities and $40 billion of Agency RMBS. The Federal Reserve has announced that it will continue to reinvest principal payments from its holdings into additional asset purchases.
In its October 2014 statement, in addition to announcing the end of its monthly asset purchase programs, the Federal Open Market Committee, or "FOMC," reiterated its intention to maintain the target range for the federal funds rate at 0% to 0.25%. The FOMC also indicated that it continues to anticipate, based on its assessment of labor market conditions, inflationary pressures and expectations, and other factors that it will likely maintain the current target range for the federal funds rate for a considerable time after the asset purchase program ends. While the Federal Reserve indicated that its expectations for forward rates are slightly higher than in prior meetings, they also reiterated language that the overnight Federal Funds target rate will remain close to zero for a "considerable period," allaying concerns that the Federal Reserve could hike rates as soon as the first quarter of 2015.
Since the Federal Reserve's initial taper announcement in December 2013, long-term interest rates have generally declined. As of September 30, 2014, the 10-year U.S. Treasury yield was 2.49% as compared to 2.53% as of June 30, 2014 and 3.03% as of December 31, 2013. Subsequent to quarter end, the 10-year U.S. Treasury yield fell briefly below 2% on October 15, 2014, and was 2.32% as of October 29, 2014. Prices of Agency RMBS have also rallied over the course of the year. For example, the price of TBA 30-year Fannie Mae 3.5s, a widely traded Agency RMBS, was 102.28 as of September 30, 2014, as compared to 102.78 at June 30, 2014 and 99.34 as of December 31, 2013.
Notwithstanding the recent decline in interest rates, we believe that there remains substantial risk that interest rates could begin to rise again. Market speculation has shifted from the tapering of asset purchases by the Federal Reserve to the timing of a tightening of monetary policy through, for example, interest rate increases, driven by employment and economic growth in the United States. This reinforces the importance of our ability, subject to our qualifying and maintaining our qualification as a REIT, to hedge interest rate risk in both our Agency and non-Agency RMBS portfolios using a variety of tools, including TBAs, interest rate swaps, and various other instruments.
Housing and Mortgage Market Statistics
The following table demonstrates the decline in residential mortgage delinquencies and foreclosure inventory on a national level, as reported by CoreLogic in its September 2014 National Foreclosure Report:

	As of
Number of Units (In thousands)	September 2014	September 2013
Seriously Delinquent Mortgages(1)	1,634	2,077
Foreclosure Inventory	607	924

(1)	Seriously Delinquent Mortgages are ninety days and over in delinquency and include foreclosures and real estate owned, or "REO," property.
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
Monthly housing starts provide another indicator of market fundamentals. The following table shows the trailing three-month average housing starts for the periods referenced:

	September 2014	June 2014	September 2013
Single-family(1)	646	625	598
Multi-family(1)	360	347	270
(1) Shown in thousands of units:
Source: U.S. Census Bureau
As of September 2014, average single-family housing starts during the trailing three months rose 3.4% as compared to June 2014, to 646,000 units. Multi-family housing starts increased by 3.7% during the same period. On a year-over-year basis, while multi-family housing starts during the trailing three months increased by approximately 33% from September 2013, single-family housing starts increased by 8.0%, as continuing tight residential mortgage loan underwriting standards have likely impacted demand for new single-family homes. Even though home prices have recovered meaningfully over the last few years, this recovery has not translated into significant growth in single-family housing starts. This suggests that the recovery in home prices may have been driven more by the active purchase of foreclosure inventory by institutional investors, as opposed to by an increase in demand for traditional owner-occupied single-family housing. In addition, continuing tight mortgage loan underwriting standards are likely part of the cause of this weakness in single-family housing starts.
Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for August 2014 showed that, on average, home prices had increased from August 2013 by 5.5% and 5.6% for its 10- and 20-City Composites, respectively. The home price indices have flattened out in 2014, suggesting that the pace of home price appreciation in 2013 will likely not be repeated this year. Compared to December 2013, the 10- and 20-City Composites increased 4.7% and 4.8%, respectively. According to the report, home prices remain below the peak levels of 2006, but, on average, are back to their autumn 2004 levels for both the 10- and 20-City Composites. Finally, as indicated in the table above, as of September 2014, the national inventory of foreclosed homes fell to 607,000 units, a 34% decline when compared to September 2013; this represented the thirty-fifth consecutive month with a year-over-year decline and the lowest level since November 2008. As a result, there are much fewer unsold foreclosed homes overhanging the housing market than there were a year ago. We believe that near-term home price trends are more likely to be driven by fundamental factors such as economic growth, mortgage rates, and affordability, rather than by technical factors such as shadow inventory. Shadow inventory represents the number of properties that are seriously delinquent, in foreclosure, or held as REO by mortgage servicers, but not currently listed on multiple listing services.
On November 7, 2014, the U.S. Bureau of Labor Statistics, or "BLS," reported that, as of October 2014 the U.S. unemployment rate declined to 5.8%. Another, perhaps more relevant, measure of labor market conditions is employment growth, which has been relatively robust in recent months. The BLS also reported that non-farm payrolls rose by 214,000 during October, a level that is considered reflective of improving labor market conditions. While it is difficult to quantify the relationship between employment data and the housing and mortgage markets, we believe that current levels of unemployment and job creation no longer represent a significant impediment to a continuing housing recovery. However, the continued recovery of the housing market, while supported by still-historically-low mortgage rates and the momentum of improving home prices, faces a number of potential headwinds. These include volatility in interest rates, the sluggish rate of growth in housing starts and new loan origination, and the uneven pace of the recovery of the U.S. economy.
Prepayment Rate Trends
The relatively muted level of prepayment activity as interest rates broadly declined in recent years has in large part been the result of: (i) home price declines during the financial crisis, which has left many borrowers with minimal or negative home equity; (ii) more restrictive underwriting guidelines, even for refinancings; and (iii) increased origination costs, especially related to underwriting and compliance. These factors have resulted in substantial variations in prepayment rates between Agency pools as a function of LTV ratio, loan balance, credit score, geography, property type, loan purpose, and other factors. In recognition of the importance of these underlying characteristics on prepayment behavior, the MBS market continues to promote the creation of "specified" Agency pools that emphasize or de-emphasize many of these characteristics, such as pools where the principal balance of every underlying mortgage loan is below $85,000. The Making Homes Affordable, or "MHA," refinancing program, which was initiated in response to the housing market crisis, has facilitated the origination of many of these kinds of specified Agency pools. The extension of the MHA refinancing program into 2015 should sustain creation of such pools in the coming years. We expect that the ongoing origination of Agency pools with a wide variety of loan characteristics will continue to create opportunities for us to exploit the resulting differences in prepayments.
The Freddie Mac survey 30-year fixed mortgage rate ended the third quarter at 4.20%, reflecting a six basis point increase from the end of the second quarter. Subsequent to the end of the third quarter, the rate fell to 3.92% as of October 23, 2014. The Refinance Index published by the Mortgage Bankers Association, or "MBA," fell approximately 2.3% over the third quarter on a seasonally adjusted basis, but increased 32.6% from the end of the third quarter through October 24, 2014. Similarly the MBA's Market Composite Index, a measure of mortgage application volume, fell 2.7% over the third quarter on a seasonally adjusted basis, but increased 14.3% from the end of the third quarter through October 24, 2014.

The table below illustrates the relationship between the Freddie Mac survey 30-year fixed mortgage rate and the MBA Refinance Index since September 2012. Generally speaking, over the period September 2012 through September 2013, mortgage rates and the level of refinancing activity were nearly linearly correlated. However, following September 2013 and through September 2014, there has been a decoupling of these two time series. As the figure below shows, by September 2014 the MBA Refinance Index was meaningfully lower than one might have expected given the nearly linear relationship that had existed between the two indices from September 2012 and September 2013. However, the increase in refinancings in October 2014 clearly reflects the decline in average mortgage rates during the same period.

MBA Refinance Index
(Application Volume)
6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
Freddie Mac Survey
30-Year FIxed Mortgage Rate (inverted)
3.0
3.2
3.4
3.6
3.8
4.0
4.2
4.4
4.6
4.8
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
MBA Refinance Index
Freddie Mac Survey 30-Year Mortgage Rate

GSE Developments
On October 20, 2014, Mel Watt, Director of the FHFA, delivered a speech providing additional clarity on the GSE’s representation and warranty framework, largely focused on the criteria for life-of-loan exclusions that enable the GSEs to force originators to repurchase loans on account of fraud or non-compliance even after the 36-month window for identifying flawed loans has expired. Additionally, Watt indicated that the GSEs would soon increase maximum LTV ratios from 95% to 97%, with the intent of responsibly expanding credit to lower-down payment borrowers. Further details on both policies are expected in the coming weeks. Previously, on May 13, 2014, Watt presented the FHFA's 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac, or the "Strategic Plan," and the 2014 Conservatorship Scorecard for Fannie Mae and Freddie Mac. The Strategic Plan outlines the FHFA's broader plan to clarify and refine representation and warranty guidelines. Examples offered by Watt include the GSE's relaxation of payment history requirements and elimination of automatic repurchases when mortgage insurance is rescinded. Reflective of his tendency to favor policies that promote affordability through expanded credit, Watt announced that the FHFA will maintain conforming loan limits for GSEs rather than implementing the reductions that were proposed in late 2013 by former FHFA director Ed DeMarco. Credit risk transfers to private investors, which increase capital flows while reducing taxpayer risk, are to grow to $90 billion per agency, triple the amount required in 2013. The FHFA continues to re-evaluate the implementation of DeMarco's proposed initiative to raise guarantee fees, or "g-fees," on new Fannie Mae and Freddie Mac business. G-fees are the fees charged by the GSEs to include mortgage loans in Agency pools, and thereby insure the mortgage loan against loss. Since these fees are passed on to borrowers whose loans are originated for inclusion in Agency pools, increased g-fees have the effect of reducing housing affordability for GSE borrowers, but potentially make it more attractive for private lenders to replace the GSEs. Decreased expectations of g-fee increases are suggestive of potentially faster prepayment speeds.

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
Portfolio Overview and Outlook
Agency
As of September 30, 2014, the value of our long Agency portfolio was $1.334 billion, as compared to $1.309 billion as of June 30, 2014, representing an increase of 2.0%.
Our Agency RMBS portfolio is principally comprised of "specified pools." Specified pools are fixed rate Agency pools with special prepayment characteristics, such as pools comprised of low loan balance mortgages, pools comprised of mortgages backed by investor properties, pools containing mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and pools containing mortgages with various other prepayment characteristics. During the third quarter, our Agency RMBS purchasing activity continued to focus primarily on specified pools, especially those with higher coupons.
As anticipated, the Federal Reserve continued to taper its monthly purchases of Agency RMBS and U.S. Treasury securities. The Federal Reserve concluded its monthly bond purchases at the end of October, but expects to continue to reinvest paydown proceeds from its held portfolio into additional Agency RMBS and U.S. Treasury securities. As the Federal Reserve's market dominance continues to decline, we believe additional opportunities will be created for us and other private investors.
During the third quarter, specified pools outperformed their TBA counterparts, notwithstanding the fact that Agency RMBS prepayment speeds remained low by historical standards. Contributing to the third quarter outperformance of specified pools was the Federal Reserve's continued reduction in its Agency RMBS purchases, which have been concentrated in forward purchases of TBAs. As a result, TBA roll prices weakened during the quarter, which in turn provided support to specified pool pay-ups. Pay-ups are price premiums for specified pools relative to their TBA counterparts. Many investors do not wish to take the greater prepayment risk associated with TBAs, but rather they prefer to buy specified pools with more favorable prepayment characteristics. In contrast, the Federal Reserve, as a purchaser of TBAs, is much less concerned with prepayment risk, and we believe that now that the Federal Reserve has concluded its monthly purchase program of TBAs, specified pool pay-ups will increase. Because prepayments remained low, our Agency interest only securities also performed well, both from a cashflow and price perspective.
Over the course of the third quarter, longer-term interest rates were relatively range-bound. Volatility, while somewhat higher in the third quarter relative to the first and second, was still subdued. Despite intra-quarter upward and downward movements spanning approximately 0.4%, the ten-year U.S. Treasury yield ended the quarter at 2.49%, little changed from where it began. However, shorter-term and intermediate-term interest rates increased during the quarter, as market participants anticipated an eventual tightening of monetary policy by the Federal Reserve. We think it is unlikely that overall interest rate volatility will remain as subdued as it was in the first nine months of the year, and in the early part of the fourth quarter we have already seen an uptick in volatility. This reinforces the importance of our ability to hedge our risks using a variety of tools, including TBAs. Consistent with our strategy, over the course of the third quarter, we continued to hedge against the risk of rising interest rates primarily using interest rate swaps and TBAs. We also believe that volatility can create opportunities for us, particularly given our active style of portfolio management.
Our interest rate hedges generated net losses during the quarter, thereby partially reducing the impact of the net positive return from our assets. Our interest rate swaps are more weighted toward longer-dated maturities and, as previously mentioned, upward interest rate movements during the quarter were concentrated in the shorter and intermediate segments of the yield curve.
One metric that we use to measure our overall prepayment risk is our net Agency premium as a percentage of our long Agency RMBS holdings. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on long Agency RMBS holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe we are exposed to market-wide increases in Agency RMBS prepayments. As of both September 30, 2014 and June 30, 2014, our net Agency premium as a percentage of fair value on long Agency RMBS holdings was approximately 3.2%. Excluding TBA positions used to hedge our long Agency RMBS portfolio, our Agency premium as a percentage of fair value was approximately 5.6% and 6.0% as of September 30, 2014 and June 30, 2014, respectively.
We expect to continue to target pools that, taking into account their particular composition and based on our prepayment projections: (1) should generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) should have less prepayment sensitivity to government policy shocks, and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months, when actual prepayment experience can be observed. We believe that our research team, our proprietary prepayment models, and our extensive databases remain essential tools in our implementation of this strategy.
Non-Agency
As of September 30, 2014, the value of our long non-Agency portfolio was $33.7 million, as compared to $35.7 million as of June 30, 2014, representing a decrease of 5.4%.
Despite an increase in volatility in the broader financial markets during the third quarter, non-Agency RMBS exhibited relative resilience. By comparison, high yield credit widened significantly during the quarter. Data underlying non-Agency RMBS remained generally supportive of valuations, although the rate of national home price appreciation continued to decelerate as compared to the pace of 2013. Foreclosure activity ticked up slightly in the third quarter from the prior quarter, but continued to decline on a year-over-year basis. We continue to see attractive value in select non-Agency RMBS sectors. As market yields for non-Agency RMBS have compressed, prudent and careful security selection, based on loan-level analysis performed on a security-by-security basis, remains of paramount importance.
While we believe that fundamental factors, such as continued home price appreciation and declining foreclosure inventory, remain supportive for non-Agency RMBS, we also believe that on the technical side the non-Agency RMBS market remains vulnerable, especially to a significant unexpected increase in long-term interest rates. In the meantime, however, demand for non-Agency RMBS assets remains strong.
Financing
During the first nine months of 2014, we have continued to find repo financing to be readily available for Agency RMBS. In fact, dealers have actually increased their appetite for providing repo financing for Agency specified pools. As a result of this increased competition, our weighted average borrowing rate as of September 30, 2014 declined to 0.33% from 0.38% as of December 31, 2013. To date, our borrowings have consisted solely of repos collateralized by Agency RMBS. Our average haircuts on our repo borrowings have also modestly declined as compared to December 31, 2013. We have found increased repo lending appetite from both larger and smaller dealers with more competitive terms. As of September 30, 2014, our outstanding repos were with 10 different counterparties.
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
Income Taxes: Prior to May 1, 2013, we, as a business trust with more than one owner, were considered a partnership for U.S. federal income tax purposes. In general, partnerships are not subject to entity-level tax on their income, but the income of a partnership is taxable to its owners on a flow-through basis. Interest, dividend, and other income that we realize from non-U.S. sources and capital gains that we realize on the sale of securities of non-U.S. issuers may be subject to entity-level taxes, such as withholding and other taxes levied by the jurisdiction in which the income is sourced. We made an election to be taxed as a corporation effective as of May 1, 2013, and beginning with our short taxable year May 1, 2013 through December 31, 2013, we elected to be taxed as a REIT for U.S. federal income tax purposes. We follow the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether our tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals of the litigation process, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In the normal course of business, we may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period, 2013 or 2012 (our open tax years). We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions; we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in the consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

Financial Condition
Investment portfolio
The following tables summarize our mortgage-backed securities portfolio of as of September 30, 2014 and December 31, 2013:
September 30, 2014:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$136,558	$6,498	$143,056	$524	$(223)	$143,357	3.40%	2.51%	5.55
20-year fixed rate mortgages	9,974	596	10,570	93	(1)	10,662	4.00%	3.44%	7.11
30-year fixed rate mortgages	1,036,799	55,491	1,092,290	11,061	(4,590)	1,098,761	4.04%	3.29%	8.98
ARMs	43,288	2,945	46,233	121	(233)	46,121	4.63%	3.16%	6.03
Reverse mortgages	19,523	1,580	21,103	118	(4)	21,217	4.73%	2.77%	4.86
Interest only securities	n/a	n/a	12,108	2,457	(323)	14,242	4.19%	10.58%	3.55
Total Agency RMBS	1,246,142	67,110	1,325,360	14,374	(5,374)	1,334,360	4.02%	3.26%	7.99
Non-Agency RMBS	52,785	(21,568)	31,217	3,166	(651)	33,732	2.30%	9.71%	5.22
Total RMBS	$1,298,927	$45,542	$1,356,577	$17,540	$(6,025)	$1,368,092	3.96%	3.41%	7.91
December 31, 2013:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$179,906	$7,153	$187,059	$65	$(3,252)	$183,872	3.09%	2.52%	5.76
30-year fixed rate mortgages	1,029,629	41,565	1,071,194	490	(28,111)	1,043,573	3.79%	3.30%	9.80
Adjustable rate mortgages	43,525	2,647	46,172	46	(103)	46,115	4.72%	3.24%	3.79
Reverse mortgages	7,581	673	8,254	16	(2)	8,268	4.85%	2.90%	3.41
Interest only securities	n/a	n/a	10,718	2,841	(32)	13,527	3.97%	11.79%	5.02
Total Agency RMBS	1,260,641	52,038	1,323,397	3,458	(31,500)	1,295,355	3.75%	3.26%	8.67
Non-Agency RMBS	50,006	(21,327)	28,679	2,196	(194)	30,681	2.84%	9.12%	5.54
Total RMBS	$1,310,647	$30,711	$1,352,076	$5,654	$(31,694)	$1,326,036	3.72%	3.38%	8.56

(1)
Average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual lives of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

The vast majority of our capital is allocated to our Agency RMBS strategy, which we began implementing in April 2013 and which includes investments in Agency pools and Agency CMOs. Within this strategy, we generally target Agency RMBS pools that, taking into account their particular composition and based on our prepayment projections: (1) will generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) will have less prepayment sensitivity to government policy shocks and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months when actual prepayment experience can be observed. As of both September 30, 2014 and December 31, 2013, investments in non-Agency RMBS constituted a relatively small portion of our total investments.

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
Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of September 30, 2014 and December 31, 2013:

(In thousands)	September 30, 2014	December 31, 2013
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$28	$1
TBA securities sale contracts	369	2,262
Fixed payer interest rate swaps	8,042	32,700
Total financial derivatives–assets, at fair value:	$8,439	$34,963
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(81)	—
TBA securities sale contracts	(411)	(28)
Fixed payer interest rate swaps	(2,333)	(956)
Swaptions	(25)	(85)
Total financial derivatives–liabilities, at fair value:	$(2,850)	$(1,069)
Total	$5,589	$33,894
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

As of September 30, 2014, as part of our interest rate hedging program, we also held a short position in a five-year U.S. Treasury security, with a principal amount of $2.5 million and a fair value of $2.5 million.
The composition and relative mix of our hedges may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of September 30, 2014 and December 31, 2013. We had no other borrowings outstanding.

	September 30, 2014			December 31, 2013
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$325,079	0.34%	16	$338,700	0.35%	14
31-60 days	519,999	0.33	45	531,799	0.39	46
61-90 days	338,669	0.33	73	326,386	0.38	72
91-120 days	22,192	0.38	106	109,476	0.45	100
121-150 days	27,394	0.38	135	3,986	0.56	136
Total	$1,233,333	0.33%	48	$1,310,347	0.38%	49
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of both September 30, 2014 and December 31, 2013, our borrowings consisted entirely of repurchase agreements collateralized by our Agency RMBS. Because our strategy is flexible, dynamic, and opportunistic, our overall leverage will vary over time. As of September 30, 2014 and December 31, 2013, our total debt-to-equity ratio was 7.27 to 1 and 7.84 to 1, respectively. Collateral transferred with respect to our outstanding repo borrowings as of September 30, 2014 and December 31, 2013 had an aggregate fair value of $1.3 billion and $1.4 billion, respectively, and was entirely comprised of Agency RMBS.
Shareholders' Equity
As of September 30, 2014, our shareholders' equity increased to $169.5 million from $167.2 million as of December 31, 2013. This increase principally consisted of an increase in net income partially offset by dividends declared. As of September 30, 2014, our book value per share was $18.53 as compared to $18.29 as of December 31, 2013.
As of December 31, 2013, our shareholders' equity increased to $167.2 million from $31.0 million as of December 31, 2012. On May 1, 2013, we priced an initial public offering of our common shares, pursuant to which we sold 6,450,000 shares to the public at a price of $20.00 per share. Concurrent with the initial public offering, we completed a private placement with our initial shareholders which resulted in gross proceeds to us of $21.0 million and the issuance of 1,050,000 shares at a price of $20.00 per share. Total gross proceeds from the initial public offering and concurrent private placement were $150.0 million. Proceeds, net of offering costs, were approximately $148.5 million. In addition, for the year ended December 31, 2013, we recorded a net loss of $1.9 million. Our net loss was primarily the result of net realized and unrealized losses on our mortgage-backed securities, partially offset by net realized and unrealized gain on our financial derivatives and net interest income. Our Board of Trustees declared three dividends during the year ended December 31, 2013 totaling $1.14 per share. For the year ended December 31, 2013, total cash dividends paid or payable amounted to $10.4 million and we also incurred $0.05 million of stock based compensation costs. As of December 31, 2013, our book value per share was $18.29 as compared to $18.96 as of December 31, 2012.

Results of Operations for the Three Month Periods Ended September 30, 2014 and 2013:
The following table summarizes our results of operations for the three month periods ended September 30, 2014 and 2013:

(In thousands except for per share amounts)	Three Month Period Ended September 30, 2014	Three Month Period Ended September 30, 2013
Net Interest income
Net interest income	$10,363	$9,975
Expenses
Management fees	574	644
Other operating expenses	720	713
Total expenses	1,294	1,357
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on mortgage-backed securities	(3,425)	6,066
Net realized and change in net unrealized gains (losses) on financial derivatives	(2,111)	(7,899)
Total Other Income (Loss)	(5,536)	(1,833)
Net Income (Loss)	$3,533	$6,785
Net Income (Loss) Per Common Share	$0.39	$0.74
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
The table below reconciles Core Earnings for the three month periods ended September 30, 2014 and 2013 to the line, Net Income (Loss), on our Consolidated Statement of Operations, which we believe is the most directly comparable GAAP measure:

(In thousands except share amounts)	Three Month Period Ended September 30, 2014	Three Month Period Ended September 30, 2013
Net Income (Loss)	$3,533	$6,785
Less:
Net realized gains (losses) on mortgage-backed securities	2,030	(24,173)
Net realized gains (losses) on financial derivatives, excluding periodic payments(1)	(3,713)	4,224
Change in net unrealized gains (losses) on mortgage-backed securities	(5,455)	30,239
Change in net unrealized gains (losses) on financial derivatives, excluding accrued periodic payments(2)	3,755	(9,063)
Subtotal	(3,383)	1,227
Core Earnings	$6,916	$5,558
Weighted Average Shares Outstanding	9,141,892	9,133,940
Core Earnings Per Share	$0.76	$0.61

(1)
For the three month period ended September 30, 2014, represents Net realized gains (losses) on financial derivatives of $(4,391) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(678). For the three month period ended September 30, 2013, represents Net realized gains (losses) on financial derivatives of $4,273 less Net realized gains (losses) on periodic settlements of interest rate swaps of $49. See Note 5 in the notes to the consolidated financial statements.

(2)
For the three month period ended September 30, 2014, represents Net change in unrealized gains (losses) on financial derivatives of $2,280 less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(1,475). For the three month period ended September 30, 2013, represents Net change in unrealized gains (losses) on financial derivatives of $(12,172) less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(3,109). See Note 5 in the notes to the consolidated financial statements.

Net Income (Loss)
We had net income for the three month period ended September 30, 2014 of $3.5 million, or $0.39 per share, and we had Core Earnings of $6.9 million, or $0.76 per share. For the three month period ended September 30, 2013, we had net income of $6.8 million, or $0.74 per share, and we had Core Earnings of $5.6 million, or $0.61 per share. The decrease in net income period over period was principally due to a decrease in change in net realized and unrealized gains (losses) on mortgage-backed securities.
Interest Income
Our primary source of income is the interest earned on our mortgage-backed securities. Our portfolio as of both September 30, 2014 and 2013 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS, and we earned approximately $11.5 million and $11.2 million in interest income on these securities for the three month periods ended September 30, 2014 and 2013, respectively. The slight period-over-period increase in interest income was due to a higher weighted average yield of the RMBS portfolio in the current period relative to the prior period. Yields on Agency RMBS have generally been higher in 2014 as compared to 2013. For the three month period ended September 30, 2014, the weighted average yield on our mortgage-backed securities was 3.40% as compared to 3.09% for the three month period ended September 30, 2013.
Interest Expense
For the three month periods ended September 30, 2014 and 2013, the vast majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. Our average outstanding borrowings for the three month period ended September 30, 2014 was $1.25 billion, resulting in an annualized average cost of funds of 0.34%. Our average outstanding borrowings for the three month period ended September 30, 2013 was $1.30 billion, resulting in an annualized average cost of funds of 0.38%. Our interest expense for the three month period ended September 30, 2014 was $1.1 million as compared to $1.2 million for the three month period ended September 30, 2013. This decrease was mainly due to a lower average repo borrowing rate.
The following table shows information related to our annualized average cost of funds for the three month periods ended September 30, 2014 and 2013.

($ in thousands)	Average Borrowed Funds	Interest Expense	Annualized Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
Three Month Period Ended September 30, 2014	$1,251,296	$1,072	0.34%	0.15%	0.33%
Three Month Period Ended September 30, 2013	$1,296,042	$1,242	0.38%	0.19%	0.39%
As an alternative measure of our cost of funds, we add to our average interest cost the net periodic amounts paid or payable by us on our interest rate swaps as a percentage of our average outstanding borrowings. Our net periodic expense paid or payable under our interest rate swaps was $2.2 million for the three month period ended September 30, 2014, or 0.68% of our average outstanding borrowings on an annualized basis, thereby resulting in annualized average cost of funds including interest rate swaps of 1.02%. Our net periodic expense paid or payable under our interest rate swaps was $3.1 million for the three month period ended September 30, 2013, or 0.94% of our average outstanding borrowings on an annualized basis, thereby resulting in annualized average cost of funds including interest rate swaps of 1.32%. This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, U.S. Treasury securities, and futures.
Management Fees
For both three month periods ended September 30, 2014 and 2013, our management fee expense was approximately $0.6 million, which is based on shareholders' equity at the end of each quarter, excluding any unrealized gains (losses) included in shareholders' equity. Management fees for the three month periods ended September 30, 2014 were essentially flat as compared to the three month period ended September 30, 2013.
Other Operating Expenses
Other operating expenses include professional fees and various other expenses necessary to operate our business. Other operating expenses for both three month periods ended September 30, 2014 and 2013 were approximately $0.7 million. Our expense ratio, which represents our annualized management fees and other operating expenses as a percentage of our average shareholders' equity, was 3.0% for the three month period ended September 30, 2014, as compared to 3.2% for the three month period ended September 30, 2013.
Other Income (Loss)
Other income (loss) consisted of net realized and net change in unrealized gain (losses) on mortgage-backed securities and financial derivatives. For the three month period ended September 30, 2014, other loss was $5.5 million, and consisted of net realized and unrealized losses of $3.4 million on our mortgage-backed securities, primarily our Agency RMBS, and net realized and unrealized losses of approximately $2.1 million on our financial derivatives. Prices of specified pools declined somewhat over the period, and our fixed payer interest rate swaps, which were more weighted toward longer dated maturities, did not appreciate since most of the upward interest rate movements during the period were concentrated around shorter-term and intermediate-term interest rates.
Other loss for the three month period ended September 30, 2013 was $1.8 million and consisted of net realized and unrealized losses on our financial derivatives of $7.9 million partially offset by realized and unrealized gains of $6.1 million on our mortgage-backed securities.
Results of Operations for the Nine Month Periods Ended September 30, 2014 and 2013:
The following table summarizes our results of operations for the nine month periods ended September 30, 2014 and 2013:

(In thousands except for per share amounts)	Nine Month Period Ended September 30, 2014	Nine Month Period Ended September 30, 2013
Net Interest income
Net interest income	$31,672	$14,042
Expenses
Management fees	1,733	1,466
Other operating expenses	2,272	1,448
Total expenses	4,005	2,914
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on mortgage-backed securities	36,937	(41,681)
Net realized and change in net unrealized gains (losses) on financial derivatives	(47,260)	28,764
Total Other Income (Loss)	(10,323)	(12,917)
Net Income (Loss)	$17,344	$(1,789)
Net Income (Loss) Per Common Share	$1.90	$(0.31)

Core Earnings
The table below reconciles Core Earnings for the nine month periods ended September 30, 2014 and 2013 to the line, Net Income (Loss), on our Consolidated Statement of Operations, which we believe is the most directly comparable GAAP measure:

(In thousands except share amounts)	Nine Month Period Ended September 30, 2014	Nine Month Period Ended September 30, 2013
Net Income (Loss)	$17,344	$(1,789)
Less:
Net realized gains (losses) on mortgage-backed securities	(613)	(26,290)
Net realized gains (losses) on financial derivatives, excluding periodic payments(1)	(13,381)	12,670
Change in net unrealized gains (losses) on mortgage-backed securities	37,550	(15,391)
Change in net unrealized gains (losses) on financial derivatives, excluding accrued periodic payments(2)	(26,990)	20,265
Subtotal	(3,434)	(8,746)
Core Earnings	$20,778	$6,957
Weighted Average Shares Outstanding	9,140,533	5,699,501
Core Earnings Per Share	$2.27	$1.22

(1)
For the nine month period ended September 30, 2014, represents Net realized gains (losses) on financial derivatives of $(18,955) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(5,574). For the nine month period ended September 30, 2013, represents Net realized gains (losses) on financial derivatives of $12,650 less Net realized gains (losses) on periodic settlements of interest rate swaps of $(20). See Note 5 in the notes to the consolidated financial statements.

(2)
For the nine month period ended September 30, 2014, represents Net change in unrealized gains (losses) on financial derivatives of $(28,305) less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(1,315). For the nine month period ended September 30, 2013, represents Net change in unrealized gains (losses) on financial derivatives of $16,114 less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(4,151). See Note 5 in the notes to the consolidated financial statements.

Net Income (Loss)
We had net income for the nine month period ended September 30, 2014 of $17.3 million, or $1.90 per share, and we had Core Earnings of $20.8 million, or $2.27 per share. For the nine month period ended September 30, 2013, we had a net loss of $(1.8) million, or $(0.31) per share, and we had Core Earnings of $7.0 million, or $1.22 per share. The increase in net income period over period was principally due to an increase in interest income as well as a decrease in net realized and unrealized losses on our mortgage-backed securities and financial derivatives.
Interest Income
Our portfolio as of both September 30, 2014 and 2013 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. We earned approximately $35.0 million and $15.8 million in interest income on these securities for the nine month periods ended September 30, 2014 and 2013, respectively. The period-over-period increase in interest income resulted from a larger portfolio of assets held in the current period, while in 2013, prior to our May initial public offering, our asset base was smaller. For the nine months ended September 30, 2014, the annualized weighted average yield on our mortgage-backed securities was 3.44%. For the nine month period ended September 30, 2014, interest income includes $0.4 million related to the effects of a downward adjustment to premium amortization (accompanied by a corresponding $0.4 million downward adjustment to realized and unrealized gains), as higher interest rates have caused a decline in prepayments.
Interest Expense
For the nine month periods ended September 30, 2014 and 2013, the vast majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. Our average outstanding borrowings for the nine month period ended September 30, 2014 was $1.25 billion, resulting in an annualized average cost of funds of 0.35%. Our average outstanding borrowings for the nine month period ended September 30, 2013 was $620.4 million, resulting in an annualized average cost of funds of 0.38%. Our interest expense for the nine month period ended September 30, 2014 was $3.3 million as compared to $1.8 million for the nine month period ended September 30, 2013. This increase was mainly due to our increased average outstanding repo borrowings, as we did not have any repurchase agreements prior to April 2013.

The following table shows information related to our annualized average cost of funds for the nine month periods ended September 30, 2014 and 2013.

($ in thousands)	Average Borrowed Funds	Interest Expense	Annualized Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
Nine Month Period Ended September 30, 2014	$1,250,334	$3,277	0.35%	0.15%	0.33%
Nine Month Period Ended September 30, 2013	$620,371	$1,765	0.38%	0.19%	0.43%
As an alternative measure of our cost of funds, we add to our average interest cost the net periodic amounts paid or payable by us on our interest rate swaps as a percentage of our average outstanding borrowings. Our net periodic expense paid or payable under our interest rate swaps was $6.9 million for the nine month period ended September 30, 2014, or 0.74% of our average outstanding borrowings on an annualized basis, thereby resulting in an annualized average cost of funds including interest rate swaps of 1.09%. Our net periodic expense paid or payable under our interest rate swaps was $4.2 million for the nine month period ended September 30, 2013, or 0.90% of our average outstanding borrowings on an annualized basis, thereby resulting in an annualized average cost of funds including interest rate swaps of 1.28%. This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, U.S. Treasury securities, and futures.
Management Fees
For the nine month periods ended September 30, 2014 and 2013, our management fee expense was approximately $1.7 million and $1.5 million, respectively, which is based on shareholders' equity at the end of each quarter, excluding any unrealized gains (losses) included in shareholders' equity. The increase in management fees for the nine month period ended September 30, 2014 was primarily due to our larger capital base.
Other Operating Expenses
Other operating expenses include professional fees and various other expenses necessary to operate our business. Other operating expenses for the nine month period ended September 30, 2014 were approximately $2.3 million, while for the nine month period ended September 30, 2013, our other operating expenses were approximately $1.4 million. The increase in operating expenses period over period is due to the commensurate ramp-up in our operations following our May 2013 initial public offering. Our expense ratio, which represents our management fees and other operating expenses as a percentage of our average shareholders' equity was 3.2% on an annualized basis for the nine month period ended September 30, 2014, as compared to 3.8% for the nine month period ended September 30, 2013.
Other Income (Loss)
Other income (loss) consisted of net realized and net change in unrealized gain (losses) on mortgage-backed securities and financial derivatives. For the nine month period ended September 30, 2014, other loss was $10.3 million, and consisted of net realized and unrealized losses of $47.3 million on our financial derivatives, partially offset by net realized and unrealized gains of approximately $36.9 million on our mortgage-backed securities, primarily our Agency RMBS. Long-term interest rates generally declined over the course of the nine month period, causing our mortgage-backed securities to increase in value and our derivatives to decline in value. Other loss for the nine month period ended September 30, 2013 was $12.9 million and consisted of net realized and unrealized losses of $41.7 million on our RMBS, principally our Agency RMBS, partially offset by net realized and unrealized gains of approximately $28.8 million on our financial derivatives.
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
As of September 30, 2014 and December 31, 2013, we had $1.2 billion and $1.3 billion outstanding under our repurchase agreements, respectively. As of September 30, 2014, we had MRAs in place with thirteen counterparties and our outstanding repurchase agreements were with ten counterparties.
Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table reflects counterparties for which the amounts at risk relating to the Company's repurchase agreements was greater than 5% of shareholders' equity as of September 30, 2014 and December 31, 2013.
September 30, 2014:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
Deutsche Bank Securities	$11,411	56	6.7%
J.P. Morgan Securities Inc.	$10,610	56	6.3%
Barclays Capital Inc.	$10,355	34	6.1%
Bank of America Securities	$10,332	54	6.1%
RBC Capital Markets LLC	$10,270	48	6.1%

(1)	Amounts at risk exclude, in aggregate, $3.5 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
December 31, 2013:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
Deutsche Bank Securities	$20,180	29	12.1%
J.P. Morgan Securities Inc.	$13,919	54	8.3%
Bank of America Securities	$11,588	69	6.9%

(1)	Amounts at risk exclude, in aggregate, $2.3 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such reverse repo borrowing is adequately collateralized. As of September 30, 2014 and December 31, 2013, the weighted average contractual haircut applicable to the assets that serve as collateral for the Company's outstanding repo borrowings was 4.3% and 4.6%, respectively. As of both September 30, 2014 and December 31, 2013, all of the Company's repo borrowings were related to its Agency RMBS.
We held cash and cash equivalents of approximately $51.1 million and $50.1 million as of September 30, 2014 and December 31, 2013, respectively.

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
Nine Month Period Ended September 30, 2014

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.55	$5,027	March 12, 2014	March 31, 2014	April 28, 2014
Second Quarter	$0.55	$5,027	June 17, 2014	June 30, 2014	July 25, 2014
Third Quarter	$0.55	$5,032	September 11, 2014	September 30, 2014	October 27, 2014
Nine Month Period Ended September 30, 2013

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
Second Quarter	$0.14	$1,279	June 18, 2013	June 28, 2013	July 26, 2013
Third Quarter	$0.50	$4,569	September 17, 2013	September 27, 2013	October 25, 2013
The Board of Trustees did not declare any cash dividends prior to the second quarter of 2013.
For the nine month period ended September 30, 2014, our operating activities provided net cash of $11.0 million and our investing activities provided net cash of $81.8 million. Our repo activity used to finance our Agency RMBS (including repayments, in conjunction with the sales of Agency RMBS, of amounts borrowed under our repurchase agreements) used net cash of $77.0 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $15.8 million. We used $14.6 million to pay dividends and $0.2 million to pay offering costs. As a result of these activities, there was an increase in our cash holdings of $1.0 million from $50.1 million as of December 31, 2013 to $51.1 million as of September 30, 2014.
For the nine month period ended September 30, 2013, our operating activities provided net cash of $18.6 million and our investing activities used net cash of $1.43 billion. Our repo activity used to finance our Agency RMBS (including repayments, in conjunction with the sales of Agency RMBS, of amounts borrowed under our repurchase agreements) provided net cash of $1.29 billion. Thus our operating and investing activities, when combined with our net repo financing activities, used net cash of $121.1 million for the nine month period ended September 30, 2013. We received $150.0 million in gross proceeds from issuance of common shares. We used $1.3 million to pay dividends and $1.5 million to pay offering costs. As a result of these activities, there was an increase in our cash holdings of $26.2 million from $18.2 million as of December 31, 2012 to $44.3 million as of September 30, 2013.
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

We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both September 30, 2014 and December 31, 2013, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of September 30, 2014 we had $1.2 billion of outstanding borrowings with ten counterparties and as of December 31, 2013 we had $1.3 billion of outstanding borrowings with nine counterparties. As of September 30, 2014, we had MRAs with thirteen counterparties. We expect to continue to have discussions with various other financial institutions in order to expand our repurchase agreement capacity.
Off-Balance Sheet Arrangements
As of September 30, 2014 and December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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

In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of September 30, 2014, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in Value for a Decrease in Interest Rates by		Estimated Change in Value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS, excluding TBAs	$25,425	$42,885	$(33,391)	$(74,747)
TBAs	(8,328)	(13,703)	11,284	25,523
Non-Agency RMBS	487	991	(470)	(924)
U.S. Treasury Securities, and Interest Rate Swaps and Swaptions	(19,748)	(40,490)	18,753	36,511
Repurchase and Reverse Repurchase Agreements	(540)	(540)	803	1,606
Total	$(2,704)	$(10,857)	$(3,021)	$(12,031)
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our September 30, 2014 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Special Note Regarding Forward-Looking Statements."
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 11, 2014, we issued 2,358 restricted common shares to each of Robert B. Allardice, III, David Miller, Thomas Robards and Ronald I. Simon, Ph.D., as compensation for serving as trustees. These restricted share grants were made pursuant to our 2013 Equity Incentive Plan and such grants were exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(2) of the Securities Act.
Item 5. Other Information
Pursuant to Section 13(r) of the Exchange Act, if during the fiscal quarter ended September 30, 2014, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA"). During the fiscal quarter ended September 30, 2014, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Blackstone Tactical Opportunities EARN Holdings L.L.C., an affiliate of The Blackstone Group L.P. ("Blackstone"), is a holder of approximately 28% of the outstanding equity interests of our Common Shares and has a representative on our Board of Trustees. Accordingly, Blackstone may be deemed an "affiliate" of us, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone that it may include in its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014 disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone. Because of the broad definition of "affiliate" in Exchange Act Rule 12b-2, this portfolio company of Blackstone, through Blackstone's ownership of us, may also be deemed to be an affiliate of ours.
We have reproduced below the disclosure of Travelport Limited, as provided to us by Blackstone. Travelport Limited may be considered an affiliate of Blackstone. We have no involvement in or control over the activities of Travelport Limited, any of its predecessor companies or any of its subsidiaries, and we have not independently verified or participated in the preparation of this disclosure.
"As part of our global business in the travel industry, we provide certain passenger travel-related GDS and Technology Services to Iran Air. We also provide certain Technology Services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.
The gross revenue and net profit attributable to these activities in the quarter ended September 30, 2014 are still being determined."
Neither Travelport Limited nor Blackstone has provided us with gross revenues and net profits attributable to the activities described above.

Item 6. Exhibits

Exhibit	Description
10.1	Form of Share Award Agreement for September 11, 2014 awards

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the three month period ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	November 12, 2014	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	November 12, 2014	By:	/s/ LISA MUMFORD
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Form of Share Award Agreement for September 11, 2014 awards

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the three month period ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.