Form 10-K
period 2014-12-31
Ellington Residential Mortgage REIT
filed 2015-03-12
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common shares held by non-affiliates was $109,758,350 based on the closing price as reported by the New York Stock Exchange on that date.
Number of the registrant's common shares outstanding as of March 6, 2015: 9,149,274
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement with respect to its 2015 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III hereof as noted therein.

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I
Item 1. Business
Except where the context suggests otherwise, "EARN," "we," "us," and "our" refer to Ellington Residential Mortgage REIT and its subsidiaries, including Ellington Residential Mortgage LP, our operating partnership subsidiary, which we refer to as the "Operating Partnership." We hold all of our assets and conduct all of our operations through our Operating Partnership. "Manager" refers to Ellington Residential Mortgage Management LLC, our external manager, and "Ellington" refers to Ellington Management Group, L.L.C. and its affiliated investment advisory firms, including our Manager. In certain instances, references to our Manager and services to be provided to us by our Manager may also include services provided by Ellington and its other affiliates from time to time. In certain instances, references to our Manager and services to be provided to us by our Manager may also include services provided by Ellington and its other affiliates from time to time. References to "Blackstone" mean The Blackstone Group LP. The "Blackstone Funds" means the group of funds that are managed by an affiliate of Blackstone and that helped form, and have a substantial investment in, our company.
Special Note Regarding Forward-Looking Statements
When used in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission ("SEC") or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as "believe," "expect," "anticipate," "estimate," "project," "plan," "continue," "intend," "should," "would," "could," "goal," "objective," "will," "may," "seek" or similar expressions, are intended to identify "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the "Exchange Act," and, as such, may involve known and unknown risks, uncertainties and assumptions.
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; our use of and dependence on leverage; the impact of Fannie Mae and Freddie Mac being placed into conservatorship and related events, including the lack of certainty as to the future roles of these entities and the U.S. Government in the mortgage market and changes to legislation and regulations affecting these entities; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities we own and intend to acquire; changes in rates of default and/or recovery rates on our non-Agency assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act"); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of this Annual Report on Form 10-K, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
We were formed through an initial strategic venture among affiliates of Ellington, an investment management firm and registered investment adviser with a 20-year history of investing in a broad spectrum of mortgage-backed securities, or "MBS,"

and related derivatives, and the Blackstone Funds. These initial investors made an aggregate investment of approximately $31.5 million in us on September 25, 2012. On May 6, 2013, we closed our initial public offering of our common shares of beneficial interest, $0.01 par value per share, or "common shares," pursuant to which we sold 6,450,000 of our common shares to the public at a price of $20.00 per share. Concurrent with the initial public offering, we completed a private placement with our initial investors pursuant to which we issued 1,050,000 common shares at a price of $20.00 per share, resulting in gross proceeds of $21.0 million. Total gross proceeds from the initial public offering and concurrent private placement were $150.0 million. Proceeds, net of offering costs, were approximately $148.5 million.
We have elected to be taxed as a REIT for U.S. federal income tax purposes. We intend to maintain our exclusion from registration under the Investment Company Act.
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
Our Manager is responsible for administering our business activities and day-to-day operations and, pursuant to a services agreement between our Manager and Ellington, relies on the resources of Ellington to support our operations. Ellington has well-established portfolio management resources for each of our targeted asset classes and an established infrastructure supporting those resources. Through our relationship with our Manager, we benefit from Ellington's highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community, financial and capital structuring skills, investment surveillance capabilities, and operational expertise. Ellington's analytic approach to the investment process involves collection of substantial amounts of data regarding historical performance of RMBS collateral and RMBS market transactions. Ellington analyzes this data to identify possible relationships and trends, and develops financial models used to support the investment and risk management process. In addition, throughout Ellington's 20-year history of investing in RMBS and related derivatives, it has developed strong relationships with a wide range of dealers and other market participants that provide Ellington access to a broad range of trading opportunities and market information. As a result, our Manager is able to provide us with access to a wide variety of asset acquisition and disposition opportunities and information that assist us in making asset management decisions across our targeted asset classes, which we believe provides us with a significant competitive advantage. We also benefit from Ellington's finance, accounting, operations, legal, compliance, and administrative functions.
As of December 31, 2014, Ellington employed over 150 employees and had assets under management of approximately $6.16 billion, of which (i) approximately $4.74 billion was comprised of our company, as well as Ellington Financial LLC, a specialty finance company listed on the NYSE under the ticker "EFC," and various hedge funds and other alternative investment vehicles that employ financial leverage, and (ii) approximately $1.42 billion was comprised of accounts that do not employ financial leverage.
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
Our strategy is adaptable to changing market environments, subject to compliance with the income and other tests that will allow us to maintain our qualification as a REIT for U.S. federal income tax purposes and to maintain our exclusion from registration as an investment company under the Investment Company Act. As a result, although we intend to focus on the acquisition and management primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS, residential mortgage loans, and MSRs, our acquisition and management decisions will depend on prevailing market conditions and our targeted asset classes may vary over time in response to market conditions. To the extent that we acquire MSRs, it may be necessary to hold such assets through a taxable REIT subsidiary, or "TRS." As a result, a portion of the income from such assets may be subject to U.S. federal corporate income tax. Our Manager is authorized to follow very broad investment guidelines and, as a result, we cannot predict our portfolio composition. We may change our strategy and policies without a vote of our shareholders. Moreover, although our independent trustees will periodically review our investment guidelines and our portfolio, they generally will not review our proposed asset acquisitions or asset management decisions.
With respect to MBS, Ellington's investment philosophy primarily revolves around the pursuit of value across various types of MBS and related assets. Ellington seeks investments across a wide range of MBS sectors without any restriction as to ratings, structure, or position in the capital structure. Over time and through market cycles, opportunities will present themselves in varying sectors and in varying forms. By rotating between and allocating among various sectors of the RMBS markets and adjusting the extent to which it hedges interest rate, prepayment, and credit risks, Ellington believes that it will be able to capitalize on the disparities between these RMBS sectors as well as on overall trends in the marketplace, and therefore provide better and more consistent returns. Disparities between RMBS sectors vary from time to time and are driven by a combination of factors. For example, as various RMBS sectors fall in and out of favor, the relative yields that the market demands for those sectors may vary. In addition, Ellington's performance projections for certain sectors may differ from those of other market participants and such disparities will naturally cause us, from time to time, to gravitate towards certain sectors and away from others. Disparities between RMBS sectors and individual securities within such sectors may also be driven by differences in collateral performance, in servicer behavior and in the structure of particular investments (for example, in the timing of cash flows), and our Manager may believe that other market participants are overestimating or underestimating the value of these differences. Furthermore, we believe that risk management, including opportunistic portfolio hedging and prudent financing and liquidity management, is essential for consistent generation of attractive current yields and risk-adjusted total returns.
Ellington's continued emphasis on and development of proprietary RMBS, interest rate, prepayment, and credit models, as well as other proprietary research and analytics, underscores the importance it places on a disciplined and analytical approach to fixed income investing, especially in RMBS. Our Manager uses Ellington's proprietary models to identify attractive assets, value these assets, monitor and forecast the performance of these assets, and (subject to qualifying and maintaining our qualification as a REIT) opportunistically hedge our interest rate risk, hedge our prepayment risk, and hedge our credit risk. We leverage these skills and resources for purposes of attaining our objectives.
We believe that our Manager is uniquely qualified to implement our strategy. Our strategy is consistent with Ellington's investment approach, which is based on its distinctive strengths in sourcing, analyzing, trading and hedging for complex MBS and other mortgage- and non-mortgage-related products and non-mortgage related products. Furthermore, we believe that Ellington's extensive experience in buying, selling, analyzing, and structuring fixed income securities, coupled with its broad access to market information and trading flows, provides us with a steady flow of opportunities to acquire assets with favorable trade executions.

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
We primarily engage in TBA transactions for purposes of managing interest rate risk associated with our liabilities under repurchase agreements, or "repos." We generally treat such TBA purchases and sales as hedging transactions that hedge indebtedness incurred to acquire or carry real estate assets, or "qualifying liability hedges," for REIT purposes. Alternatively, we may, from time to time, opportunistically engage in TBA transactions because we find them attractive in their own right, from a relative value perspective or otherwise. Our ability to engage in TBA transactions may be limited by our intention to remain qualified as a REIT. In accordance with generally accepted accounting principles in the United States of America, or "U.S. GAAP," we treat TBAs as derivative transactions.

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
Ellington has a focused investment team for each of our targeted asset classes. Each team evaluates acquisition opportunities consistent with our investment guidelines. Our asset acquisition process includes sourcing and screening of asset acquisition opportunities, credit analysis, due diligence, structuring, financing, and hedging, each as appropriate, to seek attractive current yields and total returns commensurate with our risk tolerance. We also screen and monitor potential asset acquisitions to determine their impact on maintaining our exclusion from registration as an investment company under the Investment Company Act and our qualification as a REIT.
Valuation of Assets
Our Manager's valuation process is subject to the oversight of our Manager's Valuation Committee as well as the oversight of the independent members of our Board of Trustees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation."
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
Interest Rate Hedging
We opportunistically manage our interest rate risk by using various hedging strategies to mitigate such risks, subject to maintaining our qualification as a REIT and maintaining our exclusion from registration as an investment company under the Investment Company Act. The interest rate hedging instruments that we use and may use in the future include, without limitation:

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
We also utilize TBAs. Pursuant to a TBA transaction, we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. We primarily engage in TBA transactions for purposes of managing interest rate risk associated with our liabilities under repurchase agreements. Alternatively, we may, from time to time, opportunistically, engage in TBA transactions because we find them attractive on their own, from a relative value perspective or otherwise. Our ability to engage in TBA transactions may be limited by our intention to remain qualified as a REIT.
Credit Risk Hedging
Although we do not operate our non-Agency RMBS investment strategy on a credit-hedged basis in general, we may from time to time opportunistically enter into short positions using credit default swaps to protect against adverse credit events with respect to our non-Agency RMBS, subject to maintaining our qualification as a REIT and maintaining our exclusion from registration as an investment company under the Investment Company Act. We may use credit default swaps to hedge non-Agency RMBS credit risk by buying protection on various MBS indices. We may also enter into other derivative contracts for credit hedging purposes, including contracts referencing the unsecured corporate credit, or the equity of, certain corporations, including indices on corporate debt and equity.
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
Our Financing Strategies and Use of Leverage
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. As of December 31, 2014, our borrowings consisted solely of repurchase agreements that were collateralized by our Agency RMBS. In a repurchase agreement, we will sell an asset to a counterparty at a discounted value, or the loan amount, and simultaneously agree to repurchase the same asset from such counterparty at a future date at a price equal to the loan amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repurchase agreements are accounted for as collateralized borrowings. During the term of a repurchase agreement, we will generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our repurchase agreements are often used to purchase the asset subject to the transaction, our financing arrangements do not restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our repurchase agreement arrangements will typically be documented under the standard form master repurchase agreement of the Securities Industry and Financial Markets Association, with the ability for both parties to request margin (i.e., to demand that the other party post additional collateral or repay a portion of the funds advanced) should the value of the underlying assets and posted collateral change. Given daily market volatility, we and our repurchase agreement counterparties will be required to post additional margin collateral to each other from time to time as part of the normal course of our business. Our repurchase agreement financing counterparties will generally have the right, to varying degrees, to determine the value of the underlying collateral for margining purposes, subject to the terms and conditions of our agreement with the counterparty, including in certain cases our right to dispute the counterparty's valuation determination. As of December 31, 2014, we had approximately $1.3 billion outstanding under repurchase agreements with ten counterparties, and given that we had approximately $163.4 million of shareholders' equity as of December 31, 2014, our debt-to-equity ratio was 8.10 to 1. As of December 31, 2014, the entire amount of our liability under repurchase agreements was related to our Agency RMBS. Our debt-to-equity ratio does not account for liabilities other than debt financings.
We may utilize other types of borrowings in the future, including term facilities or other more complex financing structures. We also may raise capital by issuing unsecured debt, preferred or common shares, or depositary shares.
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
Management Agreement
Upon our inception in September 2012, we entered into a management agreement with our Manager pursuant to which our Manager provides for the day-to-day management of our operations. The management agreement requires our Manager to manage our business affairs in conformity with policies and investment guidelines that are approved and monitored by our Board of Trustees. Our Manager is subject to the direction and oversight of our Board of Trustees. Our Manager is responsible for, among other things:

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
Management Fees
We and our Manager amended the management agreement on December 17, 2014, effective January 1, 2015, solely to revise the definition of “Shareholders’ Equity” as set forth therein. See note 14 to the notes to our consolidated financial statements.
Periods prior to January 1, 2015
Under the management agreement, we pay our Manager a management fee quarterly in arrears in an amount equal to 1.50% per annum of our shareholders' equity, with shareholders' equity being calculated as of the end of any fiscal quarter, as (a) the sum of (1) the net proceeds from any issuances of common shares or other equity securities of our company or our Operating Partnership (without double counting) since inception, plus (2) our and our Operating Partnership's (without double counting) retained earnings or accumulated deficit calculated in accordance with U.S. GAAP at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that we or our Operating Partnership has paid to repurchase our common shares, limited partnership interests in our Operating Partnership, or other equity securities since inception. Shareholders' equity excludes (1) any unrealized gains, losses or any non-cash equity compensation expenses that have impacted shareholders' equity as reported in our financial statements prepared in accordance with U.S. GAAP regardless of whether such items are included in other comprehensive income or loss, or in net income (loss), and (2) one-time events pursuant to changes in U.S. GAAP and certain non-cash items not otherwise described above in each case, after discussions between our Manager and our independent trustees and approval by a majority of our independent trustees. Our shareholders' equity, for purposes of calculating the management fee, could be greater or less than the amount of shareholders' equity shown on our financial statements.
Periods after January 1, 2015
For all periods after January 1, 2015, shareholders' equity is calculated, as of the end of any fiscal quarter, as (a) the sum of (1) the net proceeds from any issuances of common shares or other equity securities of our company or our Operating Partnership (without double counting) since inception, plus (2) our and our Operating Partnership's (without double counting) retained earnings or accumulated deficit calculated in accordance with U.S. GAAP at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that we or our Operating Partnership has paid to repurchase our common shares, limited partnership interests in our Operating Partnership, or other equity securities since inception. Shareholders' equity excludes (1) non-cash equity compensation expenses that have impacted shareholders' equity as reported in our financial statements prepared in accordance with U.S. GAAP, and (2) one-time events pursuant to changes in U.S. GAAP, and certain non-cash items not otherwise described above in each case, after discussions between our Manager and our independent trustees and approval by a majority of the independent trustees.
Reimbursement of Expenses
We do not maintain an office or employ personnel. We rely on the facilities and resources of our Manager to conduct our operations. We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the management agreement. Our Manager is responsible for all costs incident to the performance of its duties under the management agreement, including compensation of our Manager's employees and other related expenses, other than our allocable portion of the costs incurred by our Manager for certain dedicated or partially dedicated employees including a Chief Financial Officer, one or more controllers, an in-house legal counsel, an investor relations professional, and certain internal audit staff in connection with Sarbanes-Oxley compliance initiatives, based on the portion of their working time and efforts spent on our matters and subject to approval of the reimbursed amounts by the Compensation Committee of our Board of Trustees. In addition, other than as expressly described in the management agreement, we are not required to pay any portion of rent, telephone, utilities, office furniture, equipment, machinery, and other office, internal and overhead expenses of our Manager and its affiliates. Expense reimbursements to our Manager are made within 60 days following delivery of the expense statement by our Manager.
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
Conflicts of Interest; Equitable Allocation of Opportunities
Ellington manages various other clients that have strategies that are similar to, or overlap with, our strategy, including Ellington Financial LLC, a specialty finance company listed on the NYSE. As of December 31, 2014, Ellington managed various funds, accounts, and other vehicles that have strategies that are similar to, or that overlap with, our strategy, that had approximately $5.5 billion of total assets under management, excluding our assets but including $1.4 billion of accounts that do not employ financial leverage. Ellington makes available to our Manager all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, to be appropriate for us in accordance with Ellington's written investment allocation policy, subject to the exception that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington's other accounts in all such opportunities. Ellington's investment and risk management committee and its compliance committee (headed by its Chief Compliance Officer) are responsible for monitoring the administration of, and facilitating compliance with, Ellington's investment allocation procedures and policies.
Because Agency pass-through certificates, Agency and non-Agency CMOs, and certain other asset classes in which we invest are typically available only in specified quantities and are also targeted assets for certain other Ellington accounts, Ellington often is not able to buy as much of any given asset as required to satisfy the needs of all its accounts. In these cases, Ellington's investment allocation procedures and policies typically allocate such assets to multiple accounts in proportion to their needs and available capital. Ellington may at times allocate opportunities on a preferential basis to accounts that are in a "start-up" or "ramp-up" phase. The policies permit departure from such proportional allocation under certain other circumstances, for example when such allocation would result in an inefficiently small amount of the security being purchased for an account. In that case, the policies allow for a protocol of allocating assets so that, on an overall basis, each account is treated equitably. In addition, as part of these policies, we may be excluded from specified allocations of assets for tax, regulatory, risk management, or similar reasons.
Other policies of Ellington that our Manager applies to the management of our company include controls for:

•
Cross Transactions—defined as transactions between us or one of our subsidiaries, on the one hand, and an account (other than us or one of our subsidiaries) managed by Ellington or our Manager, on the other hand. It is Ellington's policy to engage in a cross transaction only when the transaction is in the best interests of, and is consistent with the objectives and policies of, both accounts involved in the transaction. Pursuant to the terms of the management agreement, our Manager may enter into cross transactions where it acts on our behalf and where Ellington or our Manager acts on behalf of the other party to the transaction; provided, however, that our Manager will not enter into any cross transactions on our behalf unless the cross transaction involves a "level one" asset for U.S. GAAP accounting purposes which is being crossed at market prices, or the cross transaction has received approval of a majority of our independent trustees. Although we believe such restrictions on our Manager's ability to engage in cross transactions on our behalf mitigate many risks, cross transactions, even at market prices, may potentially create a conflict of interest between our Manager's and our officers' duties to and interests in us and their duties to and interests in the other party. Subject to our Board of Trustees authorizing such action and upon written notice to our Manager, we may at any time revoke our consent to our Manager's executing cross transactions. Additionally, unless approved in advance by a majority of our independent trustees or pursuant to and in accordance with a policy that has been approved by a majority of our independent trustees, all cross transactions must be effected at the then-prevailing market prices. Pursuant to our Manager's current policies and procedures, assets for which there are no readily observable market prices may be purchased or sold in cross transactions (i) at prices based upon third-party bids received through auction, (ii) at the average of the highest bid and lowest offer quoted by third-party dealers, or (iii) according to another pricing methodology approved by our Manager's Chief Compliance Officer.

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
Operating and Regulatory Structure
Tax Requirements
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or "the Code," and have complied, and intend to continue to comply, with the provisions of the Code with respect thereto. Accordingly, we do not expect to be subject to U.S. federal income tax on our REIT taxable income that is currently distributed to our shareholders. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income excluding net capital gains. We cannot assure you that we will be able to comply with such requirements in the future. Failure to qualify as a REIT in any taxable year would cause us to be subject to U.S. federal income tax on our taxable income at regular corporate rates (and any applicable state and local taxes). Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, local, and non-U.S. taxes on our income. For example, if we form a TRS, the income generated by that subsidiary will be subject to U.S. federal, state, and local income tax.
Investment Company Act Exclusion
Both we and our Operating Partnership are organized as holding companies and conduct our businesses primarily through wholly-owned subsidiaries of our Operating Partnership in a manner such that neither we nor our subsidiaries are subject to registration under the Investment Company Act. Under Section 3(a)(1) of the Investment Company Act, a company is deemed to be an "investment company" if:

•	it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities (Section 3(a)(1)(A)); or

•
it is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities and does own or proposes to acquire "investment securities" having a value exceeding 40% of the value of its total assets (excluding U.S. government securities and cash) on an unconsolidated basis, or "the 40% Test." (Section 3(a)(1)(C)). "Investment securities" excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company for private funds under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We believe we and our Operating Partnership will not be considered investment companies under Section 3(a)(1)(A) of the Investment Company Act because we and our Operating Partnership do not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting, or trading in securities. Rather, through wholly-owned or majority-owned subsidiaries, we and our Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. In addition, we conduct our operations so that both we and our Operating Partnership satisfy the 40% Test.
Our Operating Partnership's direct and indirect subsidiaries, through which we operate our business, rely upon certain exclusions from the definition of investment company under the Investment Company Act including, in the case of our Operating Partnership's wholly-owned subsidiary, EARN Mortgage LLC, Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires an entity to invest at least 55% of its assets in "mortgages and other liens on and interests in real estate," which we refer to as "qualifying real estate interests," and at least 80% of its assets in qualifying real estate interests plus "real estate-related assets." In satisfying the 55% requirement, the entity may treat agency securities issued with respect to an underlying pool of mortgage loans in which it holds all of the certificates issued by the pool as qualifying real estate interests. The CMOs we acquire will not be treated as qualifying real estate interests for purposes of the 55% requirement.
We also have formed, and may in the future form, certain other wholly-owned or majority-owned subsidiaries that will invest in CMOs and, subject to our investment guidelines, other real estate-related assets. These subsidiaries will rely upon the exclusion from the definition of investment company under the Investment Company Act pursuant to Section 3(c)(1) or 3(c)(7) of the Investment Company Act. Investments in subsidiaries that rely on the exclusions from the definition of investment company under 3(c)(1) or 3(c)(7) of the Investment Company Act are considered investment securities for the purposes of the 40% Test. Therefore, our Operating Partnership’s investments in its 3(c)(7) subsidiaries and its other investment securities cannot exceed 40% of the value of our Operating Partnership's total assets (excluding U.S. government securities and cash) on an unconsolidated basis.

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
The loss of our exclusion from registration pursuant to the Investment Company Act could require us to restructure our operations, sell certain of our assets, or abstain from the purchase of certain assets, which could have an adverse effect on our financial condition and results of operations. See "—Risk Factors—Maintenance of our exclusion from registration as an investment company under the Investment Company Act imposes significant limitations on our operations."
Investment Advisers Act of 1940
Both Ellington and our Manager are registered as investment advisers under the Advisers Act and are subject to the regulatory oversight of the Investment Management Division of the SEC.
Staffing
We currently do not have any employees. All of our executive officers, and our partially dedicated personnel which include our Chief Financial Officer, controllers, in-house legal counsel, investor relations professional, and internal audit staff, are employees of Ellington or one or more of its affiliates. See "—Management Agreement" above.
Additional Information
A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our internet website at www.earnreit.com. All of these reports are made available on our internet website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics and the charters of the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Trustees are also available at www.earnreit.com and are available in print to any shareholder upon request in writing to Ellington Residential Mortgage REIT, c/o Investor Relations, 53 Forest Avenue, Old Greenwich, CT 06870. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filing we make with the SEC.
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
We commenced operations beginning in September 2012 and completed our initial public offering in May 2013. As a result, we have a limited operating history. We cannot assure you that we will be able to operate our business successfully or continue to implement our operating policies and strategies. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of our targeted assets, the level and volatility of interest rates, the availability of adequate short and long-term financing, conditions in the financial markets and general economic conditions.
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
As discussed above, Fannie Mae, Freddie Mac, and Ginnie Mae could each be dissolved and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae, Freddie Mac, or Ginnie Mae were eliminated, or their structures were to change radically or the U.S. Government significantly reduced its support for any or all of them, we may be unable or significantly limited in our ability to acquire Agency RMBS, which would drastically reduce the amount and type of Agency RMBS available for purchase which, in turn, could materially adversely affect our ability to maintain our exclusion from registration as an investment company under the Investment Company Act. Moreover, any changes to the nature of the guarantees provided by, or laws affecting, Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the credit quality of the guarantees, could increase the risk of loss on purchases of Agency RMBS issued by these GSEs and could have broad adverse market implications for the Agency RMBS they currently guarantee. Any action that affects the credit quality of the guarantees provided by Fannie Mae, Freddie Mac and Ginnie Mae could materially adversely affect the value of our Agency RMBS.
In addition, we rely on our Agency RMBS as collateral for our financings under the repos that we have entered into. Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on our Agency RMBS on acceptable terms or at all, or to maintain compliance with the terms of any financing transactions.
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
Subject to maintaining our qualification as a REIT, while we opportunistically hedge our exposure to changes in interest rates, there can be no assurances that our hedges will be successful, or that we will be able to enter into or maintain such hedges. As a result, interest rate fluctuations can cause significant losses, reductions in income, and can limit the cash available to pay dividends to our shareholders.
Certain actions by the U.S. Federal Reserve could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
In September 2012, the Federal Reserve announced a third round of quantitative easing, or "QE3," which was an open-ended program designed to expand the Federal Reserve's holdings of long-term securities by purchasing, at the time, an additional $40 billion of Agency RMBS per month until key economic indicators show sufficient signs of improvement.
In December 2012, in an effort to keep long-term interest rates at low levels, the Federal Reserve announced an expansion of its QE3 asset buying program starting in January 2013, at which time it would commence outright purchases of longer-term U.S. Treasury securities at a pace of $45 billion per month. In December 2013, given indications that the U.S. economy had improved sufficiently, the Federal Reserve announced that it would reduce its monthly asset purchases by $10 billion beginning in January 2014, with the reduction split evenly between Agency RMBS and U.S. Treasury securities, and it added that it would likely reduce the pace of asset purchases in further measured steps to be announced at future meetings. Since December 2013, the Federal Reserve announced and completed eight incremental reductions in its purchases of Agency RMBS and U.S. Treasury securities under its accommodative monetary policies, and concluded its QE3 asset buying program at the end of October 2014. Although interest rates actually declined by the end of 2014, it remains possible that interest rates could rise substantially for a variety of reasons, including as a result of an anticipated increase in the federal funds rate in 2015. See "—Increases in interest rates could adversely affect the value of our assets and cause our interest expense to increase, and increase the risk of default on our assets which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to shareholders." Should the U.S. economy begin to deteriorate, the Federal Reserve could decide to reinstate its asset purchase program or institute other measures designed to reduce interest rates. These measures could lead to a flattening in the yield curve, increased prepayment rates (resulting from lower long-term interest rates, including mortgage rates), and a narrowing of our net interest margin.
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
Certain non-Agency RMBS securities that we acquire are deemed by rating agencies to have substantial vulnerability to default in payment of interest and/or principal. Other securities we acquire have the lowest quality ratings or are unrated. Many securities that we acquire are subordinated in cash flow priority to other more "senior" securities of the same securitization. The exposure to defaults on the underlying mortgages is severely magnified in subordinated securities. Certain subordinated securities ("first loss securities") absorb all losses from default before any other class of securities is at risk. Such securities therefore are considered to be highly speculative investments. Also, the risk of declining real estate values, in particular, is amplified in subordinated RMBS, as are the risks associated with possible changes in the market's perception of the entity issuing or guaranteeing them, or by changes in government regulations and tax policies. Accordingly, the subordinated and lower-rated (or unrated) securities in which we invest may experience significant price and performance volatility relative to more senior or higher-rated securities and they are subject to greater risk of loss than more senior or higher-rated securities which, if realized, could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
We rely on mortgage servicers for our loss mitigation efforts, and we also may engage in our own loss mitigation efforts with respect to whole mortgage loans and loan pools we may purchase. Such loss mitigation efforts may be unsuccessful or not cost effective.
We depend on a variety of services provided by third-party service providers related to our non-Agency RMBS and whole mortgage loans and loan pools we may acquire. We rely on the mortgage servicers who service the mortgage loans backing our non-Agency RMBS to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services. Our mortgage servicers and other service providers to our non-Agency RMBS, such as trustees, bond insurance providers and custodians, may not perform in a manner that promotes our interests. In addition, legislation that has been enacted or that may be enacted in order to reduce or prevent foreclosures through, among other things, loan modifications, may reduce the value of mortgage loans backing our non-Agency RMBS or whole mortgage loans that we acquire. Mortgage servicers may be incentivized by the U.S. Government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. In addition to legislation that creates financial incentives for mortgage loan servicers to modify loans and take other actions that are intended to prevent foreclosures, legislation has also been adopted that creates a safe harbor from liability to creditors for servicers that undertake loan modifications and other actions that are intended to prevent foreclosures. Finally, recent laws delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limit the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans underlying the mortgage servicing rights. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a result of these legislative actions, the mortgage loan servicers on which we rely may not perform in our best interests or up to our expectations. If our third-party service providers including mortgage servicers do not perform as expected, our business, financial condition and results of operations and our ability to pay dividends to our shareholders may be materially adversely affected.
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

Some of the risks of relying on analytical models and third-party data include the following:

•	collateral cash flows and/or liability structures may be incorrectly modeled in all or only certain scenarios, or may be modeled based on simplifying assumptions that lead to errors;

•	information about assets or the underlying collateral may be incorrect, incomplete, or misleading;

•
asset, collateral or RMBS historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported, or subject to interpretation (e.g. different RMBS issuers may report delinquency statistics based on different definitions of what constitutes a delinquent loan); and

•	asset, collateral or RMBS information may be outdated, in which case the models may contain incorrect assumptions as to what has occurred since the date information was last updated.
Some models, such as prepayment models or default models, may be predictive in nature. The use of predictive models has inherent risks. For example, such models may incorrectly forecast future behavior, leading to potential losses. In addition, the predictive models used by our Manager may differ substantially from those models used by other market participants, with the result that valuations based on these predictive models may be substantially higher or lower for certain assets than actual market prices. Furthermore, because predictive models are usually constructed based on historical data supplied by third parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data, and, in the case of predicting performance in scenarios with little or no historical precedent (such as extreme broad-based declines in home prices, or deep economic recessions or depressions), such models must employ greater degrees of extrapolation and are therefore more speculative and of more limited reliability.
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
The values of some of the assets in our portfolio are not readily determinable. We value these assets monthly at fair value, as determined in good faith by our Manager, subject to the oversight of our Manager's valuation committee. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our Manager's determinations of fair value may differ from the values that would have been used if a ready market for these assets existed or from the prices at which trades occur. Furthermore, we may not obtain third party valuations for all of our assets. Changes in the fair value of our assets directly impact our net income through recording unrealized appreciation or depreciation of our investments and derivative instruments, and so our Manager's determination of fair value has a material impact on our net income.
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
We acquire assets and other instruments that are not publicly traded, including privately placed RMBS. As such, these assets may be subject to legal and other restrictions on resale, transfer, pledge or other disposition, or will otherwise be less liquid than publicly-traded securities. Other assets that we acquire, while publicly traded, have limited liquidity on account of their complexity, turbulent market conditions, or other factors. In addition, mortgage-related assets from time to time have experienced extended periods of illiquidity, including during times of financial stress (such as during the 2008 financial crisis), which is often the time that liquidity is most needed. Illiquid assets typically experience greater price volatility, because a ready market does not exist, and they can be more difficult to value or sell if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. We may also face other restrictions on our ability to liquidate any assets for which we or our Manager has or could be attributed with material non-public information. Furthermore, assets that are illiquid are more difficult to finance, and to the extent that we finance assets that are or become illiquid, we may lose that financing or have it reduced. If we are unable to sell our assets at favorable prices or at all, it could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
We are highly dependent on information systems and system failures could significantly disrupt our business, which may, in turn, materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Our business is highly dependent on communications and information systems. Any failure or interruption of our systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our securities trading activities, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions, if their respective systems experience failure, interruption, cyber-attacks, or security breaches.
Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in the financial services industry and may occur on our systems in the future. We rely heavily on our financial, accounting and other data processing systems. Although we have not detected a breach to date, financial services institutions have reported breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that we have experienced an undetected breach, and it is likely that other financial institutions have experienced more breaches than have been detected and reported. There is no assurance that we, or the third parties that facilitate our business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks or systems of third parties that facilitate our business activities) or any failure to maintain performance, reliability and security of our technical infrastructure, but such computer malware, viruses, and computer hacking and phishing attacks may negatively affect our operations.
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
Through the use of leverage, we may acquire positions with market exposure significantly greater than the amount of capital committed to the transaction. For example, by entering into repurchase agreements with advance rates, or haircut levels (a haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such reverse repo borrowing is adequately collateralized), of 3%, we could theoretically leverage capital allocated to Agency RMBS by a debt-to-equity ratio of as much as 33 to 1. There is no specific limit on the amount of leverage that we may use. Leverage can enhance our potential returns but can also exacerbate losses. Even if an asset increases in value, if the asset fails to earn a return that equals or exceeds our cost of borrowing, the leverage will diminish our returns.
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
Subject to maintaining our qualification as a REIT and exclusion from registration under the Investment Company Act, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates and, to a lesser extent, credit risk. Our hedging activity is expected to vary in scope based on the level and volatility of interest rates, the types of liabilities and assets held and other changing market conditions. Hedging may fail to protect or could adversely affect us because, among other things:

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
Although we do not intend to operate our non-Agency RMBS investment strategy on a credit-hedged basis in general, we may from time to time opportunistically enter into short positions using credit default swaps to protect against adverse credit events with respect to our non-Agency RMBS, provided that our ability to do so may be limited in order to maintain our qualification as a REIT and maintain our exclusion from registration as an investment company under the Investment Company Act.
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
Hedging instruments and other derivatives, including certain types of credit default swaps, involve risk because they may not, in many cases, be traded on regulated exchanges and may not be guaranteed or regulated by any U.S. or foreign governmental authorities. Consequently, for these instruments there may be less stringent requirements with respect to record keeping, financial responsibility or segregation of customer funds and compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Our Manager is not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. Furthermore, our Manager has only a limited internal credit function to evaluate the creditworthiness of its counterparties, mainly relying on its experience with such counterparties and their general reputation as participants in these markets. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default under the hedging agreement. Default by a party with whom we enter into a hedging transaction may result in losses and may force us to re-initiate similar hedges with other counterparties at the then-prevailing market levels. Generally, we will seek to reserve the right to terminate our hedging transactions upon a counterparty's insolvency, but absent an actual insolvency, we may not be able to terminate a hedging transaction without the consent of the hedging counterparty, and we may not be able to assign or otherwise dispose of a hedging transaction to another counterparty without the consent of both the original hedging counterparty and the potential assignee. If we terminate a hedging transaction, we may not be able to enter into a replacement contract in order to cover our risk. There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and therefore we may be required to maintain any hedging position until exercise or expiration, which could adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
The new rules primarily impact our trading of these instruments in two ways. First, beginning on June 10, 2013, certain newly executed swaps, including many interest rate and credit default swaps, became subject to mandatory clearing. Under this requirement, subsequent to the execution of the trade, the parties to the trade are required to submit the trade to a central counterparty clearinghouse, or "CCP," for clearing. It is the intent of the Dodd-Frank Act that, by mandating the clearing of swaps in this manner, swap counterparty risk would not become overly concentrated in any single entity, but rather would be spread and centralized among the CCP and its members. We are not a direct member of any CCP, so we must access the CCPs through a futures commission merchant, or "FCM," which acts as intermediary between us and the CCP with respect to all facets of the transaction, including the posting and receipt of required collateral. If we lost access to our FCMs or CCPs, we could potentially be unable to use interest rate swaps and credit default swaps to hedge our risks.
The second way that the new rules impact our trading of these instruments is the Swap Execution Facility, or "SEF," mandate. This mandate came into effect on October 2, 2013, and requires that we execute most interest rate swaps or credit default swaps on an electronic platform, rather than over the phone or in some other manner. If we were to lose access to our selected SEFs or we were otherwise unable to communicate with them, this would prevent us from being able to trade these instruments. In addition, as the industry is in the early stages of SEF trading, the process may be slower, which could impact the quality of our execution. If we were unable to execute our hedging trades in a timely manner, particularly in a volatile market environment, we may not be able to execute our strategies in the most advantageous manner.
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
Additionally, for all swaps we entered into prior to June 10, 2013, we were not required to clear them through a CCP and as a result these swaps are still subject to the risks of nonperformance by any of the individual counterparties with whom we entered into these transactions described in "—Hedging instruments and other derivatives, including some credit default swaps, may not, in many cases, be traded on regulated exchanges, or may not be guaranteed or regulated by any U.S. or foreign governmental authority and involve risks and costs that could result in material losses" above.
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
Our profitability depends, in large part, on our ability to acquire targeted assets at favorable prices. We compete with a number of entities when acquiring our targeted assets, including other mortgage REITs, financial companies, public and private funds, commercial and investment banks and residential and commercial finance companies. We may also compete with (i) the Federal Reserve and the U.S. Treasury to the extent they purchase assets in our targeted asset classes and (ii) companies that partner with and/or receive financing from the U.S. Government. Many of our competitors are substantially larger and have considerably more favorable access to capital and other resources than we do. Furthermore, new companies with significant amounts of capital have been formed or have raised additional capital, and may continue to be formed and raise additional capital in the future, and these companies may have objectives that overlap with ours, which may create competition for assets we wish to acquire. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as funding from the U.S. Government. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets to acquire or pay higher prices than we can. We also may have different operating constraints from those of our competitors including, among others, (i) tax-driven constraints such as those arising from our qualification as a REIT, (ii) restraints imposed on us by our attempt to comply with certain exclusions from the definition of an "investment company" or other exemptions under the Investment Company Act and (iii) restraints and additional costs arising from our status as a public company. Furthermore, competition for assets in our targeted asset classes may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
We intend to pay dividends to our shareholders in amounts such that we distribute all or substantially all of each year's taxable income (subject to certain adjustments). This distribution policy will enable us to avoid being subject to U.S. federal income tax on our REIT taxable income that we distribute to our shareholders. However, our ability to pay dividends will depend on our earnings, our financial condition and such other factors as our Board of Trustees may deem relevant from time to time. We will declare and pay dividends only to the extent approved by our Board of Trustees.
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
Our Manager has limited experience operating a REIT. The REIT provisions of the Code are complex, and any failure to comply with those provisions in a timely manner could prevent us from maintaining our qualification as a REIT or force us to pay unexpected taxes and penalties. In such event, our net income would be reduced and we could incur a loss.
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
Our Manager is authorized to follow very broad guidelines in pursuing our strategy. While our Board of Trustees periodically reviews our guidelines and our portfolio and asset-management decisions, it generally does not review all of our proposed acquisitions, dispositions, and other management decisions. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to them by our Manager. Furthermore, our Manager may arrange for us to use complex strategies or to enter into complex transactions that may be difficult or impossible to unwind by the time they are reviewed by our Board of Trustees. Our Manager has great latitude within the broad guidelines in determining the types of assets it may decide are proper for us to acquire and other decisions with respect to the management of those assets subject to our maintaining our qualification as a REIT. Poor decisions could have a material adverse effect on our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
We are subject to conflicts of interest arising out of our relationship with Ellington and our Manager. Currently, all of our executive officers, and two of our trustees, are employees of Ellington or one or more of its affiliates. As a result, our Manager and our officers may have conflicts between their duties to us and their duties to, and interests in, Ellington or our Manager. For example, Mr. Penn, our President and Chief Executive Officer and one of our trustees, also serves as the President and Chief Executive Officer of, and as a Member of the Board of Directors of, Ellington Financial LLC, and Vice Chairman and Chief Operating Officer of Ellington, Ms. Mumford, our Chief Financial Officer, also serves as the Chief Financial Officer of Ellington Financial LLC, Mr. Tecotzky, our Co-Chief Investment Officer, also serves as the Co-Chief Investment Officer of Ellington Financial LLC, and a Managing Director of Ellington, and Mr. Vranos, our Co-Chief Investment Officer and one of our trustees, also serves as the Co-Chief Investment Officer of, and as a Member of the Board of Directors of, Ellington Financial LLC, and Chairman of Ellington.
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
Termination of our management agreement without cause, including termination for poor performance or non-renewal, is subject to several conditions which may make such a termination difficult and costly. The management agreement has a current term that expires on September 24, 2017, and will be automatically renewed for successive one-year terms thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. The management agreement provides that it may be terminated by us based on performance upon the affirmative vote of at least two-thirds of our independent trustees, or by a vote of the holders of at least a majority of our outstanding common shares, based either upon unsatisfactory performance by our Manager that is materially detrimental to us or upon a determination by the Board of Trustees that the management fee payable to our Manager is not fair, subject to our Manager's right to prevent such a termination by accepting a mutually acceptable reduction of management fees. In the event we terminate the management agreement as discussed above or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to 5% of our shareholders' equity as of the month-end preceding termination. These provisions will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.
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
Our ability to achieve our objectives depends on our Manager's ability to identify and acquire assets that meet our asset criteria. Accomplishing our objectives is largely a function of our Manager's structuring of our investment process, our access to financing on acceptable terms, and general market conditions. Our shareholders do not have input into our investment decisions. All of these factors increase the uncertainty, and thus the risk, of investing in our common shares. The senior management team of our Manager has substantial responsibilities under the management agreement. In order to implement certain strategies, our Manager may need to hire, train, supervise, and manage new employees successfully. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations, our ability to maintain our qualification as a REIT and our ability to pay dividends to our shareholders.
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

•	increases in market interest rates that lead purchasers of our common shares to demand a higher yield;

•	passage of legislation, changes in applicable law, court rulings, enforcement actions or other regulatory developments that adversely affect us or our industry;

•	changes in government policies or changes in timing of implementation of government policies, including with respect Fannie Mae, Freddie Mac, and Ginnie Mae;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by shareholders;

•	speculation in the press or investment community;

•	general market and economic conditions;

•	our operating performance and the performance of other similar companies;

•	changes in accounting principles; and

•
the disposition by the Blackstone Funds of all or any portion of our common shares held by them in accordance with and subject to applicable securities laws, since the lock-up agreement that the Blackstone Funds had signed in connection with our initial public offering expired upon the one year anniversary of our initial public offering.

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
Future offerings of debt securities, which would rank senior to our common shares upon our bankruptcy liquidation, and future offerings of equity securities which would dilute the common share holdings of our existing shareholders and may be senior to our common shares for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common shares.
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
Sales of substantial amounts of our common shares or other securities convertible into our common shares could cause the market price of our common shares to decrease significantly. We cannot predict the effect, if any, of future sales of our common shares or other securities convertible into our common shares, or the availability of such securities for future sales, on the value of our common shares. Sales of substantial amounts of our common shares or other securities convertible into our common shares, or the perception that such sales could occur, may adversely affect prevailing market values for our common shares.
Our shareholders may not receive dividends or dividends may not grow over time.
We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described herein. All dividends will be declared at the discretion of our Board of Trustees and will depend on our earnings, our financial condition, and other factors as our Board of Trustees may deem relevant from time to time. Our Board of Trustees is under no obligation or requirement to declare a dividend. We cannot assure you that we will achieve results that will allow us to pay a specified level of dividends or to increase dividends from one year to the next. Among the factors that could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders are:

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
Risks Related to Our Organization and Structure
Maintenance of our exclusion from registration as an investment company under the Investment Company Act imposes significant limitations on our operations.
We have conducted and intend to continue to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. Both we and our Operating Partnership are organized as holding companies and conduct our business primarily through wholly-owned subsidiaries of our Operating Partnership. Investments in subsidiaries that rely on the exclusions from the definition of investment company under 3(c)(1) or 3(c)(7) of the Investment Company Act are considered investment securities for the purposes of the 40% Test. Therefore, our Operating Partnership's investments in its 3(c)(7) subsidiaries and its other investment securities cannot exceed 40% of the value of our Operating Partnership's total assets (excluding U.S. government securities and cash) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage and the assets we may hold. Certain of our Operating Partnership's subsidiaries may rely on the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C) of the Investment Company Act is designed for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of the entity's assets on an unconsolidated basis consist of qualifying real estate assets and at least 80% of the entity's assets on an unconsolidated basis consist of qualifying real estate assets or real estate-related assets. These requirements limit the assets those subsidiaries can own and the timing of sales and purchases of those assets.
To classify the assets held by our subsidiaries as qualifying real estate assets or real estate-related assets, we rely on no-action letters and other guidance published by the SEC staff regarding those kinds of assets, as well as upon our analyses (in consultation with outside counsel) of guidance published with respect to other types of assets. There can be no assurance that the laws and regulations governing the Investment Company Act status of companies similar to ours, or the guidance from the SEC staff regarding the treatment of assets as qualifying real estate assets or real estate-related assets, will not change in a manner that adversely affects our operations. In fact, in August 2011, the SEC published a concept release in which it asked for comments on this exclusion from registration. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon our exclusion from the definition of an investment company under the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could further inhibit our ability to pursue the strategies that we have chosen. Furthermore, although we monitor the assets of our subsidiaries regularly, there can be no assurance that our subsidiaries will be able to maintain their exclusion from registration. Any of the foregoing could require us to adjust our strategy, which could limit our ability to make certain investments or require us to sell assets in a manner, at a price or at a time that we otherwise would not have chosen. This could negatively affect the value of our common shares, the sustainability of our business model, and our ability to pay dividends to our shareholders.
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
We believe that, commencing with our short taxable year ended December 31, 2013, we were organized in conformity with the requirements for qualification as a REIT under the Code and we have operated and intend to operate in a manner that will enable us to meet the requirements for taxation as a REIT commencing with our short taxable year ended December 31, 2013. However, we cannot assure you that we will remain qualified as a REIT.
The federal income tax laws governing REITs are complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Our ability to satisfy the asset tests depends upon the characterization and fair market values of our assets, some of which are not susceptible to a precise determination. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Although we intend to operate so that we will qualify as a REIT, given the complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the potential tax treatment of the investments we make, and the possibility of future changes in our circumstances, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.
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
We intend to distribute our taxable income to our shareholders in a manner intended to satisfy the 90% distribution requirement and to avoid the corporate income tax. However, there is no requirement that TRSs distribute their after-tax net income to their parent REIT or their shareholders.
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
Item 3. Legal Proceedings
Neither we nor our Manager is currently subject to any legal proceedings that we or our Manager considers to be material. Nevertheless, at any time, industry-wide or company-specific regulatory inquiries or proceedings can be initiated and we cannot predict when or if any such regulatory inquiries or proceedings will be initiated that involve us, Ellington, or its affiliates, including our Manager. See "Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries or proceedings" included in Part 1A of this Annual Report on Form 10-K for the year ended December 31, 2014. Ellington and its affiliates have, over the years, received, and we expect in the future that they may receive, inquiries and requests for documents and information from various regulators.
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
Our common shares have been listed on the New York Stock Exchange ("NYSE") under the symbol "EARN" since May 1, 2013. The following table sets forth, for the periods indicated, the high and low sales prices for our common shares, as reported by the NYSE:

	Common Stock Sales Price
2014:	High	Low
First Quarter	$17.91	$15.30
Second Quarter	$17.58	$16.15
Third Quarter	$17.64	$16.13
Fourth Quarter	$18.17	$16.04
2013:
For the period from May 1, 2013 to June 30, 2013	$19.85	$16.50
Third Quarter	$17.98	$13.94
Fourth Quarter	$16.55	$14.26
The closing price for our common shares, as reported by the NYSE on March 6, 2015, was $16.32.
Holders of Our Common Shares
Based upon a review of a securities position listing as of March 6, 2015, we had an aggregate of 99 holders of record and holders of our common shares who are nominees for an undetermined number of beneficial owners.

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
The following table sets forth the dividends per share we have paid to our shareholders with respect to the periods indicated.

	Dividend Per Share	Record Date	Payment Date
For the year ended December 31, 2014:
First Quarter	$0.55	March 31, 2014	April 28, 2014
Second Quarter	$0.55	June 30, 2014	July 25, 2014
Third Quarter	$0.55	September 30, 2014	October 27, 2014
Fourth Quarter	$0.55	December 31, 2014	January 26, 2015
For the year ended December 31, 2013:
First Quarter(1)	—	N/A	N/A
Second Quarter	$0.14	June 28, 2013	July 26, 2013
Third Quarter	$0.50	September 27, 2013	October 25, 2013
Fourth Quarter	$0.50	December 31, 2013	January 27, 2014

(1)
On April 18, 2013, our Board of Trustees declared a 3.7066% stock dividend (58,378 shares) distributable to shareholders of record as of March 31, 2013, using a price of $20.38 per share. The stock dividend was retrospectively applied to the periods reflected in the consolidated financial statements included in this Annual Report on Form 10-K.

We cannot assure you that we will pay any future dividends to our shareholders and the dividends set forth in the table above are not intended to be indicative of the amount and timing of future dividends, if any.
Purchases of Equity Securities
On August 13, 2013, our Board of Trustees approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at our discretion, subject to applicable law, share availability, price, and our financial performance, among other considerations. To date, we have not repurchased any shares under the program.

Performance
This performance graph is furnished and shall not be deemed filed with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.
The following graph provides a comparison of the cumulative total return on our common shares to the cumulative total return on the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500") and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index (the "FTSE NAREIT MREIT"). The comparison is for the period from May 1, 2013, the day our common shares commenced trading on the NYSE, to December 31, 2014, and assumes in each case, a $100 investment on May 1, 2013 and the reinvestment of dividends.
The actual cumulative total returns shown on the graph above are as follows:

	May 1, 2013	December 31, 2013	December 31, 2014
Ellington Residential Mortgage REIT	$100.00	$85.95	$103.55
S&P 500	$100.00	$118.52	$134.73
FTSE NAREIT MREIT	$100.00	$83.44	$98.34

Item 6. Selected Financial Data
The following table presents selected consolidated financial information as of December 31, 2014, 2013, and 2012, and for the years ended December 31, 2014 and 2013 and the period from September 25, 2012 (commencement of operations) to December 31, 2012. The consolidated financial information presented below as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2014 and 2013 and the period from September 25, 2012 (commencement of operations) to December 31, 2012, has been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K.
Since the information presented below is only selected financial data and does not provide all of the information contained in our historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K, including the related notes, you should read it in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and our historical consolidated financial statements, including the related notes to our consolidated financial statements, included in this Annual Report.
Condensed Statement of Operations

(In thousands except for per share amounts)	Year Ended December 31, 2014	Year Ended December 31, 2013	September 25, 2012 (commencement of operations) to December 31, 2012
Net Interest Income
Net interest income	$42,313	$24,810	$239
Expenses
Management fees	2,285	2,066	124
Professional fees	986	624	125
Organizational expenses	—	—	568
Other operating expenses	2,481	1,636	45
Total Expenses	5,752	4,326	862
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on mortgage-backed securities	51,007	(63,602)	87
Net realized and change in net unrealized gains (losses) on financial derivatives	(71,400)	41,204	—
Total Other Income (Loss)	(20,393)	(22,398)	87
Net Income (Loss)	$16,168	$(1,914)	$(536)
Net Income (Loss) Per Common Share	$1.77	$(0.29)	$(0.33)
Cash Dividends Declared Per Common Share	$2.20	$1.14	$—

Condensed Consolidated Balance Sheet

(In thousands except for share amounts)	December 31, 2014	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$45,237	$50,112	$18,161
Mortgage-backed securities, at fair value	1,393,303	1,326,036	13,596
Due from brokers	18,531	18,347	—
Financial derivatives–assets, at fair value	3,072	34,963	—
Reverse repurchase agreements	13,987	—	—
Receivable for securities sold	41,834	76,692	—
Other assets	5,110	4,940	399
Total Assets	$1,521,074	$1,511,090	$32,156
Liabilities and Shareholders' Equity
Liabilities
Repurchase agreements	$1,323,080	$1,310,347	$—
Payable for securities purchased	4,227	2,776	—
Due to brokers	583	22,788	—
Financial derivatives–liabilities, at fair value	8,700	1,069	—
U.S. Treasury securities sold short, at fair value	13,959	—	—
Dividend payable	5,032	4,570	—
Other liabilities	2,128	2,360	1,192
Total Liabilities	1,357,709	1,343,910	1,192
Shareholders' Equity
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (9,149,274, 9,139,842 and 1,633,378 shares issued and outstanding, respectively)	91	91	16
Additional paid-in-capital	181,282	181,147	32,674
Accumulated deficit	(18,008)	(14,058)	(1,726)
Total Shareholders' Equity	163,365	167,180	30,964
Total Liabilities and Shareholders' Equity	$1,521,074	$1,511,090	$32,156
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
Executive Summary
We are a Maryland REIT formed in August 2012 that specializes in acquiring, investing in, and managing residential mortgage- and real estate-related assets. Our primary objective is to generate attractive current yields and risk-adjusted total returns for our shareholders by making investments that we believe compensate us appropriately for the risks associated with them. We seek to attain this objective by constructing and actively managing a portfolio comprised primarily of Agency RMBS and, to a lesser extent, non-Agency RMBS. We also may opportunistically acquire and manage other types of residential mortgage-related and real estate-related asset classes, such as residential mortgage loans, and MSRs. We believe that being able to combine Agency RMBS with non-Agency RMBS and other residential mortgage- and real estate-related asset classes enables us to balance a range of mortgage-related risks.
We were formed through an initial strategic venture among affiliates of Ellington, an investment management firm and registered investment adviser with a 20-year history of investing in a broad spectrum of mortgage-backed securities and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds."

These initial investors made an aggregate investment of approximately $31.5 million on September 25, 2012. On May 6, 2013, we closed our initial public offering of our common shares, pursuant to which we sold 6,450,000 of our common shares to the public at a price of $20.00 per share. Concurrent with the initial public offering, we completed a private placement with our initial investors pursuant to which we issued 1,050,000 common shares at a purchase price of $20.00 per share, resulting in gross proceeds of $21.0 million. Total gross proceeds to us from the initial public offering and concurrent private placement were $150.0 million. Proceeds to us, net of offering costs, were approximately $148.5 million.
We are externally managed and advised by our Manager, an affiliate of Ellington.
We use leverage in our Agency RMBS strategy and, while we have not done so to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of December 31, 2014, we had outstanding borrowings under repurchase agreements in the amount of $1.3 billion with ten counterparties.
We made an election to be taxed as a corporation effective as of May 1, 2013 and beginning with our short taxable year May 1, 2013 through December 31, 2013, we elected to be taxed as a REIT for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our shareholders as long as we maintain our qualification as a REIT. We intend to conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act of 1940, as amended.
As of December 31, 2014, our book value per share was $17.86 as compared to $18.29 as of December 31, 2013.
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

•
Housing and Mortgage Market Statistics—Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for December 2014 showed, consistent with recent months, that the pace of year-over-year home price appreciation slowed; meanwhile the Freddie Mac survey 30-year mortgage rate ended 2014 at 3.87%, down from 4.53% at the beginning of the year. Subsequent to year end, the Freddie Mac survey 30-year mortgage rate fell even further, reaching as low as 3.59% as of February 5, 2015;

•
Prepayment Rate Trends—Despite the decline in mortgage rates over the course of 2014, prepayment activity was relatively muted, with the exception of a brief spike in refinancings that occurred in October 2014. Prepayment rates have increased in early 2015, primarily driven by a decline in mortgage rates;

•
GSE Developments—In 2014 and early 2015, the FHFA and the GSEs announced multiple program and policy changes and clarifications intended to increase mortgage credit availability. Notably, on January 7, 2015, President Obama announced a reduction in FHA mortgage insurance premiums, or "MIPs," effectively reducing the cost of impacted mortgages by 50 basis points. The FHFA has announced significant changes to the GSEs' representation and warranty framework, with the goal of encouraging lenders to serve a wider audience while still supporting safe GSE operations. During 2015 the FHFA will continue to work with Fannie Mae and Freddie Mac to build a Common Securitization Platform to be utilized by both agencies to issue a single security, which the FHFA believes will improve the liquidity of GSE securities and housing finance markets more broadly;

•
Portfolio Overview and Outlook—In light of the decline in interest rates over the course of 2014, pay-ups on specified pools increased steadily, yet prepayments remained relatively muted. Market volatility picked up towards the end of the year and in the early part of 2015 given the uncertainty in the global economy and the longer term direction of interest rates in the U.S. non-Agency RMBS performed well over the year and continued to be supported by overall positive trends in home prices as well as a declining level of foreclosure inventory.

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

In its January 2015 statement, the Federal Open Market Committee, or "FOMC," maintained the target range for the federal funds rate at 0% to 0.25%. The FOMC also indicated that based on its assessment of labor market conditions, inflationary pressures and expectations, and other factors, it can be patient in beginning to normalize monetary policy. The FOMC also indicated that it will continue to monitor progress toward its inflation and economic objectives, and that it could raise rates sooner than currently anticipated if progress is faster than expected, or maintain low rates for a longer period than anticipated if progress is slower than expected. Currently the FOMC anticipates that economic conditions may warrant keeping the target rate below normal long-run levels for "some time," even once employment and inflation have reached levels consistent with the Federal Reserve's mandate.
Since the Federal Reserve's initial taper announcement in December 2013, long-term interest rates have generally declined. As of December 31, 2014, the 10-year U.S. Treasury yield was 2.17% as compared to 3.03% as of December 31, 2013. Subsequent to quarter end, the 10-year U.S. Treasury yield fell briefly below 2% in January and February 2015, but rose to 2.24% as of March 6, 2015. Prices of Agency RMBS also rallied over the course of 2014. For example, the price of TBA 30-year Fannie Mae 3.5s, a widely traded Agency RMBS, was 104.28 as of December 31, 2014, as compared to 99.34 as of December 31, 2013.
Notwithstanding the recent downward trend in interest rates, we believe that there remains substantial risk that interest rates could begin to rise again. The focus of market participants has shifted from the timing of the tapering of Federal Reserve asset purchases to the timing of a tightening of monetary policy through, for example, interest rate increases, driven by employment and economic growth in the United States. The risk of rising interest rates reinforces the importance of our ability, subject to our qualifying and maintaining our qualification as a REIT, to hedge interest rate risk in both our Agency and non-Agency RMBS portfolios using a variety of tools, including TBAs, interest rate swaps, and various other instruments.
Housing and Mortgage Market Statistics
The following table demonstrates the decline in residential mortgage delinquencies and foreclosure inventory on a national level, as reported by CoreLogic in its January 2015 and November 2014 National Foreclosure Reports:

	As of
Number of Units (In thousands)	December 2014	December 2013
Seriously Delinquent Mortgages(1)	1,561	1,990
Foreclosure Inventory	564	840

(1)	Seriously Delinquent Mortgages are ninety days and over in delinquency and include foreclosures and real estate owned, or "REO," property.
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
Monthly housing starts provide another indicator of market fundamentals. The following table shows the trailing three-month average housing starts for the periods referenced:

	December 2014	December 2013
Single-family(1)	706	663
Multi-family(1)	344	349
(1) Shown in thousands of units:
Source: U.S. Census Bureau
As of December 2014, on a year-over-year basis, while multi-family housing starts during the trailing three months declined by approximately 1.4% from December 2013, single-family housing starts increased by 6.5% during the same period. Even though home prices have recovered meaningfully over the last few years, this recovery has only recently translated into notable growth in single-family housing starts. The recovery in home prices may have initially been driven more by the active purchase of foreclosure inventory by institutional investors, as opposed to by an increase in demand for traditional owner-occupied single-family housing.
Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for December 2014 showed that, on average, home prices had increased from December 2013 by 4.3% and 4.5% for its 10- and 20-City Composites, respectively. The home price indices flattened out in 2014, as the pace of home price appreciation in 2013 was not repeated in 2014. According to the report, home prices remain below the peak levels of 2006, but, on average, are back to their autumn 2004 levels for both the 10- and 20-City Composites. Finally, as indicated in the table above, as of December 2014, the national inventory of foreclosed homes fell to 564,000 units, a 33% decline when compared to December 2013; this represented the thirty-eight consecutive month with a year-over-year decline and the lowest level since November 2008. As a result, there are much fewer unsold foreclosed homes overhanging the housing market than there were a year ago. We believe that near-term home price trends are more likely to be driven by fundamental factors such as economic growth, mortgage rates, and affordability, rather than by technical factors such as shadow inventory. Shadow inventory represents the number of properties that are seriously delinquent, in foreclosure, or held as REO by mortgage servicers, but not currently listed on multiple listing services.
On March 6, 2014, the U.S. Bureau of Labor Statistics, or "BLS," reported that, as of February 2015 the U.S. unemployment rate declined to 5.5%. Another, perhaps more relevant, measure of labor market conditions is employment growth, which has been relatively robust in recent months. The BLS also reported that non-farm payrolls rose by 295,000 during February, a level that is considered reflective of improving labor market conditions. While it is difficult to quantify the relationship between employment data and the housing and mortgage markets, we believe that current levels of unemployment and job creation no longer represent an impediment to a continuing housing recovery. However, the continued recovery of the housing market, while supported by still-historically-low mortgage rates and the momentum of improving home prices, faces a number of potential headwinds. These include volatility in interest rates, the sluggish rate of growth in housing starts and new loan origination, and the uneven pace of the recovery of the U.S. economy.
Prepayment Rate Trends
The relatively muted level of prepayment activity as interest rates broadly declined in recent years has in large part been the result of: (i) home price declines during the financial crisis, which has left some borrowers with minimal or negative home equity; (ii) more restrictive underwriting guidelines, even for refinancings; and (iii) increased origination costs, especially related to underwriting and compliance. These factors have resulted in substantial variations in prepayment rates between Agency pools as a function of LTV ratio, loan balance, credit score, geography, property type, loan purpose, and other factors. In recognition of the importance of these underlying characteristics on prepayment behavior, the MBS market continues to promote the creation of "specified" Agency pools that emphasize or de-emphasize many of these characteristics, such as pools where the principal balance of every underlying mortgage loan is below $85,000. The Making Homes Affordable, or "MHA," refinancing program, which was initiated in response to the housing market crisis, has facilitated the origination of many of these kinds of specified Agency pools. The extension of the MHA refinancing program into 2015 should sustain creation of such pools in the coming years. We expect that the ongoing origination of Agency pools with a wide variety of loan characteristics will continue to create opportunities for us to exploit the resulting differences in prepayments.
The Freddie Mac survey 30-year fixed mortgage rate ended the year at 3.87%, reflecting a 66-basis point decline from the beginning of 2014. Subsequent to the end of the year, the rate fell even further, reaching as low as 3.59% as of February 5, 2015. The Refinance Index published by the Mortgage Bankers Association, or "MBA," was essentially flat during 2014 on a seasonally adjusted basis, but has been consistently higher since year end. The index spiked significantly in January 2015, peaking at 2,746.10 on January 16, 2015, an almost 90% increase over its average level during 2014. Similarly, the MBA's Market Composite Index, a measure of mortgage application volume, was also essentially flat over 2014 on a seasonally adjusted basis, but has been consistently higher since year end, peaking at 561.90 on January 16, 2015, a 55% increase over its average level during 2014.

The table below illustrates the relationship between the Freddie Mac survey 30-year fixed mortgage rate and the MBA Refinance Index since September 2012. Generally speaking, over the period September 2012 through September 2013, mortgage rates and the level of refinancing activity were nearly linearly correlated. However, following September 2013 and through December 2014, there has been a decoupling of these two time series. As the figure below shows, by December 2014 the MBA Refinance Index was meaningfully lower than one might have expected given the nearly linear relationship that had existed between the two indices from September 2012 and September 2013. However, the increases in refinancings in October 2014 and January 2015 clearly reflect the decline in average mortgage rates during the same periods.

MBA Refinance Index (Application Volume)
Freddie Mac Survey 30-Year Mortgage Rate (inverted)
6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
3.0
3.2
3.4
3.6
3.8
4.0
4.2
4.4
4.6
4.8
Sep-12
Nov-12
Jan-13
Mar-13
May-13
Jul-13
Sep-13
Nov-13
Dec-13
Mar-14
Apr-14
Jun-14
Aug-14
Oct-14
Dec-14
Feb-15
MBA Refinance Index
Freddie Mac Survey 30-Year Mortgage Rate

While the number of refinancing applications has been consistently low relative to interest rates since September 2013, the table below illustrates that the average refinanced loan size has steadily increased over that same time period, with a 38.0% increase from September 2013 through January 2015. In the October 2014 and January 2015 refinancing spikes, average refinanced loan size also spiked significantly. These trends suggest strongly that higher balance loans are becoming increasingly more prepayment sensitive relative to lower balance loans.

MBA Refinance Index
(Application Volume)
Average Refinanced Loan Size
($ thousands, trailing 4-week average)
6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
300
280
260
240
220
200
180
Sep-12
Nov-12
Jan-13
Mar-13
May-13
Jul-13
Sep-13
Nov-13
Dec-13
Mar-14
Apr-14
Jun-14
Aug-14
Oct-14
Dec-14
Feb-15
MBA Refinance Index
Average Refinanced Loan Size (Trailing 4-Week Average)

GSE Developments
On January 7, 2015, President Obama announced a reduction in FHA MIPs to 85 basis points from 135 basis points, effective January 26, 2015. This essentially reduces FHA loan rates for impacted borrowers by 50 basis points. The reduction in MIPs is therefore expected to result in increased prepayment risk, particularly for recent vintage, low FICO and high LTV FHA loans. Increased media focus on historically low mortgage rates could also drive refinancings and increased prepayment risk for both Agency and non-Agency mortgages.
On January 27, 2015, Mel Watt, Director of the FHFA, testified before the U.S. House of Representatives Committee on Financial Services regarding the FHFA's progress in 2014 and the 2015 released in January 2015. The 2015 Scorecard for Fannie Mae, Freddie Mac and Common Securitization Solutions, or "the 2015 Scorecard," builds on the strategic objectives and priorities that the FHFA outlined in 2014. During 2014, the FHFA announced significant changes to the GSE's representation and warranty framework, including: dramatically shortening the good payment history periods for representation and warranty relief; offering alternatives to loan repurchases when mortgage insurance is rescinded; and clarifying the criteria for the "life-of-loan exclusions" that enable the GSEs to force repurchases on account of fraud or non-compliance even after the representation and warranty relief period has expired. Watt stated that the FHFA expects to finalize its improvements to the GSE's representation and warranty framework in 2015. To increase credit availability, Watt announced in October 2014 that the GSEs would increase maximum LTV ratios from 95% to 97%, with the goal of responsibly expanding credit to lower-down payment borrowers. Further detail provided in December 2014 indicated that the program will target fixed-rate loans to low to middle income borrowers, focusing on first-time homebuyers and requiring borrowers to be owner-occupants. The program began December 2014 for Fannie Mae and is scheduled to begin in March 2015 for Freddie Mac. Credit risk transfers to private investors, which increase private capital flows to the mortgage sector while reducing taxpayer risk, are planned to grow to $150 billion and $120 billion for Fannie Mae and Freddie Mac, respectively, subject to market conditions, a significant increase from the $90 billion of transfers that each Agency was required to meet in 2014. The FHFA continues to work with Fannie Mae and

Freddie Mac to build a Common Securitization Platform to be utilized by both agencies, which the FHFA believes will improve the liquidity of GSE securities and housing finance markets more broadly. While this is a multiyear initiative, the FHFA expects to finalize the single security structure in 2015.
The FHFA continues to re-evaluate the implementation of a previously proposed initiative to raise guarantee fees, or "g-fees," on new Fannie Mae and Freddie Mac business. G-fees are the fees charged by the GSEs to include mortgage loans in Agency pools, and thereby insure the mortgage loan against loss. Since these fees are passed on to borrowers whose loans are originated for inclusion in Agency pools, increased g-fees have the effect of reducing housing affordability for GSE borrowers, but potentially make it more attractive for private lenders to replace the GSEs. Decreased expectations of g-fee increases are suggestive of potentially faster prepayment speeds. Greater clarity on g-fees is expected in early 2015.
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
Portfolio Overview and Outlook
Agency
As of December 31, 2014, the value of our long Agency portfolio was $1.361 billion, as compared to $1.295 billion as of December 31, 2013, representing an increase of 5.1%.
Our Agency RMBS portfolio is principally comprised of "specified pools." Specified pools are fixed rate Agency pools with special characteristics, such as pools comprised of low loan balance mortgages, pools comprised of mortgages backed by investor properties, pools containing mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and pools containing mortgages with various other characteristics. During the year, our Agency RMBS purchasing activity continued to focus primarily on specified pools, especially those with higher coupons.
In October 2014, and as anticipated in light of the growing strength in the U.S. economy, the Federal Reserve ceased its monthly bond purchases of Agency RMBS and U.S. Treasury securities, but continues to reinvest paydown proceeds from its held portfolio into additional securities. Over the course of 2014, the reduced buying activity of the Federal Reserve has been more than offset by other investors, including mortgage REITs and bond funds.
The yield curve experienced a significant flattening over the course of the year ended December 31, 2014. Ten-year interest rate swap rates declined approximately 80 basis points, while seven-year swap rates declined approximately 44 basis points. The 10-year U.S. Treasury yield ended the fourth quarter at 2.17%, as compared to 3.03% at December 31, 2013 Meanwhile short-term interest rates remained relatively stable or increased slightly. Volatility in Agency RMBS was relatively subdued in the early part of 2014 but increased in the latter part of the year in line with the heightened volatility in the broader financial markets. Over the course of 2014, specified pools performed well, as the drop in interest rates increased the value of prepayment protection, although pay-ups for some coupons benefited more than others. Pay-ups are price premiums for specified pools relative to their TBA counterparts. Meanwhile, mortgage rates to the consumer declined during the year, dropping approximately 66 basis points to 3.87% for a fixed rate 30-year conventional mortgage. However, this decline did not trigger substantial increases in refinancing activity during the year, with the exception of a temporary spike after the brief sharp drop in interest rates on October 15th. TBAs also performed well over the course of the year. The relatively benign level of refinancing activity helped support TBA monthly roll prices, as did the monthly purchase activity by the Federal Reserve as part of its quantitative easing program, particularly since its Agency RMBS purchase activity was concentrated in TBAs. Since we generally hold a net short position in TBAs to hedge interest rate risk, and since we use the TBA roll market to maintain these short TBA positions, the strength of the TBA roll market during the year served as a drag on our earnings.
During the year ended December 31, 2014, we continued to focus our Agency RMBS purchasing activity primarily on specified pools, especially those with higher coupons. We also continued to be active participants in the reverse mortgage pool sector, although more recently our purchase activity has been focused on the new issue market, where we believe the value is better. Our Agency RMBS portfolio also includes a small allocation to Agency interest only securities, or "Agency IOs." With prepayment activity low, option-adjusted spreads on Agency IOs remained tight as of year end. As a result, we took the opportunity to execute selective sales.
With prepayment rates already increasing sharply after year end, pay-ups on many specified pools have also increased significantly. In addition, the impact of the Federal Reserve's reduction in asset purchases has finally begun to depress TBA roll prices, especially in higher coupons. We believe that there is a heightened risk of substantial interest rate and prepayment volatility in the near term, thus reinforcing the importance of our ability to hedge our risks using a variety of tools, including TBAs. We also believe that increased volatility can create opportunities for us, particularly given our active style of portfolio management.
We expect to continue to target specified pools that, taking into account their particular composition and based on our prepayment projections: (1) should generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) should have less prepayment sensitivity to government policy shocks, and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months, when actual prepayment experience can be observed. We believe that our research team, our proprietary prepayment models, and our extensive databases remain essential tools in our implementation of this strategy.
One metric that we use to measure our overall prepayment risk is our net Agency premium as a percentage of our long Agency RMBS holdings. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on long Agency RMBS holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe we are exposed to market-wide increases in Agency RMBS prepayments. As of December 31, 2014 and 2013, our net Agency premium as a percentage of fair value on long Agency RMBS holdings was approximately 4.0% and 0.8%, respectively. Excluding TBA positions used to hedge interest rate risk in our long Agency RMBS portfolio, our Agency premium as a percentage of fair value was approximately 6.9% and 1.7% as of December 31, 2014 and 2013, respectively. These percentages may fluctuate from period to period based on market factors, including interest rates and mortgage rates, as well as with respect to the net percentages, the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against increases in prepayments.
Non-Agency
As of December 31, 2014, the value of our long non-Agency portfolio was $32.5 million, as compared to $30.7 million as of December 31, 2013, representing an increase of 5.9%.
In the latter part of 2014, the broader financial markets experienced a heightened level of volatility, most notably in connection with the steep drop in oil prices. However, prices of non-Agency RMBS exhibited relative stability, as support was provided by ongoing improvements in fundamental data, including mortgage delinquency and foreclosure rates, as well as by the drop in oil prices. Since crude oil prices directly and indirectly drive the price of gasoline, heating oil, and other significant budget items for homeowners, the decline in oil prices should free up significant disposable income for homeowners over the near term, and should therefore benefit the credit performance of non-Agency RMBS. In addition, recent declines in interest rates are translating into lower rate resets on adjustable rate mortgages, thereby freeing up additional disposable income for homeowners. The drop in interest rates, if sustained, could further benefit non-Agency RMBS credit performance by creating additional upward pressure on home prices, which slowed in 2014 after increasing sharply in 2012 and 2013. We have selectively found attractive buying opportunities in non-Agency RMBS, most notably in seasoned mezzanine tranches. However, as market yields for non-Agency RMBS have remained compressed, prudent and careful security selection, based on loan-level analysis performed on a security-by-security basis, continues to be of paramount importance.
Financing
Throughout the year ended December 31, 2014, we continued to find repo financing to be readily available for Agency RMBS. In fact, dealers have actually increased their appetite for providing repo financing for Agency specified pools. As a result of this increased competition, our weighted average borrowing rate as of December 31, 2014 declined to 0.35% from 0.38% as of December 31, 2013, while our respective weighted average remaining days to maturity increased to 60 days from 49 days. To date, our borrowings have consisted solely of repos collateralized by Agency RMBS. We have found increased repo lending appetite from both larger and smaller dealers with more competitive terms. As of December 31, 2014, our outstanding repos were with 10 different counterparties. However, proposed changes will increase regulatory capital requirements for the largest, most systemically significant U.S. banks and their holding companies. These changes could ultimately alter these institutions' appetite for various risk-taking activities, and could ultimately affect the terms and availability of our repo financing.
Critical Accounting Policies
Our consolidated financial statements have been prepared in conformity with U.S. GAAP. Entities in which we have a controlling financial interest, through ownership of the majority of the entities' voting equity interests, or through other contractual right that give us control, are consolidated by us. All inter-company balances and transactions have been eliminated.
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
Valuation: We apply ASC 820-10, Fair Value Measurement and Disclosures ("ASC 820-10"), to our holdings of financial instruments. ASC 820-10 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the observability of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•
Level 1—inputs to the valuation methodology are observable and reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. Currently, the types of financial instruments we generally include in this category are, exchange-traded derivatives and cash and cash equivalents,

•
Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that we generally include in this category are Agency RMBS, non-Agency RMBS determined to have sufficiently observable market data, U.S. Treasury securities, actively traded derivatives such as TBAs, interest rate swaps, and swaptions, and

•	Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. Currently, this category includes RMBS where there is less price transparency.
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
Interest Income: Coupon interest income on investment securities is accrued based on the outstanding principal balance and the current coupon rate on each security. We amortize premiums and accrete discounts on our fixed income investments.
Our accretion of discounts and amortization of premiums on securities for U.S. federal and other tax purposes is likely to differ from the accounting treatment under U.S. GAAP of these items as described above.
See the notes to our consolidated financial statements for more information on amortization of premiums and accretion of discounts.
Income Taxes: Prior to May 1, 2013, we, as a business trust with more than one owner, were considered a partnership for U.S. federal income tax purposes. In general, partnerships are not subject to entity-level tax on their income, but the income of a partnership is taxable to its owners on a flow-through basis. Interest, dividend, and other income that we realize from non-U.S. sources and capital gains that we realize on the sale of securities of non-U.S. issuers may be subject to entity-level taxes, such as withholding and other taxes levied by the jurisdiction in which the income is sourced. We made an election to be taxed as a corporation effective as of May 1, 2013, and beginning with our short taxable year May 1, 2013 through December 31, 2013, we elected to be taxed as a REIT for U.S. federal income tax purposes. As a REIT, we generally are not subject to corporate-level federal and state income tax on net income we distribute to our stockholders. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of our taxable income to our stockholders. Even if we qualify as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and property and to federal income and excise taxes on our undistributed taxable income. We follow the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals of the litigation process, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In the normal course of business, we may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period, 2013 or 2012 (our open tax years). We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions; we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in the consolidated financial statements included in this Annual Report on Form 10-K.
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
Financial Condition
Investment portfolio
The following tables summarize our mortgage-backed securities portfolio of as of December 31, 2014 and 2013:
December 31, 2014:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$130,720	$6,304	$137,024	$1,113	$(109)	$138,028	3.40%	2.46%	5.43
20-year fixed rate mortgages	9,764	577	10,341	227	—	10,568	4.00%	3.04%	6.92
30-year fixed rate mortgages	1,042,550	61,089	1,103,639	20,379	(1,764)	1,122,254	4.09%	3.29%	8.48
ARMs	41,710	2,813	44,523	90	(330)	44,283	4.60%	3.08%	5.97
Reverse mortgages	31,412	2,741	34,153	300	(28)	34,425	4.91%	2.56%	4.74
Interest only securities	n/a	n/a	10,780	1,190	(726)	11,244	4.04%	11.82%	2.68
Total Agency RMBS	1,256,156	73,524	1,340,460	23,299	(2,957)	1,360,802	4.05%	3.24%	7.54
Non-Agency RMBS	50,668	(20,377)	30,291	2,896	(686)	32,501	2.29%	10.76%	4.97
Total RMBS	$1,306,824	$53,147	$1,370,751	$26,195	$(3,643)	$1,393,303	3.99%	3.41%	7.45

December 31, 2013:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$179,906	$7,153	$187,059	$65	$(3,252)	$183,872	3.09%	2.52%	5.76
30-year fixed rate mortgages	1,029,629	41,565	1,071,194	490	(28,111)	1,043,573	3.79%	3.30%	9.80
Adjustable rate mortgages	43,525	2,647	46,172	46	(103)	46,115	4.72%	3.24%	3.79
Reverse mortgages	7,581	673	8,254	16	(2)	8,268	4.85%	2.90%	3.41
Interest only securities	n/a	n/a	10,718	2,841	(32)	13,527	3.97%	11.79%	5.02
Total Agency RMBS	1,260,641	52,038	1,323,397	3,458	(31,500)	1,295,355	3.75%	3.26%	8.67
Non-Agency RMBS	50,006	(21,327)	28,679	2,196	(194)	30,681	2.84%	9.12%	5.54
Total RMBS	$1,310,647	$30,711	$1,352,076	$5,654	$(31,694)	$1,326,036	3.72%	3.38%	8.56

(1)
Average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual lives of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

The vast majority of our capital is allocated to our Agency RMBS strategy, which we began implementing in April 2013 and which includes investments in Agency pools and Agency CMOs. Within this strategy, we generally target Agency RMBS pools that, taking into account their particular composition and based on our prepayment projections: (1) should generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) should have less prepayment sensitivity to government policy shocks and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months when actual prepayment experience can be observed. As of both December 31, 2014 and December 31, 2013, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
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

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of December 31, 2014 and 2013:

(In thousands)	December 31, 2014	December 31, 2013
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$387	$1
TBA securities sale contracts	89	2,262
Fixed payer interest rate swaps	2,518	32,700
Swaptions	78	—
Total financial derivatives–assets, at fair value:	$3,072	$34,963
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(5)	—
TBA securities sale contracts	(1,669)	(28)
Fixed payer interest rate swaps	(7,026)	(956)
Swaptions	—	(85)
Total financial derivatives–liabilities, at fair value:	$(8,700)	$(1,069)
Total	$(5,628)	$33,894
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
•Short sales of U.S. Treasury securities;
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
In the case of interest rate swaps, most of our agreements are structured such that we receive payments based on a variable interest rate and make payments based on a fixed interest rate. The variable interest rate on which payments are received is generally calculated based on various reset mechanisms for LIBOR. To the extent that our future repo borrowing costs continue to be highly correlated with LIBOR, our swap agreements help to reduce the variability of our overall repo borrowing costs, thus reducing risk to the extent we hold fixed rate assets that are financed with repo borrowings.
In the case of TBAs, most of our positions are short TBA positions with a negative duration, meaning that as interest rates rise, the value of the short position increases, so these positions serve as a hedge against increases in interest rates. In the event that interest rates rise, the increase in value of the short TBA position serves to offset corollary increases in our current and/or future borrowing costs under our repurchase agreements. While we primarily use TBAs hedge interest rate risk, from time to time, we also hold net long positions in certain TBA securities as a means of acquiring exposure to Agency RMBS. Our ability to engage in TBA transactions may be limited by our intention to remain qualified as a REIT.
As of December 31, 2014, as part of our interest rate hedging program, we also held short positions in U.S. Treasury securities, with a total principal amount of $13.9 million and a fair value of $14.0 million.
The composition and relative mix of instruments we use to hedge various risks may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.

Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of December 31, 2014 and December 31, 2013. We had no other borrowings outstanding.

	December 31, 2014			December 31, 2013
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$437,633	0.33%	15	$338,700	0.35%	14
31-60 days	417,009	0.34	44	531,799	0.39	46
61-90 days	333,580	0.36	72	326,386	0.38	72
91-120 days	—	—	—	109,476	0.45	100
121-150 days	—	—	—	3,986	0.56	136
151-180 days	85,917	0.41	165	—	—	—
301-330 days	48,941	0.47	317	—	—	—
Total	$1,323,080	0.35%	60	$1,310,347	0.38%	49
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of both December 31, 2014 and December 31, 2013, our borrowings consisted entirely of repurchase agreements collateralized by our Agency RMBS. Because our strategy is flexible, dynamic, and opportunistic, our overall leverage will vary over time. As of December 31, 2014 and December 31, 2013, our total debt-to-equity ratio was 8.10 to 1 and 7.84 to 1, respectively. Collateral transferred with respect to our outstanding repo borrowings as of both December 31, 2014 and December 31, 2013 had an aggregate fair value of $1.4 billion, and was entirely comprised of Agency RMBS.
Shareholders' Equity
As of December 31, 2014, our shareholders' equity decreased to $163.4 million from $167.2 million as of December 31, 2013. This decrease principally consisted of dividends declared of $20.1 million partially offset by net income of $16.2 million. As of December 31, 2014, our book value per share was $17.86 as compared to $18.29 as of December 31, 2013.
As of December 31, 2013, our shareholders' equity increased to $167.2 million from $31.0 million as of December 31, 2012. On May 6, 2013, we closed our initial public offering of our common shares, pursuant to which we sold 6,450,000 of our common shares to the public at a price of $20.00 per share. Concurrent with the initial public offering, we completed a private placement with our initial investors pursuant to which we issued 1,050,000 common shares at a price of $20.00 per share, resulting in gross proceeds of $21.0 million. Total gross proceeds from the initial public offering and concurrent private placement were $150.0 million. Proceeds, net of offering costs, were approximately $148.5 million. In addition, for the year ended December 31, 2013, we recorded a net loss of $1.9 million. Our net loss was primarily the result of net realized and unrealized losses on our mortgage-backed securities, partially offset by net realized and unrealized gain on our financial derivatives and net interest income. For the year ended December 31, 2013, total cash dividends paid or payable amounted to $10.4 million and we also incurred $0.05 million of stock based compensation costs. As of December 31, 2013, our book value per share was $18.29 as compared to $18.96 as of December 31, 2012.

Results of Operations for the Years Ended December 31, 2014 and 2013 and September 25, 2012 (commencement of operations) to December 31, 2012:
The following table summarizes our results of operations for the years ended December 31, 2014 and 2013 and September 25, 2012 (commencement of operations) to December 31, 2012:

(In thousands except for per share amounts)	Year Ended December 31, 2014	Year Ended December 31, 2013	September 25, 2012 (commencement of operations) to December 31, 2012
Net Interest income
Net interest income	$42,313	$24,810	$239
Expenses
Management fees	2,285	2,066	124
Organizational expense	—	—	568
Other operating expenses	3,467	2,260	170
Total expenses	5,752	4,326	862
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on mortgage-backed securities	51,007	(63,602)	87
Net realized and change in net unrealized gains (losses) on financial derivatives	(71,400)	41,204	—
Total Other Income (Loss)	(20,393)	(22,398)	87
Net Income (Loss)	$16,168	$(1,914)	$(536)
Net Income (Loss) Per Common Share	$1.77	$(0.29)	$(0.33)
Core Earnings
The table below reconciles Core Earnings for the years ended December 31, 2014 and 2013 to the line, Net Income (Loss), on our Consolidated Statement of Operations, which we believe is the most directly comparable GAAP measure:

(In thousands except for share amounts)	Year Ended December 31, 2014	Year Ended December 31, 2013
Net Income (Loss)	$16,168	$(1,914)
Less:
Net realized gains (losses) on mortgage-backed securities	2,457	(37,456)
Net realized gains (losses) on financial derivatives, excluding periodic payments(1)	(22,661)	12,510
Change in net unrealized gains (losses) on mortgage-backed securities	48,550	(26,146)
Change in net unrealized gains (losses) on financial derivatives, excluding accrued periodic payments(2)	(39,932)	35,432
Subtotal	(11,586)	(15,660)
Core Earnings	$27,754	$13,746
Weighted Average Shares Outstanding	9,142,736	6,566,656
Core Earnings Per Share	$3.04	$2.09

(1)
For the year ended December 31, 2014, represents Net realized gains (losses) on financial derivatives of $(31,878) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(9,217). For the year ended December 31, 2013, represents Net realized gains (losses) on financial derivatives of $7,310 less Net realized gains (losses) on periodic settlements of interest rate swaps of $(5,200). See Note 5 in the notes to the consolidated financial statements.

(2)
For the year ended December 31, 2014, represents Change in net unrealized gains (losses) on financial derivatives of $(39,522) less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $410. For the year ended December 31, 2013, represents Change in net unrealized gains (losses) on financial derivatives of $33,894 less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(1,538). See Note 5 in the notes to the consolidated financial statements.

We have not measured Core Earnings for periods prior to 2013 as we do not believe it is meaningful given both our relatively small size and our limited operations prior to that time.

Results of Operations for the Years Ended December 31, 2014 and 2013
Net Income (Loss)
We had net income for the year ended December 31, 2014 of $16.2 million, or $1.77 per share, and we had Core Earnings of $27.8 million, or $3.04 per share. For the year ended December 31, 2013, we had a net loss of $1.9 million, or $0.29 per share, and we had Core Earnings of $13.7 million, or $2.09 per share. The increase in net income year over year was principally due to an increase in interest income, related to a larger portfolio of average holdings over the year ended December 31, 2014.
Interest Income
Our portfolio as of each of December 31, 2014 and 2013 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. We earned approximately $46.8 million and $27.9 million in interest income on these securities for the years ended December 31, 2014 and 2013, respectively. The year-over-year increase in interest income resulted from a larger average portfolio of assets held in the current year, while in 2013, prior to our May initial public offering, our asset base was smaller. For the year ended December 31, 2014, interest income includes $0.6 million related to the effects of a downward adjustment to premium amortization (accompanied by a corresponding $0.6 million downward adjustment to realized and unrealized gains).
Interest Expense
For the years ended December 31, 2014 and 2013, the vast majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. Our average outstanding borrowings for the year ended December 31, 2014 was $1.26 billion, resulting in an annualized average cost of funds of 0.35%. Our average outstanding borrowings for the year ended December 31, 2013 was $792.8 million, resulting in an annualized average cost of funds of 0.38%. Our interest expense for the year ended December 31, 2014 was $4.5 million as compared to $3.1 million for the year ended December 31, 2013. This increase was mainly due to our increased average outstanding repo borrowings, as we did not have any repurchase agreements prior to April 2013.
The following table shows information related to our annualized average cost of funds for the years ended December 31, 2014 and 2013.

($ in thousands)	Average Borrowed Funds	Interest Expense	Annualized Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
Year Ended December 31, 2014	$1,256,771	$4,385	0.35%	0.16%	0.33%
Year Ended December 31, 2013	$792,797	$3,035	0.38%	0.19%	0.41%
As an alternative measure of our cost of funds, we add to our average interest cost the net periodic amounts paid or payable by us on our interest rate swaps as a percentage of our average outstanding borrowings. Our net periodic expense paid or payable under our interest rate swaps was $8.8 million for the year ended December 31, 2014, or 0.70% of our average outstanding borrowings on an annualized basis, thereby resulting in an annualized average cost of funds including interest rate swaps of 1.05%. Our net periodic expense paid or payable under our interest rate swaps was $6.7 million for the year ended December 31, 2013, or 0.85% of our average outstanding borrowings on an annualized basis, thereby resulting in an annualized average cost of funds including interest rate swaps of 1.23%. This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, U.S. Treasury securities, swaptions, and futures.
Management Fees
For the years ended December 31, 2014 and 2013, our management fee expense was approximately $2.3 million and $2.1 million, respectively, which is based on shareholders' equity at the end of each quarter, excluding any unrealized gains (losses) included in shareholders' equity. The increase in management fees for the year ended December 31, 2014 was primarily due to our larger capital base.
Other Operating Expenses
Other operating expenses include professional fees and various other expenses necessary to operate our business. Other operating expenses for the year ended December 31, 2014 were approximately $3.5 million, while for the year ended December 31, 2013, our other operating expenses were approximately $2.3 million. The increase in operating expenses year over year is due to the commensurate ramp-up in our operations following our May 2013 initial public offering. Our expense ratio, which represents our management fees and other operating expenses as a percentage of our average shareholders' equity was 3.4% for the year ended December 31, 2014, as compared to 3.7% for the year ended December 31, 2013.
Other Income (Loss)
Other income (loss) consisted of net realized and net change in unrealized gain (losses) on mortgage-backed securities and financial derivatives. For the year ended December 31, 2014, other loss was $20.4 million, and consisted of net realized and change in net unrealized gains (losses) of $(71.4) million on our financial derivatives, partially offset by net realized and change in net unrealized gains (losses) of approximately $51.0 million on our mortgage-backed securities, primarily our Agency RMBS. Long-term interest rates generally declined over the course of the year, causing our mortgage-backed securities to increase in value and our derivatives to decline in value. Other loss for the year ended December 31, 2013 was $22.4 million and consisted of net realized and change in unrealized gains (losses) of $(63.6) million on our mortgage-backed securities, principally our Agency RMBS, partially offset by net realized and change in net unrealized gains (losses) of approximately $41.2 million on our financial derivatives.
Results of Operations for the Year Ended December 31, 2013 and September 25, 2012 (commencement of operations) to December 31, 2012:
Net Loss
We had a net loss for the year ended December 31, 2013 of $1.9 million, or $0.29 per share. We had Core Earnings of $13.7 million, or $2.09 per share. For the period September 25, 2012 (commencement of operations) to December 31, 2012, we had a net loss of $0.5 million, or $0.33 per share. We had limited operating activities during the period September 25, 2012 to December 31, 2012 as we were in the process of ramping up our investment activities.
Interest Income
Our primary source of income is the interest earned on our mortgage-backed securities. We began purchasing Agency RMBS in April 2013. Our portfolio as of December 31, 2013 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS, and we earned approximately $27.9 million in interest income on these securities for the year ended December 31, 2013. For the period September 25, 2012 to December 31, 2012 we had a small portfolio of non-Agency RMBS and we earned approximately $0.2 million in interest income. The increase in interest income year over year was due to our larger portfolio during the year ended December 31, 2013. In addition, interest income for the year ended December 31, 2013 included an additional $0.5 million from the effects of a downward adjustment to premium amortization (accompanied by a corresponding $0.5 million downward adjustment to realized and unrealized gains), as higher interest rates caused a decline in prepayments in Agency RMBS. For the year ended December 31, 2013, the weighted average yield on our mortgage-backed securities was 3.34%.
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
As an alternative measure of our cost of funds, we add to our average interest cost the net periodic amounts paid or payable by us on our interest rate swaps as a percentage of our average outstanding borrowings. Our net periodic expense paid or payable under our interest rate swaps was $6.7 million for the year ended December 31, 2013, or 0.85% of our average outstanding borrowings, thereby resulting in average cost of funds including interest rate swaps of 1.23%. This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs and swaptions.
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
Other Income (Loss)
Other income (loss) consisted of net realized and net change in unrealized gain (losses) on mortgage-backed securities and financial derivatives. For the year ended December 31, 2013, other loss was $22.4 million, and consisted of net realized and unrealized losses of $63.6 million on our mortgage-backed securities, principally our Agency RMBS, partially offset by net realized and unrealized gains of approximately $41.2 million on our financial derivatives. Interest rates rose sharply beginning in the late second quarter of 2013 and generally continued to rise through the end of the year, and as a result asset values declined. Market uncertainty and speculation regarding future actions by the Federal Reserve related to its accommodative monetary policies caused a heightened level of volatility, especially with respect to Agency RMBS. Instruments we use to hedge interest rate risk, which are principally in the form of interest rate swaps and TBAs, offset a meaningful amount of the declines in the values of our assets during this period. Other income (loss) for September 25, 2012 (commencement of operations) to December 31, 2012 was $0.09 million and consisted of net realized and unrealized gains on our non-agency RMBS.
Liquidity and Capital Resources
Liquidity refers to our ability to meet our cash needs, including repaying our borrowings, funding and maintaining RMBS and other assets, paying dividends, and other general business needs. Our short-term (one year or less) and long-term liquidity requirements include acquisition costs for assets we acquire, payment of our management fee, compliance with margin requirements under our repurchase agreements, TBA and other financial derivative contracts, repayment of repurchase agreement borrowings to the extent we are unable or unwilling to extend our repurchase agreements, the payment of dividends, and payment of our general operating expenses. Our capital resources primarily include cash on hand, cash flow from our investments (including monthly principal and interest payments received on our RMBS and proceeds from the sale of MBS), borrowings under repurchase agreements, and proceeds from equity offerings. We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs.
We borrow funds in the form of repurchase agreements. The terms of these borrowings under our Master Repurchase Agreements, or "MRAs," generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association as to repayment and margin requirements. In addition, each lender may require that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include the addition of or changes to provisions relating to margin calls, net asset value requirements, cross default provisions, certain key person events, changes in corporate structure, and requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction. These provisions may differ for each of our lenders.
As of both December 31, 2014 and December 31, 2013, we had $1.3 billion outstanding under our repurchase agreements. As of December 31, 2014, we had MRAs in place with fourteen counterparties and our outstanding repurchase agreements were with ten counterparties.

Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table reflects counterparties for which the amounts at risk relating to our repurchase agreements was greater than 5% of shareholders' equity as of December 31, 2014 and December 31, 2013.
December 31, 2014:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
Bank of America Securities	$15,754	69	9.6%
J.P. Morgan Securities Inc.	$12,012	27	7.4%
Deutsche Bank Securities	$11,919	55	7.3%
RBC Capital Markets LLC	$10,374	113	6.3%

(1)	Amounts at risk exclude, in aggregate, $2.7 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
December 31, 2013:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
Deutsche Bank Securities	$20,180	29	12.1%
J.P. Morgan Securities Inc.	$13,919	54	8.3%
Bank of America Securities	$11,588	69	6.9%

(1)	Amounts at risk exclude, in aggregate, $2.3 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such reverse repo borrowing is adequately collateralized. As of December 31, 2014 and December 31, 2013, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 4.5% and 4.6%, respectively. As of both December 31, 2014 and December 31, 2013, all of our repo borrowings were related to its Agency RMBS.
We held cash and cash equivalents of approximately $45.2 million and $50.1 million as of December 31, 2014 and December 31, 2013, respectively.
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
Year Ended December 31, 2014

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.55	$5,027	March 12, 2014	March 31, 2014	April 28, 2014
Second Quarter	$0.55	$5,027	June 17, 2014	June 30, 2014	July 25, 2014
Third Quarter	$0.55	$5,032	September 11, 2014	September 30, 2014	October 27, 2014
Fourth Quarter	$0.55	$5,032	December 11, 2014	December 31, 2014	January 26, 2015

Year Ended December 31, 2013

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
Second Quarter	$0.14	$1,279	June 18, 2013	June 28, 2013	July 26, 2013
Third Quarter	$0.50	$4,569	September 17, 2013	September 27, 2013	October 25, 2013
Fourth Quarter	$0.50	$4,570	December 12, 2013	December 31, 2013	January 27, 2014
The Board of Trustees did not declare any cash dividends prior to the second quarter of 2013.
For the year ended December 31, 2014, our operating activities provided net cash of $21.3 million and our investing activities used net cash of $19.0 million. Our repo activity used to finance our Agency RMBS (including repayments, in conjunction with the sales of Agency RMBS, of amounts borrowed under our repurchase agreements) provided net cash of $12.7 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $15.0 million. We used $19.7 million to pay dividends and $0.2 million to pay offering costs. As a result of these activities, there was an decrease in our cash holdings of $4.9 million from $50.1 million as of December 31, 2013 to $45.2 million as of December 31, 2014.
For the year ended December 31, 2013, our operating activities provided net cash of $25.5 million and our investing activities used net cash of $1.45 billion. Our repo activity used to finance our Agency RMBS (including repayments, in conjunction with the sales of Agency RMBS, of amounts borrowed under our repurchase agreements) provided net cash of $1.31 billion. Thus our operating and investing activities, when combined with our net repo financing activities, used net cash of $110.7 million for the year ended December 31, 2013. We received $150.0 million in gross proceeds from issuance of common shares. We used $5.8 million to pay dividends and $1.5 million to pay offering costs. As a result of these activities, there was an increase in our cash holdings of $32.0 million from $18.2 million as of December 31, 2012 to $50.1 million as of December 31, 2013.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both December 31, 2014 and December 31, 2013, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.

As of December 31, 2014 we had $1.3 billion of outstanding borrowings with ten counterparties and as of December 31, 2013 we had $1.3 billion of outstanding borrowings with nine counterparties. As of December 31, 2014, we had MRAs with fourteen counterparties. We expect to continue to have discussions with various other financial institutions in order to expand our repurchase agreement capacity.
Off-Balance Sheet Arrangements
As of December 31, 2014 and December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
Inflation
Virtually all of our assets and liabilities are interest rate-sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.
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
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of December 31, 2014, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in Value for a Decrease in Interest Rates by		Estimated Change in Value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS, excluding TBAs	$23,076	$37,821	$(31,404)	$(71,135)
TBAs	(9,150)	(15,148)	12,301	27,754
Non-Agency RMBS	523	1,077	(493)	(956)
U.S. Treasury Securities, and Interest Rate Swaps and Swaptions	(16,252)	(33,352)	15,405	29,962
Repurchase and Reverse Repurchase Agreements	(851)	(851)	1,108	2,215
Total	$(2,654)	$(10,453)	$(3,083)	$(12,160)
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our December 31, 2014 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Special Note Regarding Forward-Looking Statements."
Prepayment Risk
Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect to mortgage loans underlying RMBS, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Changes in prepayment rates will have varying effects on the different types of securities in our portfolio. We attempt to take these effects into account in making asset management decisions with respect to our assets. Additionally, increases in prepayment rates may cause us to experience losses on our IOs and IIOs as these securities are extremely sensitive to prepayment rates. Finally, prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation.
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

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2014 AND DECEMBER 31, 2013, AND FOR THE YEARS ENDED DECEMBER 31, 2014, DECEMBER 31, 2013 AND THE PERIOD SEPTEMBER 25, 2012 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 2012:

Report of Independent Registered Public Accounting Firm	69
Consolidated Balance Sheet	70
Consolidated Statement of Operations	71
Consolidated Statement of Shareholders' Equity	72
Consolidated Statement of Cash Flows	73
Notes to the Consolidated Financial Statements	74

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Ellington Residential Mortgage REIT:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Ellington Residential Mortgage REIT and its subsidiaries (the "Company") at December 31, 2014 and December 31, 2013, and the results of their operations, and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, NY
March 12, 2015

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET

	December 31, 2014	December 31, 2013
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$45,237	$50,112
Mortgage-backed securities, at fair value	1,393,303	1,326,036
Due from brokers	18,531	18,347
Financial derivatives–assets, at fair value	3,072	34,963
Reverse repurchase agreements	13,987	—
Receivable for securities sold	41,834	76,692
Interest receivable	4,793	4,766
Other assets	317	174
Total Assets	$1,521,074	$1,511,090
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,323,080	$1,310,347
Payable for securities purchased	4,227	2,776
Due to brokers	583	22,788
Financial derivatives–liabilities, at fair value	8,700	1,069
U.S. Treasury securities sold short, at fair value	13,959	—
Dividend payable	5,032	4,570
Accrued expenses	890	996
Management fee payable	551	600
Interest payable	687	764
Total Liabilities	1,357,709	1,343,910
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (9,149,274 and 9,139,842 shares issued and outstanding, respectively)	91	91
Additional paid-in-capital	181,282	181,147
Accumulated deficit	(18,008)	(14,058)
Total Shareholders' Equity	163,365	167,180
Total Liabilities and Shareholders' Equity	$1,521,074	$1,511,090

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2014	Year Ended December 31, 2013	September 25, 2012 (commencement of operations) to December 31, 2012
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$46,824	$27,866	$239
Interest expense	(4,511)	(3,056)	—
Total net interest income	42,313	24,810	239
EXPENSES
Management fees	2,285	2,066	124
Professional fees	986	624	125
Organizational expense	—	—	568
Other operating expenses	2,481	1,636	45
Total expenses	5,752	4,326	862
OTHER INCOME (LOSS)
Net realized gains (losses) on mortgage-backed securities	2,457	(37,456)	(19)
Net realized gains (losses) on financial derivatives	(31,878)	7,310	—
Change in net unrealized gains (losses) on mortgage-backed securities	48,550	(26,146)	106
Change in net unrealized gains (losses) on financial derivatives	(39,522)	33,894	—
Total other income (loss)	(20,393)	(22,398)	87
NET INCOME (LOSS)	$16,168	$(1,914)	$(536)
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$1.77	$(0.29)	$(0.33)
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$2.20	$1.14	$—

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Receivable from Shareholders	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, September 25, 2012	100	$—	—	$—	$1	$(1)	$—	$—
Issuance of common shares	1,575,000	16	—	—	31,484			31,500
Stock dividend(1)	58,378	—	—	—	1,190		(1,190)	—
Repurchase of shares	(100)	—	—	—	(1)	1		—
Net loss							(536)	(536)
BALANCE, December 31, 2012	1,633,378	$16	—	$—	$32,674	$—	$(1,726)	$30,964
Issuance of common shares	7,500,000	75	—	—	149,925			150,000
Issuance of restricted shares	6,464	—	—	—	—			—
Share based compensation					46			46
Offering costs					(1,498)			(1,498)
Dividends declared							(10,418)	(10,418)
Net loss							(1,914)	(1,914)
BALANCE, December 31, 2013	9,139,842	$91	—	$—	$181,147	$—	$(14,058)	$167,180
Issuance of restricted shares	9,432	—	—	—	—			—
Share based compensation					135			135
Dividends declared							(20,118)	(20,118)
Net income							16,168	16,168
BALANCE, December 31, 2014	9,149,274	$91	—	$—	$181,282	$—	$(18,008)	$163,365
(1) Stock dividend was declared on April 18, 2013 and was retrospectively applied.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2014	Year Ended December 31, 2013	September 25, 2012 (commencement of operations) to December 31, 2012
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$16,168	$(1,914)	$(536)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on mortgage-backed securities	(2,457)	37,456	19
Change in net unrealized (gains) losses on mortgage-backed securities	(48,550)	26,146	(106)
Net realized (gains) losses on financial derivatives	31,878	(7,310)	—
Change in net unrealized (gains) losses on financial derivatives	39,522	(33,894)	—
Amortization of premiums and accretion of discounts (net)	7,174	3,911	(114)
Share based compensation	135	46	—
(Increase) decrease in assets:
Due from brokers	(184)	(18,347)	—
Interest receivable	(27)	(4,727)	(39)
Other assets	(134)	(174)	—
Increase (decrease) in liabilities:
Due to brokers	(22,205)	22,788	—
Accrued expenses	66	281	716
Interest payable	(77)	764	—
Management fees payable	(49)	484	116
Net cash provided by operating activities	21,260	25,510	56
Cash flows provided by (used in) investing activities:
Purchases of mortgage-backed securities	(2,019,101)	(2,889,912)	(13,643)
Proceeds from sale of mortgage-backed securities	1,934,237	1,388,043	248
Principal repayments of mortgage-backed securities	98,144	47,994	—
Proceeds from investments sold short	211,937	2,043	—
Repurchase of investments sold short	(198,381)	(2,036)	—
Proceeds from disposition of financial derivatives	9,145	31,276	—
Purchase of financial derivatives	(41,024)	(23,967)	—
Payments made on reverse repurchase agreements	(1,094,706)	(4,098)	—
Proceeds from reverse repurchase agreements	1,080,719	4,098	—
Net cash used in investing activities	(19,030)	(1,446,559)	(13,395)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares	—	150,000	31,500
Offering costs paid	(182)	(1,498)	—
Dividends paid	(19,656)	(5,849)	—
Borrowings under repurchase agreements	5,995,452	6,516,450	—
Repayments of repurchase agreements	(5,982,719)	(5,206,103)	—
Cash provided by (used in) financing activities	(7,105)	1,453,000	31,500
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,875)	31,951	18,161
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,112	18,161	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$45,237	$50,112	$18,161
Supplemental disclosure of cash flow information:
Interest paid	$4,589	$2,292	$—

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
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
Ellington Residential Mortgage Management LLC, or the "Manager," serves as the Manager of the Company pursuant to the terms of a management agreement (the "Management Agreement"). The Manager is an affiliate of Ellington Management Group, L.L.C., or "EMG," an investment management firm that is registered as an investment adviser with a 20-year history of investing in a broad spectrum of mortgage-backed securities and related derivatives, with an emphasis on the residential mortgage-backed securities, or "RMBS," market. In accordance with the terms of the Management Agreement and the Services Agreement, as discussed in Note 10, the Manager is responsible for administering the Company's business activities and day-to-day operations, and performs certain services, subject to oversight by the Board of Trustees. See Notes 8 and 10 for further information on the Management Agreement.
The Company was formed through an initial strategic venture among affiliates of EMG and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." These initial investors made an aggregate investment of approximately $31.5 million on September 25, 2012. On May 1, 2013, the Company priced an initial public offering of its common shares, pursuant to which it sold 6,450,000 shares to the public at a price of $20.00 per share. Concurrent with the initial public offering, the Company completed a private placement of 1,050,000 common shares to its initial investors at a purchase price of $20.00 per share which generated gross proceeds of $21.0 million. Proceeds to the Company from the initial public offering and concurrent private placement, net of offering costs, were approximately $148.5 million.
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
(B) Valuation: The Company applies ASC 820-10, Fair Value Measurement and Disclosures ("ASC 820-10"), to its holdings of financial instruments. ASC 820-10 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the observability of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•
Level 1—inputs to the valuation methodology are observable and reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. Currently, the types of financial instruments the Company generally includes in this category are, exchange-traded derivatives and cash and cash equivalents,

•
Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that the Company generally includes in this category are Agency RMBS, non-Agency RMBS determined to have sufficiently observable market data, U.S. Treasury securities, actively traded derivatives such as TBAs, interest rate swaps, and swaptions, and

•	Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. Currently, this category includes RMBS where there is less price transparency.
For certain financial instruments, the various inputs that management uses to measure fair value for such financial instrument may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for such financial instrument is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. The Company may use valuation techniques consistent with the market and income approaches to measure the fair value of its assets and liabilities. The market approach uses third-party valuations and information obtained from market transactions involving identical or similar assets or liabilities. The income approach uses projections of the future economic benefits of an instrument to determine its fair value, such as in the discounted cash flow methodology. The inputs or methodology used for valuing financial instruments are not necessarily an indication of the risk associated with investing in these financial instruments. Transfers between levels of the fair value hierarchy are assumed to occur at the end of the reporting period.
Summary Valuation Techniques
For financial instruments that are traded in an "active market," the best measure of fair value is the quoted market price. However, many of the Company's financial instruments are not traded in an active market. Therefore, management generally uses third-party valuations when available. If third-party valuations are not available, management uses other valuation techniques, such as the discounted cash flow methodology. The following are summary descriptions, for the various categories of financial instruments, of the valuation methodologies management uses in determining fair value of the Company's financial instruments in such categories. Management utilizes such methodologies to assign a good faith fair value (the estimated price that, in an orderly transaction at the valuation date, would be received to sell an asset, or paid to transfer a liability, as the case may be) to each such financial instrument.
Valuations for fixed rate RMBS pass-throughs issued by a U.S government agency or government-sponsored enterprise, or "GSE," are typically based on observable pay-up data (pay-ups are price premiums for specified categories of fixed rate pools relative to their TBA counterparts) or models that use observable market data, such as interest rates and historical prepayment speeds, and are validated against third-party valuations. With respect to the Company's other RMBS investments and TBAs, management seeks to obtain at least one third-party valuation, and often obtains multiple valuations when available. Management has been able to obtain third-party valuations on the vast majority of these instruments and expects to continue to solicit third-party valuations in the future. Management generally values each financial instrument at the average of third-party valuations received and not rejected as described below. Third-party valuations are not binding, and while management generally does not adjust the valuations it receives, management may challenge or reject a valuation when, based on its validation criteria, management determines that such valuation is unreasonable or erroneous. Furthermore, based on its validation criteria management may determine that the average of the third-party valuations received for a given instrument does not result in what management believes to be the fair value of such instrument, and in such circumstances management may override this average with its own good faith valuation. The validation criteria may take into account output from management's own models, recent trading activity in the same or similar instruments, and valuations received from third parties. The use of proprietary models requires the use of a significant amount of judgment and the application of various assumptions including, but not limited to, assumptions concerning future prepayment rates and default rates.
Given their relatively high level of price transparency, Agency RMBS pass-throughs and TBAs are typically designated as Level 2 assets, although Agency interest only and inverse interest only RMBS are currently designated as Level 3 assets since they generally have less price transparency. Non-Agency RMBS are generally classified as either Level 2 or Level 3 based on analysis of available market data such as recent trades, executable bids, and reported "market color." Furthermore, the methodology used by the third-party valuation providers is reviewed at least annually by management, so as to ascertain whether such providers are utilizing observable market data to determine the valuations that they provide.

Interest rate swaps and swaptions are typically valued based on internal models that use observable market data, including applicable interest rates in effect as of the measurement date; the model-generated valuations are then typically compared to counterparty valuations for reasonableness. These financial derivatives are generally designated as Level 2 instruments.
The Company's repurchase and reverse repurchase agreements are carried at cost, which approximates fair value. Repurchase agreements and reverse repurchase agreements are classified as Level 2 assets and liabilities based on the adequacy of the collateral and their short term nature.
The Company's valuation process, including the application of validation criteria, is overseen by the Manager's Valuation Committee. The Valuation Committee includes senior level executives from various departments within the Manager, and each quarter the Valuation Committee reviews and approves the valuations of the Company's investments. The valuation process also includes a monthly review by the Company's third party administrator. The goal of this review is to replicate various aspects of the Company's valuation process based on the Company's documented procedures.
Because of the inherent uncertainty of valuation, the estimated fair value of the Company's financial instruments may differ significantly from the values that would have been used had a ready market for the financial instruments existed, and the differences could be material to the consolidated financial statements.
(C) Accounting for Mortgage-Backed Securities: Purchases and sales of investments are recorded on trade date and realized and unrealized gains and losses are calculated based on identified cost.
The Company has chosen to make a fair value election pursuant to ASC 825-10, Financial Instruments, for its mortgage-backed securities portfolio. Electing the fair value option allows the Company to record changes in fair value in the Consolidated Statement of Operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner. As such, mortgage-backed securities are recorded at fair value on the Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on the Consolidated Statement of Operations as a component of Change in net unrealized gains (losses) on mortgage-backed securities.
(D) Interest Income: Coupon interest income on investment securities is accrued based on the outstanding principal balance and the current coupon rate on each security. The Company amortizes premiums and accretes discounts on its fixed income securities. For RMBS that are deemed to be of high credit quality at the time of purchase, premiums and discounts are generally amortized into interest income over the life of such securities using the effective interest method. For securities subject to prepayment risk, an effective yield retroactive to the time of purchase is periodically recomputed based on actual prepayments and changes in projected prepayment activity, and a catch-up adjustment is made to amortization to reflect the cumulative impact of the change in effective yield. For RMBS that are deemed not to be of high credit quality at the time of purchase, interest income is recognized based on the effective interest method. For purposes of determining the effective interest rate, management estimates the future expected cash flows of its investment holdings based on assumptions including, but not limited to, assumptions for future prepayment rates, default rates, and loss severities (each of which may in turn incorporate various macro-economic assumptions, such as future housing prices). These assumptions are re-evaluated not less than quarterly. Principal write-offs are generally treated as realized losses. Changes in projected cash flows, as applied to the current amortized cost of the security, may result in a prospective change in the yield/interest income recognized on such securities.
The Company's accretion of discounts and amortization of premiums on securities for U.S. federal and other tax purposes is likely to differ from the accounting treatment under U.S. GAAP of these items as described above.
(E) Cash and Cash Equivalents: Cash and cash equivalents include cash and short term investments with original maturities of three months or less at the date of acquisition. Cash equivalents are recorded at cost plus accrued interest, which approximates fair value. Cash and cash equivalents typically include amounts held in an interest bearing overnight account and amounts held in money market funds, and these balances generally exceed insured limits.
(F) Due from brokers/Due to brokers: Due from brokers and Due to brokers accounts on the Consolidated Balance Sheet include collateral transferred to or received from counterparties, including clearinghouses, along with receivables and payables for open and/or closed derivative positions.
(G) Financial Derivatives: The Company may enter into various types of financial derivatives subject to its investment guidelines, which include restrictions associated with maintaining qualification as a REIT. The Company's financial derivatives are predominantly subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Company may be required to deliver or may receive cash or securities as collateral upon entering into derivative transactions. In addition, changes in the relative value of financial derivative transactions may require the Company or the counterparty to post or receive additional collateral. In the case of cleared financial derivatives, the clearinghouse becomes the Company's counterparty and a futures commission merchant acts as intermediary between the Company and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral. Collateral received by the Company is reflected on the Consolidated Balance Sheet as "Due to Brokers." Conversely, collateral posted by the Company is reflected as "Due from Brokers" on the Consolidated Balance Sheet. The types of financial derivatives that have been utilized by the Company to date are interest rate swaps, TBAs, swaptions, and futures.
Swaps: The Company has entered into interest rate swaps, which are contractual agreements whereby one party pays a floating interest rate on a notional principal amount and receives a fixed rate payment on the same notional principal, or vice versa, for a fixed period of time.
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
TBA Securities: The Company has transacted in the forward settling TBA market. A TBA position is a forward contract for the purchase ("long position") or sale ("short position") of Agency RMBS at a predetermined price, face amount, issuer, coupon, and maturity on an agreed-upon future delivery date. For each TBA contract and delivery month, a uniform settlement date for all market participants is determined by the Securities Industry and Financial Markets Association. The specific Agency RMBS to be delivered into the contract at the settlement date are not known at the time of the transaction. The Company typically does not take delivery of TBAs, but rather enters into offsetting transactions and settles the associated receivable and payable balances with its counterparties. The Company primarily uses TBAs to mitigate interest rate risk, but from time to time it also holds net long positions in certain TBA securities as a means of acquiring exposure to Agency RMBS.
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
Options: The Company has entered into swaption contracts. It may purchase or write put, call, straddle, or other similar options contracts. The Company enters into options contracts primarily to help mitigate interest rate risk. When the Company purchases an options contract, the option asset is initially recorded at an amount equal to the premium paid, if any, and is subsequently marked-to-market. Premiums paid for purchasing options contracts that expire unexercised are recognized on the expiration date as realized losses. If an options contract is exercised, the premium paid is subtracted from the proceeds of the sale or added to the cost of the purchase to determine whether the Company has realized a gain or loss on the related investment transaction. When the Company writes an options contract, the option liability is initially recorded at an amount equal to the premium received, if any, and is subsequently marked-to-market. Premiums received for writing options contracts that expire unexercised are recognized on the expiration date as realized gains. If an options contract is exercised, the premium received is subtracted from the cost of the purchase or added to the proceeds of the sale to determine whether the Company has realized a gain or loss on the related investment transaction. When the Company enters into a closing transaction, the Company will realize a gain or loss depending upon whether the amount from the closing transaction is greater or less than the premiums paid or received. In general, the Company's options contracts contain forward-settling premiums. In this case, no money is exchanged upfront; instead, the agreed-upon premium is paid by the buyer upon expiration of the options contract, regardless of whether or not the options contract is exercised.
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
(H) Repurchase Agreements and Reverse Repurchase Agreements: The Company enters into repurchase agreements with third-party broker-dealers, whereby it sells securities under agreements to repurchase at an agreed upon price and date. The Company also enters into reverse repurchase agreement transactions with third-party broker-dealers, whereby it purchases securities under agreements to resell at an agreed upon price and date. The Company accounts for repurchase agreements as collateralized borrowings, with the initial sale price representing the amount borrowed, and with the future repurchase price consisting of the amount borrowed plus interest, at the implied interest rate of the repurchase agreement, on the amount borrowed over the term of the repurchase agreement. The interest rate on a repurchase agreement or a reverse repurchase agreement is based on competitive market rates (or competitive market spreads, in the case of agreements with floating interest rates) at the time such agreement is entered into. When the Company enters into a repurchase agreement, the lender establishes and maintains an account containing cash and/or securities having a value not less than the repurchase price, including accrued interest, of the repurchase agreement. Repurchase and reverse repurchase agreements that are conducted with the same counterparty can be reported on a net basis if they meet the requirements under the authoritative guidance. Repurchase agreements and reverse repurchase agreements are carried at their contractual amounts, which approximate fair value.
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
(P) Income Taxes: Prior to May 1, 2013, the Company, as a business trust with more than one owner, was considered a partnership for U.S. federal income tax purposes. In general, partnerships are not subject to entity-level tax on their income, but the income of a partnership is taxable to its owners on a flow-through basis. For the periods September 25, 2012 (commencement of operations) through December 31, 2012 and January 1, 2013 through April 30, 2013, the Company filed its tax return as a partnership. Effective May 1, 2013, the Company made the election to be taxed as a corporation. In addition, the Company elected to be taxed as a REIT under Sections 856 to 860 of the Code commencing with the short taxable period May 1, 2013 through December 31, 2013. As a REIT, the Company is generally not subject to corporate-level federal and state income tax on net income it distributes to its stockholders. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including the distribution of at least 90% of its annual taxable income to shareholders. Even if the Company qualifies as a REIT, it may be subject to certain federal, state, local and foreign taxes on its income and property and to federal income and excise taxes on its undistributed taxable income.
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals of the litigation process, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits at December 31, 2014. In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period, 2013, and 2012 (its open tax years). The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any of such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.
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
In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures ("ASU 2014-11"). This amends ASC 860, Transfers and Servicing ("ASC 860"), to require disclosure of repurchase-to-maturity transactions to be accounted for as secured borrowings rather than sales of an asset, and transfers of financial assets with a contemporaneous repo will no longer be evaluated to determine whether they should be accounted for on a combined basis as forward contracts. The new guidance also prescribes additional disclosures particularly on the nature of collateral pledged under repurchase agreements accounted for as secured borrowings. ASU 2014-11 is effective for annual periods beginning after December 15, 2014 and interim periods beginning after December 31, 2015. The adoption of ASC 860, as amended by ASU 2014-11 is not expected to have a material impact on the Company's consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern and to provide disclosure if events or conditions arise that would place substantial doubt on the entity's ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and subsequent interim and annual periods with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on the Company's consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). This amends ASC 810, Consolidation (ASC "810"), to improve targeted areas of consolidation guidance by simplifying the requirements of consolidation and placing more emphasis on risk of loss when determining a controlling financial interest. ASU 2015-02 is effective for the annual period ending after December 15, 2015, and subsequent interim and annual periods with early adoption permitted. The adoption of ASU 2015-02 is not expected to have a material impact on the Company's consolidated financial statements.
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at December 31, 2014 and December 31, 2013, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or GSE. The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.

By RMBS Type –
December 31, 2014:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$130,720	$6,304	$137,024	$1,113	$(109)	$138,028	3.40%	2.46%	5.43
20-year fixed rate mortgages	9,764	577	10,341	227	—	10,568	4.00%	3.04%	6.92
30-year fixed rate mortgages	1,042,550	61,089	1,103,639	20,379	(1,764)	1,122,254	4.09%	3.29%	8.48
Adjustable rate mortgages	41,710	2,813	44,523	90	(330)	44,283	4.60%	3.08%	5.97
Reverse mortgages	31,412	2,741	34,153	300	(28)	34,425	4.91%	2.56%	4.74
Interest only securities	n/a	n/a	10,780	1,190	(726)	11,244	4.04%	11.82%	2.68
Total Agency RMBS	1,256,156	73,524	1,340,460	23,299	(2,957)	1,360,802	4.05%	3.24%	7.54
Non-Agency RMBS	50,668	(20,377)	30,291	2,896	(686)	32,501	2.29%	10.76%	4.97
Total RMBS	$1,306,824	$53,147	$1,370,751	$26,195	$(3,643)	$1,393,303	3.99%	3.41%	7.45

(1)
Average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

For the year ended December 31, 2014, the weighted average holdings of RMBS investments based on amortized cost was $1.363 billion.
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

For the year ended December 31, 2013, the weighted average holdings of RMBS investments based on amortized cost was $879.9 million.

By Estimated Weighted Average Life
As of December 31, 2014:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$18,428	$18,418	5.13%	$5,197	$5,563	3.42%	$2,837	$1,785	3.02%
Greater than three years and less than seven years	410,759	405,739	4.12%	6,047	5,217	5.19%	17,660	17,662	2.63%
Greater than seven years and less than eleven years	920,371	905,523	4.00%	—	—	—%	12,004	10,844	1.28%
Total	$1,349,558	$1,329,680	4.05%	$11,244	$10,780	4.04%	$32,501	$30,291	2.29%
As of December 31, 2013:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$5,554	$5,518	5.68%	$955	$762	6.48%	$1,715	$1,216	2.38%
Greater than three years and less than seven years	243,120	246,342	3.48%	7,643	6,198	3.31%	16,488	15,950	3.42%
Greater than seven years and less than eleven years	1,031,552	1,059,223	3.79%	4,929	3,758	4.91%	11,656	10,708	1.43%
Greater than eleven years	1,602	1,596	4.50%	—	—	—%	822	805	7.69%
Total	$1,281,828	$1,312,679	3.73%	$13,527	$10,718	3.97%	$30,681	$28,679	2.84%
The following table illustrates components of interest income on the Company's RMBS for the years ended December 31, 2014 and 2013 and September 25, 2012 (commencement of operations) to December 31, 2012:

	Year Ended December 31, 2014			Year Ended December 31, 2013			September 25, 2012 (commencement of operations) to December 31, 2012
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$52,755	$(9,112)	$43,643	$30,504	$(4,863)	$25,641	$—	$—	$—
Non-Agency RMBS	1,237	1,930	3,167	1,185	952	2,137	125	114	239
Total	$53,992	$(7,182)	$46,810	$31,689	$(3,911)	$27,778	$125	$114	$239

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
December 31, 2014:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed rate mortgages	$—	$138,028	$—	$138,028
20-year fixed rate mortgages	—	10,568	—	10,568
30-year fixed rate mortgages	—	1,122,254	—	1,122,254
Adjustable rate mortgages	—	44,283	—	44,283
Reverse mortgages	—	34,425	—	34,425
Interest only securities	—	—	11,244	11,244
Non-Agency RMBS	—	22,419	10,082	32,501
Mortgage-backed securities, at fair value	—	1,371,977	21,326	1,393,303
Financial derivatives–assets, at fair value:
TBAs	—	476	—	476
Fixed payer interest rate swaps	—	2,518	—	2,518
Fixed payer swaptions	—	78	—	78
Total financial derivatives–assets, at fair value	—	3,072	—	3,072
Reverse repurchase agreements	—	13,987	—	13,987
Total mortgage-backed securities, financial derivatives–assets, and reverse repurchase agreements, at fair value	$—	$1,389,036	$21,326	$1,410,362
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(13,959)	$—	$(13,959)
Financial derivatives–liabilities, at fair value:
TBAs	—	(1,674)	—	(1,674)
Fixed payer interest rate swaps	—	(7,026)	—	(7,026)
Total financial derivatives–liabilities, at fair value	$—	$(8,700)	$—	$(8,700)
Total U.S. Treasury securities and financial derivatives–liabilities, at fair value	$—	$(22,659)	$—	$(22,659)
There were no transfers of financial instruments between Levels 1 and 2 of the fair value hierarchy during the year ended December 31, 2014.

December 31, 2013:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed rate mortgages	$—	$183,872	$—	$183,872
30-year fixed rate mortgages	—	1,043,573	—	1,043,573
Adjustable rate mortgages	—	46,115	—	46,115
Reverse mortgages	—	8,268	—	8,268
Interest only securities	—	—	13,527	13,527
Non-Agency RMBS	—	—	30,681	30,681
Mortgage-backed securities, at fair value	—	1,281,828	44,208	1,326,036
Financial derivatives–assets, at fair value:
TBAs	—	2,263	—	2,263
Fixed payer interest rate swaps	—	32,700	—	32,700
Total financial derivatives–assets, at fair value	—	34,963	—	34,963
Total mortgage-backed securities and financial derivatives–assets, at fair value	$—	$1,316,791	$44,208	$1,360,999
Liabilities:
Financial derivatives–liabilities, at fair value:
TBAs	$—	$(28)	$—	$(28)
Fixed payer interest rate swaps	—	(956)	—	(956)
Fixed payer swaptions	—	(85)	—	(85)
Total financial derivatives–liabilities, at fair value	$—	$(1,069)	$—	$(1,069)
There were no transfers of financial instruments between Levels 1, 2, or 3 of the fair value hierarchy during the year ended December 31, 2013.
The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value:
Year ended December 31, 2014:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2013	$30,681	$13,527
Purchases	14,712	4,853
Proceeds from sales	(11,104)	(2,330)
Principal repayments	(5,443)	—
(Amortization)/accretion, net	1,930	(3,136)
Net realized gains	1,518	676
Change in net unrealized gains (losses)	207	(2,346)
Transfers:
Transfers into level 3	—	—
Transfers out of level 3	(22,419)	—
Ending balance as of December 31, 2014	$10,082	$11,244
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at December 31, 2014, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2014. For Level 3 financial instruments held by the Company at December 31, 2014, change in net unrealized gains (losses) of $0.7 million and $(2.0) million, for the year ended December 31, 2014 relate to non-Agency RMBS and Agency RMBS, respectively.
At December 31, 2014, the Company transferred $22.4 million of non-Agency RMBS from Level 3 to Level 2. The decision to transfer these assets from Level 3 to Level 2 was based on observed market developments, including an increased volume of buying and selling of these and similar assets, greater consensus among market participants on price based on market quotes, and generally tighter credit spreads driven by improved performance in the underlying collateral as well as increased demand from investors seeking higher yielding assets. These factors have led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in observed market developments could impact future price transparency, and thereby cause a change in the level designation in subsequent periods.
Year ended December 31, 2013:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2012	$13,596	$—
Purchases	41,734	12,167
Proceeds from sales	(23,007)	—
Principal repayments	(5,923)	—
(Amortization)/accretion, net	952	(1,449)
Net realized gains	1,433	—
Change in net unrealized gains (losses)	1,896	2,809
Transfers:
Transfers into level 3	—	—
Transfers out of level 3	—	—
Ending balance as of December 31, 2013	$30,681	$13,527
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at December 31, 2013, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2013. For Level 3 financial instruments held by the Company at December 31, 2013, change in net unrealized gains (losses) of $2.0 million and $2.8 million, for the year ended December 31, 2013 relate to non-Agency RMBS and Agency RMBS, respectively.
September 25, 2012 (commencement of operations) to December 31, 2012:

(In thousands)	Non-Agency RMBS
Beginning balance as of September 25, 2012	$—
Purchases	13,643
Proceeds from sales	(248)
Principal repayments	—
(Amortization)/accretion, net	114
Net realized losses	(19)
Change in net unrealized gains (losses)	106
Transfers:
Transfers into level 3	—
Transfers out of level 3	—
Ending balance as of December 31, 2012	$13,596
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at December 31, 2012, as well as Level 3 financial instruments disposed of by the Company during the period September 25, 2012 (commencement of operations) to December 31, 2012. For Level 3 financial instruments held by the Company at December 31, 2013, change in net unrealized gains (losses) of $0.1 million for the period September 25, 2012 (commencement of operations) to December 31, 2012 relate to non-Agency RMBS.

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2014 and December 31, 2013:
December 31, 2014:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$7,819	Market quotes	Non-Binding Third-Party Valuation	$21.38	$84.91	$54.11
Non-Agency RMBS	2,263	Discounted Cash Flows	Yield	6.3%	6.3%	6.3%
			Projected Collateral Prepayments	35.9%	35.9%	35.9%
			Projected Collateral Losses	7.5%	7.5%	7.5%
			Projected Collateral Recoveries	11.0%	11.0%	11.0%
			Projected Collateral Scheduled Amortization	45.6%	45.6%	45.6%
						100.0%
Agency RMBS–Interest Only Securities	7,006	Market quotes	Non-Binding Third-Party Valuation	$4.74	$20.38	$13.35
Agency RMBS–Interest Only Securities	4,238	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	83	1,952	490
			Projected Collateral Prepayments	63.3%	92.3%	75.2%
			Projected Collateral Scheduled Amortization	7.7%	36.7%	24.8%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.

December 31, 2013:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$27,422	Market quotes	Non-Binding Third-Party Valuation	$20.00	$100.25	$75.39
Non-Agency RMBS	3,259	Discounted Cash Flows	Yield	6.0%	17.0%	11.9%
			Projected Collateral Prepayments	12.2%	58.1%	33.9%
			Projected Collateral Losses	6.4%	26.5%	11.8%
			Projected Collateral Recoveries	4.6%	12.8%	8.8%
			Projected Collateral Scheduled Amortization	29.9%	54.9%	45.5%
						100.0%
Agency RMBS–Interest Only Securities	12,368	Market quotes	Non-Binding Third-Party Valuation	$4.99	$22.47	$14.92
Agency RMBS–Interest Only Securities	1,159	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	436	436	436
			Projected Collateral Prepayments	57.8%	57.8%	57.8%
			Projected Collateral Scheduled Amortization	42.2%	42.2%	42.2%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.
Third-party non-binding valuations are validated by comparing such valuations to internally generated prices based on the Company's models and to recent trading activity in the same or similar instruments. For those instruments valued using discounted cash flows, collateral prepayments, losses, recoveries, and scheduled amortization are projected over the remaining life of the collateral and expressed as a percentage of the collateral's current principal balance. For those assets valued using the LIBOR Option Adjusted Spread, or "OAS," valuation methodology, cash flows are projected using the Company's models over multiple interest rate scenarios, and these projected cash flows are then discounted using the LIBOR rates implied by each interest rate scenario. The LIBOR OAS of an asset is then computed as the unique constant yield spread that, when added to all LIBOR rates in each interest rate scenario generated by the model, will equate (a) the expected present value of the projected asset cash flows over all model scenarios to (b) the actual current market price of the asset. LIBOR OAS is therefore model-dependent. Generally speaking, LIBOR OAS measures the additional yield spread over LIBOR that an asset provides at its current market price after taking into account any interest rate options embedded in the asset.
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
5. Financial Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. Specifically, the Company's primary source of financing is repurchase agreements and the Company enters into financial derivative and other instruments to manage exposure to variable cash flows on portions of its borrowings under those repurchase agreements. Since the interest rates on repurchase agreements typically change with market interest rates such as LIBOR, the Company is exposed to constantly changing interest rates, which accordingly affects cash flows associated with these rates on its borrowings. To mitigate the effect of changes in these interest rates and their related cash flows, the Company may enter into a variety of derivative contracts, including interest rate swaps, swaptions, and TBAs. Additionally, from time to time, the Company may use short positions in U.S. Treasury securities to mitigate its interest rate risk.

The following table details fair value of the Company's holdings of financial derivatives as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$387	$1
TBA securities sale contracts	89	2,262
Fixed payer interest rate swaps	2,518	32,700
Swaptions	78	—
Total financial derivatives–assets, at fair value:	3,072	34,963
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(5)	—
TBA securities sale contracts	(1,669)	(28)
Fixed payer interest rate swaps	(7,026)	(956)
Swaptions	—	(85)
Total financial derivatives–liabilities, at fair value:	(8,700)	(1,069)
Total	$(5,628)	$33,894
Interest Rate Swaps
The following tables provide information about the Company's interest rate swaps as of December 31, 2014 and December 31, 2013:
December 31, 2014:

			Weighted Average
Remaining Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2016	$48,000	$(91)	0.80%	0.23%	1.77
2017	74,750	(388)	1.21	0.24	2.59
2018	10,000	167	0.84	0.23	3.33
2020	23,500	471	1.42	0.23	5.38
2023	209,350	140	2.13	0.23	8.40
2024	12,900	(605)	2.73	0.23	9.45
2043	46,320	(4,202)	3.12	0.23	28.42
Total	$424,820	$(4,508)	1.87%	0.23%	8.56
December 31, 2013:

			Weighted Average
Remaining Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2016	$48,000	$(171)	0.80%	0.24%	2.77
2017	124,000	(517)	1.19	0.24	3.61
2018	156,500	2,784	1.19	0.24	4.63
2020	137,100	6,444	1.49	0.24	6.06
2023	218,000	14,599	2.16	0.24	9.41
2043	64,750	8,605	3.18	0.24	29.44
Total	$748,350	$31,744	1.67%	0.24%	8.14

Interest Rate Swaptions
The following tables provide information about the Company's swaptions as of December 31, 2014 and December 31, 2013.
December 31, 2014:

Option			Underlying Swap
Type	Fair Value	Months to Expiration	Notional Amount	Term (Years)	Fixed Rate
($ in thousands)
Straddle	$78	6.5	$9,700	10	3.00%
December 31, 2013:

Option			Underlying Swap
Type	Fair Value	Months to Expiration	Notional Amount	Term (Years)	Fixed Rate
($ in thousands)
Fixed Payer	$(59)	8.9	$22,000	10	3.31%
Straddle	$(26)	9.9	$8,000	10	3.08%
TBAs
The Company uses TBAs primarily to mitigate interest rate risk, typically in the form of short positions. However, the Company may also invest in TBAs for speculative purposes, including holding long positions. Overall, the Company typically holds a net short position.
The Company transacts in the forward settling To Be Announced MBS ("TBA") market. Pursuant to these TBA transactions, the Company agrees to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. TBAs are liquid and have quoted market prices and represent the most actively traded class of MBS. The Company primarily uses TBAs to mitigate interest rate risk, typically in the form of short positions. However, from time to time the Company also invests in TBAs as a means of acquiring additional exposure to Agency RMBS, or for speculative purposes, including holding long positions. Overall, the Company typically holds a net short position.
The Company does not generally take delivery of TBAs; rather, it settles the associated receivable and payable with its trading counterparties on a net basis. Transactions with the same counterparty for the same TBA that result in a reduction of the position are treated as extinguished.
As of December 31, 2014 and December 31, 2013, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	December 31, 2014				December 31, 2013
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$53,319	$54,757	$55,144	$387	$1,600	$1,725	$1,726	$1
Liabilities	15,000	15,603	15,598	(5)	—	—	—	—
	68,319	70,360	70,742	382	1,600	1,725	1,726	1
Sale contracts:
Assets	(79,090)	(85,730)	(85,641)	89	(363,078)	(375,524)	(373,262)	2,262
Liabilities	(525,986)	(559,219)	(560,888)	(1,669)	(16,400)	(17,518)	(17,546)	(28)
	(605,076)	(644,949)	(646,529)	(1,580)	(379,478)	(393,042)	(390,808)	2,234
Total TBA securities, net	$(536,757)	$(574,589)	$(575,787)	$(1,198)	$(377,878)	$(391,317)	$(389,082)	$2,235

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in Financial derivatives-assets at fair value and Financial derivatives-liabilities at fair value on the Consolidated Balance Sheet.

The tables below detail the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the years ended December 31, 2014 and 2013:

Derivative Type	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In thousands)
Interest rate swaps	$566,379	$609,310
TBAs	545,646	364,943
Interest rate swaptions	20,631	11,200
Gains and losses on the Company's financial derivatives for the years ended December 31, 2014 and 2013 are summarized in the tables below:

	Year Ended December 31, 2014
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Fixed payer interest rate swaps	$(9,217)	$1,823	$(7,394)	$410	$(36,662)	$(36,252)
Swaptions		(935)	(935)		163	163
TBAs		(23,568)	(23,568)		(3,433)	(3,433)
Futures		19	19		—	—
Total	$(9,217)	$(22,661)	$(31,878)	$410	$(39,932)	$(39,522)

	Year Ended December 31, 2013
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Fixed payer interest rate swaps	$(5,200)	$5,060	$(140)	$(1,538)	$33,282	$31,744
Swaptions		—	—		(85)	(85)
TBAs		7,450	7,450		2,235	2,235
Total	$(5,200)	$12,510	$7,310	$(1,538)	$35,432	$33,894
The Company did not have any derivatives outstanding during the period September 25, 2012 (commencement of operations) to December 31, 2012.
As of December 31, 2014, the Company also held short positions in U.S. Treasury securities, with a principal amount of $13.9 million and a fair value of $14.0 million.
6. Borrowings under Repurchase Agreements
The Company enters into repurchase agreements. A repurchase agreement involves the sale of an asset to a counterparty together with a simultaneous agreement to repurchase the transferred asset or similar asset from such counterparty at a future date. The Company accounts for its repurchase agreements as collateralized borrowings, with the transferred assets effectively serving as collateral for the related borrowing. The Company's repurchase agreements typically range in term from 30 to 180 days. The principal economic terms of each repurchase agreement—such as loan amount, interest rate, and maturity date—are typically negotiated on a transaction-by-transaction basis. Other terms and conditions, such as relating to events of default, are typically governed under the Company's master repurchase agreements, or "MRAs." Absent an event of default, the Company maintains beneficial ownership of the transferred securities during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase agreement at which time the Company may enter into a new repurchase agreement at prevailing market rates with the same counterparty, repay that counterparty and possibly negotiate financing terms with a different counterparty, or choose to no longer finance the related asset. In response to a decline in the fair value of the transferred securities, whether as a result of changes in market conditions, security paydowns, or other factors, repurchase agreement counterparties will typically make a margin call, whereby the Company will be required to post additional securities and/or cash as collateral with the counterparty in order to re-establish the agreed-upon collateralization requirements. In the event of increases in fair value of the transferred securities, the Company generally can require the counterparty to post collateral with it in the form of cash or securities. The Company is generally permitted to sell or re-pledge any securities posted by the counterparty as collateral; however, upon termination of the repurchase agreement the Company must return to the counterparty the same security that had been posted. The contractual amount (loan amount) of the Company's repurchase agreements approximates fair value, as the debt is short-term in nature.
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of December 31, 2014 and December 31, 2013, the Company had outstanding borrowings under repurchase agreements with ten and nine counterparties, respectively.
The following table details the Company's outstanding borrowings under repurchase agreements as of December 31, 2014 and December 31, 2013:

	December 31, 2014			December 31, 2013
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$437,633	0.33%	15	$338,700	0.35%	14
31-60 days	417,009	0.34	44	531,799	0.39	46
61-90 days	333,580	0.36	72	326,386	0.38	72
91-120 days	—	—	—	109,476	0.45	100
121-150 days	—	—	—	3,986	0.56	136
151-180 days	85,917	0.41	165	—	—	—
301-330 days	48,941	0.47	317	—	—	—
Total	$1,323,080	0.35%	60	$1,310,347	0.38%	49
Repurchase agreements involving underlying investments that the Company sold prior to year end, for settlement following year end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of both December 31, 2014 and December 31, 2013, the fair value of Agency RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.4 billion. Collateral transferred under outstanding borrowings as of December 31, 2014 include Agency RMBS in the amount of $41.8 million that were sold prior to period end but for which such sale had not yet settled. Collateral transferred under outstanding borrowings as of December 31, 2013 include Agency RMBS in the amount of $76.1 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $5.7 million and additional securities with a fair value of $2.1 million as of December 31, 2014 as a result of margin calls with various counterparties. The Company also held investments with an aggregate value of approximately $0.4 million, as of December 31, 2014, which were received to satisfy collateral requirements for various repurchase agreements. The Company posted additional net cash collateral of $14.8 million and additional securities with a fair value of $3.5 million as of December 31, 2013 as a result of margin calls with various counterparties. The Company also held investments with an aggregate value of approximately $0.5 million, as of December 31, 2013, which were received to satisfy collateral requirements for various repurchase agreements.

7. Offsetting of Assets and Liabilities
The Company records financial instruments at fair value as described in Note 2. All financial instruments are recorded on a gross basis on the Consolidated Balance Sheet. In connection with its financial derivatives, repurchase agreements, and related trading agreements, the Company and its counterparties are required to pledge collateral. Cash or other collateral is exchanged as required with each of the Company's counterparties in connection with open derivative positions and repurchase agreements.
The following tables present information about certain assets and liabilities representing financial instruments as of December 31, 2014 and December 31, 2013. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
December 31, 2014:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$3,072	$(2,722)	$—	$—	$350
Reverse repurchase agreements	13,987	(13,987)	—	—	—
Liabilities:
Financial derivatives–liabilities	(8,700)	2,722	—	5,783	(195)
Repurchase agreements	(1,323,080)	13,987	1,303,360	5,733	—

(1)	In the Company's Consolidated Balance Sheet, all balances associated with the repurchase agreements and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December 31, 2014 were $1.39 billion. As of December 31, 2014 total cash collateral on financial derivative assets and financial derivative liabilities excludes $0.5 million and $6.3 million of net excess cash collateral.

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

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December 31, 2013 were $1.36 billion. As of December 31, 2013 total cash collateral on financial derivative assets and liabilities excludes $0.3 million and $3.1 million, respectively of net excess cash collateral.

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

8. Management Fees
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For the years ended December 31, 2014 and 2013 and September 25, 2012 (commencement of operations) to December 31, 2012, the total management fee incurred was approximately $2.3 million, $2.1 million, and $0.1 million, respectively.
From inception through December 31, 2014, Shareholders' equity is defined in the Management Agreement, as of the end of any fiscal quarter, as (a) the sum of (1) the net proceeds from any issuances of common shares or other equity securities of the Company or the Operating Partnership (without double counting) since inception, plus (2) the Company's and the Operating Partnership's (without double counting) retained earnings or accumulated deficit calculated in accordance with U.S. GAAP at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that the Company or the Operating Partnership has paid to repurchase common shares, limited partnership interests in the Operating Partnership or other equity securities since inception. Shareholders' equity excludes (1) any unrealized gains, losses, or non-cash equity compensation expenses that have impacted shareholders' equity as reported in the financial statements prepared in accordance with U.S. GAAP, regardless of whether such items are included in net income, and (2) one-time events pursuant to changes in U.S. GAAP, and certain non-cash items not otherwise described above, in each case, after discussions between the Manager and the Company's independent trustees and approval by a majority of the Company's independent trustees.
Effective January 1, 2015 the Company entered into a Third Amended and Restated Management Agreement with the Manager, which replaces and supersedes the Second Amended and Restated Management Agreement. The Third Amended and Restated Management Agreement was adopted and executed for the primary purpose of redefining shareholders' equity. Shareholders' equity per the Second Amended and Restated Management Agreement had the definition as described above. Effective January 1, 2015, shareholders' equity is defined in the Third Amended and Restated Management Agreement, as of the end of any fiscal quarter, as (a) the sum of (1) the net proceeds from any issuances of common shares or other equity securities of the Company or the Operating Partnership (without double counting) since inception, plus (2) the Company's and the Operating Partnership's (without double counting) retained earnings or accumulated deficit calculated in accordance with U.S. GAAP at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that the Company or the Operating Partnership has paid to repurchase common shares, limited partnership interests in the Operating Partnership or other equity securities since inception. Shareholders' equity excludes (1) non-cash equity compensation expenses that have impacted shareholders' equity as reported in the financial statements prepared in accordance with U.S. GAAP, and (2) one-time events pursuant to changes in U.S. GAAP, and certain non-cash items not otherwise described above, in each case, after discussions between the Manager and the Company's independent trustees and approval by a majority of the Company's independent trustees.
9. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of December 31, 2014, 2013, and 2012, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the years ended December 31, 2014 and 2013, and September 25, 2012 (commencement of operations) to December 31, 2012:

(In thousands except for share amounts)	Year Ended December 31, 2014	Year Ended December 31, 2013	September 25, 2012 (commencement of operations) to December 31, 2012
Numerator:
Net income (loss)	$16,168	$(1,914)	$(536)
Denominator:
Basic and diluted weighted average shares outstanding	9,142,736	6,566,656	1,633,378
Basic and Diluted Earnings Per Share	$1.77	$(0.29)	$(0.33)

10. Related Party Transactions
Management Agreement
The Company has entered into a management agreement with the Manager, which provides for an initial term through September 24, 2017, and which will be renewed automatically each year thereafter for an additional one-year period, subject to certain termination rights. The Company is externally managed and advised by the Manager. Pursuant to the terms of the Management Agreement, the Manager provides the Company with its management team, including its officers and appropriate support personnel. The Company does not have any employees. The Manager is responsible for the day-to-day operations of the Company.
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
For the years ended December 31, 2014 and 2013, the Company reimbursed the Manager $2.3 million and $2.1 million, respectively, for previously incurred operating and compensation expenses. The Company did not make any reimbursements to the Manager prior to 2013.
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

11. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of December 31, 2014 and December 31, 2013, there were 9,149,274 and 9,139,842 common shares outstanding, respectively. No preferred shares have been issued.
On September 11, 2014, the Company's Board of Trustees authorized the issuance of 9,432 shares to its independent trustees pursuant to director share award agreements. Of these shares 6,912 will vest and become non-forfeitable on September 10, 2015; the remaining 2,520 shares vested on the date of grant.
On September 23, 2013, the Company's Board of Trustees authorized the issuance of 6,464 shares to its independent trustees pursuant to director share award agreements. These shares vested and became non-forfeitable on April 30, 2014.
On May 1, 2013, the Company priced an initial public offering of its common shares, pursuant to which it sold 6,450,000 shares to the public at a price of $20.00 per share. Concurrent with the initial public offering, the Company completed a private placement with its initial shareholders which resulted in gross proceeds to the Company of $21.0 million and the issuance of 1,050,000 shares at a price of $20.00. Total gross proceeds from the initial public offering and concurrent private placement were $150.0 million. Proceeds, net of offering costs, were approximately $148.5 million.
The below table details cash dividends declared by the Board of Trustees during the year ended December 31, 2014:

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.55	$5,027	March 12, 2014	March 31, 2014	April 28, 2014
Second Quarter	$0.55	$5,027	June 17, 2014	June 30, 2014	July 25, 2014
Third Quarter	$0.55	$5,032	September 11, 2014	September 30, 2014	October 27, 2014
Fourth Quarter	$0.55	$5,032	December 11, 2014	December 31, 2014	January 26, 2015
The below table details cash dividends declared by the Board of Trustees during the year ended December 31, 2013:

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
Second Quarter	$0.14	$1,279	June 18, 2013	June 28, 2013	July 26, 2013
Third Quarter	$0.50	$4,569	September 17, 2013	September 27, 2013	October 25, 2013
Fourth Quarter	$0.50	$4,570	December 12, 2013	December 31, 2013	January 27, 2014
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
12. Commitments and Contingencies
From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant contingencies at December 31, 2014.
13. Condensed Quarterly Financial Data (Unaudited)
Detailed below is unaudited quarterly information for the years ended December 31, 2014 and 2013.

(In thousands except for per share amounts)	Three Month Period Ended March 31, 2014	Three Month Period Ended June 30, 2014	Three Month Period Ended September 30, 2014	Three Month Period Ended December 31, 2014
INTEREST INCOME (EXPENSE)
Interest income	$11,959	$11,575	$11,484	$11,806
Interest expense	(1,155)	(1,070)	(1,121)	(1,165)
Total net interest income	10,804	10,505	10,363	10,641
EXPENSES
Management fees	592	567	574	552
Professional fees	139	137	123	587
Other operating expenses	663	613	597	608
Total expenses	1,394	1,317	1,294	1,747
OTHER INCOME (LOSS)
Net realized gains (losses) on real estate securities and financial derivatives	14,556	25,806	(3,425)	14,070
Change in net unrealized gains (losses) on real estate securities and financial derivatives	(21,205)	(23,944)	(2,111)	(24,140)
Total other income (loss)	(6,649)	1,862	(5,536)	(10,070)
NET INCOME (LOSS)	$2,761	$11,050	$3,533	$(1,176)
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.30	$1.21	$0.39	$(0.13)
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$0.55	$0.55	$0.55	$0.55

(In thousands except for per share amounts)	Three Month Period Ended March 31, 2013	Three Month Period Ended June 30, 2013	Three Month Period Ended September 30, 2013	Three Month Period Ended December 31, 2013
INTEREST INCOME (EXPENSE)
Interest income	$283	$4,310	$11,223	$12,050
Interest expense	—	(525)	(1,248)	(1,283)
Total net interest income	283	3,785	9,975	10,767
EXPENSES
Management fees	119	703	644	600
Professional fees	32	237	200	155
Other operating expenses	46	421	513	656
Total expenses	197	1,361	1,357	1,411
OTHER INCOME (LOSS)
Net realized gains (losses) on real estate securities and financial derivatives	888	5,370	(19,900)	(16,504)
Change in net unrealized gains (losses) on real estate securities and financial derivatives	155	(17,498)	18,067	7,024
Total other income (loss)	1,043	(12,128)	(1,833)	(9,480)
NET INCOME (LOSS)	$1,129	$(9,704)	$6,785	$(124)
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted(1)	$0.69	$(1.55)	$0.74	$(0.01)
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$—	$0.14	$0.50	$0.50

(1)
For the year ended December 31, 2013 the sum of EPS for the four quarters of 2013 does not equal EPS as calculated for the entire year (see Note 9) as a result of issuances of common shares, as EPS is calculated using average shares outstanding during the period.

14. Subsequent Events
On March 11, 2015 the Company's Board of Trustees approved a dividend for the first quarter of 2015 in the amount of $0.55 per share payable on April 27, 2015 to shareholders of record as of March 31, 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Because we are an "emerging growth company" under the federal securities laws, management’s report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption under Section 404(b) of the Sarbanes-Oxley Act of 2002.
Item 9B. Other Information
Pursuant to Section 13(r) of the Exchange Act, if during the fiscal year ended December 31, 2014, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Annual Report on Form 10-K as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA"). During the fiscal year ended December 31, 2014, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Blackstone Tactical Opportunities EARN Holdings L.L.C., an affiliate of The Blackstone Group L.P. ("Blackstone"), is a holder of approximately 28% of the outstanding equity interests of our Common Shares and has a representative on our Board of Trustees. Accordingly, Blackstone may be deemed an "affiliate" of us, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone that it may include in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone. Because of the broad definition of "affiliate" in Exchange Act Rule 12b-2, this portfolio company of Blackstone, through Blackstone's ownership of us, may also be deemed to be an affiliate of ours.
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
The gross revenue and net profit attributable to these activities in the year ended December 31, 2014 are still being determined."
Neither Travelport Limited nor Blackstone has provided us with gross revenues and net profits attributable to the activities described above.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2015 annual shareholders' meeting.
Our Board of Trustees has established a Code of Business Conduct and Ethics that applies to our officers and trustees and to our Manager's and certain of its affiliates' officers, directors and employees when such individuals are acting for us or on our behalf which is available on our website at www.earnreit.com. Any waiver of our Code of Business Conduct and Ethics of our executive officers or trustees may be made only by our Board of Trustees or one of its committees.
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
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2015 annual shareholders' meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2015 annual shareholders' meeting.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2015 annual shareholders' meeting.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2015 annual shareholders' meeting.

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

10.1
Third Amended and Restated Management Agreement between Ellington Residential Mortgage REIT and Ellington Residential Mortgage Management LLC (incorporated by reference to the Current Report on Form 8-K, filed on December 18, 2014).

10.2
Second Amended and Restated Management Agreement between Ellington Residential Mortgage REIT and Ellington Residential Mortgage Management LLC (incorporated by reference to the Annual Report on Form 10-K, filed on March 21, 2014).

10.3+	2013 Equity Incentive Plan (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

10.4+	Form of Share Award Agreement (for trustees) (incorporated by reference to the Company's Current Report on Form 8-K, filed on September 25, 2013).

10.5+	Form of Share Award Agreement (for trustees) (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2014).

10.6	Form of Indemnification Agreement (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 29, 2013).

10.7
Registration Rights Agreement, dated as of September 24, 2012, by and among Ellington Residential Mortgage REIT, EMG Holdings, L.P. and Blackstone Tactical Opportunities EARN Holdings, L.L.C.(incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

10.8
Shareholders Agreement by and among Ellington Residential Mortgage REIT, EMG Holdings, L.P., and Blackstone Tactical Opportunities EARN Holdings, L.L.C. dated May 6, 2013 (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.9
Amended and Restated Agreement of Limited Partnership of Ellington Residential Mortgage LP (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1	List of Subsidiaries

23.1	Consent of the Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Residential Mortgage REIT's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	March 12, 2015	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
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

Signature	Title	Date

/s/ LAURENCE PENN	Chief Executive Officer, President and Trustee (Principal Executive Officer)	March 12, 2015
LAURENCE PENN

/s/ LISA MUMFORD	Chief Financial Officer(Principal Financial and Accounting Officer)	March 12, 2015
LISA MUMFORD

/s/ MICHAEL W. VRANOS	Trustee	March 12, 2015
MICHAEL W. VRANOS

/s/ THOMAS F. ROBARDS	Chairman of the Board	March 12, 2015
THOMAS F. ROBARDS

/s/ RONALD I. SIMON PH.D	Trustee	March 12, 2015
RONALD I. SIMON PH.D

/s/ ROBERT B. ALLARDICE, III	Trustee	March 12, 2015
ROBERT B. ALLARDICE, III

/s/ MENES O. CHEE	Trustee	March 12, 2015
MENES O. CHEE

/s/ DAVID MILLER	Trustee	March 12, 2015
DAVID MILLER

EXHIBIT INDEX

Exhibit	Description
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

10.1
Third Amended and Restated Management Agreement between Ellington Residential Mortgage REIT and Ellington Residential Mortgage Management LLC (incorporated by reference to the Current Report on Form 8-K, filed on December 18, 2014).

10.2
Second Amended and Restated Management Agreement between Ellington Residential Mortgage REIT and Ellington Residential Mortgage Management LLC (incorporated by reference to the Annual Report on Form 10-K, filed on March 21, 2014).

10.3+	2013 Equity Incentive Plan (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

10.4+	Form of Share Award Agreement (for trustees) (incorporated by reference to the Company's Current Report on Form 8-K, filed on September 25, 2013).

10.5+	Form of Share Award Agreement (for trustees) (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2014).

10.6	Form of Indemnification Agreement (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 29, 2013).

10.7
Registration Rights Agreement, dated as of September 24, 2012, by and among Ellington Residential Mortgage REIT, EMG Holdings, L.P. and Blackstone Tactical Opportunities EARN Holdings, L.L.C.(incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

10.8
Shareholders Agreement by and among Ellington Residential Mortgage REIT, EMG Holdings, L.P., and Blackstone Tactical Opportunities EARN Holdings, L.L.C. dated May 6, 2013 (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.9
Amended and Restated Agreement of Limited Partnership of Ellington Residential Mortgage LP (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1	List of Subsidiaries

23.1	Consent of the Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Residential Mortgage REIT's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Compensatory plan or arrangement.