Form 10-Q
period 2015-03-31
Ellington Residential Mortgage REIT
filed 2015-05-08
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer (do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2015
Common Shares of Beneficial Interest, $0.01 par value per share	9,149,274

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2015	December 31, 2014
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$53,340	$45,237
Mortgage-backed securities, at fair value	1,388,460	1,393,303
Due from brokers	28,740	18,531
Financial derivatives–assets, at fair value	1,479	3,072
Reverse repurchase agreements	62,973	13,987
Receivable for securities sold	36,649	41,834
Interest receivable	4,451	4,793
Other assets	610	317
Total Assets	$1,576,702	$1,521,074
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,211,110	$1,323,080
Payable for securities purchased	117,493	4,227
Due to brokers	1,609	583
Financial derivatives–liabilities, at fair value	14,201	8,700
U.S. Treasury securities sold short, at fair value	62,848	13,959
Dividend payable	5,032	5,032
Accrued expenses	908	890
Management fee payable	610	551
Interest payable	851	687
Total Liabilities	1,414,662	1,357,709
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (9,149,274 and 9,149,274 shares issued and outstanding, respectively)	91	91
Additional paid-in-capital	181,312	181,282
Accumulated deficit	(19,363)	(18,008)
Total Shareholders' Equity	162,040	163,365
Total Liabilities and Shareholders' Equity	$1,576,702	$1,521,074

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended March 31, 2015	Three Month Period Ended March 31, 2014
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$10,280	$11,959
Interest expense	(1,258)	(1,155)
Total net interest income	9,022	10,804
EXPENSES
Management fees	610	592
Professional fees	143	139
Other operating expenses	663	663
Total expenses	1,416	1,394
OTHER INCOME (LOSS)
Net realized gains (losses) on mortgage-backed securities	6,722	(3,025)
Net realized gains (losses) on financial derivatives	(8,743)	(3,409)
Change in net unrealized gains (losses) on mortgage-backed securities	5,186	17,581
Change in net unrealized gains (losses) on financial derivatives	(7,094)	(17,796)
Total other income (loss)	(3,929)	(6,649)
NET INCOME	$3,677	$2,761
NET INCOME PER COMMON SHARE:
Basic and Diluted	$0.40	$0.30
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$0.55	$0.55

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2013	9,139,842	$91	—	$—	$181,147	$(14,058)	$167,180
Share based compensation					41		41
Dividends declared						(5,027)	(5,027)
Net income						2,761	2,761
BALANCE, March 31, 2014	9,139,842	$91	—	$—	$181,188	$(16,324)	$164,955

BALANCE, December 31, 2014	9,149,274	$91	—	$—	$181,282	$(18,008)	$163,365
Share based compensation					30		30
Dividends declared						(5,032)	(5,032)
Net income						3,677	3,677
BALANCE, March 31, 2015	9,149,274	$91	—	$—	$181,312	$(19,363)	$162,040

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Month Period Ended March 31, 2015	Three Month Period Ended March 31, 2014
(In thousands)
Cash flows provided by (used in) operating activities:
Net income	$3,677	$2,761
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on mortgage-backed securities	(6,722)	3,025
Change in net unrealized (gains) losses on mortgage-backed securities	(5,186)	(17,581)
Net realized (gains) losses on financial derivatives	8,743	3,409
Change in net unrealized (gains) losses on financial derivatives	7,094	17,796
Amortization of premiums and accretion of discounts (net)	2,477	1,367
Share based compensation	30	41
(Increase) decrease in assets:
Due from brokers	(10,209)	7,622
Interest receivable	342	(756)
Other assets	(293)	(78)
Increase (decrease) in liabilities:
Due to brokers	1,026	(11,024)
Accrued expenses	18	51
Interest payable	164	(180)
Management fees payable	59	(8)
Net cash provided by operating activities	1,220	6,445
Cash flows provided by (used in) investing activities:
Purchases of mortgage-backed securities	(482,987)	(524,541)
Proceeds from sale of mortgage-backed securities	584,903	536,934
Principal repayments of mortgage-backed securities	31,207	19,085
Proceeds from investments sold short	214,417	10,015
Repurchase of investments sold short	(165,926)	(10,055)
Proceeds from disposition of financial derivatives	4,457	6,288
Purchase of financial derivatives	(13,200)	(9,698)
Payments made on reverse repurchase agreements	(2,092,173)	(20,088)
Proceeds from reverse repurchase agreements	2,043,187	20,088
Net cash provided by investing activities	123,885	28,028
Cash flows provided by (used in) financing activities:
Offering costs paid	—	(32)
Dividends paid	(5,032)	(4,570)
Borrowings under repurchase agreements	1,421,636	1,616,676
Repayments of repurchase agreements	(1,533,606)	(1,645,553)
Cash used in financing activities	(117,002)	(33,479)
NET INCREASE IN CASH AND CASH EQUIVALENTS	8,103	994
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,237	50,112
CASH AND CASH EQUIVALENTS, END OF PERIOD	$53,340	$51,106
Supplemental disclosure of cash flow information:
Interest paid	$1,094	$1,335

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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
The Company made the election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or "the Code," commencing with the Company's short taxable year ended December 31, 2013. As a REIT, the Company is required to distribute annually at least 90% of its taxable income. As long as the Company continues to qualify as a REIT, it will not be subject to U.S. federal or state corporate taxes on its taxable income to the extent that it distributes all of its annual taxable income to its shareholders. It is the intention of the Company to distribute at least 100% of its taxable income, after application of available tax attributes, within the limits prescribed by the Code, which may extend into the subsequent taxable year.
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP." Entities in which the Company has a controlling financial interest, through ownership of the majority of the entities' voting equity interests, or through other contractual right that give the Company control, are consolidated by the Company. All inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material. In management's opinion, all material adjustments, considered necessary for a fair presentation of the Company's interim consolidated financial statements have been included and are only of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
(B) Valuation: The Company applies ASC 820-10, Fair Value Measurement and Disclosures ("ASC 820-10"), to its holdings of financial instruments. ASC 820-10 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the observability of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•
Level 1—inputs to the valuation methodology are observable and reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. Currently, the types of financial instruments the Company generally includes in this category are, exchange-traded derivatives and cash and cash equivalents;

•
Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that the Company generally includes in this category are Agency RMBS, non-Agency RMBS determined to have sufficiently observable market data, U.S. Treasury securities, actively traded derivatives such as TBAs, interest rate swaps, and swaptions; and

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
(D) Interest Income: Coupon interest income on investment securities is accrued based on the outstanding principal balance or notional amount and the current coupon rate on each security. The Company amortizes premiums and accretes discounts on its fixed income securities. For RMBS that are deemed to be of high credit quality at the time of purchase, premiums and discounts are generally amortized/accreted into interest income over the life of such securities using the effective interest method. For securities whose cash flows vary depending on prepayments, an effective yield retroactive to the time of purchase is periodically recomputed based on actual prepayments and changes in projected prepayment activity, and a catch-up adjustment is made to amortization to reflect the cumulative impact of the change in effective yield. For RMBS that are deemed not to be of high credit quality at the time of purchase, interest income is recognized based on the effective interest method. For purposes of determining the effective interest rate, management estimates the future expected cash flows of its investment holdings based on assumptions including, but not limited to, assumptions for future prepayment rates, default rates, and loss severities (each of which may in turn incorporate various macro-economic assumptions, such as future housing prices). These assumptions are re-evaluated not less than quarterly. Principal write-offs are generally treated as realized losses. Changes in projected cash flows, as applied to the current amortized cost of the security, may result in a prospective change in the yield/interest income recognized on such securities.
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
(O) Income Taxes: The Company has elected to be taxed as a REIT under Sections 856 to 860 of the Code. As a REIT, the Company is generally not subject to corporate-level federal and state income tax on net income it distributes to its stockholders. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including the distribution of at least 90% of its annual taxable income to shareholders. Even if the Company qualifies as a REIT, it may be subject to certain federal, state, local and foreign taxes on its income and property and to federal income and excise taxes on its undistributed taxable income.
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals of the litigation process, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits at March 31, 2015. In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period, 2014, 2013, and 2012 (its open tax years). The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any of such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.
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
In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures ("ASU 2014-11"). This amends ASC 860, Transfers and Servicing ("ASC 860"), to require disclosure of repurchase-to-maturity transactions to be accounted for as secured borrowings rather than sales of an asset, and transfers of financial assets with a contemporaneous repurchase agreement will no longer be evaluated to determine whether they should be accounted for on a combined basis as forward contracts. The new guidance also prescribes additional disclosures particularly on the nature of collateral pledged under repurchase agreements accounted for as secured borrowings. ASU 2014-11 is effective for annual periods beginning after December 15, 2014 and interim periods beginning after December 31, 2015. The adoption of ASC 860, as amended by ASU 2014-11 is not expected to have a material impact on the Company's consolidated financial statements.
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
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). This amends ASC 810, Consolidation (ASC "810"), to improve targeted areas of consolidation guidance by simplifying the requirements of consolidation and placing more emphasis on risk of loss when determining a controlling financial interest. ASU 2015-02 is effective for annual periods beginning after December 15, 2016 and interim periods beginning after December 15, 2017 with early adoption permitted. The adoption of ASU 2015-02 is not expected to have a material impact on the Company's consolidated financial statements.
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at March 31, 2015 and December 31, 2014, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or GSE. The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.

By RMBS Type –
March 31, 2015:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$139,211	$7,020	$146,231	$2,154	$(22)	$148,363	3.42%	2.43%	5.35
20-year fixed rate mortgages	9,505	559	10,064	247	—	10,311	4.00%	3.01%	6.71
30-year fixed rate mortgages	1,018,731	63,194	1,081,925	24,319	(799)	1,105,445	4.09%	3.07%	7.69
Adjustable rate mortgages	39,458	2,598	42,056	141	(140)	42,057	4.36%	2.15%	5.64
Reverse mortgages	39,630	3,825	43,455	690	(14)	44,131	4.85%	2.20%	5.47
Interest only securities	n/a	n/a	7,287	164	(1,008)	6,443	3.55%	4.87%	2.08
Total Agency RMBS	1,246,535	77,196	1,331,018	27,715	(1,983)	1,356,750	4.01%	2.95%	6.96
Non-Agency RMBS	46,310	(16,666)	29,644	2,675	(609)	31,710	2.63%	9.26%	5.17
Total RMBS	$1,292,845	$60,530	$1,360,662	$30,390	$(2,592)	$1,388,460	3.97%	3.09%	6.90

(1)
Average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

For the three month period ended March 31, 2015, the weighted average holdings of RMBS investments based on amortized cost was $1.309 billion.
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

For the year ended December 31, 2014, the weighted average holdings of RMBS investments based on amortized cost was $1.363 billion.

By Estimated Weighted Average Life
As of March 31, 2015:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$22,746	$22,546	5.04%	$6,247	$7,087	3.52%	$2,691	$1,688	3.05%
Greater than three years and less than seven years	565,777	555,814	4.11%	196	200	5.50%	19,352	19,600	3.51%
Greater than seven years and less than eleven years	761,784	745,371	3.97%	—	—	—%	9,667	8,356	0.56%
Total	$1,350,307	$1,323,731	4.04%	$6,443	$7,287	3.55%	$31,710	$29,644	2.63%
As of December 31, 2014:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$18,428	$18,418	5.13%	$5,197	$5,563	3.42%	$2,837	$1,785	3.02%
Greater than three years and less than seven years	410,759	405,739	4.12%	6,047	5,217	5.19%	17,660	17,662	2.63%
Greater than seven years and less than eleven years	920,371	905,523	4.00%	—	—	—%	12,004	10,844	1.28%
Total	$1,349,558	$1,329,680	4.05%	$11,244	$10,780	4.04%	$32,501	$30,291	2.29%
The following table illustrates components of interest income on the Company's RMBS for the three month periods ended March 31, 2015 and 2014:

	Three Month Period Ended March 31, 2015			Three Month Period Ended March 31, 2014
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$12,491	$(2,959)	$9,532	$13,017	$(1,756)	$11,261
Non-Agency RMBS	283	456	739	306	389	695
Total	$12,774	$(2,503)	$10,271	$13,323	$(1,367)	$11,956

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
March 31, 2015:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed rate mortgages	$—	$148,363	$—	$148,363
20-year fixed rate mortgages	—	10,311	—	10,311
30-year fixed rate mortgages	—	1,105,445	—	1,105,445
Adjustable rate mortgages	—	42,057	—	42,057
Reverse mortgages	—	44,131	—	44,131
Interest only securities	—	—	6,443	6,443
Non-Agency RMBS	—	25,884	5,826	31,710
Mortgage-backed securities, at fair value	—	1,376,191	12,269	1,388,460
Financial derivatives–assets, at fair value:
TBAs	—	989	—	989
Fixed payer interest rate swaps	—	175	—	175
Fixed payer swaptions	—	315	—	315
Total financial derivatives–assets, at fair value	—	1,479	—	1,479
Reverse repurchase agreements	—	62,973	—	62,973
Total mortgage-backed securities, financial derivatives–assets, and reverse repurchase agreements, at fair value	$—	$1,440,643	$12,269	$1,452,912
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(62,848)	$—	$(62,848)
Financial derivatives–liabilities, at fair value:
TBAs	—	(2,284)	—	(2,284)
Fixed payer interest rate swaps	—	(11,917)	—	(11,917)
Total financial derivatives–liabilities, at fair value	—	(14,201)	—	(14,201)
Total U.S. Treasury securities and financial derivatives–liabilities, at fair value	$—	$(77,049)	$—	$(77,049)
There were no transfers of financial instruments between Levels 1 and 2 of the fair value hierarchy during the three month period ended March 31, 2015.

December 31, 2014:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed rate mortgages	$—	$138,028	$—	$138,028
20-year fixed rate mortgages	—	10,568	—	10,568
30-year fixed rate mortgages	—	1,122,254	—	1,122,254
Adjustable rate mortgages	—	44,283	—	44,283
Reverse mortgages	—	34,425	—	34,425
Interest only securities	—	—	11,244	11,244
Non-Agency RMBS	—	22,419	10,082	32,501
Mortgage-backed securities, at fair value	—	1,371,977	21,326	1,393,303
Financial derivatives–assets, at fair value:
TBAs	—	476	—	476
Fixed payer interest rate swaps	—	2,518	—	2,518
Fixed payer swaptions	—	78	—	78
Total financial derivatives–assets, at fair value	—	3,072	—	3,072
Reverse repurchase agreements	$—	$13,987	$—	$13,987
Total mortgage-backed securities, financial derivatives–assets, and reverse repurchase agreements, at fair value	$—	$1,389,036	$21,326	$1,410,362
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(13,959)	$—	$(13,959)
Financial derivatives–liabilities, at fair value:
TBAs	—	(1,674)	—	(1,674)
Fixed payer interest rate swaps	—	(7,026)	—	(7,026)
Total financial derivatives–liabilities, at fair value	—	(8,700)	—	(8,700)
Total U.S. Treasury securities and financial derivatives–liabilities, at fair value	$—	$(22,659)	$—	$(22,659)
There were no transfers of financial instruments between Levels 1 or 2 of the fair value hierarchy during the year ended December 31, 2014.
The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value:
Three month period ended March 31, 2015:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2014	$10,082	$11,244
Purchases	—	1,099
Proceeds from sales	(2,861)	(4,538)
Principal repayments	(601)	—
(Amortization)/accretion, net	309	(656)
Net realized gains	791	601
Change in net unrealized gains (losses)	(276)	(1,307)
Transfers:
Transfers into level 3	3,359	—
Transfers out of level 3	(4,977)	—
Ending balance as of March 31, 2015	$5,826	$6,443

All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at March 31, 2015, as well as Level 3 financial instruments disposed of by the Company during the three month period ended March 31, 2015. For Level 3 financial instruments held by the Company at March 31, 2015, change in net unrealized gains (losses) of $0.2 million and $(0.4) million, for the three month period ended March 31, 2015 relate to non-Agency RMBS and Agency RMBS, respectively.
At March 31, 2015, the Company transferred $5.0 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in the volume of observable inputs for these assets, such as a decrease in observed trading, could impact price transparency, and thereby cause a change in the level designation for these assets in future periods.
At March 31, 2015, the Company transferred $3.4 million of non-Agency RMBS from Level 2 to Level 3. Since year end, these securities have exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads and/or higher delinquencies relative to similar securities and a reduction in observable transactions or executable quotes involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at March 31, 2014, as well as Level 3 financial instruments disposed of by the Company during the three month period ended March 31, 2014. For Level 3 financial instruments held by the Company at March 31, 2014, change in net unrealized gains (losses) of $(0.2) million and $0.1 million, for the three month period ended March 31, 2014 relate to non-Agency RMBS and Agency RMBS, respectively.

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of March 31, 2015 and December 31, 2014:
March 31, 2015:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	5,826	Discounted Cash Flows	Yield	9.9%	15.8%	11.9%
			Projected Collateral Prepayments	29.7%	41.3%	39.0%
			Projected Collateral Losses	3.3%	11.8%	8.3%
			Projected Collateral Recoveries	4.2%	23.3%	16.6%
			Projected Collateral Scheduled Amortization	23.6%	54.8%	36.1%
						100.0%
Agency RMBS–Interest Only Securities	2,902	Market quotes	Non-Binding Third-Party Valuation	$4.68	$21.52	$10.15
Agency RMBS–Interest Only Securities	3,541	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	(1,178)	554	(16)
			Projected Collateral Prepayments	53.7%	95.2%	74.5%
			Projected Collateral Scheduled Amortization	4.8%	46.3%	25.5%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.
December 31, 2014:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$7,819	Market quotes	Non-Binding Third-Party Valuation	$21.38	$84.91	$54.11
Non-Agency RMBS	2,263	Discounted Cash Flows	Yield	6.3%	6.3%	6.3%
			Projected Collateral Prepayments	35.9%	35.9%	35.9%
			Projected Collateral Losses	7.5%	7.5%	7.5%
			Projected Collateral Recoveries	11.0%	11.0%	11.0%
			Projected Collateral Scheduled Amortization	45.6%	45.6%	45.6%
						100.0%
Agency RMBS–Interest Only Securities	7,006	Market quotes	Non-Binding Third-Party Valuation	$4.74	$20.38	$13.35
Agency RMBS–Interest Only Securities	4,238	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	83	1,952	490
			Projected Collateral Prepayments	63.3%	92.3%	75.2%
			Projected Collateral Scheduled Amortization	7.7%	36.7%	24.8%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.

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
The following table details fair value of the Company's holdings of financial derivatives as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$936	$387
TBA securities sale contracts	53	89
Fixed payer interest rate swaps	175	2,518
Swaptions	315	78
Total financial derivatives–assets, at fair value:	1,479	3,072
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	—	(5)
TBA securities sale contracts	(2,284)	(1,669)
Fixed payer interest rate swaps	(11,917)	(7,026)
Total financial derivatives–liabilities, at fair value:	(14,201)	(8,700)
Total	$(12,722)	$(5,628)

Interest Rate Swaps
The following tables provide information about the Company's interest rate swaps as of March 31, 2015 and December 31, 2014:
March 31, 2015:

			Weighted Average
Remaining Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2016	$48,000	$(189)	0.80%	0.26%	1.52
2017	74,750	(647)	1.21	0.26	2.35
2018	25,000	(48)	1.11	0.26	2.97
2020	63,000	(427)	1.62	0.26	5.01
2022	9,000	(169)	2.04	0.26	6.90
2023	139,350	(3,907)	2.17	0.26	8.15
2024	12,900	(926)	2.73	0.26	9.20
2025	30,080	(97)	2.03	0.26	9.85
2043	33,610	(5,332)	3.08	0.26	28.16
Total	$435,690	$(11,742)	1.79%	0.26%	7.34
December 31, 2014:

			Weighted Average
Remaining Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2016	$48,000	$(91)	0.80%	0.23%	1.77
2017	74,750	(388)	1.21	0.24	2.59
2018	10,000	167	0.84	0.23	3.33
2020	23,500	471	1.42	0.23	5.38
2023	209,350	140	2.13	0.23	8.40
2024	12,900	(605)	2.73	0.23	9.45
2043	46,320	(4,202)	3.12	0.23	28.42
Total	$424,820	$(4,508)	1.87%	0.23%	8.56
Interest Rate Swaptions
The following tables provide information about the Company's swaptions as of March 31, 2015 and December 31, 2014.
March 31, 2015:

Option			Underlying Swap
Type	Fair Value	Months to Expiration	Notional Amount	Term (Years)	Fixed Rate
($ in thousands)
Straddle	$315	3.5	$9,700	10	3.00%

December 31, 2014:

Option			Underlying Swap
Type	Fair Value	Months to Expiration	Notional Amount	Term (Years)	Fixed Rate
($ in thousands)
Straddle	$78	6.5	$9,700	10	3.00%
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
As of March 31, 2015 and December 31, 2014, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	March 31, 2015				December 31, 2014
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$92,898	$94,607	$95,543	$936	$53,319	$54,757	$55,144	$387
Liabilities	—	—	—	—	15,000	15,603	15,598	(5)
	92,898	94,607	95,543	936	68,319	70,360	70,742	382
Sale contracts:
Assets	(72,260)	(76,568)	(76,515)	53	(79,090)	(85,730)	(85,641)	89
Liabilities	(529,475)	(565,990)	(568,274)	(2,284)	(525,986)	(559,219)	(560,888)	(1,669)
	(601,735)	(642,558)	(644,789)	(2,231)	(605,076)	(644,949)	(646,529)	(1,580)
Total TBA securities, net	$(508,837)	$(547,951)	$(549,246)	$(1,295)	$(536,757)	$(574,589)	$(575,787)	$(1,198)

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in Financial derivatives-assets at fair value and Financial derivatives-liabilities at fair value on the Consolidated Balance Sheet.

The tables below detail the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the three month period ended March 31, 2015 and the year ended December 31, 2014:

Derivative Type	Three Month Period Ended March 31, 2015	Year Ended December 31, 2014
	(In thousands)
Interest rate swaps	$407,528	$566,379
TBAs	698,600	545,646
Interest rate swaptions	9,700	20,631
Gains and losses on the Company's financial derivatives for the three month periods ended March 31, 2015 and 2014 are summarized in the tables below:

	Three Month Period Ended March 31, 2015
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Fixed payer interest rate swaps	$(707)	$(3,441)	$(4,148)	$(851)	$(6,383)	$(7,234)
Swaptions		—	—		237	237
TBAs		(4,595)	(4,595)		(97)	(97)
Total	$(707)	$(8,036)	$(8,743)	$(851)	$(6,243)	$(7,094)

	Three Month Period Ended March 31, 2014
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Fixed payer interest rate swaps	$(795)	$3,431	$2,636	$(1,583)	$(14,064)	$(15,647)
Swaptions		—	—		(638)	(638)
TBAs		(6,065)	(6,065)		(1,511)	(1,511)
Futures		20	20		—	—
Total	$(795)	$(2,614)	$(3,409)	$(1,583)	$(16,213)	$(17,796)
As of March 31, 2015 , the Company also held short positions in U.S. Treasury securities, with a principal amount of $62.0 million and a fair value of $62.8 million. As of December 31, 2014, the Company also held short positions in U.S. Treasury securities, with a principal amount of $13.9 million and a fair value of $14.0 million.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of March 31, 2015 and December 31, 2014, the Company had outstanding borrowings under repurchase agreements with nine and ten counterparties, respectively.
The following table details the Company's outstanding borrowings under repurchase agreements as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$412,648	0.34%	15	$437,633	0.33%	15
31-60 days	274,524	0.34	45	417,009	0.34	44
61-90 days	269,022	0.36	74	333,580	0.36	72
91-120 days	50,066	0.38	105	—	—	—
151-180 days	139,513	0.43	168	85,917	0.41	165
301-330 days	65,337	0.47	227	48,941	0.47	317
Total	$1,211,110	0.36%	68	$1,323,080	0.35%	60
Repurchase agreements involving underlying investments that the Company sold prior to year end, for settlement following year end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of March 31, 2015 and December 31, 2014, the fair value of Agency RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.3 billion and $1.4 billion, respectively. Collateral transferred under outstanding borrowings as of March 31, 2015 includes Agency RMBS in the amount of $26.9 million that were sold prior to period end but for which such sale had not yet settled. Collateral transferred under outstanding borrowings as of December 31, 2014 includes Agency RMBS in the amount of $41.8 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $5.6 million and additional securities with a fair value of $1.3 million as of March 31, 2015 as a result of margin calls from various counterparties. The Company posted additional net cash collateral of $5.7 million and additional securities with a fair value of $2.1 million as of December 31, 2014 as a result of margin calls from various counterparties. The Company also held investments with an aggregate value of approximately $0.4 million, as of December 31, 2014, which were received to satisfy collateral requirements for various repurchase agreements.
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

The following tables present information about certain assets and liabilities representing financial instruments as of March 31, 2015 and December 31, 2014. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
March 31, 2015:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$1,479	$(799)	$—	$—	$680
Reverse repurchase agreements	62,973	(62,973)	—	—	—
Liabilities:
Financial derivatives–liabilities	(14,201)	799	—	12,974	(428)
Repurchase agreements	(1,211,110)	62,973	1,142,532	5,605	—

(1)	In the Company's Consolidated Balance Sheet, all balances associated with the repurchase agreements and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of March 31, 2015 were $1.27 billion. As of March 31, 2015 total cash collateral on financial derivative assets and financial derivative liabilities excludes $0.6 million and $9.2 million of net excess cash collateral.

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

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December 31, 2014 were $1.39 billion. As of December 31, 2014 total cash collateral on financial derivative assets and liabilities excludes $0.5 million and $6.3 million, respectively of net excess cash collateral.

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

8. Management Fees
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For both the three month periods ended March 31, 2015 and 2014, the total management fee incurred was approximately $0.6 million.
Effective January 1, 2015 the Company entered into a Third Amended and Restated Management Agreement with the Manager, which replaces and supersedes the Second Amended and Restated Management Agreement. The Third Amended and Restated Management Agreement was adopted and executed for the primary purpose of redefining shareholders' equity. Shareholders' equity per the Second Amended and Restated Management Agreement had the definition as described below. Effective January 1, 2015, shareholders' equity is defined in the Third Amended and Restated Management Agreement, as of the end of any fiscal quarter, as (a) the sum of (1) the net proceeds from any issuances of common shares or other equity securities of the Company or the Operating Partnership (without double counting) since inception, plus (2) the Company's and the Operating Partnership's (without double counting) retained earnings or accumulated deficit calculated in accordance with U.S. GAAP at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that the Company or the Operating Partnership has paid to repurchase common shares, limited partnership interests in the Operating Partnership or other equity securities since inception. Shareholders' equity excludes (1) non-cash equity compensation expenses that have impacted shareholders' equity as reported in the financial statements prepared in accordance with U.S. GAAP, and (2) one-time events pursuant to changes in U.S. GAAP, and certain non-cash items not otherwise described above, in each case, after discussions between the Manager and the Company's independent trustees and approval by a majority of the Company's independent trustees.
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
9. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of March 31, 2015 and 2014, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three month periods ended March 31, 2015 and 2014:

(In thousands except for share amounts)	Three Month Period Ended March 31, 2015	Three Month Period Ended March 31, 2014
Numerator:
Net income	$3,677	$2,761
Denominator:
Basic and diluted weighted average shares outstanding	9,149,274	9,139,842
Basic and Diluted Earnings Per Share	$0.40	$0.30

10. Related Party Transactions
Management Agreement
The Company is party to a management agreement with the Manager, which provides for an initial term through September 24, 2017, and which will be renewed automatically each year thereafter for an additional one-year period, subject to certain termination rights. The Company is externally managed and advised by the Manager. Pursuant to the terms of the Management Agreement, the Manager provides the Company with its management team, including its officers and appropriate support personnel. The Company does not have any employees. The Manager is responsible for the day-to-day operations of the Company.
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
For the three month periods ended March 31, 2015 and 2014, the Company reimbursed the Manager $0.4 million and $0.5 million, respectively, for previously incurred operating and compensation expenses.
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

11. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of both March 31, 2015 and December 31, 2014, there were 9,149,274 common shares outstanding, respectively. No preferred shares have been issued.
The below table details cash dividends declared by the Board of Trustees during the three month period ended March 31, 2015:

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.55	$5,032	March 11, 2015	March 31, 2015	April 27, 2015
The below table details cash dividends declared by the Board of Trustees during the three month period ended March 31, 2014:

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.55	$5,027	March 12, 2014	March 31, 2014	April 28, 2014
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
12. Commitments and Contingencies
From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant contingencies at March 31, 2015.

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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; our use and dependence on leverage; the impact of Fannie Mae and Freddie Mac being placed into conservatorship and related events, including the lack of certainty as to the future roles and structures of these entities and changes to legislation and regulations affecting these entities; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities we own and intend to acquire; changes in rates of default and/or recovery rates on our non-agency assets; our ability to borrow to finance our assets and the costs of such borrowings; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act"); and risks associated with investing in real estate related assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

We use leverage in our Agency RMBS strategy and, while we have not done so to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of March 31, 2015, we had outstanding borrowings under repurchase agreements in the amount of $1.2 billion with nine counterparties.
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
As of March 31, 2015, our book value per share was $17.71 as compared to $17.86 as of December 31, 2014.
Trends and Recent Market Developments
Key trends and recent market developments for the mortgage-backed security, or "MBS," market include the following:

•
Federal Reserve and U.S. Monetary Policy—Given the relative strength in the U.S. economy, the Federal Reserve has shifted its focus from quantitative easing to monitoring the economy for signs of when it should begin increasing its target interest rate;

•
Global Monetary Policy—As a result of the implementation of quantitative easing measures by various foreign governments, global interest rates and government bond yields fell, which in turn put downward pressure on longer term U.S. Treasury yields;

•
Housing and Mortgage Market Statistics—Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for February 2015 showed that the pace of home price appreciation remained relatively low; meanwhile the Freddie Mac survey 30-year mortgage rate ended the first quarter of 2015 at 3.70% after dropping as low as 3.59% in early February, down from 3.87% at the end of 2014;

•
Prepayment Rate Trends—Prepayment rates have spiked in early 2015, primarily driven by a decline in mortgage rates and policy announcements; the pace of refinancings in 2015 has remained above average levels observed in 2014;

•
Government Sponsored Enterprise, or "GSE," and Government Agency Developments—In early 2015, the Federal Housing Finance Agency, or "FHFA," and the GSEs continued to announce program and policy changes and clarifications intended to increase mortgage credit availability;

•
Portfolio Overview and Outlook—The first three months of 2015 were marked by significant interest rate volatility. In response to declining mortgage rates, prepayment activity increased during the three month period ended March 31, 2015 and specified pools of Agency RMBS performed well relative to their generic-pool counterparts. Pay-ups for certain segments of the specified pool market appreciated materially during the period while others were largely unchanged. Non-Agency RMBS continued to exhibit price stability relative to the broader financial markets.

Federal Reserve and U.S. Monetary Policy
In its April 2015 statement, the Federal Open Market Committee, or "FOMC," maintained the target range for the federal funds rate at 0% to 0.25%. The FOMC also indicated that, based on its assessment of labor market conditions, inflationary pressures and expectations, and other factors, it will be appropriate to raise the target rate when it has seen further improvement in the labor market and is reasonably confident that inflation will move to its 2% inflation objective over the medium term. The FOMC also indicated that, despite a slowdown in economic growth during the first quarter, it continues to expect that, with appropriate policy accommodation, economic activity will expand at a moderate pace. Currently the FOMC anticipates that economic conditions may warrant keeping the target rate below normal long-run levels for "some time," even once employment and inflation have reached levels consistent with the Federal Reserve's mandate.
Since the Federal Reserve's initial announcement in December 2013 that it would begin reducing its monthly purchase of Agency RMBS and U.S. Treasury securities, long-term interest rates have generally declined. As of March 31, 2015, the 10-year U.S. Treasury yield was 1.92% as compared to 2.17% as of December 31, 2014. Prices of Agency RMBS have rallied since the Federal Reserve's initial taper announcement. For example, the price of TBA 30-year Fannie Mae 3.5s, a widely traded Agency RMBS, was 105.09 as of March 31, 2015, as compared to 99.34 as of December 31, 2013.
Notwithstanding the drop in interest rates since the Federal Reserve's initial taper announcement, we believe that there remains substantial risk that interest rates could begin to rise again, driven by a tightening of Federal Reserve monetary policy in response to employment and economic growth in the United States. The risk of rising interest rates reinforces the importance of our ability, subject to our qualifying and maintaining our qualification as a REIT, to hedge interest rate risk in both our Agency and non-Agency RMBS portfolios using a variety of tools, including TBAs, interest rate swaps, and various other instruments. Additionally, the Federal Reserve has not yet provided significant guidance regarding its expected timeline to curtail the reinvestment of principal payments from its holdings into new asset purchases. Monthly purchases under this program currently total approximately $30 billion. Uncertainty around the tapering of Federal Reserve reinvestments poses an additional risk to the Agency RMBS market.
Global Monetary Policy
Beginning in late 2014 and continuing through the first quarter of 2015, a number of central banks worldwide instituted or significantly expanded quantitative easing, or "QE," programs. On January 22, 2015, the European Central Bank, or "ECB," announced a substantial expansion of its QE program, introducing a €60 billion per month bond buying program in an effort to combat deflationary pressures. The program began on March 9, 2015 and is expected to continue until at least September 2016. Similarly, the Bank of Japan announced in October 2014 that it would greatly expand its already substantial QE program, raising its asset purchase program from ¥60 to ¥70 trillion per year to ¥80 trillion per year. On April 19, 2015 the People's Bank of China announced a sharp reduction in the reserve requirement ratio for banks, the second reduction this year and the largest such reduction since 2009. This move followed the first benchmark interest rate cuts by the bank in over two years, which were announced in November 2014 and February 2015.
As a result of these actions, non-U.S. interest rates and government bond yields fell, which contributed to the downward pressure on longer term U.S. Treasury yields. Additionally, easing monetary policy in countries with which the U.S. trades generally results in foreign currency devaluation, thereby reducing U.S. inflation by lowering the prices of imported goods.
Housing and Mortgage Market Statistics
The following table demonstrates the decline in residential mortgage delinquencies and foreclosure inventory on a national level, as reported by CoreLogic in its February and January 2015 National Foreclosure Reports:

	As of
Number of Units (In thousands)	February 2015	November 2014	February 2014
Seriously Delinquent Mortgages(1)	1,530	1,592	1,897
Foreclosure Inventory	553	571	761

(1)	Seriously Delinquent Mortgages are ninety days and over in delinquency and include foreclosures and real estate owned, or "REO," property.
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
Monthly housing starts provide another indicator of market fundamentals. The following table shows the trailing three-month average housing starts for the periods referenced:

	March 2015	December 2014
Single-family(1)	636	705
Multi-family(1)	321	342
(1) Shown in thousands of units:
Source: U.S. Census Bureau
As of March 2015, on a period-over-period basis, single-family housing starts decreased by 9.8% during the trailing three months, while multi-family housing starts declined by approximately 6.1% during the same period. Even though home prices have recovered meaningfully over the last few years, this recovery has not translated into notable growth in single-family housing starts, although poor weather may have negatively impacted housing starts during the first quarter of 2015.
Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for February 2015 showed that, on average, home prices had increased from November 2014 by 0.5% for both its 10- and 20-City Composites, respectively. Home price appreciation has been relatively modest in 2014 and early 2015, following strong appreciation in 2013. According to the report, home prices remain below the peak levels of 2006, but, on average, are back to their autumn 2004 levels for both the 10- and 20-City Composites. Finally, as indicated in the table above, as of February 2015, the national inventory of foreclosed homes fell to 553,000 units, a 27% decline when compared to February 2014; this represented the fortieth consecutive month with a year-over-year decline and the lowest level since March 2008. As a result, there are many fewer unsold foreclosed homes overhanging the housing market than there were a year ago. We believe that near-term home price trends are more likely to be driven by fundamental factors such as economic growth, mortgage rates, and affordability, rather than by technical factors such as shadow inventory. Shadow inventory represents the number of properties that are seriously delinquent, in foreclosure, or held as REO by mortgage servicers, but not currently listed on multiple listing services.
On April 3, 2015, the U.S. Bureau of Labor Statistics, or "BLS," reported that, as of March 2015, the U.S. unemployment rate remained at 5.5%. Another, perhaps more relevant, measure of labor market conditions is employment growth, which slowed down in March after having been relatively robust in recent months. The BLS reported that non-farm payrolls rose by 126,000 during March, ending a one-year streak of employment gains above 200,000 per month. We believe that this decline was likely attributable in part to adverse weather and a stronger dollar restraining U.S. exports. While it is difficult to quantify the relationship between employment data and the housing and mortgage markets, we believe that, notwithstanding March's relatively lackluster payroll report, current levels of unemployment and job creation do not represent an impediment to a continuing housing recovery. However, the continued recovery of the housing market, while supported by still-historically-low mortgage rates and the improvement in home prices, faces a number of potential headwinds. These include volatility in interest rates, the sluggish rate of growth in housing starts and new loan origination due to still-tight credit standards, and the uneven pace of the recovery of the U.S. economy.
Prepayment Rate Trends
The relatively muted level of prepayment activity as interest rates broadly declined in recent years has in large part been the result of: (i) home price declines during the financial crisis, which has left some borrowers with minimal or negative home equity; (ii) more restrictive underwriting guidelines, even for refinancings; and (iii) increased origination costs, especially related to underwriting and compliance. These factors have resulted in substantial variations in prepayment rates between Agency pools as a function of loan-to-value, or "LTV," ratio, loan balance, credit score, geography, property type, loan purpose, and other factors. In recognition of the importance of these underlying characteristics on prepayment behavior, the MBS market continues to promote the creation of "specified" Agency pools that emphasize or de-emphasize many of these characteristics, such as pools where the principal balance of every underlying mortgage loan is below $85,000. The Making Homes Affordable, or "MHA," refinancing program, which was initiated in response to the housing market crisis, has facilitated the origination of many of these kinds of specified Agency pools. The extension of the MHA refinancing program into 2015 should sustain creation of such pools in the coming years. We expect that the ongoing origination of Agency pools with a wide variety of loan characteristics will continue to create opportunities for us to exploit the resulting differences in prepayments.
The Freddie Mac survey 30-year fixed mortgage rate ended the first quarter at 3.70%, reflecting a 17-basis point decline since year end. The Refinance Index published by the Mortgage Bankers Association, or "MBA," increased considerably on a seasonally adjusted basis during the first quarter of 2015, after remaining essentially flat during 2014. The index spiked significantly in January 2015, peaking on January 16th at almost 90% above its average 2014 level. While the index declined during February and March of 2015, it remained considerably higher than it had been in 2014. Similarly, the MBA's Market Composite Index, a measure of mortgage application volume, was also essentially flat over 2014 on a seasonally adjusted basis, but has been consistently higher in 2015, peaking on January 16th at 55% above its average 2014 level.

The table below illustrates the relationship between the Freddie Mac survey 30-year fixed mortgage rate and the MBA Refinance Index since September 2012. Generally speaking, over the period September 2012 through September 2013, mortgage rates and the level of refinancing activity were nearly linearly correlated. However, following September 2013 and through April 2015, there has been a decoupling of these two time series. As the figure below shows, by April 2015 the MBA Refinance Index was meaningfully lower than one might have expected given the nearly linear relationship that had existed between the two indices from September 2012 and September 2013. However, the increases in refinancings in October 2014 and January 2015 clearly reflect the decline in average mortgage rates during the same periods.

MBA Refinance Index (Application Volume)
Freddie Mac Survey 30-Year Mortgage Rate (inverted)
6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
3.0
3.2
3.4
3.6
3.8
4.0
4.2
4.4
4.6
4.8
Sep-12
Nov-12
Jan-13
Mar-13
May-13
Jul-13
Sep-13
Nov-13
Jan-14
Mar-14
May-14
Jul-14
Sep-14
Nov-14
Jan-15
Mar-15
MBA Refinance Index
Freddie Mac Survey 30-Year Mortgage Rate

While the number of refinancing applications has been consistently low relative to interest rates since September 2013, the table below illustrates that the average refinanced loan size has steadily increased over that same time period, with a 32.0% increase from September 2013 through April 2015. In the October 2014 and January 2015 refinancing spikes, average refinanced loan size also spiked significantly. These trends suggest strongly that higher balance loans are becoming increasingly more prepayment sensitive relative to lower balance loans.

6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
MBA Refinance Index (Application Volume)
300
280
260
240
220
200
180
Average Refinanced Loan Size ($ thousands, trailing 4-week average)
Sep-12
Nov-12
Jan-13
Mar-13
May-13
Jul-13
Sep-13
Nov-13
Jan-14
Mar-14
May-14
Jul-14
Sep-14
Nov-14
Jan-15
Mar-15
MBA Refinance Index
Average Refinanced Loan Size (Trailing 4-Week Average)

GSE/Government Agency Developments
On January 7, 2015, President Obama announced a reduction in Federal Housing Administration, or "FHA," mortgage insurance premiums, or "MIPs," to 85 basis points from 135 basis points, effective January 26, 2015. This essentially reduces FHA loan rates for impacted borrowers by 50 basis points. The reduction in MIPs has resulted in an increase in refinancings, particularly for recent vintage, low FICO and high LTV FHA loans. Increased media focus on historically low mortgage rates may have also contributed to the January spike in refinancings and increased prepayment risk for both Agency and non-Agency mortgages.
On January 27, 2015, Mel Watt, Director of the FHFA, testified before the U.S. House of Representatives Committee on Financial Services regarding the FHFA's progress in 2014 and the 2015 Scorecard for Fannie Mae, Freddie Mac and Common Securitization Solutions, or "the 2015 Scorecard," released in January 2015. The 2015 Scorecard builds on the strategic objectives and priorities that the FHFA outlined in 2014. During 2014, the FHFA announced significant changes to the GSE's representation and warranty framework, including: dramatically shortening the good payment history periods for representation and warranty relief; offering alternatives to loan repurchases when mortgage insurance is rescinded; and clarifying the criteria for the "life-of-loan exclusions" that enable the GSEs to force repurchases on account of fraud or non-compliance even after the representation and warranty relief period has expired. Watt stated that the FHFA expects to finalize its improvements to the GSE's representation and warranty framework in 2015. To increase credit availability, Watt announced in October 2014 that the GSEs would increase maximum LTV ratios from 95% to 97%, with the goal of responsibly expanding credit to lower-down payment borrowers. Further detail provided in December 2014 indicated that the program will target fixed-rate loans to low to middle income borrowers, focusing on first-time homebuyers and requiring borrowers to be owner-occupants. The program began in December 2014 for Fannie Mae and in March 2015 for Freddie Mac. Credit risk transfers to private investors, which increase private capital flows to the mortgage sector while reducing taxpayer risk, are planned to grow to $150 billion and $120 billion for Fannie Mae and Freddie Mac, respectively, subject to market conditions, a significant increase from the $90 billion of transfers that each Agency was required to meet in 2014. The FHFA continues to work with Fannie Mae and Freddie Mac to build a Common Securitization Platform to be utilized by both agencies, which the FHFA believes will improve the liquidity of GSE securities and housing finance markets more broadly. While this is a multiyear initiative, the FHFA expects to finalize the single security structure in 2015.
On March 2, 2015, the FHFA announced the implementation of new rules applicable to the sales of non-performing loans, or "NPLs," by Freddie Mac and Fannie Mae, in an effort to ensure that these loans are sold to capable mortgage servicers. These new rules were based on two pilot sales of NPLs by Freddie Mac in August 2014 and February 2015. Following this announcement, Freddie Mac executed its largest-ever sale of severely delinquent loans, accepting bids for loans totaling $985 million in unpaid principal balance. On April 8, 2015, Fannie Mae began marketing its first large sale of NPLs, with a pool totaling $786 million in unpaid principal balance.
On April 17, 2015, the FHFA announced that it would not change the general level of guarantee fees, or "g-fees," on new Fannie Mae and Freddie Mac originations, but that it would make certain minor and targeted fee adjustments, including removing the 25 basis point adverse market charge established in 2008, and applying small, targeted fee increases to a subset of Fannie Mae and Freddie Mac loans. G-fees are the fees charged by the GSEs to include mortgage loans in Agency pools, and thereby insure the mortgage loans against loss. Since these fees are passed on to borrowers whose loans are originated for inclusion in Agency pools, increased g-fees have the effect of reducing housing affordability for GSE borrowers, but potentially make it more attractive for private lenders to replace the GSEs.
To date, no definitive legislation has been enacted with respect to a possible unwinding of the GSEs or a material reduction in their roles in the U.S. mortgage market. There have been several proposals offered by members of Congress, including the Corker-Warner bill introduced in June 2013, the Johnson-Crapo bill introduced in March 2014, and the Partnership to Strengthen Homeownership Act, which was introduced in July 2014. Though it appears unlikely that any of these bills will be passed in its current form, features may be incorporated into future proposals.
Portfolio Overview and Outlook
Agency
As of March 31, 2015, the value of our long Agency portfolio was $1.357 billion, as compared to $1.361 billion as of December 31, 2014.
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
The first three months of 2015 were marked by significant interest rate volatility in the face of global economic weakness (especially in Europe and China) and uncertainty as to the timing of future Federal Reserve interest rate increases. The ten-year U.S. Treasury yield began the first quarter at 2.17%, fell as low as 1.64% mid-quarter, and ended the first quarter at 1.92%.
The average rate for a fixed-rate 30-year conventional mortgage also declined over the course of the first quarter of 2015, dropping 0.17% to 3.70% as of March 31, 2015, after reaching as low as 3.59% mid-quarter. The decline in mortgage rates finally sparked significantly greater refinancing activity, as the MBA Refinance Index surged in January. This was in marked contrast to the fourth quarter of 2014, when interest rates dropped substantially, but refinancing activity was relatively muted. The recent reduction in FHA MIPs, which took effect in late January, also contributed to the increase in prepayment speeds, particularly for GNMA pools.
The combination of increased prepayment rates and reduced Federal Reserve support led to a drop in TBA roll prices and the overall underperformance of TBAs, especially higher coupon TBAs such as 30-year 4%'s and 4.5%'s, relative to interest rate swaps. Meanwhile, many specified pools performed well during the quarter as their favorable prepayment characteristics became more valuable in a higher prepayment environment, and as they became less expensive to hedge with TBAs given lower TBA roll prices. However, increases in prepayments were not consistent across coupon and issue year vintages. Many of the more recent vintage coupons showed very sharp increases in prepayment speeds while more seasoned vintages were generally less reactive. As a result, the relative price movements of specified pools were not uniform and pay-ups for certain segments of the specified pool market appreciated greatly, while others were largely unchanged. Pay-ups are price premiums for specified pools relative to their TBA counterparts. However, notwithstanding the variation in pay-up appreciation across specified pool sectors, the weighted average pay-up on our specified pools increased significantly to 1.12% as of March 31, 2015 from 0.74% as of December 31, 2014.
As interest rates declined sharply during the three month period ended March 31, 2015, our long specified pool positions generated significant gains. We were well positioned at the beginning of the period and were able to monetize gains as we actively traded the portfolio. Market volatility generally presents us with trading opportunities, particularly given our active style of portfolio management. As a result, our portfolio turnover for the quarter, as measured by sales and excluding paydowns was 25% (as measured by sales and excluding paydowns), and we captured net realized gains of $6.7 million. Over the course of the first quarter, our interest rate hedges, which were largely concentrated in interest rate swaps and short TBA positions, generated losses that more than offset net realized and unrealized gains from our long portfolio. In the case of the hedging losses generated by our short TBA positions as opposed to our interest rate swaps, these losses were partially mitigated by the underperformance of TBA prices relative to specified pools (i.e., the outperformance of specified pool pay-ups), as well as by the drop in TBA roll prices (which kept down the cost of maintaining our short TBA positions). We believe that there remains a heightened risk of substantial interest rate and prepayment volatility in the near term, thus reinforcing the importance of our ability to hedge our risks using a variety of tools, including TBAs.
During the three month period ended March 31, 2015, we continued to focus our Agency RMBS purchasing activity primarily on specified pools, especially those with higher coupons. We also continued to be active in the reverse mortgage pool sector and purchased new issue reverse mortgage pools, which we continue to believe offer attractive relative value. Our Agency RMBS portfolio also includes a small allocation to Agency IOs. Despite the increase in prepayment activity in the first quarter, the market response in this sector was relatively subdued. Option-adjusted spreads on Agency IOs widened somewhat over the quarter, but not to a significant degree. During the quarter, we reduced our holdings of Agency IOs. However, with interest rates well below year end levels and with prepayment activity potentially poised to increase materially, we remain prepared to take advantage of possible dislocations in the Agency IO market.
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
Our net Agency premium as a percentage of our long Agency RMBS holdings is one metric that we use to measure our overall prepayment risk. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on long Agency RMBS holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe we are exposed to market-wide increases in Agency RMBS prepayments. As of March 31, 2015, our net Agency premium as a percentage of fair value on long Agency RMBS holdings was approximately 4.7% as compared to 4.0%, as of December 31, 2014. Excluding TBA positions used to hedge our long Agency RMBS portfolio, our Agency premium as a percentage of fair value was approximately 7.7% and 6.9% as of March 31, 2015 and December 31, 2014, respectively. These percentages may fluctuate from period to period based on market factors, including interest rates and mortgage rates, as well as with respect to the net percentages, the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
Non-Agency
As of March 31, 2015, the value of our long non-Agency portfolio was $31.7 million, as compared to $32.5 million as of December 31, 2014, representing an decrease of 2.5%.
During the three month period ended March 31, 2015, non-Agency RMBS, supported by technical factors such as lack of new issue supply, as well as fundamental factors such as rising home prices and declining foreclosure inventory, continued to exhibit price stability relative to the broader financial markets, which experienced significant volatility. However, prudent asset selection, based on loan-level analysis performed on a security-by-security basis, remains extremely important. While our portfolio continues to generate attractive yield, we also seek to take advantage of trading opportunities that we believe can enhance both our returns and portfolio composition.
Financing
Through the first three months of 2015, we have found access to repo financing widely available for our Agency RMBS assets. However, under Dodd-Frank regulations, bank capital treatment of repo transactions has become more onerous, thereby making it less attractive for banks to provide repo financing. While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as large banks, are becoming more active in providing repo financing. The vast majority of our outstanding repo financing is provided by larger banks and dealers; however, in limited amounts, we have also entered into repo agreements with smaller non-bank dealers. In general, we continue to see strong appetite and competitive terms from both types of lenders.
Critical Accounting Policies
Our consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP." Entities in which we have a controlling financial interest, through ownership of the majority of the entities' voting equity interests, or through other contractual right that give us control, are consolidated by us. All inter-company balances and transactions have been eliminated.
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
Income Taxes: We made an election to be taxed as a REIT for U.S. federal income tax purposes. As a REIT, we generally are not subject to corporate-level federal and state income tax on net income we distribute to our stockholders. To qualify as a

REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of our taxable income to our stockholders. Even if we qualify as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and property and to federal income and excise taxes on our undistributed taxable income. We follow the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals of the litigation process, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In the normal course of business, we may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period, 2014, 2013 or 2012 (our open tax years). We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions; we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in the consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

Financial Condition
Investment portfolio
The following tables summarize our mortgage-backed securities portfolio of as of March 31, 2015 and December 31, 2014:
March 31, 2015:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$139,211	$7,020	$146,231	$2,154	$(22)	$148,363	3.42%	2.43%	5.35
20-year fixed rate mortgages	9,505	559	10,064	247	—	10,311	4.00%	3.01%	6.71
30-year fixed rate mortgages	1,018,731	63,194	1,081,925	24,319	(799)	1,105,445	4.09%	3.07%	7.69
Adjustable rate mortgages	39,458	2,598	42,056	141	(140)	42,057	4.36%	2.15%	5.64
Reverse mortgages	39,630	3,825	43,455	690	(14)	44,131	4.85%	2.20%	5.47
Interest only securities	n/a	n/a	7,287	164	(1,008)	6,443	3.55%	4.87%	2.08
Total Agency RMBS	1,246,535	77,196	1,331,018	27,715	(1,983)	1,356,750	4.01%	2.95%	6.96
Non-Agency RMBS	46,310	(16,666)	29,644	2,675	(609)	31,710	2.63%	9.26%	5.17
Total RMBS	$1,292,845	$60,530	$1,360,662	$30,390	$(2,592)	$1,388,460	3.97%	3.09%	6.90
December 31, 2014:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$130,720	$6,304	$137,024	$1,113	$(109)	$138,028	3.40%	2.46%	5.43
20-year fixed rate mortgages	9,764	577	10,341	227	—	10,568	4.00%	3.04%	6.92
30-year fixed rate mortgages	1,042,550	61,089	1,103,639	20,379	(1,764)	1,122,254	4.09%	3.29%	8.48
Adjustable rate mortgages	41,710	2,813	44,523	90	(330)	44,283	4.60%	3.08%	5.97
Reverse mortgages	31,412	2,741	34,153	300	(28)	34,425	4.91%	2.56%	4.74
Interest only securities	n/a	n/a	10,780	1,190	(726)	11,244	4.04%	11.82%	2.68
Total Agency RMBS	1,256,156	73,524	1,340,460	23,299	(2,957)	1,360,802	4.05%	3.24%	7.54
Non-Agency RMBS	50,668	(20,377)	30,291	2,896	(686)	32,501	2.29%	10.76%	4.97
Total RMBS	$1,306,824	$53,147	$1,370,751	$26,195	$(3,643)	$1,393,303	3.99%	3.41%	7.45

(1)
Average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual lives of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

The vast majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency CMOs. Within this strategy, we generally target Agency RMBS pools that, taking into account their particular composition and based on our prepayment projections: (1) should generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) should have less prepayment sensitivity to government policy shocks and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months when actual prepayment experience can be observed. As of both March 31, 2015 and December 31, 2014, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
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
Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of March 31, 2015 and December 31, 2014:

(In thousands)	March 31, 2015	December 31, 2014
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$936	$387
TBA securities sale contracts	53	89
Fixed payer interest rate swaps	175	2,518
Swaptions	315	78
Total financial derivatives–assets, at fair value:	$1,479	$3,072
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	$—	$(5)
TBA securities sale contracts	(2,284)	(1,669)
Fixed payer interest rate swaps	(11,917)	(7,026)
Total financial derivatives–liabilities, at fair value:	$(14,201)	$(8,700)
Total	$(12,722)	$(5,628)
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
As of March 31, 2015, as part of our interest rate hedging program, we also held short positions in U.S. Treasury securities, with a total principal amount of $62.0 million and a fair value of $62.8 million. As of December 31, 2014, we also held short positions in U.S. Treasury securities, with a total principal amount of $13.9 million and a fair value of $14.0 million.
The composition and relative mix of instruments we use to hedge various risks may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of March 31, 2015 and December 31, 2014. We had no other borrowings outstanding.

	March 31, 2015			December 31, 2014
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$412,648	0.34%	15	$437,633	0.33%	15
31-60 days	274,524	0.34	45	417,009	0.34	44
61-90 days	269,022	0.36	74	333,580	0.36	72
91-120 days	50,066	0.38	105	—	—	0
151-180 days	139,513	0.43	168	85,917	0.41	165
301-330 days	65,337	0.47	227	48,941	0.47	317
Total	$1,211,110	0.36%	68	$1,323,080	0.35%	60
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of both March 31, 2015 and December 31, 2014, our borrowings consisted entirely of repurchase agreements collateralized by our Agency RMBS. Because our strategy is flexible, dynamic, and opportunistic, our overall leverage will vary over time. As of March 31, 2015 and December 31, 2014, our total debt-to-equity ratio was 7.47 to 1 and 8.10 to 1, respectively. Collateral transferred with respect to our outstanding repo borrowings as of March 31, 2015 and December 31, 2014 had an aggregate fair value of $1.3 billion and $1.4 billion, respectively, and was entirely comprised of Agency RMBS.
Shareholders' Equity
As of March 31, 2015, our shareholders' equity decreased to $162.0 million from $163.4 million as of December 31, 2014. This decrease principally consisted of dividends declared of $5.0 million partially offset by net income of $3.7 million. As of March 31, 2015, our book value per share was $17.71 as compared to $17.86 as of December 31, 2014.

Results of Operations for the Three Month Periods Ended March 31, 2015 and 2014:
The following table summarizes our results of operations for the three month periods ended March 31, 2015 and 2014:

(In thousands except for per share amounts)	Three Month Period Ended March 31, 2015	Three Month Period Ended March 31, 2014
Net Interest income
Net interest income	$9,022	$10,804
Expenses
Management fees	610	592
Other operating expenses	806	802
Total expenses	1,416	1,394
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on mortgage-backed securities	11,908	14,556
Net realized and change in net unrealized gains (losses) on financial derivatives	(15,837)	(21,205)
Total Other Income (Loss)	(3,929)	(6,649)
Net Income	$3,677	$2,761
Net Income Per Common Share	$0.40	$0.30
Core Earnings
The table below reconciles Core Earnings for the three month periods ended March 31, 2015 and 2014 to the line, Net Income (Loss), on our Consolidated Statement of Operations, which we believe is the most directly comparable U.S. GAAP measure:

(In thousands except for share amounts)	Three Month Period Ended March 31, 2015	Three Month Period Ended March 31, 2014
Net Income (Loss)	$3,677	$2,761
Less:
Net realized gains (losses) on mortgage-backed securities	6,722	(3,025)
Net realized gains (losses) on financial derivatives, excluding periodic payments(1)	(8,036)	(2,614)
Change in net unrealized gains (losses) on mortgage-backed securities	5,186	17,581
Change in net unrealized gains (losses) on financial derivatives, excluding accrued periodic payments(2)	(6,243)	(16,213)
Subtotal	(2,371)	(4,271)
Core Earnings	$6,048	$7,032
Weighted Average Shares Outstanding	9,149,274	9,139,842
Core Earnings Per Share	$0.66	$0.77

(1)
For the three month period ended March 31, 2015, represents Net realized gains (losses) on financial derivatives of $(8,743) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(707). For the three month period ended March 31, 2014, represents Net realized gains (losses) on financial derivatives of $(3,409) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(795). See Note 5 in the notes to the consolidated financial statements.

(2)
For the three month period ended March 31, 2015, represents Change in net unrealized gains (losses) on financial derivatives of $(7,094) less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(851). For the three month period ended March 31, 2014, represents Change in net unrealized gains (losses) on financial derivatives of $(17,796) less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(1,583). See Note 5 in the notes to the consolidated financial statements.

Results of Operations for the Three Month Periods Ended March 31, 2015 and 2014
Net Income (Loss)
We had net income for the three month period ended March 31, 2015 of $3.7 million, or $0.40 per share, and we had Core Earnings of $6.0 million, or $0.66 per share. For the three month period ended March 31, 2014, we had net income of $2.8 million, or $0.30 per share, and we had Core Earnings of $7.0 million, or $0.77 per share. The increase in net income period over period was principally due to a decrease in net realized and unrealized losses on mortgage-backed securities and financial derivatives. Our Core Earnings was lower principally because the yields on our Agency RMBS have declined as interest rates have steadily declined.
Interest Income
Our portfolio as of each of March 31, 2015 and 2014 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. We earned approximately $10.3 million and $12.0 million in interest income on these securities for the three month periods ended March 31, 2015 and 2014, respectively. The period-over-period decrease in interest income resulted from lower yields on our Agency RMBS, as well as a "catch-up amortization adjustment." This catch-up amortization adjustment for the three month period ended March 31, 2015, includes $0.4 million related to the effects of a downward adjustment to premium amortization in interest income (accompanied by a corresponding $0.4 million downward adjustment to realized and unrealized gains).
Interest Expense
For the three month periods ended March 31, 2015 and 2014, the vast majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities. Our average outstanding borrowings for the three month period ended March 31, 2015 was $1.24 billion, resulting in an annualized average cost of funds of 0.36%. Our average outstanding borrowings for the three month period ended March 31, 2014 was $1.26 billion, resulting in an annualized average cost of funds of 0.37%. Our interest expense for the three month period ended March 31, 2015 was $1.3 million as compared to $1.2 million for the three month period ended March 31, 2014. The period-over-period increase was mainly due to an increase in interest expense paid on short U.S. Treasury securities.
The following table shows information related to our annualized average cost of funds for the three month periods ended March 31, 2015 and 2014.

($ in thousands)	Average Borrowed Funds	Interest Expense	Annualized Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
Three Month Period Ended March 31, 2015	$1,239,167	$1,106	0.36%	0.17%	0.38%
Three Month Period Ended March 31, 2014	$1,259,901	$1,148	0.37%	0.16%	0.33%
As an alternative measure of our cost of funds, we add to our repo interest cost the net periodic amounts paid or payable by us on our interest rate swaps and interest expense we incur on our short U.S. Treasury securities as a percentage of our average outstanding borrowings. Our net periodic expense paid or payable under our interest rate swaps and our interest expense on short U.S. Treasury was $1.7 million for the three month period ended March 31, 2015, or 0.57% of our average outstanding borrowings on an annualized basis, thereby resulting in an annualized average cost of funds including interest rate swaps of 0.93%. Our net periodic expense paid or payable under our interest rate swaps was $2.4 million for the three month period ended March 31, 2014, or 0.77% of our average outstanding borrowings on an annualized basis, thereby resulting in an annualized average cost of funds including interest rate swaps of 1.14%. This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.
Management Fees
For each of the three month periods ended March 31, 2015, and March 31, 2014, our management fee expense was approximately $0.6 million.
Other Operating Expenses
Other operating expenses include professional fees and various other expenses necessary to operate our business. Other operating expenses for each of the three month periods ended March 31, 2015 and 2014 were approximately $0.8 million. Our expense ratio, which represents our management fees and other operating expenses as a percentage of our average shareholders'

equity was 3.5% on an annualized basis for the three month period ended March 31, 2015, as compared to 3.4% for the three month period ended March 31, 2014. The increase in our annualized expense ratio is due to a slightly lower capital base.
Other Income (Loss)
Other income (loss) consisted of net realized and net change in unrealized gain (losses) on mortgage-backed securities and financial derivatives. For the three month period ended March 31, 2015, other loss was $3.9 million, and consisted of net realized and change in net unrealized gains (losses) of $(15.8) million on our financial derivatives, partially offset by net realized and change in net unrealized gains (losses) of approximately $11.9 million on our mortgage-backed securities, primarily our Agency RMBS. Long-term interest rates generally declined over the course of the quarter, causing our mortgage-backed securities to increase in value and our derivatives to decline in value. Other loss for the three month period ended March 31, 2014 was $6.6 million and consisted of net realized and change in net unrealized gains (losses) of $(21.2) million on our financial derivatives, partially offset by net realized and change in net unrealized gains (losses) of approximately $14.6 million on our mortgage-backed securities, principally our Agency RMBS.
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
As of March 31, 2015 and December 31, 2014, we had $1.2 billion and $1.3 billion outstanding under our repurchase agreements, respectively. As of March 31, 2015, we had MRAs in place with fourteen counterparties and our outstanding repurchase agreements were with nine counterparties.
Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table reflects counterparties for which the amounts at risk relating to our repurchase agreements was greater than 5% of shareholders' equity as of March 31, 2015 and December 31, 2014.
March 31, 2015:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
J.P. Morgan Securities Inc.	$16,090	79	9.9%
Deutsche Bank Securities	$15,475	55	9.6%
RBC Capital Markets LLC	$12,828	94	7.9%

(1)	Amounts at risk exclude, in aggregate, $2.3 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.

December 31, 2014:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
Bank of America Securities	$15,754	69	9.6%
J.P. Morgan Securities Inc.	$12,012	27	7.4%
Deutsche Bank Securities	$11,919	55	7.3%
RBC Capital Markets LLC	$10,374	113	6.3%

(1)	Amounts at risk exclude, in aggregate, $2.7 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such reverse repo borrowing is adequately collateralized. As of March 31, 2015 and December 31, 2014, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 4.7% and 4.5%, respectively. As of both March 31, 2015 and December 31, 2014, all of our repo borrowings were related to its Agency RMBS.
We held cash and cash equivalents of approximately $53.3 million and $45.2 million as of March 31, 2015 and December 31, 2014, respectively.
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
Three Month Period Ended March 31, 2015

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.55	$5,032	March 11, 2015	March 31, 2015	April 27, 2015
Three Month Period Ended March 31, 2014

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.55	$5,027	March 12, 2014	March 31, 2014	April 28, 2014
For the three month period ended March 31, 2015, our operating activities provided net cash of $1.2 million and our investing activities provided net cash of $123.9 million. Our repo activity used to finance our Agency RMBS (including repayments, in conjunction with the sales of Agency RMBS, of amounts borrowed under our repurchase agreements) used net cash of $112.0 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $13.1 million. We used $5.0 million to pay dividends. As a result of these activities, there was an increase in our cash holdings of $8.1 million from $45.2 million as of December 31, 2014 to $53.3 million as of March 31, 2015.
For the three month period ended March 31, 2014, our operating activities provided net cash of $6.4 million and our investing activities provided net cash of $28.0 million. Our repo activity used to finance our Agency RMBS (including repayments, in conjunction with the sales of Agency RMBS, of amounts borrowed under our repurchase agreements) used net cash of $28.9 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $5.6 million for the three month period ended March 31, 2014. We used $4.6 million to pay dividends. As a result of these activities, there was an increase in our cash holdings of $1.0 million from $50.1 million as of December 31, 2013 to $51.1 million as of March 31, 2014.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both March 31, 2015 and December 31, 2014, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of March 31, 2015 we had $1.2 billion of outstanding borrowings with nine counterparties and as of December 31, 2014 we had $1.3 billion of outstanding borrowings with ten counterparties. As of March 31, 2015, we had MRAs with fourteen counterparties. We expect to continue to have discussions with various other financial institutions in order to expand our repurchase agreement capacity.
Off-Balance Sheet Arrangements
As of March 31, 2015 and December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of March 31, 2015, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in Value for a Decrease in Interest Rates by		Estimated Change in Value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS, excluding TBAs	$20,399	$34,084	$(27,111)	$(60,934)
TBAs	(5,342)	(7,219)	8,807	21,079
Non-Agency RMBS	386	790	(370)	(723)
U.S. Treasury Securities, and Interest Rate Swaps and Swaptions	(16,727)	(34,341)	15,840	30,792
Repurchase and Reverse Repurchase Agreements	(911)	(911)	1,151	2,302
Total	$(2,195)	$(7,597)	$(1,683)	$(7,484)
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our March 31, 2015 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Special Note Regarding Forward-Looking Statements."
Prepayment Risk
Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect to mortgage loans underlying RMBS, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Changes in prepayment rates will have varying effects on the different types of securities in our portfolio. We attempt to take these effects into account in making asset management decisions with respect to our assets. Additionally, increases in prepayment rates may cause us to experience losses on our IOs and inverse interest only securities, or "IIOs," as these securities are extremely sensitive to prepayment rates. Finally, prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Neither we nor our Manager is currently subject to any legal proceedings that we or our Manager considers to be material. Nevertheless, at any time, industry-wide or company-specific regulatory inquiries or proceedings can be initiated and we cannot predict when or if any such regulatory inquiries or proceedings will be initiated that involve us, Ellington, or its affiliates, including our Manager. See "Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries or proceedings" included in Part 1 Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. Ellington and its affiliates have, over the years, received, and we expect in the future that they may receive, inquiries and requests for documents and information from various regulators.

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
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes from these previously disclosed risk factors. See also "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q.
Item 5. Other Information
Pursuant to Section 13(r) of the Exchange Act, if during the fiscal quarter ended March 31, 2015, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA"). During the fiscal quarter ended March 31, 2015, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Blackstone Tactical Opportunities EARN Holdings L.L.C., an affiliate of The Blackstone Group L.P. ("Blackstone"), is a holder of approximately 28% of the outstanding equity interests of our Common Shares and has a representative on our Board of Trustees. Accordingly, Blackstone may be deemed an "affiliate" of us, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone that it may include in its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone. Because of the broad definition of "affiliate" in Exchange Act Rule 12b-2, this portfolio company of Blackstone, through Blackstone's ownership of us, may also be deemed to be an affiliate of ours.
We have reproduced below the disclosure of Travelport Limited, as provided to us by Blackstone. Travelport Limited may be considered an affiliate of Blackstone. We have no involvement in or control over the activities of Travelport Limited, any of its predecessor companies or any of its subsidiaries, and we have not independently verified or participated in the preparation of this disclosure.
"As part of our global business in the travel industry, we provide certain passenger travel-related Travel Commerce Platform and Technology Services to Iran Air. We also provide certain Technology Services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.
The gross revenue and net profit attributable to these activities in the quarter ended March 31, 2015 are still being determined."
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

101
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the year ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	May 8, 2015	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	May 8, 2015	By:	/s/ LISA MUMFORD
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the year ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.