Form 10-Q
period 2015-06-30
Ellington Residential Mortgage REIT
filed 2015-08-05
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer (do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Shares of Beneficial Interest, $0.01 par value per share	9,149,274

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2015	December 31, 2014
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$43,978	$45,237
Mortgage-backed securities, at fair value	1,334,823	1,393,303
Due from brokers	26,145	18,531
Financial derivatives–assets, at fair value	4,541	3,072
Reverse repurchase agreements	58,859	13,987
Receivable for securities sold	45,045	41,834
Interest receivable	4,522	4,793
Other assets	536	317
Total Assets	$1,518,449	$1,521,074
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,264,479	$1,323,080
Payable for securities purchased	32,504	4,227
Due to brokers	1,503	583
Financial derivatives–liabilities, at fair value	4,007	8,700
U.S. Treasury securities sold short, at fair value	51,184	13,959
Dividend payable	5,032	5,032
Accrued expenses	709	890
Management fee payable	592	551
Interest payable	1,211	687
Total Liabilities	1,361,221	1,357,709
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (9,149,274 and 9,149,274 shares issued and outstanding, respectively)	91	91
Additional paid-in-capital	181,342	181,282
Accumulated deficit	(24,205)	(18,008)
Total Shareholders' Equity	157,228	163,365
Total Liabilities and Shareholders' Equity	$1,518,449	$1,521,074

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended June 30, 2015	Three Month Period Ended June 30, 2014	Six Month Period Ended June 30, 2015	Six Month Period Ended June 30, 2014
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$9,841	$11,575	$20,121	$23,534
Interest expense	(1,520)	(1,070)	(2,778)	(2,225)
Total net interest income	8,321	10,505	17,343	21,309
EXPENSES
Management fees	592	567	1,202	1,159
Professional fees	135	137	278	276
Other operating expenses	538	613	1,201	1,276
Total expenses	1,265	1,317	2,681	2,711
OTHER INCOME (LOSS)
Net realized gains (losses) on mortgage-backed securities	1,442	382	8,164	(2,643)
Net realized losses on financial derivatives	(3,842)	(11,155)	(12,585)	(14,564)
Change in net unrealized gains (losses) on mortgage-backed securities	(17,722)	25,424	(12,536)	43,005
Change in net unrealized gains (losses) on financial derivatives	13,256	(12,789)	6,162	(30,585)
Total other income (loss)	(6,866)	1,862	(10,795)	(4,787)
NET INCOME	$190	$11,050	$3,867	$13,811
NET INCOME PER COMMON SHARE:
Basic and Diluted	$0.02	$1.21	$0.42	$1.51
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$0.55	$0.55	$1.10	$1.10

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2013	9,139,842	$91	—	$—	$181,147	$(14,058)	$167,180
Share based compensation					56		56
Dividends declared						(10,054)	(10,054)
Net income						13,811	13,811
BALANCE, June 30, 2014	9,139,842	$91	—	$—	$181,203	$(10,301)	$170,993

BALANCE, December 31, 2014	9,149,274	$91	—	$—	$181,282	$(18,008)	$163,365
Share based compensation					60		60
Dividends declared						(10,064)	(10,064)
Net income						3,867	3,867
BALANCE, June 30, 2015	9,149,274	$91	—	$—	$181,342	$(24,205)	$157,228

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Month Period Ended June 30, 2015	Six Month Period Ended June 30, 2014
(In thousands)
Cash flows provided by (used in) operating activities:
Net income	$3,867	$13,811
Reconciliation of net income to net cash provided by (used in) operating activities:
Net realized (gains) losses on mortgage-backed securities	(8,164)	2,643
Change in net unrealized (gains) losses on mortgage-backed securities	12,536	(43,005)
Net realized losses on financial derivatives	12,585	14,564
Change in net unrealized (gains) losses on financial derivatives	(6,162)	30,585
Amortization of premiums and accretion of discounts (net)	5,110	3,186
Share based compensation	60	56
(Increase) decrease in assets:
Due from brokers	(7,614)	5,009
Interest receivable	271	(1,003)
Other assets	(219)	(435)
Increase (decrease) in liabilities:
Due to brokers	920	(15,468)
Accrued expenses	(181)	107
Interest payable	524	(159)
Management fees payable	41	(33)
Net cash provided by operating activities	13,574	9,858
Cash flows provided by (used in) investing activities:
Purchases of mortgage-backed securities	(951,817)	(963,724)
Proceeds from sale of mortgage-backed securities	956,197	958,571
Principal repayments of mortgage-backed securities	68,538	44,051
Proceeds from investments sold short	468,417	13,036
Repurchase of investments sold short	(430,046)	(13,049)
Proceeds from disposition of financial derivatives	8,819	6,989
Purchase of financial derivatives	(21,404)	(21,553)
Payments made on reverse repurchase agreements	(6,175,441)	(29,129)
Proceeds from reverse repurchase agreements	6,130,569	29,129
Net cash provided by investing activities	53,832	24,321
Cash flows provided by (used in) financing activities:
Offering costs paid	—	(32)
Dividends paid	(10,064)	(9,597)
Borrowings under repurchase agreements	1,485,330	3,065,991
Repayments of repurchase agreements	(1,543,931)	(3,090,745)
Cash used in financing activities	(68,665)	(34,383)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,259)	(204)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,237	50,112
CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,978	$49,908
Supplemental disclosure of cash flow information:
Interest paid	$2,254	$2,385
Dividends payable	$5,032	$5,027

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
The Company acquires and manages RMBS, for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," and RMBS that do not carry such guarantees, or "non-Agency RMBS," such as RMBS backed by prime jumbo, Alternative A-paper, manufactured housing, and subprime residential mortgage loans. Agency RMBS include both Agency pools and Agency collateralized mortgage obligations, or "CMOs," and non-Agency RMBS primarily consist of non-Agency CMOs, both investment grade and non-investment grade. The Company may also acquire and manage mortgage servicing rights, residential mortgage loans, and other mortgage- and real estate-related assets. The Company may also invest in other instruments including, but not limited to, forward-settling To-Be-Announced Agency pass-through certificates, or "TBAs," interest rate swaps and swaptions, U.S. Treasury securities, Eurodollar and U.S. Treasury futures, other financial derivatives, and cash equivalents. The Company's targeted investments may range from unrated first loss securities to AAA senior securities.
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

•
Level 1—inputs to the valuation methodology are observable and reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. Currently, the types of financial instruments the Company generally includes in this category are, exchange-traded derivatives, and cash equivalents;

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
Valuations for fixed rate RMBS pass-throughs issued by a U.S government agency or government-sponsored enterprise, or "GSE," are typically based on observable pay-up data (pay-ups are price premiums for specified categories of fixed rate pools relative to their TBA counterparts) or models that use observable market data, such as interest rates and historical prepayment speeds, and are validated against third-party valuations. With respect to the Company's other RMBS investments and TBAs, management seeks to obtain at least one third-party valuation, and often obtains multiple valuations when available. Management has been able to obtain third-party valuations on the vast majority of these instruments and expects to continue to solicit third-party valuations in the future. Management generally values each financial instrument at the average of third-party valuations received and not rejected as described below. Third-party valuations are not binding, and while management generally does not adjust the valuations it receives, management may challenge or reject a valuation when, based on its validation criteria, management determines that such valuation is unreasonable or erroneous. Furthermore, based on its validation criteria, management may determine that the average of the third-party valuations received for a given instrument does not result in what management believes to be the fair value of such instrument, and in such circumstances management may override this average with its own good faith valuation. The validation criteria may take into account output from management's own models, recent trading activity in the same or similar instruments, and valuations received from third parties. The use of proprietary models requires the use of a significant amount of judgment and the application of various assumptions including, but not limited to, assumptions concerning future prepayment rates and default rates.
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
(K) Share Based Compensation: The Company applies the provisions of ASC 718, Compensation—Stock Compensation ("ASC 718"), with regard to its equity incentive plans. ASC 718 covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value of the equity or liability instruments issued.
(L) Dividends: Dividends payable are recorded on the declaration date.
(M) Expenses: Expenses are recognized as incurred on the Consolidated Statement of Operations.
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
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals of the litigation process, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits at June 30, 2015. In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period, 2014, 2013, and 2012 (its open tax years). The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any of such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.
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
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at June 30, 2015 and December 31, 2014, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or GSE. The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.

By RMBS Type –
June 30, 2015:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$157,422	$7,728	$165,150	$1,138	$(230)	$166,058	3.38%	2.29%	5.15
20-year fixed rate mortgages	9,250	526	9,776	158	—	9,934	4.00%	2.88%	6.10
30-year fixed rate mortgages	958,490	58,729	1,017,219	11,658	(4,634)	1,024,243	4.07%	3.08%	8.51
Adjustable rate mortgages	38,594	2,382	40,976	137	(116)	40,997	4.25%	2.80%	3.59
Reverse mortgages	50,788	5,803	56,591	331	(689)	56,233	4.77%	2.64%	6.65
Interest only securities	n/a	n/a	7,270	323	(523)	7,070	3.49%	3.40%	2.36
Total Agency RMBS	1,214,544	75,168	1,296,982	13,745	(6,192)	1,304,535	3.98%	2.95%	7.49
Non-Agency RMBS	44,386	(15,774)	28,612	2,164	(488)	30,288	2.64%	9.97%	5.10
Total RMBS	$1,258,930	$59,394	$1,325,594	$15,909	$(6,680)	$1,334,823	3.94%	3.10%	7.41

(1)
Average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

For the six month period ended June 30, 2015, the weighted average holdings of RMBS investments based on amortized cost was $1.327 billion.
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

For the year ended December 31, 2014, the weighted average holdings of RMBS investments based on amortized cost was $1.363 billion.

By Estimated Weighted Average Life
As of June 30, 2015:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$26,578	$26,529	5.18%	$3,858	$4,234	3.07%	$2,501	$1,637	3.07%
Greater than three years and less than seven years	250,836	249,101	3.74%	3,212	3,036	4.61%	18,544	18,838	3.52%
Greater than seven years and less than eleven years	1,005,138	999,021	4.06%	—	—	—%	9,243	8,137	0.58%
Greater than eleven years	14,913	15,061	3.66%	—	—	—%	—	—	—%
Total	$1,297,465	$1,289,712	4.02%	$7,070	$7,270	3.49%	$30,288	$28,612	2.64%
As of December 31, 2014:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$18,428	$18,418	5.13%	$5,197	$5,563	3.42%	$2,837	$1,785	3.02%
Greater than three years and less than seven years	410,759	405,739	4.12%	6,047	5,217	5.19%	17,660	17,662	2.63%
Greater than seven years and less than eleven years	920,371	905,523	4.00%	—	—	—%	12,004	10,844	1.28%
Total	$1,349,558	$1,329,680	4.05%	$11,244	$10,780	4.04%	$32,501	$30,291	2.29%
The following table reflects the components of interest income on the Company's RMBS for the three and six month periods ended June 30, 2015:

	Three Month Period Ended June 30, 2015			Six Month Period Ended June 30, 2015
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$12,187	$(3,085)	$9,102	$24,678	$(6,044)	$18,634
Non-Agency RMBS	296	427	723	579	883	1,462
Total	$12,483	$(2,658)	$9,825	$25,257	$(5,161)	$20,096
The following table reflects the components of interest income on the Company's RMBS for the three and six month periods ended June 30, 2014:

	Three Month Period Ended June 30, 2014			Six Month Period Ended June 30, 2014
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$13,052	$(2,287)	$10,765	$26,069	$(4,043)	$22,026
Non-Agency RMBS	338	468	806	644	857	1,501
Total	$13,390	$(1,819)	$11,571	$26,713	$(3,186)	$23,527

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
June 30, 2015:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$20,000	$—	$—	$20,000
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed rate mortgages	$—	$166,058	$—	$166,058
20-year fixed rate mortgages	—	9,934	—	9,934
30-year fixed rate mortgages	—	1,024,243	—	1,024,243
Adjustable rate mortgages	—	40,997	—	40,997
Reverse mortgages	—	56,233	—	56,233
Interest only securities	—	—	7,070	7,070
Non-Agency RMBS	—	24,732	5,556	30,288
Mortgage-backed securities, at fair value	—	1,322,197	12,626	1,334,823
Financial derivatives–assets, at fair value:
TBAs	—	906	—	906
Fixed payer interest rate swaps	—	3,635	—	3,635
Total financial derivatives–assets, at fair value	—	4,541	—	4,541
Total mortgage-backed securities and financial derivatives–assets, at fair value	$—	$1,326,738	$12,626	$1,339,364
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(51,184)	$—	$(51,184)
Financial derivatives–liabilities, at fair value:
TBAs	—	(677)	—	(677)
Fixed payer interest rate swaps	—	(3,313)	—	(3,313)
Fixed payer swaptions	—	(17)	—	(17)
Total financial derivatives–liabilities, at fair value	—	(4,007)	—	(4,007)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$—	$(55,191)	$—	$(55,191)
There were no transfers of financial instruments between Levels 1 and 2 of the fair value hierarchy during the six month period ended June 30, 2015.

December 31, 2014:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets(1):
Cash equivalents	$35,000	$—	$—	$35,000
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed rate mortgages	$—	$138,028	$—	$138,028
20-year fixed rate mortgages	—	10,568	—	10,568
30-year fixed rate mortgages	—	1,122,254	—	1,122,254
Adjustable rate mortgages	—	44,283	—	44,283
Reverse mortgages	—	34,425	—	34,425
Interest only securities	—	—	11,244	11,244
Non-Agency RMBS	—	22,419	10,082	32,501
Mortgage-backed securities, at fair value	—	1,371,977	21,326	1,393,303
Financial derivatives–assets, at fair value:
TBAs	—	476	—	476
Fixed payer interest rate swaps	—	2,518	—	2,518
Fixed payer swaptions	—	78	—	78
Total financial derivatives–assets, at fair value	—	3,072	—	3,072
Total mortgage-backed securities and financial derivatives–assets, at fair value	$—	$1,375,049	$21,326	$1,396,375
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(13,959)	$—	$(13,959)
Financial derivatives–liabilities, at fair value:
TBAs	—	(1,674)	—	(1,674)
Fixed payer interest rate swaps	—	(7,026)	—	(7,026)
Total financial derivatives–liabilities, at fair value	—	(8,700)	—	(8,700)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$—	$(22,659)	$—	$(22,659)
(1) Conformed to current period presentation.
There were no transfers of financial instruments between Levels 1 or 2 of the fair value hierarchy during the year ended December 31, 2014.

The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value:
Three month period ended June 30, 2015:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of March 31, 2015	$5,826	$6,443
Purchases	—	602
Proceeds from sales	—	—
Principal repayments	(525)	—
(Amortization)/accretion, net	285	(618)
Net realized gains (losses)	—	—
Change in net unrealized gains (losses)	(30)	643
Transfers:
Transfers into level 3	—	—
Transfers out of level 3	—	—
Ending balance as of June 30, 2015	$5,556	$7,070
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at June 30, 2015, as well as Level 3 financial instruments disposed of by the Company during the three month period ended June 30, 2015. For Level 3 financial instruments held by the Company at June 30, 2015, change in net unrealized gains (losses) of $(30) thousand and $0.6 million, for the three month period ended June 30, 2015 relate to non-Agency RMBS and Agency RMBS, respectively.
Three month period ended June 30, 2014:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of March 31, 2014	$32,045	$15,924
Purchases	4,504	—
Proceeds from sales	(1,993)	—
Principal repayments	(1,468)	—
(Amortization)/accretion, net	468	(762)
Net realized gains (losses)	168	—
Change in net unrealized gains (losses)	1,944	(886)
Transfers:
Transfers into level 3	—	—
Transfers out of level 3	—	—
Ending balance as of June 30, 2014	$35,668	$14,276
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at June 30, 2014, as well as Level 3 financial instruments disposed of by the Company during the three month period ended June 30, 2014. For Level 3 financial instruments held by the Company at June 30, 2014, change in net unrealized gains (losses) of $2.0 million and $(0.9) million, for the three month period ended June 30, 2014 relate to non-Agency RMBS and Agency RMBS, respectively.

Six month period ended June 30, 2015:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2014	$10,082	$11,244
Purchases	—	1,701
Proceeds from sales	(2,861)	(4,538)
Principal repayments	(935)	—
(Amortization)/accretion, net	596	(1,274)
Net realized gains	791	601
Change in net unrealized gains (losses)	(659)	(664)
Transfers:
Transfers into level 3	3,343	—
Transfers out of level 3	(4,801)	—
Ending balance as of June 30, 2015	$5,556	$7,070
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at June 30, 2015, as well as Level 3 financial instruments disposed of by the Company during the three month period ended June 30, 2015. For Level 3 financial instruments held by the Company at June 30, 2015, change in net unrealized gains (losses) of $54 thousand and $0.2 million, for the six month period ended June 30, 2015 relate to non-Agency RMBS and Agency RMBS, respectively.
At June 30, 2015, the Company transferred $4.8 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in the volume of observable inputs for these assets, such as a decrease in observed trading, could impact price transparency, and thereby cause a change in the level designation for these assets in future periods.
At June 30, 2015, the Company transferred $3.3 million of non-Agency RMBS from Level 2 to Level 3. Since year end, these securities have exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads and/or higher delinquencies relative to similar securities and a reduction in observable transactions or executable quotes involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.
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

All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at June 30, 2014, as well as Level 3 financial instruments disposed of by the Company during the six month period ended June 30, 2014. For Level 3 financial instruments held by the Company at June 30, 2014, change in net unrealized gains (losses) of $1.8 million and $(0.8) million, for the six month period ended June 30, 2014 relate to non-Agency RMBS and Agency RMBS, respectively.
The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of June 30, 2015 and December 31, 2014:
June 30, 2015:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	3,343	Market quotes	Non-Binding Third-Party Valuation	$53.75	$61.34	$56.37
Non-Agency RMBS	2,213	Discounted Cash Flows	Yield	11.4%	21.4%	15.7%
			Projected Collateral Prepayments	31.4%	41.1%	36.9%
			Projected Collateral Losses	3.1%	3.3%	3.2%
			Projected Collateral Recoveries	4.4%	8.8%	6.3%
			Projected Collateral Scheduled Amortization	51.2%	56.8%	53.6%
						100.0%
Agency RMBS–Interest Only Securities	4,845	Market quotes	Non-Binding Third-Party Valuation	$4.27	$21.63	$11.41
Agency RMBS–Interest Only Securities	2,225	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	(1,289)	635	(384)
			Projected Collateral Prepayments	60.3%	87.9%	76.8%
			Projected Collateral Scheduled Amortization	12.1%	39.7%	23.2%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.

December 31, 2014:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$7,819	Market quotes	Non-Binding Third-Party Valuation	$21.38	$84.91	$54.11
Non-Agency RMBS	2,263	Discounted Cash Flows	Yield	6.3%	6.3%	6.3%
			Projected Collateral Prepayments	35.9%	35.9%	35.9%
			Projected Collateral Losses	7.5%	7.5%	7.5%
			Projected Collateral Recoveries	11.0%	11.0%	11.0%
			Projected Collateral Scheduled Amortization	45.6%	45.6%	45.6%
						100.0%
Agency RMBS–Interest Only Securities	7,006	Market quotes	Non-Binding Third-Party Valuation	$4.74	$20.38	$13.35
Agency RMBS–Interest Only Securities	4,238	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	83	1,952	490
			Projected Collateral Prepayments	63.3%	92.3%	75.2%
			Projected Collateral Scheduled Amortization	7.7%	36.7%	24.8%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.
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

The following table details fair value of the Company's holdings of financial derivatives as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$48	$387
TBA securities sale contracts	858	89
Fixed payer interest rate swaps	3,635	2,518
Swaptions	—	78
Total financial derivatives–assets, at fair value:	4,541	3,072
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	—	(5)
TBA securities sale contracts	(677)	(1,669)
Fixed payer interest rate swaps	(3,313)	(7,026)
Swaptions	(17)	—
Total financial derivatives–liabilities, at fair value:	(4,007)	(8,700)
Total	$534	$(5,628)
Interest Rate Swaps
The following tables provide information about the Company's interest rate swaps as of June 30, 2015 and December 31, 2014:
June 30, 2015:

			Weighted Average
Remaining Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2016	$48,000	$(191)	0.80%	0.28%	1.28
2017	74,750	(676)	1.21	0.28	2.10
2018	71,529	(1)	1.11	0.28	2.79
2020	88,000	96	1.62	0.28	4.79
2022	27,700	8	2.04	0.28	6.82
2023	131,164	758	2.13	0.28	7.90
2024	12,900	(474)	2.73	0.28	8.95
2025	90,290	1,737	2.21	0.26	9.79
2043	29,089	(935)	3.06	0.28	27.90
Total	$573,422	$322	1.76%	0.28%	6.76

December 31, 2014:

			Weighted Average
Remaining Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2016	$48,000	$(91)	0.80%	0.23%	1.77
2017	74,750	(388)	1.21	0.24	2.59
2018	10,000	167	0.84	0.23	3.33
2020	23,500	471	1.42	0.23	5.38
2023	209,350	140	2.13	0.23	8.40
2024	12,900	(605)	2.73	0.23	9.45
2043	46,320	(4,202)	3.12	0.23	28.42
Total	$424,820	$(4,508)	1.87%	0.23%	8.56
Interest Rate Swaptions
The following tables provide information about the Company's swaptions as of June 30, 2015 and December 31, 2014.
June 30, 2015:

Option			Underlying Swap
Type	Fair Value	Months to Expiration	Notional Amount	Term (Years)	Fixed Rate
($ in thousands)
Straddle	$(17)	0.5	$9,700	10	3.00%
December 31, 2014:

Option			Underlying Swap
Type	Fair Value	Months to Expiration	Notional Amount	Term (Years)	Fixed Rate
($ in thousands)
Straddle	$78	6.5	$9,700	10	3.00%
TBAs
The Company transacts in the forward settling TBA market. Pursuant to these TBA transactions, the Company agrees to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. TBAs are liquid and have quoted market prices and represent the most actively traded class of MBS. The Company primarily uses TBAs to mitigate interest rate risk, typically in the form of short positions. However, from time to time the Company also invests in TBAs as a means of acquiring additional exposure to Agency RMBS, or for speculative purposes, including holding long positions. Overall, the Company typically holds a net short position.
The Company does not generally take delivery of TBAs; rather, it settles the associated receivable and payable with its trading counterparties on a net basis. Transactions with the same counterparty for the same TBA that result in a reduction of the position are treated as extinguished.

As of June 30, 2015 and December 31, 2014, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	June 30, 2015				December 31, 2014
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$41,508	$41,433	$41,481	$48	$53,319	$54,757	$55,144	$387
Liabilities	—	—	—	—	15,000	15,603	15,598	(5)
	41,508	41,433	41,481	48	68,319	70,360	70,742	382
Sale contracts:
Assets	(214,926)	(230,900)	(230,042)	858	(79,090)	(85,730)	(85,641)	89
Liabilities	(313,059)	(330,828)	(331,505)	(677)	(525,986)	(559,219)	(560,888)	(1,669)
	(527,985)	(561,728)	(561,547)	181	(605,076)	(644,949)	(646,529)	(1,580)
Total TBA securities, net	$(486,477)	$(520,295)	$(520,066)	$229	$(536,757)	$(574,589)	$(575,787)	$(1,198)

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in Financial derivatives-assets at fair value and Financial derivatives-liabilities at fair value on the Consolidated Balance Sheet.

The tables below detail the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the six month period ended June 30, 2015 and the year ended December 31, 2014:

Derivative Type	Six Month Period Ended June 30, 2015	Year Ended December 31, 2014
	(In thousands)
Interest rate swaps	$469,450	$566,379
TBAs	659,667	545,646
Interest rate swaptions	9,700	20,631
Gains and losses on the Company's financial derivatives for the three and six month periods ended June 30, 2015 and 2014 are summarized in the tables below:

	Three Month Period Ended June 30, 2015
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Fixed payer interest rate swaps	$(2,148)	$(1,366)	$(3,514)	$270	$11,794	$12,064
Swaptions		—	—		(333)	(333)
TBAs		(328)	(328)		1,525	1,525
Total	$(2,148)	$(1,694)	$(3,842)	$270	$12,986	$13,256

	Three Month Period Ended June 30, 2014
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Fixed payer interest rate swaps	$(4,102)	$80	$(4,022)	$1,744	$(10,646)	$(8,902)
Swaptions		—	—		(201)	(201)
TBAs		(7,133)	(7,133)		(3,686)	(3,686)
Total	$(4,102)	$(7,053)	$(11,155)	$1,744	$(14,533)	$(12,789)

	Six Month Period Ended June 30, 2015
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Fixed payer interest rate swaps	$(2,855)	$(4,807)	$(7,662)	$(581)	$5,412	$4,831
Swaptions		—	—		(96)	(96)
TBAs		(4,923)	(4,923)		1,427	1,427
Total	$(2,855)	$(9,730)	$(12,585)	$(581)	$6,743	$6,162

	Six Month Period Ended June 30, 2014
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Fixed payer interest rate swaps	$(4,896)	$3,511	$(1,385)	$160	$(24,710)	$(24,550)
Swaptions		—	—		(838)	(838)
TBAs		(13,198)	(13,198)		(5,197)	(5,197)
Futures		19	19		—	—
Total	$(4,896)	$(9,668)	$(14,564)	$160	$(30,745)	$(30,585)
As of June 30, 2015, the Company also held short positions in U.S. Treasury securities, with a principal amount of $51.4 million and a fair value of $51.2 million. As of December 31, 2014, the Company also held short positions in U.S. Treasury securities, with a principal amount of $13.9 million and a fair value of $14.0 million.
6. Borrowings under Repurchase Agreements
The Company enters into repurchase agreements. A repurchase agreement involves the sale of an asset to a counterparty together with a simultaneous agreement to repurchase the transferred asset or similar asset from such counterparty at a future date. The Company accounts for its repurchase agreements as collateralized borrowings, with the transferred assets effectively serving as collateral for the related borrowing. The Company's repurchase agreements typically range in term from 30 to 180 days. The principal economic terms of each repurchase agreement—such as loan amount, interest rate, and maturity date—are typically negotiated on a transaction-by-transaction basis. Other terms and conditions, such as relating to events of default, are typically governed under the Company's master repurchase agreements. Absent an event of default, the Company maintains beneficial ownership of the transferred securities during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase agreement at which time the Company may enter into a new repurchase agreement at prevailing market rates with the same counterparty, repay that counterparty and possibly negotiate financing terms with a different counterparty, or choose to no longer finance the related asset. In response to a decline in the fair value of the transferred securities, whether as a result of changes in market conditions, security paydowns, or other factors, repurchase agreement counterparties will typically make a margin call, whereby the Company will be required to post additional securities and/or cash as collateral with the counterparty in order to re-establish the agreed-upon collateralization requirements. In the event of increases in fair value of the transferred securities, the Company generally can require the counterparty to post collateral with it in the form of cash or securities. The Company is generally permitted to sell or re-pledge any securities posted by the counterparty as collateral; however, upon termination of the repurchase agreement the Company must return to the counterparty the same security that had been posted. The contractual amount (loan amount) of the Company's repurchase agreements approximates fair value, as the debt is short-term in nature.
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of June 30, 2015 and December 31, 2014, the Company had outstanding borrowings under repurchase agreements with eleven and ten counterparties, respectively.
The following table details the Company's outstanding borrowings under repurchase agreements as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$172,255	0.36%	16	$437,633	0.33%	15
31-60 days	136,666	0.36	46	417,009	0.34	44
61-90 days	432,874	0.41	77	333,580	0.36	72
91-120 days	165,617	0.42	107	—	—	—
121-150 days	191,503	0.44	136	—	—	—
151-180 days	165,564	0.48	166	85,917	0.41	165
301-330 days	—	—	—	48,941	0.47	317
Total	$1,264,479	0.41%	90	$1,323,080	0.35%	60
Repurchase agreements involving underlying investments that the Company sold prior to year end, for settlement following year end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included above are repurchase agreements that the Company may have entered into prior to period end for which delivery of the borrowed funds is not scheduled until after period end in the amount of $2.4 million as of June 30, 2015. As of December 31, 2014 there were no reverse repurchase agreements entered into prior to December 31, 2014 for which delivery of the borrowed funds was not scheduled until after December 31, 2014.
As of June 30, 2015 and December 31, 2014, the fair value of Agency RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.3 billion and $1.4 billion, respectively. Collateral transferred under outstanding borrowings as of June 30, 2015 includes Agency RMBS in the amount of $29.2 million that were sold prior to period end but for which such sale had not yet settled. Collateral transferred under outstanding borrowings as of December 31, 2014 includes Agency RMBS in the amount of $41.8 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $14.4 million and additional securities with a fair value of $13.8 million as of June 30, 2015 as a result of margin calls from various counterparties. The Company posted additional net cash collateral of $5.7 million and additional securities with a fair value of $2.1 million as of December 31, 2014 as a result of margin calls from various counterparties. The Company also held investments with an aggregate value of approximately $0.4 million, as of December 31, 2014, which were received to satisfy collateral requirements for various repurchase agreements.

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
The following tables present information about certain assets and liabilities representing financial instruments as of June 30, 2015 and December 31, 2014. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
June 30, 2015:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$4,541	$(3,227)	$—	$(35)	$1,279
Reverse repurchase agreements	58,859	(58,859)	—	—	—
Liabilities:
Financial derivatives–liabilities	(4,007)	3,227	—	497	(283)
Repurchase agreements	(1,264,479)	58,859	1,191,184	14,436	—

(1)	In the Company's Consolidated Balance Sheet, all balances associated with the repurchase agreements and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of June 30, 2015 were $1.32 billion. As of June 30, 2015 total cash collateral on financial derivative assets and financial derivative liabilities excludes $1.6 million and $7.4 million of net excess cash collateral.

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

8. Management Fees
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For both the three month periods ended June 30, 2015 and 2014, the total management fee incurred was approximately $0.6 million. For both the six month periods ended June 30, 2015 and 2014, the total management fee incurred was approximately $1.2 million.
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
9. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of June 30, 2015 and 2014, the Company did not have any dilutive instruments outstanding.

The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three and six month periods ended June 30, 2015 and 2014:

(In thousands except for share amounts)	Three Month Period Ended June 30, 2015	Three Month Period Ended June 30, 2014	Six Month Period Ended June 30, 2015	Six Month Period Ended June 30, 2014
Numerator:
Net income	$190	$11,050	$3,867	$13,811
Denominator:
Basic and diluted weighted average shares outstanding	9,149,274	9,139,842	9,149,274	9,139,842
Basic and Diluted Earnings Per Share	$0.02	$1.21	$0.42	$1.51
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
Services Agreement
The Manager and EMG are parties to a services agreement, pursuant to which EMG is required to provide to the Manager sufficient personnel, services, and resources to enable the Manager to carry out its obligations and responsibilities under the Management Agreement. The Company is a named third-party beneficiary to the services agreement and, as a result, has, as a non-exclusive remedy, a direct right of action against EMG in the event of any breach by the Manager of any of its duties, obligations, or agreements under the Management Agreement that arise out of or result from any breach by EMG of its obligations under the services agreement. The services agreement will terminate upon the termination of the Management Agreement. Pursuant to the services agreement, the Manager makes certain payments to EMG in connection with the services provided. The Manager and EMG have overlapping ownership and are under common control.
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
For the six month periods ended June 30, 2015 and 2014, the Company reimbursed the Manager $1.0 million and $1.2 million, respectively, for previously incurred operating and compensation expenses.
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
11. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of both June 30, 2015 and December 31, 2014, there were 9,149,274 common shares outstanding. No preferred shares have been issued.
The below table details cash dividends declared by the Board of Trustees during the six month period ended June 30, 2015:

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.55	$5,032	March 11, 2015	March 31, 2015	April 27, 2015
Second Quarter	$0.55	$5,032	June 16, 2015	June 30, 2015	July 27, 2015
The below table details cash dividends declared by the Board of Trustees during the six month period ended June 30, 2014:

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.55	$5,027	March 12, 2014	March 31, 2014	April 28, 2014
Second Quarter	$0.55	$5,027	June 17, 2014	June 30, 2014	July 25, 2014
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
Distribution Policy
The timing and frequency of distributions will be determined by the Board of Trustees based upon a variety of factors deemed relevant by the Company's trustees, including restrictions under applicable law, capital requirements of the Company, and the REIT requirements of the Code. Distributions to shareholders generally will be taxable as ordinary income, although a portion of such distributions may be designated as long-term capital gain or qualified dividend income, or may constitute a return of capital. The Company will furnish annually to each shareholder a statement setting forth distributions paid or deemed paid during the preceding year and their U.S. federal income tax treatment.
It is the intention of the Company to distribute at least 100% of its taxable income, after application of available tax attributes, within the limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.
12. Commitments and Contingencies
From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant contingencies at June 30, 2015.

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
Executive Summary
We are a Maryland real estate investment trust, or "REIT," formed in August 2012 that specializes in acquiring, investing in, and managing residential mortgage- and real estate-related assets. Our primary objective is to generate attractive current yields and risk-adjusted total returns for our shareholders by making investments that we believe compensate us appropriately for the risks associated with them. We seek to attain this objective by constructing and actively managing a portfolio comprised primarily of residential mortgage-backed securities, or "RMBS," for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," and, to a lesser extent, RMBS that do not carry such guarantees, or "non-Agency RMBS," such as RMBS backed by prime jumbo, Alternative A-paper, manufactured housing, and subprime residential mortgage loans. We also may opportunistically acquire and manage other types of residential mortgage-related and real estate-related asset classes, such as residential mortgage loans, and mortgage servicing rights, or "MSRs." We believe that being able to combine Agency RMBS with non-Agency RMBS and other residential mortgage- and real estate-related asset classes enables us to balance a range of mortgage-related risks.
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
We use leverage in our Agency RMBS strategy and, while we have not done so to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of June 30, 2015, we had outstanding borrowings under repurchase agreements in the amount of $1.3 billion with eleven counterparties.
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
As of June 30, 2015, our book value per share was $17.18 as compared to $17.71 as of March 31, 2015 and $17.86 as of December 31, 2014.
Trends and Recent Market Developments
Key trends and recent market developments for the mortgage-backed security, or "MBS," market include the following:

•
U.S. Federal Reserve and U.S. Monetary Policy—The U.S. Federal Reserve, or "Federal Reserve," continues to monitor the U.S. economy to determine when it should begin increasing its target interest rate, and it is maintaining its existing policy of reinvesting principal payments from its U.S. Treasury security and Agency RMBS holdings;

•	Global Macroeconomic Events—Various macroeconomic events in the second quarter led to increased volatility in global financial markets and spread widening in U.S. fixed income markets;

•
Housing and Mortgage Market Statistics—Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for May 2015 showed that the pace of home price appreciation remained relatively modest; meanwhile the Freddie Mac survey 30-year mortgage rate ended the second quarter of 2015 at 4.08%, increasing from 3.70% at the end of the first quarter;

•	Prepayment Rate Trends—Prepayment rates fell slightly during the second quarter of 2015 as compared to the first quarter, driven primarily by a rise in mortgage rates;

•
Government Sponsored Enterprise, or "GSE," and Government Agency Developments—In early 2015, the Federal Housing Finance Agency, or "FHFA," and the GSEs continued to announce program and policy changes and clarifications intended to increase mortgage credit availability;

•
Portfolio Overview and Outlook—The second quarter of 2015 was marked by ongoing significant interest rate volatility. While interest rates had been down sharply in the first quarter of 2015, global interest rates rose sharply during the second quarter and Agency RMBS spreads widened. Gains on our interest rate hedges partially offset asset losses. Non-Agency RMBS held up relatively well during the second quarter and continued to exhibit price stability relative to the broader financial markets.

Federal Reserve and U.S. Monetary Policy
In its July 2015 statement, the Federal Open Market Committee, or "FOMC," maintained the target range for the federal funds rate at 0% to 0.25%. The FOMC also indicated that, based on its assessment of labor market conditions, inflationary pressures and expectations, and other factors, it will be appropriate to raise the target rate when it has seen further improvement in the labor market and is reasonably confident that inflation will move to its 2% inflation objective over the medium term. The FOMC also noted that it continues to expect that, with appropriate policy accommodation, economic activity will expand at a moderate pace. Currently the FOMC anticipates that economic conditions may warrant keeping the target rate below normal long-run levels for "some time," even once employment and inflation have reached levels consistent with the Federal Reserve's mandate.
The 10-year U.S. Treasury yield increased by 43 basis points over the course of the second quarter of 2015, rising from 1.92% as of March 31, 2015 to 2.35% as of June 30, 2015. While interest rates have still dropped overall since the Federal Reserve's initial taper announcement in December 2013, we believe that there remains substantial risk that interest rates could continue the more recent trend of increasing, driven by a tightening of Federal Reserve monetary policy in response to employment and economic growth in the United States and other factors. The risk of rising interest rates reinforces the importance of our ability, subject to our qualifying and maintaining our qualification as a REIT, to hedge interest rate risk in both our Agency RMBS and non-Agency MBS portfolios using a variety of tools, including TBAs, interest rate swaps, and various other instruments. Additional uncertainty surrounds the Federal Reserve's timeline to curtail its reinvestment of principal payments from its U.S. Treasury security and Agency RMBS holdings. The current pace of monthly reinvestments under this program is approximately $30 billion, thus providing significant market support.
Global Macroeconomic Events
Global financial markets, especially outside the U.S., experienced a heightened level of volatility in the second quarter, primarily driven by macroeconomic events, overall market illiquidity, and increased quantitative easing measures by central banks. In Europe, uncertainty surrounding Greece's standing in the Eurozone and fears of a Greek economic collapse caused European stock markets to experience their worst quarter since June 2013. In China, amidst significant stock market volatility and signs of an overall economic slowdown, the People's Bank of China lowered benchmark interest rates for the fourth time since November 2014, and announced a selective cut in the reserve requirement ratio for banks, following two earlier reductions in February and April 2015. Finally, global fixed income assets experienced a significant sell-off over the course of the quarter. The yield on German 10-year bonds soared, rising 90 basis points from April 19th through June 10th, when it reached 0.98%, its highest level since September 2014. While the U.S. equities markets exhibited relative resilience during the second quarter, the increased global market volatility led to significant spread widening in the U.S. fixed income markets.
Housing and Mortgage Market Statistics
The following table demonstrates the decline in residential mortgage delinquencies and foreclosure inventory on a national level, as reported by CoreLogic in its May 2015 and April 2015 National Foreclosure Reports:

	As of
Number of Units (In thousands)	May 2015	March 2015	May 2014
Seriously Delinquent Mortgages(1)	1,344	1,428	1,737
Foreclosure Inventory	491	534	676

(1)	Seriously Delinquent Mortgages are ninety days and over in delinquency and include foreclosures and real estate owned, or "REO," property.
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
Monthly housing starts provide another indicator of market fundamentals. The following table shows the trailing three-month average housing starts for the periods referenced:

	June 2015	March 2015
Single-family(1)	704	643
Multi-family(1)	427	324
(1) Shown in thousands of units:
Source: U.S. Census Bureau
Three month trailing single-family housing starts increased by 9.5% from March 2015 to June 2015, while multi-family housing starts increased by approximately 31.8% during the same period. Even though home prices have recovered meaningfully over the last few years, this recovery still has not translated into notable growth in single-family housing starts.
Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for May 2015 showed that, on average, home prices had increased from February 2015 by 3.2% for its 20-City Composite and by 2.9% for its 10-City Composite. Home price appreciation has been relatively modest in 2014 and the first half of 2015, following strong appreciation in 2013. According to the report, home prices remain below the peak levels of 2006, but, on average, are back to their December 2004 and February 2005 levels for the 10- and 20-City Composites, respectively. Finally, as indicated in the table above, as of May 2015, the national inventory of foreclosed homes fell to 491,000 units, a 27.4% decline when compared to May 2014; this represented the forty-third consecutive month with a year-over-year decline and the lowest level since December 2007. As a result, there are many fewer unsold foreclosed homes overhanging the housing market than there were a year ago. We believe that near-term home price trends are more likely to be driven by fundamental factors such as economic growth, mortgage rates, and affordability, rather than by technical factors such as shadow inventory. Shadow inventory represents the number of properties that are seriously delinquent, in foreclosure, or held as REO by mortgage servicers, but not currently listed on the multiple listing service.
On July 2, 2015, the U.S. Bureau of Labor Statistics, or "BLS," reported that, as of June 2015, the U.S. unemployment rate declined to 5.3%. Another, perhaps more relevant, measure of labor market conditions is employment growth, which was relatively robust during the second quarter. The BLS reported that non-farm payrolls rose by 223,000 during June, a strong report after some softness earlier in the quarter. While it is difficult to quantify the relationship between employment data and the housing and mortgage markets, we believe that current levels of unemployment and job creation are generally supportive of the housing market. While the housing market is also currently supported by low mortgage rates, it faces a number of potential headwinds. These include high interest rate volatility, the constraining effects of still-tight credit standards on both housing starts and new loan originations, and the uneven pace of the recovery of the U.S. economy.
Prepayment Rate Trends
Prepayment rates fell slightly during the second quarter of 2015 as compared to the first quarter, primarily in response to the increase in mortgage rates. In addition, in the first quarter there had been an initial spike in certain refinancings in response to the reduction of mortgage insurance premiums in January by the Federal Housing Administration, and in the second quarter the effects of this reduction began to tail off. Overall, the pace of refinancings experienced in the second quarter was more in line with the stable levels seen throughout 2014. The relatively muted level of prepayment activity as interest rates broadly declined in recent years has in large part been the result of: (i) home price declines during the financial crisis, which has left some borrowers with minimal or negative home equity; (ii) more restrictive underwriting guidelines, even for refinancings; and (iii) increased origination costs, especially related to underwriting and compliance. These factors have resulted in substantial variations in prepayment rates between Agency pools as a function of loan-to-value, or "LTV," ratio, loan balance, credit score, geography, property type, loan purpose, and other factors. In recognition of the importance of these underlying characteristics on prepayment behavior, the MBS market continues to promote the creation of "specified" Agency pools that emphasize or de-emphasize many of these characteristics, such as pools where the principal balance of every underlying mortgage loan is below $85,000. The Making Homes Affordable, or "MHA," refinancing program, which was initiated in response to the housing market crisis, has facilitated the origination of many of these kinds of specified Agency pools. The extension of the MHA refinancing program into 2015 should sustain creation of such pools in the coming years. We expect that the ongoing origination of Agency pools with a wide variety of loan characteristics will continue to create opportunities for us to exploit the resulting differences in prepayments.
The Freddie Mac survey 30-year fixed mortgage rate ended the second quarter at 4.08%, a 38-basis point increase since the end of the first quarter. The Refinance Index published by the Mortgage Bankers Association, or "MBA," decreased consistently throughout the quarter to levels not seen since 2014, after spiking significantly during the first quarter of 2015. Similarly, the MBA's Market Composite Index, a measure of mortgage application volume, also fell during the second quarter of 2015 after spiking during the first quarter of 2015. Despite a decline in refinancing activity, the housing market is showing signs of recovery, as housing turnover increased during the second quarter as a result of stronger home sales. Existing home sales increased 3.2% month-over-month in June 2015, coming in at a seasonally adjusted annualized rate of 5.49 million, the highest monthly rate since February 2007. Finally, the MBA Purchase Index, a widely followed weekly measurement of nationwide home loan applications, reached 214.3 on June 5, 2015, a high not seen since June 2013, and has remained elevated since then.

The figure below illustrates the relationship between the Freddie Mac survey 30-year fixed mortgage rate and the MBA Refinance Index since September 2012. Generally speaking, over the period from September 2012 through September 2013, mortgage rates and the level of refinancing activity were nearly linearly correlated. However, as the figure shows, from September 2013 through mid-2014 there was a decoupling of these two time series, and as a result the MBA Refinance Index has been meaningfully lower since late 2013 than one might have expected based on the nearly linear relationship that had existed between the two indices from September 2012 to September 2013. However, the increases in refinancings in October 2014 and January 2015 clearly reflect the decline in average mortgage rates during the same periods.

6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
MBA Refinance Index
(Application Volume)
3.0
3.2
3.4
3.6
3.8
4.0
4.2
4.4
4.6
4.8
Freddie Mac Survey
30-Year Mortgage Rate (inverted)
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
MBA Refinance Index
Freddie Mac Survey 30-Year Mortgage Rate

While the number of refinancing applications has been consistently low relative to interest rates since September 2013, the table below illustrates that the average refinanced loan size has increased over that same time period, with a 23.3% increase from September 2013 through June 2015. In the October 2014, January 2015, and March 2015 refinancing spikes, average refinanced loan size also spiked significantly. These trends suggest strongly that higher balance loans are becoming increasingly more prepayment sensitive relative to lower balance loans.

MBA Refinance Index (Application Volume)
Average Loan Size ($ thousands, trailing 4-week average)
6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
300
280
260
240
220
200
180
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
MBA Refinance Index
Average Refinanced Loan Size (Trailing 4-Week Average)

GSE/Government Agency Developments
On April 17, 2015, the FHFA announced that it would not change the general level of guarantee fees, or "g-fees," on new Fannie Mae and Freddie Mac originations, but that it would make certain minor and targeted fee adjustments, including removing the 25 basis point adverse market charge established in 2008, and applying small, targeted fee increases to a subset of Fannie Mae and Freddie Mac loans. G-fees are the fees charged by the GSEs to include mortgage loans in Agency pools, and thereby insure the mortgage loans against loss. Since these fees are passed on to borrowers whose loans are originated for inclusion in Agency pools, increased g-fees have the effect of reducing housing affordability for GSE borrowers, but potentially make it more attractive for private lenders to compete with the GSEs.
On May 8, 2015, FHFA Director Mel Watt announced that the Home Affordable Modification Program, or "HAMP," and the Home Affordable Refinance Program, or "HARP," both previously scheduled to end on December 31, 2015, will be extended through the end of 2016. In his prepared remarks, Director Watt noted that this will be the final extension for HAMP, and that he anticipated that it will also be the final extension for HARP, emphasizing that neither program was intended to be permanent. He also stated that the FHFA would be exploring other possible streamlined refinancing solutions for GSE loans.
The FHFA continues to work with Fannie Mae and Freddie Mac to build a Common Securitization Platform to be utilized by both agencies, which the FHFA believes will improve the liquidity of GSE securities and housing finance markets more broadly. On May 15, 2015, the FHFA released an updated plan for its Single Security structure, part of its broader efforts to develop a Common Securitization Platform. It noted that while individual loans and pools will still be either Fannie Mae guaranteed or Freddie Mac guaranteed, a single TBA security will be traded into which both Fannie Mae and Freddie Mac pools may be delivered. This plan will likely be implemented gradually over the next few years.
To date, no definitive legislation has been enacted with respect to a possible unwinding of the GSEs or a material reduction in their roles in the U.S. mortgage market. There have been several proposals offered by members of Congress, including the Corker-Warner bill introduced in June 2013, the Johnson-Crapo bill introduced in March 2014, the Partnership to Strengthen Homeownership Act introduced in July 2014, and a Senate draft bill introduced in May 2015 by Senator Richard Shelby that pushes for increased credit risk transfers to private investors. To date, the GSEs have engaged predominantly in "second-loss" risk sharing transactions, where the GSEs bear losses on their mortgage pools up to a capped amount first, before private investors bear any losses. Furthermore, these risk sharing transactions to date have generally been "back-end" transactions, where the GSE seeks to offload its risk only after it has actually issued guarantees on a defined pool of mortgages. Under the Shelby bill, not only would the GSEs be required to engage in significant and increasing levels of risk sharing transactions generally, but for the first time the GSEs would be required to engage both in "first-loss" risk sharing transactions and in "front-end" risk sharing transactions. Many of these proposed bills could potentially increase private capital flows to the mortgage sector while reducing taxpayer risk. Though it appears unlikely that any of these bills will be passed in their current form, features may be incorporated into future proposals.
Portfolio Overview and Outlook
Agency
As of June 30, 2015, the value of our long Agency bond portfolio was $1.305 billion, as compared to $1.357 billion as of March 31, 2015.
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
The second quarter was marked by significant volatility. The 10-year U.S. Treasury yield began the second quarter at 1.92%, and while it initially dipped lower in the early part of the quarter, its overall trend during the quarter was decidedly higher, as it ended the quarter at 2.35%. In addition, the yield curve steepened, as the 2-year U.S. Treasury yield increased only 0.09%, to 0.64%. The average rate for a fixed rate 30-year conventional mortgage also increased sharply over the course of the second quarter, climbing 0.38% to 4.08% as of June 30, 2015. As a result of this sharp increase, refinancing activity slowed, especially in the latter half of the second quarter.
Yield spreads on Agency RMBS generally widened in the second quarter. The drop in mortgage rates that had occurred in the first quarter led to increased refinancings, and therefore increased Agency pool production, in the first half of the second quarter; this increased supply was then exacerbated by the reduced purchase activity of the Federal Reserve. Even though demand from banks, money managers, and foreign investors has remained strong, the demand could not keep up with the added supply. Given the recent increase in interest rates, we believe that the level of supply will likely decline in the coming quarters. While in the first quarter specified pools had benefited from their prepayment protection features relative to their generic or TBA counterparts, this trend reversed in the second quarter as interest rates rose, and as a result TBA roll prices improved and pay-ups cheapened. Pay-ups are price premiums for specified pools relative to their TBA counterparts. In addition to cheapening on account of the fundamental decline in the value of prepayment protection, pay-ups cheapened further as a result of several technical factors, including an increase in prices for TBA rolls (giving TBAs an added carry advantage) and a general shift in sentiment away from prepayment protected assets. The weighted average market pay-up for our specified pools decreased to 0.81% as of June 30, 2015 from 1.12% as of March 31, 2015.
We took advantage of the volatility in pay-ups to harvest some gains early in the quarter, and then re-establish our exposure to pay-ups at cheaper levels later in the quarter. Our portfolio turnover for the quarter was 20% (as measured by sales and excluding paydowns), and we captured net realized gains of $1.4 million, excluding hedges.
Over the course of the second quarter, our interest rate hedges, which were largely concentrated in interest rate swaps and short TBA positions, generated gains that significantly offset net realized and unrealized losses from our long portfolio. We believe that there remains a heightened risk of substantial interest rate and prepayment volatility in the near term, thus reinforcing the importance of our ability to hedge our risks using a variety of tools, including TBAs.
During the second quarter, we continued to focus our Agency RMBS purchasing activity primarily on specified pools, especially those with higher coupons. As of June 30, 2015, the weighted average coupon on our fixed rate specified pools was 3.97% as compared to 4.00% as of March 31, 2015. We also continued to be active in the reverse mortgage pool sector, adding to our holdings during the early part of the quarter. Our reverse mortgage pool purchase activity continued to be focused on new issue pools. Our Agency RMBS portfolio also includes a small allocation to Agency IOs, including Agency IOs on reverse mortgage pools, and we slightly increased our holdings of Agency IOs during the quarter.

We expect to continue to target specified pools that, taking into account their particular composition and based on our prepayment projections: (1) should generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) should have less prepayment sensitivity to government policy shocks, and/or (3) should create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months, when actual prepayment experience can be observed. We believe that our research team, our proprietary prepayment models, and our extensive databases remain essential tools in our implementation of this strategy.
Our net Agency premium as a percentage of our long Agency RMBS holdings is one metric that we use to measure our overall prepayment risk. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on long Agency RMBS holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe we are exposed to market-wide increases in Agency RMBS prepayments. As of June 30, 2015, our net Agency premium as a percentage of fair value on long Agency RMBS holdings was approximately 3.8% as compared to 4.7%, as of March 31, 2015. Excluding TBA positions used to hedge our long Agency RMBS portfolio, our Agency premium as a percentage of fair value was approximately 6.4% and 7.7% as of June 30, 2015 and March 31, 2015, respectively. These percentages may fluctuate from period to period based on market factors, including interest rates and mortgage rates, as well as with respect to the net percentages, the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
Non-Agency
As of June 30, 2015, the value of our long non-Agency portfolio was $30.3 million, as compared to $31.7 million as of March 31, 2015, representing an decrease of 4.5%.
During the second quarter, as global fixed-income markets generally experienced a significant sell-off, the market for non-Agency RMBS held up relatively well compared to other sectors. More stable non-agency RMBS performed particularly well, as there continues to be little forced selling, available supply is dwindling as outstanding deals continue to amortize, and as domestic insurance companies continue to be attracted to the relatively high yields. On the fundamental side, modestly increasing home prices and overall improvements in mortgage delinquency and foreclosure rates continue to support non-Agency RMBS valuations. Notwithstanding the overall positive performance trend, we believe that careful loan-level analysis continues to be very important in security selection.
Financing
Through the first half of 2015, we have found access to repo financing widely available for our Agency RMBS assets. However, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, bank capital treatment of repo transactions has become more onerous, thereby making it less attractive for banks to provide repo financing. While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as large banks, are becoming more active in providing repo financing. The vast majority of our outstanding repo financing is provided by larger banks and dealers; however, in limited amounts, we have also entered into repo agreements with smaller non-bank dealers. In general, we continue to see strong appetite and competitive terms from both types of lenders.
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
Valuation: We apply ASC 820-10, Fair Value Measurement and Disclosures ("ASC 820-10"), to our holdings of financial instruments. ASC 820-10 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the observability of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•
Level 1—inputs to the valuation methodology are observable and reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. Currently, the types of financial instruments we generally include in this category are, exchange-traded derivatives, and cash equivalents,

•
Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that we generally include in this category are Agency RMBS, non-Agency RMBS determined to have sufficiently observable market data, U.S. Treasury securities, actively traded derivatives such as TBAs, interest rate swaps, and swaptions, and

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
Financial Condition
Investment portfolio
The following tables summarize our mortgage-backed securities portfolio of as of June 30, 2015 and December 31, 2014:
June 30, 2015:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$157,422	$7,728	$165,150	$1,138	$(230)	$166,058	3.38%	2.29%	5.15
20-year fixed rate mortgages	9,250	526	9,776	158	—	9,934	4.00%	2.88%	6.10
30-year fixed rate mortgages	958,490	58,729	1,017,219	11,658	(4,634)	1,024,243	4.07%	3.08%	8.51
Adjustable rate mortgages	38,594	2,382	40,976	137	(116)	40,997	4.25%	2.80%	3.59
Reverse mortgages	50,788	5,803	56,591	331	(689)	56,233	4.77%	2.64%	6.65
Interest only securities	n/a	n/a	7,270	323	(523)	7,070	3.49%	3.40%	2.36
Total Agency RMBS	1,214,544	75,168	1,296,982	13,745	(6,192)	1,304,535	3.98%	2.95%	7.49
Non-Agency RMBS	44,386	(15,774)	28,612	2,164	(488)	30,288	2.64%	9.97%	5.10
Total RMBS	$1,258,930	$59,394	$1,325,594	$15,909	$(6,680)	$1,334,823	3.94%	3.10%	7.41
December 31, 2014:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$130,720	$6,304	$137,024	$1,113	$(109)	$138,028	3.40%	2.46%	5.43
20-year fixed rate mortgages	9,764	577	10,341	227	—	10,568	4.00%	3.04%	6.92
30-year fixed rate mortgages	1,042,550	61,089	1,103,639	20,379	(1,764)	1,122,254	4.09%	3.29%	8.48
Adjustable rate mortgages	41,710	2,813	44,523	90	(330)	44,283	4.60%	3.08%	5.97
Reverse mortgages	31,412	2,741	34,153	300	(28)	34,425	4.91%	2.56%	4.74
Interest only securities	n/a	n/a	10,780	1,190	(726)	11,244	4.04%	11.82%	2.68
Total Agency RMBS	1,256,156	73,524	1,340,460	23,299	(2,957)	1,360,802	4.05%	3.24%	7.54
Non-Agency RMBS	50,668	(20,377)	30,291	2,896	(686)	32,501	2.29%	10.76%	4.97
Total RMBS	$1,306,824	$53,147	$1,370,751	$26,195	$(3,643)	$1,393,303	3.99%	3.41%	7.45

(1)	Average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual lives of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.
The vast majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency CMOs. Within this strategy, we generally target Agency RMBS pools that, taking into account their particular composition and based on our prepayment projections: (1) should generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) should have less prepayment sensitivity to government policy shocks and/or (3) should create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months when actual prepayment experience can be observed. As of both June 30, 2015 and December 31, 2014, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
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
Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of June 30, 2015 and December 31, 2014:

(In thousands)	June 30, 2015	December 31, 2014
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$48	$387
TBA securities sale contracts	858	89
Fixed payer interest rate swaps	3,635	2,518
Swaptions	—	78
Total financial derivatives–assets, at fair value:	$4,541	$3,072
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	$—	$(5)
TBA securities sale contracts	(677)	(1,669)
Fixed payer interest rate swaps	(3,313)	(7,026)
Swaptions	(17)	—
Total financial derivatives–liabilities, at fair value:	$(4,007)	$(8,700)
Total	$534	$(5,628)
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
As of June 30, 2015, as part of our interest rate hedging program, we also held short positions in U.S. Treasury securities, with a total principal amount of $51.4 million and a fair value of $51.2 million. As of December 31, 2014, we also held short positions in U.S. Treasury securities, with a total principal amount of $13.9 million and a fair value of $14.0 million.
The composition and relative mix of instruments we use to hedge various risks may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of June 30, 2015 and December 31, 2014. We had no other borrowings outstanding.

	June 30, 2015			December 31, 2014
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$172,255	0.36%	16	$437,633	0.33%	15
31-60 days	136,666	0.36	46	417,009	0.34	44
61-90 days	432,874	0.41	77	333,580	0.36	72
91-120 days	165,617	0.42	107	—	—	—
121-150 days	191,503	0.44	136	—	—	—
151-180 days	165,564	0.48	166	85,917	0.41	165
301-330 days	—	—	—	48,941	0.47	317
Total	$1,264,479	0.41%	90	$1,323,080	0.35%	60
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of both June 30, 2015 and December 31, 2014, our borrowings consisted entirely of repurchase agreements collateralized by our Agency RMBS. Because our strategy is flexible, dynamic, and opportunistic, our overall leverage will vary over time. As of June 30, 2015 and December 31, 2014, our total debt-to-equity ratio was 8.04 to 1 and 8.10 to 1, respectively. Collateral transferred with respect to our outstanding repo borrowings as of June 30, 2015 and December 31, 2014 had an aggregate fair value of $1.3 billion and $1.4 billion, respectively, and was entirely comprised of Agency RMBS.
Shareholders' Equity
As of June 30, 2015, our shareholders' equity decreased to $157.2 million from $163.4 million as of December 31, 2014. This decrease principally consisted of dividends declared of $10.1 million partially offset by net income of $3.9 million. As of June 30, 2015, our book value per share was $17.18 as compared to $17.86 as of December 31, 2014.

Results of Operations for the Three Month Periods Ended June 30, 2015 and 2014:
The following table summarizes our results of operations for the three month periods ended June 30, 2015 and 2014:

(In thousands except for per share amounts)	Three Month Period Ended June 30, 2015	Three Month Period Ended June 30, 2014
Net Interest income
Net interest income	$8,321	$10,505
Expenses
Management fees	592	567
Other operating expenses	673	750
Total expenses	1,265	1,317
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on mortgage-backed securities	(16,280)	25,806
Net realized and change in net unrealized gains (losses) on financial derivatives	9,414	(23,944)
Total Other Income (Loss)	(6,866)	1,862
Net Income	$190	$11,050
Net Income Per Common Share	$0.02	$1.21
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
The table below reconciles Core Earnings for the three month periods ended June 30, 2015 and 2014 to the line, Net Income, on our Consolidated Statement of Operations, which we believe is the most directly comparable U.S. GAAP measure:

(In thousands except for share amounts)	Three Month Period Ended June 30, 2015	Three Month Period Ended June 30, 2014
Net Income	$190	$11,050
Less:
Net realized gains on mortgage-backed securities	1,442	382
Net realized gains (losses) on financial derivatives, excluding periodic payments(1)	(1,694)	(7,053)
Change in net unrealized gains (losses) on mortgage-backed securities	(17,722)	25,424
Change in net unrealized gains (losses) on financial derivatives, excluding accrued periodic payments(2)	12,986	(14,533)
Subtotal	(4,988)	4,220
Core Earnings	$5,178	$6,830
Weighted Average Shares Outstanding	9,149,274	9,139,842
Core Earnings Per Share	$0.57	$0.75

(1)
For the three month period ended June 30, 2015, represents Net realized gains (losses) on financial derivatives of $(3,842) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(2,148). For the three month period ended June 30, 2014, represents Net realized gains (losses) on financial derivatives of $(11,155) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(4,102). See Note 5 in the notes to the consolidated financial statements.

(2)
For the three month period ended June 30, 2015, represents Change in net unrealized gains (losses) on financial derivatives of $13,256 less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $270. For the three month period ended June 30, 2014, represents

Change in net unrealized gains (losses) on financial derivatives of $(12,789) less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $1,744. See Note 5 in the notes to the consolidated financial statements.
Net Income
We had net income for the three month period ended June 30, 2015 of $0.2 million, or $0.02 per share, and we had Core Earnings of $5.2 million, or $0.57 per share. For the three month period ended June 30, 2014, we had net income of $11.1 million, or $1.21 per share, and we had Core Earnings of $6.8 million, or $0.75 per share. The decrease in net income period over period was principally due to an increase in net realized and unrealized losses on mortgage-backed securities and financial derivatives as well as a decline in net interest income. Reduced net interest income resulted in a commensurate decline in our Core Earnings.
Interest Income
Our portfolio as of each of June 30, 2015 and 2014 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. We earned approximately $9.8 million and $11.6 million in interest income on these securities for the three month periods ended June 30, 2015 and 2014, respectively. The period-over-period decrease in interest income resulted from lower yields on our Agency RMBS, as well as a "Catch-up Premium Amortization Adjustment." This Catch-up Premium Amortization Adjustment for the three month period ended June 30, 2015, includes $0.4 million related to the effects of a downward adjustment to premium amortization in interest income (accompanied by a corresponding $0.4 million downward adjustment to realized and unrealized gains).
Interest Expense
For the three month periods ended June 30, 2015 and 2014, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities. Our total interest expense for the three month period ended June 30, 2015 was $1.5 million, of which $1.2 million represented interest expense on our repo borrowings and $0.3 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the three month period ended June 30, 2014 was $1.1 million, substantially all of which represented interest expense related to our repo borrowings. The period-over-period increase in our total interest expense was due to the increase in the average rate on our repo borrowings caused by slightly higher interest rates, as well as an increase in interest expense paid on short positions in U.S. Treasury securities associated with our increase in the use of these instruments for hedging purposes. Our average outstanding repo borrowings for the three month period ended June 30, 2015 was $1.25 billion, resulting in an annualized cost of funds of 0.39%. Our average outstanding repo borrowings for the three month period ended June 30, 2014 was $1.24 billion, resulting in an annualized cost of funds of 0.34%.
The following table shows information related to our annualized average cost of funds for the three month periods ended June 30, 2015 and 2014.

($ in thousands)	Average Borrowed Funds	Interest Expense	Annualized Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
Three Month Period Ended June 30, 2015	$1,247,617	$1,203	0.39%	0.18%	0.42%
Three Month Period Ended June 30, 2014	$1,239,899	$1,057	0.34%	0.15%	0.32%
As an alternative measure of our cost of funds, we add to our repo interest cost the net periodic amounts paid or payable by us on our interest rate swaps and interest expense we incur on our short positions in U.S. Treasury securities, and express the total as an annualized percentage of our average outstanding borrowings. The total of our net periodic expense paid or payable under our interest rate swaps and the interest expense on our short positions in U.S. Treasury securities was $2.2 million for the three month period ended June 30, 2015, or 0.71% of our average outstanding borrowings on an annualized basis, thereby resulting in an annualized average cost of funds including interest rate swaps and short positions in U.S. Treasury securities of 1.09%. The total of our net periodic expense paid or payable under our interest rate swaps was $2.4 million for the three month period ended June 30, 2014, or 0.76% of our average outstanding borrowings on an annualized basis, thereby resulting in an annualized average cost of funds including interest rate swaps of 1.10%. This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.
Management Fees
For each of the three month periods ended June 30, 2015 and 2014, our management fee expense was approximately $0.6 million.

Other Operating Expenses
Other operating expenses include professional fees and various other expenses incurred in connection with the operation of our business. Other operating expenses for each of the three month periods ended June 30, 2015 and 2014 were approximately $0.7 million and $0.8 million. Our expense ratio, which represents our management fees and other operating expenses as a percentage of our average shareholders' equity was 3.1% on an annualized basis for each of the three month periods ended June 30, 2015 and 2014.
Other Income (Loss)
Other income (loss) consisted of net realized and net change in unrealized gain (losses) on mortgage-backed securities and financial derivatives. For the three month period ended June 30, 2015, other loss was $6.9 million, and consisted of net realized and change in net unrealized gains (losses) of $(16.3) million on our mortgage-backed securities, primarily our Agency RMBS, partially offset by net realized and change in net unrealized gains (losses) of approximately $9.4 million on our financial derivatives. Against the backdrop of increased volatility in the global financial markets and sharply rising interest rates in the second quarter of 2015, spreads on Agency RMBS generally widened and asset prices declined. Gains from our financial derivatives (interest rate hedges) partially offset the impact of lower asset prices during the second quarter of 2015. Other income for the three month period ended June 30, 2014 was $1.9 million and consisted of net realized and change in net unrealized gains (losses) of $25.8 million on our mortgage-backed securities, principally our Agency RMBS, partially offset by net realized and change in net unrealized gains (losses) of approximately $(23.9) million on our financial derivatives.
Results of Operations for the Six Month Periods Ended June 30, 2015 and 2014:
The following table summarizes our results of operations for the six month periods ended June 30, 2015 and 2014:

(In thousands except for per share amounts)	Six Month Period Ended June 30, 2015	Six Month Period Ended June 30, 2014
Net Interest income
Net interest income	$17,343	$21,309
Expenses
Management fees	1,202	1,159
Other operating expenses	1,479	1,552
Total expenses	2,681	2,711
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on mortgage-backed securities	(4,372)	40,362
Net realized and change in net unrealized gains (losses) on financial derivatives	(6,423)	(45,149)
Total Other Loss	(10,795)	(4,787)
Net Income	$3,867	$13,811
Net Income Per Common Share	$0.42	$1.51
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

The table below reconciles Core Earnings for the six month periods ended June 30, 2015 and 2014 to the line, Net Income, on our Consolidated Statement of Operations, which we believe is the most directly comparable U.S. GAAP measure:

(In thousands except for share amounts)	Six Month Period Ended June 30, 2015	Six Month Period Ended June 30, 2014
Net Income	$3,867	$13,811
Less:
Net realized gains (losses) on mortgage-backed securities	8,164	(2,643)
Net realized losses on financial derivatives, excluding periodic payments(1)	(9,730)	(9,668)
Change in net unrealized gains (losses) on mortgage-backed securities	(12,536)	43,005
Change in net unrealized gains (losses) on financial derivatives, excluding accrued periodic payments(2)	6,743	(30,745)
Subtotal	(7,359)	(51)
Core Earnings	$11,226	$13,862
Weighted Average Shares Outstanding	9,149,274	9,139,842
Core Earnings Per Share	$1.23	$1.52

(1)
For the six month period ended June 30, 2015, represents Net realized gains (losses) on financial derivatives of $(12,585) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(2,855). For the six month period ended June 30, 2014, represents Net realized gains (losses) on financial derivatives of $(14,564) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(4,896). See Note 5 in the notes to the consolidated financial statements.

(2)
For the six month period ended June 30, 2015, represents Change in net unrealized gains (losses) on financial derivatives of $6,162 less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(581). For the six month period ended June 30, 2014, represents Change in net unrealized gains (losses) on financial derivatives of $(30,585) less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $160. See Note 5 in the notes to the consolidated financial statements.

Net Income
We had net income for the six month period ended June 30, 2015 of $3.9 million, or $0.42 per share, and we had Core Earnings of $11.2 million, or $1.23 per share. For the six month period ended June 30, 2014, we had net income of $13.8 million, or $1.51 per share, and we had Core Earnings of $13.9 million, or $1.52 per share. The decrease in net income period over period was principally due to an increase in net realized and unrealized losses on mortgage-backed securities and financial derivatives as well as a decrease in interest income. Reduced net interest income resulted in a commensurate decline in our Core Earnings.
Interest Income
Our portfolio as of both June 30, 2015 and 2014 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. We earned approximately $20.1 million and $23.5 million in interest income on these securities for the six month periods ended June 30, 2015 and 2014, respectively. The period-over-period decrease in interest income resulted from lower yields on our Agency RMBS, as well as a Catch-up Premium Amortization Adjustment. This Catch-up Premium Amortization Adjustment for the six month period ended June 30, 2015, includes $0.9 million related to the effects of a downward adjustment to premium amortization in interest income (accompanied by a corresponding $0.9 million downward adjustment to realized and unrealized gains).
Interest Expense
For the six month periods ended June 30, 2015 and 2014, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities. Our total interest expense for the six month period ended June 30, 2015 was $2.8 million, of which $2.3 million represented interest expense on our repo borrowings and approximately $0.5 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the six month period ended June 30, 2014 was $2.2 million, substantially all of which represented interest expense on our repo borrowings. The period-over-period increase in our total interest expense was mainly due to an increase in interest expense paid on short U.S. Treasury securities associated with an increase in the use of these instruments for hedging purposes. Our average outstanding repo borrowings for the six month period ended June 30, 2015 was $1.24 billion, resulting in an annualized average cost of funds of 0.37%. Our average outstanding repo borrowings for the six month period ended June 30, 2014 was $1.25 billion, resulting in an annualized average cost of funds of 0.36%.

The following table shows information related to our annualized average cost of funds for the six month periods ended June 30, 2015 and 2014.

($ in thousands)	Average Borrowed Funds	Interest Expense	Annualized Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
Six Month Period Ended June 30, 2015	$1,243,415	$2,309	0.37%	0.18%	0.40%
Six Month Period Ended June 30, 2014	$1,249,844	$2,205	0.36%	0.15%	0.33%
As an alternative measure of our cost of funds, we add to our repo interest cost the net periodic amounts paid or payable by us on our interest rate swaps and interest expense we incur on our short positions in U.S. Treasury securities and express the total as an annualized percentage of our average outstanding borrowings. The total of our net periodic expense paid or payable under our interest rate swaps and our interest expense on our short positions in U.S. Treasury securities was $3.9 million for the six month period ended June 30, 2015, or 0.64% of our average outstanding borrowings on an annualized basis, thereby resulting in an annualized average cost of funds including interest rate swaps and short positions in U.S. Treasury securities of 1.01%. The total of our net periodic expense paid or payable under our interest rate swaps was $4.7 million for the six month period ended June 30, 2014, or 0.76% of our average outstanding borrowings on an annualized basis, thereby resulting in an annualized average cost of funds including interest rate swaps of 1.12%. This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.
Management Fees
For each of the six month periods ended June 30, 2015 and 2014, our management fee expense was approximately $1.2 million.
Other Operating Expenses
Other operating expenses include professional fees and various other expenses incurred in connection with the operation of our business. Other operating expenses for the six month periods ended June 30, 2015 and 2014 were approximately $1.5 million and $1.6 million, respectively. Our expense ratio, which represents our management fees and other operating expenses as a percentage of our average shareholders' equity was 3.3% on an annualized basis for the six month period ended June 30, 2015, as compared to 3.2% for the six month period ended June 30, 2014. The increase in our annualized expense ratio is due to a lower current capital base.
Other Loss
Other loss consisted of net realized and net change in unrealized gain (losses) on mortgage-backed securities and financial derivatives. For the six month period ended June 30, 2015, other loss was $10.8 million, and consisted of net realized and change in net unrealized gains (losses) of $(6.4) million on our financial derivatives and by net realized and change in net unrealized gains (losses) of approximately $(4.4) million on our mortgage-backed securities, primarily our Agency RMBS. The first six months of 2015 have been marked by significant interest rate volatility. During the first quarter, sharply lower rates led to losses on our hedges and gains on our assets and in the second quarter, sharply higher rates have led to losses on our assets but gains on our hedges. Other loss for the six month period ended June 30, 2014 was $4.8 million and consisted of net realized and change in net unrealized gains (losses) of $(45.1) million on our financial derivatives, partially offset by net realized and change in net unrealized gains (losses) of approximately $40.4 million on our mortgage-backed securities, principally our Agency RMBS.
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
As of both June 30, 2015 and December 31, 2014, we had $1.3 billion outstanding under our repurchase agreements. As of June 30, 2015, we had MRAs in place with fifteen counterparties and our outstanding repurchase agreements were with eleven counterparties.
Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table reflects counterparties for which the amounts at risk relating to our repurchase agreements was greater than 5% of shareholders' equity as of June 30, 2015 and December 31, 2014.
June 30, 2015:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
J.P. Morgan Securities Inc.	$20,491	91	13.0%
RBC Capital Markets LLC	$12,517	134	8.0%
Deutsche Bank Securities	$12,119	64	7.7%

(1)	Amounts at risk exclude, in aggregate, $2.1 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
December 31, 2014:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
Bank of America Securities	$15,754	69	9.6%
J.P. Morgan Securities Inc.	$12,012	27	7.4%
Deutsche Bank Securities	$11,919	55	7.3%
RBC Capital Markets LLC	$10,374	113	6.3%

(1)	Amounts at risk exclude, in aggregate, $2.7 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of June 30, 2015 and December 31, 2014, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 4.7% and 4.5%, respectively. As of both June 30, 2015 and December 31, 2014, all of our repo borrowings were related to our Agency RMBS.
We held cash and cash equivalents of approximately $44.0 million and $45.2 million as of June 30, 2015 and December 31, 2014, respectively.

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
Six Month Period Ended June 30, 2015

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.55	$5,032	March 11, 2015	March 31, 2015	April 27, 2015
Second Quarter	$0.55	$5,032	June 16, 2015	June 30, 2015	July 27, 2015
Six Month Period Ended June 30, 2014

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.55	$5,027	March 12, 2014	March 31, 2014	April 28, 2014
Second Quarter	$0.55	$5,027	June 17, 2014	June 30, 2014	July 25, 2014
For the six month period ended June 30, 2015, our operating activities provided net cash of $13.6 million and our investing activities provided net cash of $53.8 million. Our repo activity used to finance our Agency RMBS (including repayments, in conjunction with the sales of Agency RMBS, of amounts borrowed under our repurchase agreements) used net cash of $58.6 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $8.8 million. We used $10.1 million to pay dividends. As a result of these activities, there was a decrease in our cash holdings of $1.3 million from $45.2 million as of December 31, 2014 to $44.0 million as of June 30, 2015.
For the six month period ended June 30, 2014, our operating activities provided net cash of $9.9 million and our investing activities provided net cash of $24.3 million. Our repo activity used to finance our Agency RMBS (including repayments, in conjunction with the sales of Agency RMBS, of amounts borrowed under our repurchase agreements) used net cash of $24.8 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $9.4 million for the six month period ended June 30, 2014. We used $9.6 million to pay dividends. As a result of these activities, there was a decrease in our cash holdings of $0.2 million from $50.1 million as of December 31, 2013 to $49.9 million as of June 30, 2014.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-

dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both June 30, 2015 and December 31, 2014, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of June 30, 2015 we had $1.3 billion of outstanding borrowings with eleven counterparties and as of December 31, 2014 we had $1.3 billion of outstanding borrowings with ten counterparties. As of June 30, 2015, we had MRAs with fifteen counterparties. We expect to continue to have discussions with various other financial institutions in order to expand our repurchase agreement capacity.
Off-Balance Sheet Arrangements
As of June 30, 2015 and December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
Interest Rate Risk
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with most of our assets and liabilities. For some securities in our portfolio, the coupon interest rates on, and therefore also the values of, such securities are highly sensitive to interest rate movements, such as inverse floating rate RMBS, which benefit from falling interest rates. Our repurchase agreements generally have maturities of up to 180 days and carry interest rates that are determined by reference to LIBOR or similar short-term benchmark rates for those same periods. Whenever one of our fixed rate repo borrowings matures, it will generally be replaced with a new fixed rate repo borrowing based on market interest rates prevailing at such time. Subject to qualifying and maintaining our qualification as a REIT and our exemption from registration under the Investment Company Act, we opportunistically hedge our interest rate risk by entering into interest rate swaps, TBAs, U.S. Treasury securities, Eurodollar and U.S. Treasury futures, and other instruments. In general, such hedging instruments are used to offset the large majority of the interest rate risk we estimate to arise from our repurchase agreement indebtedness associated with our Agency RMBS positions. Hedging instruments may also be used to offset a portion of the interest rate risk arising from our repurchase agreement liabilities associated with non-Agency RMBS positions, if any.

In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of June 30, 2015, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in Value for a Decrease in Interest Rates by		Estimated Change in Value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS, excluding TBAs	$26,339	$46,721	$(32,297)	$(70,551)
TBAs	(8,249)	(13,645)	11,103	25,059
Non-Agency RMBS	358	732	(342)	(668)
U.S. Treasury Securities, Interest Rate Swaps, and Swaptions	(18,395)	(37,655)	17,530	34,196
Repurchase and Reverse Repurchase Agreements	(1,320)	(1,320)	1,538	3,076
Total	$(1,267)	$(5,167)	$(2,468)	$(8,888)
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our June 30, 2015 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Special Note Regarding Forward-Looking Statements."
Prepayment Risk
Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect to mortgage loans underlying RMBS, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Changes in prepayment rates will have varying effects on the different types of securities in our portfolio, and we attempt to take these effects into account in making asset management decisions. Additionally, increases in prepayment rates may cause us to experience losses on our investment in interest-only securities, or "IOs" and inverse interest only securities, or "IIOs," as these securities are extremely sensitive to prepayment rates. Finally, prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation.
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
Default Risk
Default risk is the risk that borrowers will fail to make principal and interest payments on their mortgage loans. Subject to qualifying and maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we may selectively attempt to mitigate our default risk by, among other things, opportunistically entering into credit default swaps and total return swaps. These instruments can reference various RMBS indices, corporate bond indices, or corporate entities, such as publicly traded REITs. We also rely on third-party mortgage servicers to mitigate our default risk, but such third-party mortgage servicers may have little or no economic incentive to mitigate loan default rates.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.
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
Item 5. Other Information
Pursuant to Section 13(r) of the Exchange Act, if during the fiscal quarter ended June 30, 2015, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA"). During the fiscal quarter ended June 30, 2015, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Blackstone Tactical Opportunities EARN Holdings L.L.C., an affiliate of The Blackstone Group L.P. ("Blackstone"), is a holder of approximately 28% of the outstanding equity interests of our Common Shares and has a representative on our Board of Trustees. Accordingly, Blackstone may be deemed an "affiliate" of us, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone that it may include in its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone. Because of the broad definition of "affiliate" in Exchange Act Rule 12b-2, this portfolio company of Blackstone, through Blackstone's ownership of us, may also be deemed to be an affiliate of ours.
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
The gross revenue and net profit attributable to these activities in the quarter ended June 30, 2015 are still being determined."
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

101
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the six month period ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	August 5, 2015	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	August 5, 2015	By:	/s/ LISA MUMFORD
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the six month period ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.