Form 10-Q
period 2015-09-30
Ellington Residential Mortgage REIT
filed 2015-11-05
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer (do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2015
Common Shares of Beneficial Interest, $0.01 par value per share	9,135,021

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2015	December 31, 2014
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$40,482	$45,237
Mortgage-backed securities, at fair value	1,280,892	1,393,303
Due from brokers	41,068	18,531
Financial derivatives–assets, at fair value	1,527	3,072
Reverse repurchase agreements	76,610	13,987
Receivable for securities sold	70,087	41,834
Interest receivable	4,784	4,793
Other assets	407	317
Total Assets	$1,515,857	$1,521,074
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,225,905	$1,323,080
Payable for securities purchased	45,333	4,227
Due to brokers	2,654	583
Financial derivatives–liabilities, at fair value	16,414	8,700
U.S. Treasury securities sold short, at fair value	70,671	13,959
Dividend payable	4,111	5,032
Accrued expenses	771	890
Management fee payable	557	551
Interest payable	1,416	687
Total Liabilities	1,367,832	1,357,709
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (9,135,021 and 9,149,274 shares issued and outstanding, respectively)	91	91
Additional paid-in-capital	181,066	181,282
Accumulated deficit	(33,132)	(18,008)
Total Shareholders' Equity	148,025	163,365
Total Liabilities and Shareholders' Equity	$1,515,857	$1,521,074

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended September 30, 2015	Three Month Period Ended September 30, 2014	Nine Month Period Ended September 30, 2015	Nine Month Period Ended September 30, 2014
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$11,315	$11,484	$31,436	$35,018
Interest expense	(1,642)	(1,121)	(4,420)	(3,346)
Total net interest income	9,673	10,363	27,016	31,672
EXPENSES
Management fees	557	574	1,759	1,733
Professional fees	144	123	422	399
Other operating expenses	574	597	1,774	1,873
Total expenses	1,275	1,294	3,955	4,005
OTHER INCOME (LOSS)
Net realized gains (losses) on mortgage-backed securities	596	2,030	8,760	(613)
Net realized losses on financial derivatives	(3,252)	(4,391)	(15,838)	(18,955)
Change in net unrealized gains (losses) on mortgage-backed securities	4,862	(5,455)	(7,674)	37,550
Change in net unrealized gains (losses) on financial derivatives	(15,421)	2,280	(9,258)	(28,305)
Total other loss	(13,215)	(5,536)	(24,010)	(10,323)
NET INCOME (LOSS)	$(4,817)	$3,533	$(949)	$17,344
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.53)	$0.39	$(0.10)	$1.90
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$0.45	$0.55	$1.55	$1.65

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2013	9,139,842	$91	—	$—	$181,147	$(14,058)	$167,180
Issuance of restricted shares	9,432	—	—	—	—		—
Share based compensation					105		105
Dividends declared						(15,086)	(15,086)
Net income						17,344	17,344
BALANCE, September 30, 2014	9,149,274	$91	—	$—	$181,252	$(11,800)	$169,543

BALANCE, December 31, 2014	9,149,274	$91	—	$—	$181,282	$(18,008)	$163,365
Issuance of restricted shares	9,228	—	—	—	—		—
Repurchase of common shares	(23,481)	—	—	—	(304)		(304)
Share based compensation					88		88
Dividends declared						(14,175)	(14,175)
Net loss						(949)	(949)
BALANCE, September 30, 2015	9,135,021	$91	—	$—	$181,066	$(33,132)	$148,025

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Month Period Ended September 30, 2015	Nine Month Period Ended September 30, 2014
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$(949)	$17,344
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on mortgage-backed securities	(8,760)	613
Change in net unrealized (gains) losses on mortgage-backed securities	7,674	(37,550)
Net realized losses on financial derivatives	15,838	18,955
Change in net unrealized (gains) losses on financial derivatives	9,258	28,305
Amortization of premiums and accretion of discounts (net)	6,468	5,254
Share based compensation	88	105
(Increase) decrease in assets:
Due from brokers	(22,537)	(1,724)
Interest receivable	9	(835)
Other assets	(90)	(258)
Increase (decrease) in liabilities:
Due to brokers	2,071	(18,899)
Accrued expenses	(119)	(69)
Interest payable	729	(173)
Management fees payable	6	(26)
Net cash provided by operating activities	9,686	11,042
Cash flows provided by (used in) investing activities:
Purchases of mortgage-backed securities	(1,479,612)	(1,478,619)
Proceeds from sale of mortgage-backed securities	1,496,506	1,506,513
Principal repayments of mortgage-backed securities	103,189	72,761
Proceeds from investments sold short	675,693	141,527
Repurchase of investments sold short	(619,180)	(138,957)
Proceeds from disposition of financial derivatives	10,700	7,592
Purchase of financial derivatives	(26,538)	(26,547)
Payments made on reverse repurchase agreements	(10,639,503)	(712,899)
Proceeds from reverse repurchase agreements	10,576,879	710,415
Net cash provided by investing activities	98,134	81,786
Cash flows provided by (used in) financing activities:
Offering costs paid	—	(239)
Repurchase of common shares	(304)	—
Dividends paid	(15,096)	(14,624)
Borrowings under repurchase agreements	2,010,434	4,484,173
Repayments of repurchase agreements	(2,107,609)	(4,561,187)
Cash used in financing activities	(112,575)	(91,877)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,755)	951
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,237	50,112
CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,482	$51,063
Supplemental disclosure of cash flow information:
Interest paid	$3,691	$3,520
Dividends payable	$4,111	$5,032

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
Ellington Residential Mortgage Management LLC, or the "Manager," serves as the Manager of the Company pursuant to the terms of the Third Amended and Restated Management Agreement (the "Management Agreement"). The Manager is an affiliate of Ellington Management Group, L.L.C., or "EMG," an investment management firm that is registered as an investment adviser with a 20-year history of investing in a broad spectrum of mortgage-backed securities and related derivatives, with an emphasis on the residential mortgage-backed securities, or "RMBS," market. In accordance with the terms of the Management Agreement and the Services Agreement, as discussed in Note 10, the Manager is responsible for administering the Company's business activities and day-to-day operations, and performs certain services, subject to oversight by the Board of Trustees. See Notes 8 and 10 for further information on the Management Agreement.
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
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or "the Code". As a REIT, the Company is required to distribute annually at least 90% of its taxable income. As long as the Company continues to qualify as a REIT, it will not be subject to U.S. federal or state corporate taxes on its taxable income to the extent that it distributes all of its annual taxable income to its shareholders. It is the intention of the Company to distribute at least 100% of its taxable income, after application of available tax attributes, within the limits prescribed by the Code, which may extend into the subsequent taxable year.
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
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals of the litigation process, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits at September 30, 2015. In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period, 2014, 2013, and 2012 (its open tax years). The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any of such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.
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
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at September 30, 2015 and December 31, 2014, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or GSE. The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.

By RMBS Type –
September 30, 2015:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$162,453	$7,874	$170,327	$1,585	$(88)	$171,824	3.37%	2.28%	5.04
20-year fixed rate mortgages	9,094	508	9,602	235	—	9,837	4.00%	2.89%	5.97
30-year fixed rate mortgages	894,774	55,922	950,696	15,628	(1,933)	964,391	4.08%	3.15%	7.94
Adjustable rate mortgages	36,782	2,415	39,197	96	(163)	39,130	4.12%	2.96%	5.64
Reverse mortgages	53,986	5,697	59,683	276	(418)	59,541	4.75%	2.57%	6.11
Interest only securities	n/a	n/a	8,229	167	(1,122)	7,274	3.84%	4.81%	2.12
Total Agency RMBS	1,157,089	72,416	1,237,734	17,987	(3,724)	1,251,997	4.00%	3.01%	7.00
Non-Agency RMBS	42,978	(15,187)	27,791	2,043	(939)	28,895	2.62%	8.43%	5.11
Total RMBS	$1,200,067	$57,229	$1,265,525	$20,030	$(4,663)	$1,280,892	3.95%	3.13%	6.93

(1)
Average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

For the nine month period ended September 30, 2015, the weighted average holdings of RMBS investments based on amortized cost was $1.328 billion.
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

For the year ended December 31, 2014, the weighted average holdings of RMBS investments based on amortized cost was $1.363 billion.

By Estimated Weighted Average Life
As of September 30, 2015:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$25,126	$25,141	5.08%	$5,401	$6,331	3.67%	$2,362	$1,363	3.07%
Greater than three years and less than seven years	330,143	326,873	3.93%	1,873	1,898	4.96%	19,440	19,935	3.25%
Greater than seven years and less than eleven years	877,994	866,086	4.02%	—	—	—%	7,093	6,493	0.93%
Greater than eleven years	11,460	11,405	3.67%	—	—	—%	—	—	—%
Total	$1,244,723	$1,229,505	4.01%	$7,274	$8,229	3.84%	$28,895	$27,791	2.62%
As of December 31, 2014:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$18,428	$18,418	5.13%	$5,197	$5,563	3.42%	$2,837	$1,785	3.02%
Greater than three years and less than seven years	410,759	405,739	4.12%	6,047	5,217	5.19%	17,660	17,662	2.63%
Greater than seven years and less than eleven years	920,371	905,523	4.00%	—	—	—%	12,004	10,844	1.28%
Total	$1,349,558	$1,329,680	4.05%	$11,244	$10,780	4.04%	$32,501	$30,291	2.29%
The following table reflects the components of interest income on the Company's RMBS for the three and nine month periods ended September 30, 2015:

	Three Month Period Ended September 30, 2015			Nine Month Period Ended September 30, 2015
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$12,392	$(1,744)	$10,648	$37,071	$(7,795)	$29,276
Non-Agency RMBS	294	373	667	873	1,256	2,129
Total	$12,686	$(1,371)	$11,315	$37,944	$(6,539)	$31,405
The following table reflects the components of interest income on the Company's RMBS for the three and nine month periods ended September 30, 2014:

	Three Month Period Ended September 30, 2014			Nine Month Period Ended September 30, 2014
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$13,254	$(2,575)	$10,679	$39,323	$(6,618)	$32,705
Non-Agency RMBS	303	502	805	947	1,359	2,306
Total	$13,557	$(2,073)	$11,484	$40,270	$(5,259)	$35,011

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
September 30, 2015:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$20,000	$—	$—	$20,000
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed rate mortgages	$—	$171,824	$—	$171,824
20-year fixed rate mortgages	—	9,837	—	9,837
30-year fixed rate mortgages	—	964,391	—	964,391
Adjustable rate mortgages	—	39,130	—	39,130
Reverse mortgages	—	59,541	—	59,541
Interest only securities	—	—	7,274	7,274
Non-Agency RMBS	—	22,775	6,120	28,895
Mortgage-backed securities, at fair value	—	1,267,498	13,394	1,280,892
Financial derivatives–assets, at fair value:
TBAs	—	575	—	575
Interest rate swaps	—	952	—	952
Total financial derivatives–assets, at fair value	—	1,527	—	1,527
Total mortgage-backed securities and financial derivatives–assets, at fair value	$—	$1,269,025	$13,394	$1,282,419
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(70,671)	$—	$(70,671)
Financial derivatives–liabilities, at fair value:
TBAs	—	(1,159)	—	(1,159)
Interest rate swaps	—	(15,255)	—	(15,255)
Total financial derivatives–liabilities, at fair value	—	(16,414)	—	(16,414)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$—	$(87,085)	$—	$(87,085)
There were no transfers of financial instruments between Levels 1 and 2 of the fair value hierarchy during the nine month period ended September 30, 2015.

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

The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value:
Three month period ended September 30, 2015:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of June 30, 2015	$5,556	$7,070
Purchases	—	1,696
Proceeds from sales	—	—
Principal repayments	(512)	—
(Amortization)/accretion, net	208	(737)
Net realized gains (losses)	—	—
Change in net unrealized gains (losses)	44	(755)
Transfers:
Transfers into level 3	824	—
Transfers out of level 3	—	—
Ending balance as of September 30, 2015	$6,120	$7,274
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at September 30, 2015, as well as Level 3 financial instruments disposed of by the Company during the three month period ended September 30, 2015. For Level 3 financial instruments held by the Company at September 30, 2015, change in net unrealized gains (losses) of $26 thousand and $(0.8) million, for the three month period ended September 30, 2015 relate to non-Agency RMBS and Agency RMBS, respectively.
For the three month period ended September 30, 2015, the Company transferred $0.8 million of non-Agency RMBS from Level 2 to Level 3. Since the end of the prior quarter, these securities have exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads and/or higher delinquencies relative to similar securities and a reduction in observable transactions or executable quotes involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.
Three month period ended September 30, 2014:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of June 30, 2014	$35,668	$14,276
Purchases	2,543	545
Proceeds from sales	(3,688)	—
Principal repayments	(1,373)	—
(Amortization)/accretion, net	502	(906)
Net realized gains (losses)	1,145	—
Change in net unrealized gains (losses)	(1,065)	327
Transfers:
Transfers into level 3	—	—
Transfers out of level 3	—	—
Ending balance as of September 30, 2014	$33,732	$14,242
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at September 30, 2014, as well as Level 3 financial instruments disposed of by the Company during the three month period ended September 30, 2014. For Level 3 financial instruments held by the Company at September 30, 2014, change in net unrealized gains (losses) of $0.3 million and $(0.1) million, for the three month period ended September 30, 2014 relate to non-Agency RMBS and Agency RMBS, respectively.

Nine month period ended September 30, 2015:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2014	$10,082	$11,244
Purchases	—	3,397
Proceeds from sales	(2,861)	(4,538)
Principal repayments	(1,381)	—
(Amortization)/accretion, net	806	(2,012)
Net realized gains	791	602
Change in net unrealized gains (losses)	(649)	(1,419)
Transfers:
Transfers into level 3	4,025	—
Transfers out of level 3	(4,693)	—
Ending balance as of September 30, 2015	$6,120	$7,274
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at September 30, 2015, as well as Level 3 financial instruments disposed of by the Company during the nine month period ended September 30, 2015. For Level 3 financial instruments held by the Company at September 30, 2015, change in net unrealized gains (losses) of $80 thousand and $(0.6) million, for the nine month period ended September 30, 2015 relate to non-Agency RMBS and Agency RMBS, respectively.
For the nine month period ended September 30, 2015, the Company transferred $4.7 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in the volume of observable inputs for these assets, such as a decrease in observed trading, could impact price transparency, and thereby cause a change in the level designation for these assets in future periods.
For the nine month period ended September 30, 2015, the Company transferred $4.0 million of non-Agency RMBS from Level 2 to Level 3. Since year end, these securities have exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads and/or higher delinquencies relative to similar securities and a reduction in observable transactions or executable quotes involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of September 30, 2014, as well as Level 3 financial instruments disposed of by the Company during the nine month period ended September 30, 2014. For Level 3 financial instruments held by the Company as of September 30, 2014, change in net unrealized gains (losses) of $(0.5) million and $0.8 million, for the nine month period ended September 30, 2014 relate to non-Agency RMBS and Agency RMBS, respectively.
The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of September 30, 2015 and December 31, 2014:
September 30, 2015:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$4,025	Market quotes	Non-Binding Third-Party Valuation	$53.50	$98.50	$63.43
Non-Agency RMBS	2,095	Discounted Cash Flows	Yield	8.3%	24.5%	15.3%
			Projected Collateral Prepayments	32.9%	41.1%	37.5%
			Projected Collateral Losses	1.3%	3.4%	2.5%
			Projected Collateral Recoveries	4.2%	5.1%	4.6%
			Projected Collateral Scheduled Amortization	51.3%	60.7%	55.4%
						100.0%
Agency RMBS–Interest Only Securities	5,035	Market quotes	Non-Binding Third-Party Valuation	$3.26	$21.08	$11.19
Agency RMBS–Interest Only Securities	2,239	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	341	1,518	820
			Projected Collateral Prepayments	55.4%	76.6%	67.4%
			Projected Collateral Scheduled Amortization	23.4%	44.6%	32.6%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.

December 31, 2014:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$7,819	Market quotes	Non-Binding Third-Party Valuation	$21.38	$84.91	$54.11
Non-Agency RMBS	2,263	Discounted Cash Flows	Yield	6.3%	6.3%	6.3%
			Projected Collateral Prepayments	35.9%	35.9%	35.9%
			Projected Collateral Losses	7.5%	7.5%	7.5%
			Projected Collateral Recoveries	11.0%	11.0%	11.0%
			Projected Collateral Scheduled Amortization	45.6%	45.6%	45.6%
						100.0%
Agency RMBS–Interest Only Securities	7,006	Market quotes	Non-Binding Third-Party Valuation	$4.74	$20.38	$13.35
Agency RMBS–Interest Only Securities	4,238	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	83	1,952	490
			Projected Collateral Prepayments	63.3%	92.3%	75.2%
			Projected Collateral Scheduled Amortization	7.7%	36.7%	24.8%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.
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

The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets
Cash	$20,482	$20,482	$10,237	$10,237
Due from brokers	41,068	41,068	18,531	18,531
Reverse repurchase agreements	76,610	76,610	13,987	13,987
Liabilities
Repurchase agreements	1,225,905	1,225,905	1,323,080	1,323,080
Due to brokers	2,654	2,654	583	583
Cash includes cash held in an interest bearing overnight account for which fair value equals the carrying value and is considered a Level 1 asset. Due from brokers and Due to brokers include collateral transferred to or received from counterparties, along with receivables and payables for open and/or closed derivative positions. These balances consist primarily of cash and are short term in nature; fair value approximates carrying value and such balances are considered Level 1 assets and liabilities. The Company's repurchase and reverse repurchase agreements are carried at cost, which approximates fair value. Repurchase agreements and reverse repurchase agreements are classified as Level 2 assets and liabilities based on the adequacy of the collateral and their short term nature.
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
The following table details fair value of the Company's holdings of financial derivatives as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$558	$387
TBA securities sale contracts	17	89
Fixed payer interest rate swaps	5	2,518
Fixed receiver interest rate swaps	947	—
Swaptions	—	78
Total financial derivatives–assets, at fair value:	1,527	3,072
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(1)	(5)
TBA securities sale contracts	(1,158)	(1,669)
Fixed payer interest rate swaps	(15,255)	(7,026)
Total financial derivatives–liabilities, at fair value:	(16,414)	(8,700)
Total	$(14,887)	$(5,628)

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of September 30, 2015 and December 31, 2014:
September 30, 2015:

			Weighted Average
Remaining Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2016	$48,000	$(214)	0.80%	0.31%	1.02
2017	74,750	(815)	1.21	0.32	1.84
2018	71,529	(620)	1.11	0.30	2.54
2020	134,620	(2,402)	1.65	0.31	4.64
2022	27,700	(828)	2.04	0.33	6.57
2023	131,164	(4,222)	2.13	0.32	7.64
2024	12,900	(977)	2.73	0.31	8.70
2025	83,740	(2,021)	2.17	0.31	9.54
2043	26,000	(3,151)	3.04	0.32	27.65
Total	$610,403	$(15,250)	1.74%	0.31%	6.24
December 31, 2014:

			Weighted Average
Remaining Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2016	$48,000	$(91)	0.80%	0.23%	1.77
2017	74,750	(388)	1.21	0.24	2.59
2018	10,000	167	0.84	0.23	3.33
2020	23,500	471	1.42	0.23	5.38
2023	209,350	140	2.13	0.23	8.40
2024	12,900	(605)	2.73	0.23	9.45
2043	46,320	(4,202)	3.12	0.23	28.42
Total	$424,820	$(4,508)	1.87%	0.23%	8.56
The following tables provide information about the Company's fixed receiver interest rate swaps as of September 30, 2015. There were no fixed receiver interest rate swaps held as of December 31, 2014:
September 30, 2015:

			Weighted Average
Remaining Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$9,700	$947	0.29%	3.00%	9.80
Total	$9,700	$947	0.29%	3.00%	9.80

Interest Rate Swaptions
The following table provides information about the Company's swaptions as of December 31, 2014 The Company had no swaptions as of September 30, 2015.
December 31, 2014:

Option			Underlying Swap
Type	Fair Value	Months to Expiration	Notional Amount	Term (Years)	Fixed Rate
($ in thousands)
Straddle	$78	6.5	$9,700	10	3.00%
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
As of September 30, 2015 and December 31, 2014, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	September 30, 2015				December 31, 2014
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$78,601	$80,367	$80,925	$558	$53,319	$54,757	$55,144	$387
Liabilities	2,908	3,046	3,045	(1)	15,000	15,603	15,598	(5)
	81,509	83,413	83,970	557	68,319	70,360	70,742	382
Sale contracts:
Assets	(33,420)	(36,220)	(36,203)	17	(79,090)	(85,730)	(85,641)	89
Liabilities	(402,026)	(429,041)	(430,199)	(1,158)	(525,986)	(559,219)	(560,888)	(1,669)
	(435,446)	(465,261)	(466,402)	(1,141)	(605,076)	(644,949)	(646,529)	(1,580)
Total TBA securities, net	$(353,937)	$(381,848)	$(382,432)	$(584)	$(536,757)	$(574,589)	$(575,787)	$(1,198)

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in Financial derivatives-assets at fair value and Financial derivatives-liabilities at fair value on the Consolidated Balance Sheet.

The tables below detail the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the nine month period ended September 30, 2015 and the year ended December 31, 2014:

Derivative Type	Nine Month Period Ended September 30, 2015	Year Ended December 31, 2014
	(In thousands)
Interest rate swaps	$511,689	$566,379
TBAs	632,638	545,646
Interest rate swaptions	6,790	20,631
Gains and losses on the Company's financial derivatives for the three and nine month periods ended September 30, 2015 and 2014 are summarized in the tables below:

	Three Month Period Ended September 30, 2015
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(1,044)	$(19)	$(1,063)	$(1,066)	$(13,559)	$(14,625)
Swaptions		(500)	(500)		17	17
TBAs		(1,689)	(1,689)		(813)	(813)
Total	$(1,044)	$(2,208)	$(3,252)	$(1,066)	$(14,355)	$(15,421)

	Three Month Period Ended September 30, 2014
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(678)	$502	$(176)	$(1,475)	$(10)	$(1,485)
Swaptions		(935)	(935)		898	898
TBAs		(3,280)	(3,280)		2,867	2,867
Total	$(678)	$(3,713)	$(4,391)	$(1,475)	$3,755	$2,280

	Nine Month Period Ended September 30, 2015
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(3,900)	$(4,826)	$(8,726)	$(1,647)	$(8,147)	$(9,794)
Swaptions		(500)	(500)		(79)	(79)
TBAs		(6,612)	(6,612)		615	615
Total	$(3,900)	$(11,938)	$(15,838)	$(1,647)	$(7,611)	$(9,258)

	Nine Month Period Ended September 30, 2014
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(5,574)	$4,013	$(1,561)	$(1,315)	$(24,720)	$(26,035)
Swaptions		(935)	(935)		60	60
TBAs		(16,478)	(16,478)		(2,330)	(2,330)
Futures		19	19		—	—
Total	$(5,574)	$(13,381)	$(18,955)	$(1,315)	$(26,990)	$(28,305)
As of September 30, 2015, the Company also held short positions in U.S. Treasury securities, with a principal amount of $70.0 million and a fair value of $70.7 million. As of December 31, 2014, the Company also held short positions in U.S. Treasury securities, with a principal amount of $13.9 million and a fair value of $14.0 million.
6. Borrowings under Repurchase Agreements
The Company enters into repurchase agreements. A repurchase agreement involves the sale of an asset to a counterparty together with a simultaneous agreement to repurchase the transferred asset or similar asset from such counterparty at a future date. The Company accounts for its repurchase agreements as collateralized borrowings, with the transferred assets effectively serving as collateral for the related borrowing. The Company's repurchase agreements typically range in term from 30 to 180 days. The principal economic terms of each repurchase agreement—such as loan amount, interest rate, and maturity date—are typically negotiated on a transaction-by-transaction basis. Other terms and conditions, such as relating to events of default, are typically governed under the Company's master repurchase agreements. Absent an event of default, the Company maintains beneficial ownership of the transferred securities during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase agreement at which time the Company may enter into a new repurchase agreement at prevailing market rates with the same counterparty, repay that counterparty and possibly negotiate financing terms with a different counterparty, or choose to no longer finance the related asset. In response to a decline in the fair value of the transferred securities, whether as a result of changes in market conditions, security paydowns, or other factors, repurchase agreement counterparties will typically make a margin call, whereby the Company will be required to post additional securities and/or cash as collateral with the counterparty in order to re-establish the agreed-upon collateralization requirements. In the event of increases in fair value of the transferred securities, the Company generally can require the counterparty to post collateral with it in the form of cash or securities. The Company is generally permitted to sell or re-pledge any securities posted by the counterparty as collateral; however, upon termination of the repurchase agreement, or other circumstance in which the counterparty is no longer required to post such margin, the Company must return to the counterparty the same security that had been posted. The contractual amount (loan amount) of the Company's repurchase agreements approximates fair value, based on the short-term nature of the debt and the adequacy of the collateral.
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of September 30, 2015 and December 31, 2014, the Company had outstanding borrowings under repurchase agreements with thirteen and ten counterparties, respectively.

The following table details the Company's outstanding borrowings under repurchase agreements as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$472,278	0.43%	15	$437,633	0.33%	15
31-60 days	371,885	0.46	44	417,009	0.34	44
61-90 days	169,786	0.47	74	333,580	0.36	72
91-120 days	211,956	0.57	107	—	—	—
151-180 days	—	—	—	85,917	0.41	165
301-330 days	—	—	—	48,941	0.47	317
Total	$1,225,905	0.47%	48	$1,323,080	0.35%	60
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of September 30, 2015 and December 31, 2014, the fair value of Agency RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.3 billion and $1.4 billion, respectively. Collateral transferred under outstanding borrowings as of September 30, 2015 includes Agency RMBS in the amount of $34.6 million that were sold prior to period end but for which such sale had not yet settled. Collateral transferred under outstanding borrowings as of December 31, 2014 includes Agency RMBS in the amount of $41.8 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $15.2 million and additional securities with a fair value of $9.6 million as of September 30, 2015 as a result of margin calls from various counterparties. The Company posted additional net cash collateral of $5.7 million and additional securities with a fair value of $2.1 million as of December 31, 2014 as a result of margin calls from various counterparties. The Company also held investments with an aggregate value of approximately $0.4 million, as of December 31, 2014, which were received to satisfy collateral requirements for various repurchase agreements.
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

The following tables present information about certain assets and liabilities representing financial instruments as of September 30, 2015 and December 31, 2014. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
September 30, 2015:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$1,527	$(1,379)	$—	$—	$148
Reverse repurchase agreements	76,610	(76,610)	—	—	—
Liabilities:
Financial derivatives–liabilities	(16,414)	1,379	—	14,702	(333)
Repurchase agreements	(1,225,905)	76,610	1,134,134	15,161	—

(1)	In the Company's Consolidated Balance Sheet, all balances associated with the repurchase agreements and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of September 30, 2015 were $1.28 billion. As of September 30, 2015 total cash collateral on financial derivative liabilities excludes $8.6 million of net excess cash collateral.

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

8. Management Fees
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For both the three month periods ended September 30, 2015 and 2014, the total management fee incurred was approximately $0.6 million. For the nine month periods ended September 30, 2015 and 2014, the total management fee incurred was approximately $1.8 million and $1.7 million.
Effective January 1, 2015 the Company entered into a Third Amended and Restated Management Agreement with the Manager, which replaced and superseded the Second Amended and Restated Management Agreement. The Third Amended and Restated Management Agreement was adopted and executed for the primary purpose of redefining shareholders' equity. Shareholders' equity per the Second Amended and Restated Management Agreement had the definition as described below. Effective January 1, 2015, shareholders' equity is defined in the Third Amended and Restated Management Agreement, as of the end of any fiscal quarter, as (a) the sum of (1) the net proceeds from any issuances of common shares or other equity securities of the Company or the Operating Partnership (without double counting) since inception, plus (2) the Company's and the Operating Partnership's (without double counting) retained earnings or accumulated deficit calculated in accordance with U.S. GAAP at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that the Company or the Operating Partnership has paid to repurchase common shares, limited partnership interests in the Operating Partnership or other equity securities since inception. Shareholders' equity excludes (1) non-cash equity compensation expenses that have impacted shareholders' equity as reported in the financial statements prepared in accordance with U.S. GAAP, and (2) one-time events pursuant to changes in U.S. GAAP, and certain non-cash items not otherwise described above, in each case, after discussions between the Manager and the Company's independent trustees and approval by a majority of the Company's independent trustees.
From inception through December 31, 2014, Shareholders' equity was defined in the Second Amended and Restated Management Agreement, as of the end of any fiscal quarter, as (a) the sum of (1) the net proceeds from any issuances of common shares or other equity securities of the Company or the Operating Partnership (without double counting) since inception, plus (2) the Company's and the Operating Partnership's (without double counting) retained earnings or accumulated deficit calculated in accordance with U.S. GAAP at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that the Company or the Operating Partnership has paid to repurchase common shares, limited partnership interests in the Operating Partnership or other equity securities since inception. Shareholders' equity excludes (1) any unrealized gains, losses, or non-cash equity compensation expenses that have impacted shareholders' equity as reported in the financial statements prepared in accordance with U.S. GAAP, regardless of whether such items are included in net income, and (2) one-time events pursuant to changes in U.S. GAAP, and certain non-cash items not otherwise described above, in each case, after discussions between the Manager and the Company's independent trustees and approval by a majority of the Company's independent trustees.
9. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of September 30, 2015 and 2014, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three and nine month periods ended September 30, 2015 and 2014:

(In thousands except for share amounts)	Three Month Period Ended September 30, 2015	Three Month Period Ended September 30, 2014	Nine Month Period Ended September 30, 2015	Nine Month Period Ended September 30, 2014
Numerator:
Net income (loss)	$(4,817)	$3,533	$(949)	$17,344
Denominator:
Basic and diluted weighted average shares outstanding	9,140,452	9,141,892	9,146,301	9,140,533
Basic and Diluted Earnings Per Share	$(0.53)	$0.39	$(0.10)	$1.90

10. Related Party Transactions
Management Agreement
The Company is party to the Management Agreement, which provides for an initial term through September 24, 2017, and which will be renewed automatically each year thereafter for an additional one-year period, subject to certain termination rights. The Company is externally managed and advised by the Manager. Pursuant to the terms of the Management Agreement, the Manager provides the Company with its management team, including its officers and appropriate support personnel. The Company does not have any employees. The Manager is responsible for the day-to-day operations of the Company.
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
For the nine month periods ended September 30, 2015 and 2014, the Company reimbursed the Manager $1.2 million and $1.9 million, respectively, for previously incurred operating and compensation expenses.
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

11. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of September 30, 2015 and December 31, 2014, there were 9,135,021 and 9,149,274 common shares outstanding, respectively. No preferred shares have been issued.
On September 15, 2015, the Company's Board of Trustees authorized the issuance of 9,228 common shares to its independent trustees pursuant to director share award agreements. These shares will vest and become non-forfeitable on September 14, 2016.
The below table details cash dividends declared by the Board of Trustees during the nine month period ended September 30, 2015:

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.55	$5,032	March 11, 2015	March 31, 2015	April 27, 2015
Second Quarter	$0.55	$5,032	June 16, 2015	June 30, 2015	July 27, 2015
Third Quarter	$0.45	$4,111	September 15, 2015	September 30, 2015	October 26, 2015
The below table details cash dividends declared by the Board of Trustees during the nine month period ended September 30, 2014:

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.55	$5,027	March 12, 2014	March 31, 2014	April 28, 2014
Second Quarter	$0.55	$5,027	June 17, 2014	June 30, 2014	July 25, 2014
Third Quarter	$0.55	$5,032	September 11, 2014	September 30, 2014	October 27, 2014
On August 13, 2013, the Company's Board of Trustees approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and the Company's financial performance, among other considerations. During the quarter ended September 30, 2015, the Company made its first repurchases under the program, purchasing 23,481 common shares at an aggregate cost of $0.3 million, and an average price per share of $12.93.
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
12. Commitments and Contingencies
From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant contingencies at September 30, 2015.

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
We were formed through an initial strategic venture among affiliates of Ellington, an investment management firm and registered investment adviser with a 20-year history of investing in a broad spectrum of mortgage-backed securities and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." As of September 30, 2015, the Blackstone Funds owned approximately 28% of our outstanding common shares.
We are externally managed and advised by our Manager, an affiliate of Ellington.
We use leverage in our Agency RMBS strategy and, while we have not done so to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of September 30, 2015, we had outstanding borrowings under repurchase agreements in the amount of $1.2 billion with thirteen counterparties.

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
As of September 30, 2015, our book value per share was $16.20 as compared to $17.18 as of June 30, 2015 and $17.86 as of December 31, 2014.
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

•
Global Macroeconomic Events—Various macroeconomic events in the third quarter, particularly in China, led to increased volatility in global financial markets, a drop in long-term U.S. Treasury yields, and wider yield spreads in most credit-sensitive fixed income markets;

•
Housing and Mortgage Market Statistics—Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices showed modest year-to-date home price appreciation through August; meanwhile the Freddie Mac survey 30-year mortgage rate ended the third quarter at 3.85%, decreasing from 4.08% at the end of the second quarter;

•	Prepayment Rate Trends—Prepayment rates fell slightly during the third quarter of 2015 as compared to the second quarter, as a seasonal decline in purchase activity outweighed lower mortgage rates;

•
Government Sponsored Enterprise, or "GSE," and Government Agency Developments—The Federal Housing Finance Agency, or "FHFA," and the GSEs continued to announce program and policy changes and clarifications intended to increase mortgage credit availability;

•
Portfolio Overview and Outlook—With both Agency and non-Agency RMBS yield spreads widening in the face of declining interest rates and concerns of a weakening global economy, and with interest rate swap spreads narrowing significantly, our MBS assets significantly underperformed our interest rate hedges on a mark-to-market basis during the quarter. However, given their favorable prepayment characteristics and now-wider yield spreads, we believe that our specified pool portfolio is positioned to perform well in the current environment. More generally, we believe that the Agency RMBS market currently presents excellent investment opportunities for us, as wider yield spreads throughout the sector have led to larger net interest margins in many of our targeted asset classes.

Federal Reserve and U.S. Monetary Policy
Heading into the September meeting of the Federal Open Market Committee, or "FOMC," market participants and observers were nearly split on whether the FOMC would finally decide to raise short-term interest rates. Those predicting inaction ultimately prevailed, as the FOMC maintained the target range for the federal funds rate at 0% to 0.25%. In its September statement following the meeting, the FOMC also indicated that, based on its assessment of labor market conditions, inflationary pressures and expectations, and other factors, it will be appropriate to raise the target rate when it has seen further improvement in the labor market and is reasonably confident that inflation will move to its 2% inflation objective over the medium term. The FOMC also noted that it continues to expect that, with appropriate policy accommodation, economic activity will expand at a moderate pace. Currently the FOMC anticipates that economic conditions may warrant keeping the target rate below normal long-run levels for "some time," even once employment and inflation have reached levels consistent with the Federal Reserve's mandate.
In addition to its September statement, the FOMC also released its "dot plot" in its Summary of Economic Projections, an overview of FOMC participants' assessments of monetary policy going forward. The September dot plot was overall more "dovish" (i.e., in favor of keeping interest rates low) than it had been in June, and one FOMC member (out of 17) predicted that the target federal funds rate might actually become negative in the coming several months, an unprecedented prediction. In response to the FOMC's September announcement, yield spreads widened considerably in many fixed income markets, and equity markets declined in the face of increasing concerns over economic growth. On September 18, 2015, the day following the FOMC statement, the 10-year U.S. Treasury yield fell six basis points to 2.13%, and the S&P 500 Index fell 1.6%. Markets generally continued to decline through the end of the quarter, with the 10-year U.S. Treasury yield falling an additional 10 basis points, and with the S&P 500 falling an additional 1.9%, from September 18, 2015 through September 30, 2015.
Over the course of the entire third quarter, the 10-year U.S. Treasury yield fell by 31 basis points from 2.35% as of June 30, 2015 to 2.04% as of September 30, 2015. While interest rates have dropped overall since the Federal Reserve's initial taper announcement in December 2013, we believe that there remains substantial risk that interest rates will increase, driven by a tightening of Federal Reserve monetary policy in response to employment and economic growth in the United States and other factors. The risk of rising interest rates reinforces the importance of our ability, subject to our qualifying and maintaining our qualification as a REIT, to hedge interest rate risk in both our Agency RMBS and non-Agency MBS portfolios using a variety of tools, including TBAs, interest rate swaps, and various other instruments. Additional uncertainty surrounds the Federal Reserve's timeline to curtail its reinvestment of principal payments from its U.S. Treasury security and Agency RMBS holdings. The current pace of monthly reinvestments under this program is approximately $24 billion, thus providing significant market support.
Global Macroeconomic Events
Global financial markets continued to experience a heightened level of volatility in the third quarter, primarily driven by concerns regarding a slowdown in the growth of the Chinese economy. The Shanghai Stock Exchange Composite Index plunged 20% in the latter half of August, and ended August down 38% from its high on June 12, 2015. On August 25th, in response to this significant stock market volatility and signs of an overall economic slowdown, the People's Bank of China lowered benchmark interest rates for the fifth time since November 2014, and announced a selective cut in the reserve requirement ratio for banks, following three earlier reductions in 2015. U.S. equity markets also experienced significant volatility throughout the quarter, with the S&P 500 Index falling by more than 2% for three days in a row in August in response to the turmoil in Chinese markets. In a flight to quality, yields on long-term U.S. Treasury securities fell over the course of the quarter. While for the first part of the quarter the credit-sensitive sectors of the U.S. fixed income markets exhibited relative resilience in the face of the heightened global equity market volatility, in September most of the credit sensitive sectors experienced significant yield spread widening.
Housing and Mortgage Market Statistics
The following table demonstrates the decline in residential mortgage delinquencies and foreclosure inventory on a national level, as reported by CoreLogic in its August and July 2015 National Foreclosure Reports:

	As of
Number of Units (In thousands)	August 2015	August 2014
Seriously Delinquent Mortgages(1)	1,319	1,664
Foreclosure Inventory	470	629

(1)	Seriously Delinquent Mortgages are ninety days and over in delinquency and include foreclosures and real estate owned, or "REO," property.
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
Monthly housing starts provide another indicator of market fundamentals. The following table shows the trailing three-month average housing starts for the periods referenced:

	September 2015	June 2015
Single-family(1)	746	706
Multi-family(1)	408	437
(1) Shown in thousands of units:
Source: U.S. Census Bureau
As of September 2015, average single-family housing starts during the trailing three months rose 5.7% as compared to June 2015, while multi-family housing starts decreased by approximately 6.6% during the same period. Overall, privately-owned housing starts in September 2015 came in at a seasonally adjusted annual rate of 1,206,000 units, 17.5% higher than the September 2014 rate of 1,026,000 units, and marking the first month since October 2007 that this rate surpassed 1.2 million units.
Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for August 2015 showed that, on average, home prices had increased from May 2015 by 1.9% for its 20-City Composite and by 1.8% for its 10-City Composite. Home price appreciation has been relatively modest in 2014 and 2015, following strong appreciation in 2013. According to the report, home prices remain below the peak levels of 2006, but, on average, are back to their February 2005 and March 2005 levels for the 10- and 20-City Composites, respectively. Finally, as indicated in the table above, as of August 2015, the national inventory of foreclosed homes fell to 470,000 units, a 25.2% decline when compared to August 2014; this represented the forty-sixth consecutive month with a year-over-year decline and the lowest level since November 2007. As a result, there are many fewer unsold foreclosed homes overhanging the housing market than there were a year ago. We believe that near-term home price trends are more likely to be driven by fundamental factors such as economic growth, mortgage rates, and affordability, rather than by technical factors such as shadow inventory. Shadow inventory represents the number of properties that are seriously delinquent, in foreclosure, or held as REO by mortgage servicers, but not currently listed on a multiple listing service.
On October 2, 2015, the U.S. Bureau of Labor Statistics, or "BLS," reported that, in September 2015, the U.S. unemployment rate was 5.1%, falling from 5.3% in June 2015. Another, perhaps more relevant, measure of labor market conditions is employment growth, which slowed in August and September after relatively robust growth in the second quarter. The BLS reported that non-farm payrolls rose by 136,000 during August and by 142,000 during September. Thus far in 2015, job growth has averaged 198,000 jobs per month, while 2014 averaged 260,000 jobs per month. While it is difficult to quantify the relationship between employment data and the housing and mortgage markets, we believe that current levels of unemployment and job creation are generally supportive of the housing market. While the housing market is also currently supported by low mortgage rates, it faces a number of potential headwinds. These include high interest rate volatility, the constraining effects of still-tight credit standards on both housing starts and new loan originations, and the uneven pace of the recovery of the U.S. economy.
Prepayment Rate Trends
Prepayment rates fell slightly during the third quarter of 2015 as compared to the second quarter, primarily driven by a seasonal decline in housing turnover despite lower mortgage rates. The relatively muted level of prepayment activity as interest rates broadly declined in recent years has in large part been the result of: (i) home price declines during the financial crisis, which has left some borrowers with minimal or negative home equity; (ii) more restrictive underwriting guidelines, even for refinancings; and (iii) increased origination costs, especially related to underwriting and compliance. These factors have resulted in substantial variations in prepayment rates between Agency pools as a function of loan-to-value, or "LTV," ratio, loan balance, credit score, geography, property type, loan purpose, and other factors. In recognition of the importance of these underlying characteristics on prepayment behavior, the MBS market continues to promote the creation of "specified" Agency pools that emphasize or de-emphasize many of these characteristics, such as pools where the principal balance of every underlying mortgage loan is below $85,000. The Making Homes Affordable, or "MHA," refinancing program, which was initiated in response to the housing market crisis, has facilitated the origination of many of these kinds of specified Agency pools. The extension of the MHA refinancing program into 2015 should sustain creation of such pools in the coming years. We expect that the ongoing origination of Agency pools with a wide variety of loan characteristics will continue to create opportunities for us to exploit the resulting differences in prepayments.
The Freddie Mac survey 30-year fixed mortgage rate ended the third quarter at 3.85%, a 23-basis point decrease since the end of the second quarter. While the Refinance Index published by the Mortgage Bankers Association, or "MBA," rose steadily throughout most of the third quarter, it spiked 24% week-over-week for the week ended October 2, 2015 on account of the impending mortgage disclosure rule change known as the "TRID rule" (see below, "GSE/Government Agency Developments"). The spike was only temporary, as the following week the Refinance Index reverted back close to its previous level. Similarly, the MBA's Market Composite Index, a measure of mortgage application volume, also rose steadily during most of the third quarter, and experienced a comparable temporary jump at quarter-end. Existing home sales for the third quarter were 5.5 million units on a seasonally adjusted annualized basis, a 3.8% increase from the second quarter. By the end of the third quarter, monthly home sales had risen year-over-year for twelve consecutive months, and were 8.8% higher than a year earlier.

While refinancing activity overall has been relatively slow in recent periods as compared to earlier periods when mortgage rates were at comparable levels, recent trends suggest an ongoing divergence between the refinancing behavior of lower balance loans and higher balance loans. As illustrated in the figure below, the average loan size of refinance applications has increased over the past two years, with a 38.1% increase from September 2013 through September 2015. This steady increase in average loan sizes of mortgage refinances is reflective of a number of changes related to borrower behavior and mortgage credit availability in recent years.

MBA Refinance Index (Application Volume)
6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
Average Refinanced Loan Size ($ thousands, trailing 4-week average)
300
280
260
240
220
200
180
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
MBA Refinance Index
Average Refinanced Loan Size (Trailing 4-Week Average)

As shown in the figure above, higher loan balance borrowers tend to be more reactive to refinancing incentives, especially following steep declines in rates over a short period. After swift declines in mortgage rates in October 2014, January 2015, and March 2015, the average refinanced loan size spiked, reflecting a surge in higher loan balance borrowers reacting to the recent decline in mortgage rates. This greater prepayment sensitivity for higher loan size borrowers is well established, and is due in part to greater awareness among such borrowers about refinancing opportunities, as well as greater absolute dollar incentives to refinance relative to lower loan size borrowers.
Moreover, while overall mortgage credit availability continues to increase from the depressed levels that followed the financial crisis, credit availability for higher loan size borrowers has been particularly improving recently. In the past two years, a number of the largest lenders, including Bank of America, JP Morgan, Wells Fargo, and PNC Bank, have noticeably loosened lending standards for jumbo mortgage loans typically sought by more affluent borrowers, including lowering minimum FICO requirements and raising maximum LTVs. Affluent borrowers have also generally experienced greater improvements in their creditworthiness, thanks to rising asset prices and a strong rebound in high-end home prices, especially in wealthier cities such as New York and San Francisco. Jumbo mortgage loans have been a rare bright spot for the non-Agency mortgage origination sector in recent years, and for good reason given the excellent credit performance of jumbo mortgage loans originated since the financial crisis. Many banks are also competing more vigorously for affluent customers, in an effort to cross-sell other financial products such as investment and brokerage services. This competition has resulted in a narrowing of the spread between jumbo mortgage rates and conforming mortgage rates, further increasing the relative refinancing incentive for jumbo mortgage loans.
GSE/Government Agency Developments
On September 1, 2015, the changes to guarantee fees, or "g-fees," that the FHFA announced on April 17, 2015 went into effect. In April, the FHFA had announced that it would not change the general level of g-fees on new Fannie Mae and Freddie Mac originations, but that it would make certain minor and targeted fee adjustments, including removing the 25 basis point adverse market charge established in 2008, and applying small, targeted fee increases to a subset of Fannie Mae and Freddie Mac loans. G-fees are the fees charged by the GSEs to include mortgage loans in Agency pools, and thereby insure the mortgage loans against loss. Since these fees are passed on to borrowers whose loans are originated for inclusion in Agency pools, increased g-fees have the effect of reducing housing affordability for GSE borrowers, but potentially make it more attractive for private lenders to compete with the GSEs.
The FHFA continues to work with Fannie Mae and Freddie Mac to build a Common Securitization Platform, or "CSP," to be utilized by both agencies, which the FHFA believes will improve the liquidity of GSE securities and housing finance markets more broadly. On September 15, 2015, the FHFA released an update regarding details of the organization, structure, and timing of implementation of the CSP, which will occur in two phases. These phases will likely be implemented gradually over the next few years.
On October 3, 2015, the TILA-RESPA Integrated Disclosure, or "TRID," rule, issued by the Consumer Financial Protection Bureau, or "CFPB," went into effect for most residential real estate transactions. The TRID rule was developed at the direction of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or "Dodd-Frank Act." It integrates several mortgage loan disclosures into two new forms, a Loan Estimate form and a Closing Disclosure form, in an attempt to simplify the mortgage application process and to help borrowers better understand their mortgage terms.
On October 7, 2015, at the direction of the FHFA, Fannie Mae and Freddie Mac released their selling representation and warranty framework for origination defects and remedies, or the "remedies framework," in an effort to clarify rules relating to mortgage repurchases and to enable lenders to manage risk more effectively. This framework gives more clarity to lenders on their rights and responsibilities when selling or securitizing loans to or with the GSEs, specifically in regards to identifying and correcting origination defects, as well as repurchase alternatives. The framework will apply to whole loans purchased and mortgage loans delivered into mortgage-backed securities on or after January 1, 2016.
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
Portfolio Overview and Outlook
Agency
As of September 30, 2015, the value of our long Agency bond portfolio was $1.252 billion, as compared to $1.305 billion as of June 30, 2015.
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
Market volatility and uncertainty around the direction of interest rates continued in the third quarter. Slowing growth in the Chinese economy and weakening fundamentals in many emerging market economies spread fears of slower global growth, leading to a steep decline in long-term U.S. interest rates, a broad sell-off in global equity markets, and a significant widening in global credit spreads. Over the course of the quarter, financial markets were grappling with conflicting forces: on the one hand a global economy that was slowing, and on the other hand a U.S. economy that appeared strong enough for the Federal Reserve to begin tightening monetary policy in September. Despite concerns over Federal Reserve tightening, long-term U.S. interest rates declined sharply and the yield curve flattened as investors sought the safe haven of U.S. Treasury securities, and this trend continued when the Federal Reserve chose not to raise the target federal funds rate in September. The 10-year U.S. Treasury yield ended the third quarter sharply lower at 2.04% as compared to 2.35% at the end of the second quarter, a drop of

31 basis points, while the 2-year U.S. Treasury yield dropped only 1 basis point, from 0.64% to 0.63% over the course of the quarter. Interest rate swap rates decreased even more than U.S. Treasury yields, with 2-year and 10-year swap rates falling 16 basis points and 46 basis points, respectively, over the course of the quarter. Since the majority of our interest rate hedges were in the form of interest rate swaps, this further contributed to our third quarter mark-to-market losses. The average rate for a fixed rate 30-year conventional mortgage also decreased over the course of the third quarter, falling 0.23% to 3.85% as of September 30, 2015.
Yield spreads on Agency RMBS widened in the third quarter, especially in the latter part of the quarter. While Agency RMBS are not generally considered to have credit risk, their yield spreads nevertheless widened in the third quarter in sympathy with many credit-sensitive sectors, including corporate bonds and CMBS. Typically, the principal factor that drives the underperformance of Agency RMBS relative to interest rate swaps and U.S. Treasury securities is an actual or market anticipated increase in prepayments. While prepayments did increase slightly during the third quarter, they remain low relative to the absolute level of mortgage rates. Thus the yield spread widening of Agency RMBS was considered more technical in nature, as opposed to reflecting fundamental underperformance.
Interest rate swap spreads also exhibited an unusually high level of volatility during the quarter, with the 10-year swap spread to U.S Treasury securities actually becoming negative for the first time since 2010. These swap spread movements exacerbated the widening in yield spreads between Agency RMBS and interest rate swaps, which was the primary cause of the substantial underperformance of our Agency RMBS portfolio relative to our swap hedges during the third quarter. Specifically, for the quarter ended September 30, 2015, we had total net realized and unrealized gains of $5.5 million, or $0.60 per share, on our aggregate Agency RMBS portfolio, while we had total net realized and unrealized losses of $18.7 million, or $2.04 per share, on our interest rate hedging portfolio.
Notwithstanding the general underperformance of Agency RMBS relative to interest rate swaps during the third quarter, specified Agency pools performed well relative to their generic pool counterparts, as their inherent prepayment protection characteristics increased their attractiveness in light of falling interest rates and the heightened possibility of future prepayment increases. Over the course of the quarter, pay-ups on our specified pools increased to 0.99% as of September 30, 2015 from 0.81% as of June 30, 2015. Pay-ups are price premiums for specified pools relative to their TBA counterparts.
Over the course of the third quarter, TBA roll prices weakened. Because we generally carry a net short position in TBAs to hedge interest rate risk, this weakening augmented the performance of our Agency strategy. We actively traded our Agency RMBS portfolio during the third quarter in order to take advantage of volatility and to harvest modest gains. Our portfolio turnover for the quarter was 27% (as measured by sales and excluding paydowns), and we captured net realized gains of $0.6 million, excluding hedges.
During the third quarter, we continued to focus our Agency RMBS purchasing activity primarily on specified pools, especially those with higher coupons. As of September 30, 2015, the weighted average coupon on our fixed rate specified pools remained at 3.97%, essentially unchanged from its level at June 30, 2015. We also continued to be active in the reverse mortgage pool sector, and we added to our holdings during the quarter, as their yield spreads increased in sympathy with those of the broader market. Our Agency RMBS portfolio also continues to include a small allocation to Agency ARMs and Agency IOs. Notwithstanding the recent declines in interest rates, we believe that there remains a heightened risk of substantial interest rate and prepayment volatility in the near term, thus reinforcing the importance of our ability to hedge our risks using a variety of tools, including TBAs.
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
Our net Agency premium as a percentage of our long Agency RMBS holdings is one metric that we use to measure our overall prepayment risk. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on long Agency RMBS holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe we are exposed to market-wide increases in Agency RMBS prepayments. As of September 30, 2015, our net Agency premium as a percentage of fair value on long Agency RMBS holdings was approximately 4.8% as compared to 3.8%, as of June 30, 2015. Excluding TBA positions used to hedge our long Agency RMBS portfolio, our Agency premium as a percentage of fair value was approximately 7.0% and 6.4% as of September 30, 2015 and June 30, 2015, respectively. These percentages may fluctuate from period to period based on market factors, including interest rates and mortgage rates, as well as with respect to the net percentages, the degree to which we hedge prepayment risk with short TBAs.

We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
In the aftermath of the significant third quarter yield spread widening, and with prepayments remaining relatively muted despite continued low levels of mortgage rates, we believe that Agency RMBS currently offer very attractive net interest margins and overall relative value.
Non-Agency
As of September 30, 2015, the value of our long non-Agency portfolio was $28.9 million, as compared to $30.3 million as of June 30, 2015, representing a decrease of 4.6%.
Relative to certain other sectors of the fixed income market such as new issue CMBS and high-yield corporate credit, non-Agency RMBS performed well during the third quarter. Yield spread widening for non-Agency RMBS was relatively contained, as strong housing fundamentals continued to support the sector. We did not actively add to our non-Agency RMBS portfolio during the third quarter as we believe that given the heightened level of overall market volatility, more attractive entry points may emerge over the near to medium term. As of September 30, 2015, our investment in non-Agency RMBS was $28.9 million as compared to $30.3 million as of June 30, 2015.
Financing
During the third quarter, our cost of repo financing increased slightly. Our weighted average borrowing rate for the three months ended September 30, 2015 increased four basis points to 0.43%. Repo borrowing rates were generally slightly higher for most of the third quarter. However, following the September decision by the Federal Reserve not to raise the target federal funds rate, we saw a decline in the cost of repo borrowing, and this has persisted into the early part of the fourth quarter. As of September 30, 2015, the weighted average remaining term of our outstanding repo decreased to 48 days, down from 90 days as of June 30, 2015. At the end of each year, many lending banks trim their balance sheets in the face of capital constraints and in anticipation of issuing their year-end financial statements, and as a result financing that extends over year end tends to carry a higher interest spread premium. Towards the end of the third quarter, many of the opportunities that we were seeing to lock in financing past year end were, we believed, unattractive, even in the context of our expectations for year-end funding premiums. As a result, we intentionally shortened some of our repo maturities to avoid funding past year-end, on the belief that in the fourth quarter we would see more attractive opportunities to lock in our year-end funding. Under Dodd-Frank, bank capital treatment of repo transactions has become more onerous, thereby making it less attractive for banks to provide repo financing. While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as large banks, are becoming more active in providing repo financing. The vast majority of our outstanding repo financing is still provided by larger banks and dealers; however, in limited amounts, we have also entered into repo agreements with smaller non-bank dealers. In general, we continue to see strong appetite and competitive terms from both types of lenders.
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
Financial Condition
Investment portfolio
The following tables summarize our mortgage-backed securities portfolio of as of September 30, 2015 and December 31, 2014:
September 30, 2015:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$162,453	$7,874	$170,327	$1,585	$(88)	$171,824	3.37%	2.28%	5.04
20-year fixed rate mortgages	9,094	508	9,602	235	—	9,837	4.00%	2.89%	5.97
30-year fixed rate mortgages	894,774	55,922	950,696	15,628	(1,933)	964,391	4.08%	3.15%	7.94
Adjustable rate mortgages	36,782	2,415	39,197	96	(163)	39,130	4.12%	2.96%	5.64
Reverse mortgages	53,986	5,697	59,683	276	(418)	59,541	4.75%	2.57%	6.11
Interest only securities	n/a	n/a	8,229	167	(1,122)	7,274	3.84%	4.81%	2.12
Total Agency RMBS	1,157,089	72,416	1,237,734	17,987	(3,724)	1,251,997	4.00%	3.01%	7.00
Non-Agency RMBS	42,978	(15,187)	27,791	2,043	(939)	28,895	2.62%	8.43%	5.11
Total RMBS	$1,200,067	$57,229	$1,265,525	$20,030	$(4,663)	$1,280,892	3.95%	3.13%	6.93
December 31, 2014:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Weighted Average Life(Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$130,720	$6,304	$137,024	$1,113	$(109)	$138,028	3.40%	2.46%	5.43
20-year fixed rate mortgages	9,764	577	10,341	227	—	10,568	4.00%	3.04%	6.92
30-year fixed rate mortgages	1,042,550	61,089	1,103,639	20,379	(1,764)	1,122,254	4.09%	3.29%	8.48
Adjustable rate mortgages	41,710	2,813	44,523	90	(330)	44,283	4.60%	3.08%	5.97
Reverse mortgages	31,412	2,741	34,153	300	(28)	34,425	4.91%	2.56%	4.74
Interest only securities	n/a	n/a	10,780	1,190	(726)	11,244	4.04%	11.82%	2.68
Total Agency RMBS	1,256,156	73,524	1,340,460	23,299	(2,957)	1,360,802	4.05%	3.24%	7.54
Non-Agency RMBS	50,668	(20,377)	30,291	2,896	(686)	32,501	2.29%	10.76%	4.97
Total RMBS	$1,306,824	$53,147	$1,370,751	$26,195	$(3,643)	$1,393,303	3.99%	3.41%	7.45

(1)
Average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual lives of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

The vast majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency CMOs. Within this strategy, we generally target Agency RMBS pools that, taking into account their particular composition and based on our prepayment projections: (1) should generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) should have less prepayment sensitivity to government policy shocks and/or (3) should create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months when actual prepayment experience can be observed. As of both September 30, 2015 and December 31, 2014, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
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
Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of September 30, 2015 and December 31, 2014:

(In thousands)	September 30, 2015	December 31, 2014
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$558	$387
TBA securities sale contracts	17	89
Fixed payer interest rate swaps	5	2,518
Fixed receiver interest rate swaps	947	—
Swaptions	—	78
Total financial derivatives–assets, at fair value:	$1,527	$3,072
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	$(1)	$(5)
TBA securities sale contracts	(1,158)	(1,669)
Fixed payer interest rate swaps	(15,255)	(7,026)
Total financial derivatives–liabilities, at fair value:	$(16,414)	$(8,700)
Total	$(14,887)	$(5,628)
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
As of September 30, 2015, as part of our interest rate hedging program, we also held short positions in U.S. Treasury securities, with a total principal amount of $70.0 million and a fair value of $70.7 million. As of December 31, 2014, we also held short positions in U.S. Treasury securities, with a total principal amount of $13.9 million and a fair value of $14.0 million.
The composition and relative mix of instruments we use to hedge various risks may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of September 30, 2015 and December 31, 2014. We had no other borrowings outstanding.

	September 30, 2015			December 31, 2014
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$472,278	0.43%	15	$437,633	0.33%	15
31-60 days	371,885	0.46	44	417,009	0.34	44
61-90 days	169,786	0.47	74	333,580	0.36	72
91-120 days	211,956	0.57	107	—	—	—
151-180 days	—	—	—	85,917	0.41	165
301-330 days	—	—	—	48,941	0.47	317
Total	$1,225,905	0.47%	48	$1,323,080	0.35%	60
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of both September 30, 2015 and December 31, 2014, our borrowings consisted entirely of repurchase agreements collateralized by our Agency RMBS. Because our strategy is flexible, dynamic, and opportunistic, our overall leverage will vary over time. As of September 30, 2015 and December 31, 2014, our total debt-to-equity ratio was 8.28 to 1 and 8.10 to 1, respectively. Collateral transferred with respect to our outstanding repo borrowings as of September 30, 2015 and December 31, 2014 had an aggregate fair value of $1.3 billion and $1.4 billion, respectively, and was entirely comprised of Agency RMBS.
Shareholders' Equity
As of September 30, 2015, our shareholders' equity decreased to $148.0 million from $163.4 million as of December 31, 2014. This decrease principally consisted of dividends declared of $14.2 million, net loss of $0.9 million, and the repurchase of common shares of $0.3 million. As of September 30, 2015, our book value per share was $16.20 as compared to $17.86 as of December 31, 2014.

Results of Operations for the Three Month Periods Ended September 30, 2015 and 2014:
The following table summarizes our results of operations for the three month periods ended September 30, 2015 and 2014:

(In thousands except for per share amounts)	Three Month Period Ended September 30, 2015	Three Month Period Ended September 30, 2014
Net Interest income
Net interest income	$9,673	$10,363
Expenses
Management fees	557	574
Other operating expenses	718	720
Total expenses	1,275	1,294
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on mortgage-backed securities	5,458	(3,425)
Net realized and change in net unrealized gains (losses) on financial derivatives	(18,673)	(2,111)
Total Other Loss	(13,215)	(5,536)
Net Income (Loss)	$(4,817)	$3,533
Net Income (Loss) Per Common Share	$(0.53)	$0.39
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
The table below reconciles Core Earnings for the three month periods ended September 30, 2015 and 2014 to the line, Net Income (Loss), on our Consolidated Statement of Operations, which we believe is the most directly comparable U.S. GAAP measure:

(In thousands except for share amounts)	Three Month Period Ended September 30, 2015	Three Month Period Ended September 30, 2014
Net Income (Loss)	$(4,817)	$3,533
Less:
Net realized gains on mortgage-backed securities	596	2,030
Net realized losses on financial derivatives, excluding periodic payments(1)	(2,208)	(3,713)
Change in net unrealized gains (losses) on mortgage-backed securities	4,862	(5,455)
Change in net unrealized gains (losses) on financial derivatives, excluding accrued periodic payments(2)	(14,355)	3,755
Subtotal	(11,105)	(3,383)
Core Earnings	$6,288	$6,916
Weighted Average Shares Outstanding	9,140,452	9,141,892
Core Earnings Per Share	$0.69	$0.76

(1)
For the three month period ended September 30, 2015, represents Net realized gains (losses) on financial derivatives of $(3,252) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(1,044). For the three month period ended September 30, 2014, represents Net realized gains (losses) on financial derivatives of $(4,391) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(678). See Note 5 in the notes to the consolidated financial statements.

(2)
For the three month period ended September 30, 2015, represents Change in net unrealized gains (losses) on financial derivatives of $(15,421) less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(1,066). For the three month period ended September 30, 2014, represents Change in net unrealized gains (losses) on financial derivatives of $2,280 less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(1,475). See Note 5 in the notes to the consolidated financial statements.

Net Income (Loss)
We had net loss for the three month period ended September 30, 2015 of $(4.8) million, or $(0.53) per share, and we had Core Earnings of $6.3 million, or $0.69 per share. For the three month period ended September 30, 2014, we had net income of $3.5 million, or $0.39 per share, and we had Core Earnings of $6.9 million, or $0.76 per share. The decrease in net income period over period was principally due to an increase in net realized and unrealized losses on financial derivatives as well as a decline in net interest income. Reduced net interest income resulted in a commensurate decline in our Core Earnings.
Interest Income
Our portfolio as of each of September 30, 2015 and 2014 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $11.3 million and $11.5 million in interest income on these securities for the three month periods ended September 30, 2015 and 2014, respectively. The period-over-period decrease in interest income resulted primarily from lower average holdings of both Agency and non-Agency RMBS, partially offset by a positive "Catch-up Premium Amortization Adjustment." This positive Catch-up Premium Amortization Adjustment to interest income reflected the effects of a $0.9 million downward adjustment to premium amortization. This adjustment was caused by a reduction in actual and/or projected prepayments coming into the third quarter, and has the impact of increasing our interest income. However, the positive Catch-up Premium Amortization Adjustment to interest income was offset in overall net income by a corresponding $0.9 million downward adjustment to net realized and unrealized gains.
Interest Expense
For the three month periods ended September 30, 2015 and 2014, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities. Our total interest expense for the three month period ended September 30, 2015 was $1.6 million, of which $1.4 million represented interest expense on our repo borrowings and $0.2 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the three month period ended September 30, 2014 was $1.1 million, substantially all of which represented interest expense related to our repo borrowings. The period-over-period increase in our total interest expense was due to an increase in the average rate on our repo borrowings caused by slightly higher short-term interest rates, as well as an increase in interest expense paid on short positions in U.S. Treasury securities associated with our increase in the use of these instruments for hedging purposes. Our average outstanding repo borrowings for the three month period ended September 30, 2015 was $1.24 billion, resulting in an annualized cost of funds of 0.43%. Our average outstanding repo borrowings for the three month period ended September 30, 2014 was $1.25 billion, resulting in an annualized cost of funds of 0.34%.
The following table shows information related to our annualized average cost of funds for the three month periods ended September 30, 2015 and 2014.

($ in thousands)	Average Borrowed Funds	Interest Expense	Annualized Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
Three Month Period Ended September 30, 2015	$1,242,650	$1,357	0.43%	0.20%	0.51%
Three Month Period Ended September 30, 2014	$1,251,296	$1,072	0.34%	0.15%	0.33%
As an alternative measure of our cost of funds, we add to our repo interest cost the net periodic amounts paid or payable by us on our interest rate swaps and interest expense we incur on our short positions in U.S. Treasury securities, and express the total as an annualized percentage of our average outstanding borrowings. The total of our net periodic expense paid or payable under our interest rate swaps and the interest expense on our short positions in U.S. Treasury securities was $2.4 million for the three month period ended September 30, 2015, or 0.77% of our average outstanding borrowings on an annualized basis, thereby resulting in an annualized average cost of funds including interest rate swaps and short positions in U.S. Treasury securities of 1.21%. The total of our net periodic expense paid or payable under our interest rate swaps was $2.2 million for the three month period ended September 30, 2014, or 0.68% of our average outstanding borrowings on an annualized basis, thereby resulting in an annualized average cost of funds including interest rate swaps of 1.02%. This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.

Management Fees
For each of the three month periods ended September 30, 2015 and 2014, our management fee expense was approximately $0.6 million.
Other Operating Expenses
Other operating expenses include professional fees and various other expenses incurred in connection with the operation of our business. Other operating expenses for each of the three month periods ended September 30, 2015 and 2014 was approximately $0.7 million. Our expense ratio, which represents our management fees and other operating expenses as a percentage of our average shareholders' equity, was 3.3% and 3.0% on an annualized basis for each of the three month periods ended September 30, 2015 and 2014, respectively.
Other Loss
Other loss consisted of net realized and net change in unrealized gain (losses) on mortgage-backed securities and financial derivatives. For the three month period ended September 30, 2015, other loss was $13.2 million, and consisted of net realized and change in net unrealized gains (losses) of approximately $(18.7) million on our financial derivatives, partially offset by net realized and change in net unrealized gains (losses) of $5.5 million on our mortgage-backed securities, primarily our Agency RMBS. The performance of the hedging side of our portfolio was weakened by both declining interest rates and high levels of interest rate volatility during the quarter, and exceeded net realized and unrealized gains on our Agency RMBS. Yield spreads on both Agency and non-Agency RMBS widened in sympathy with most fixed income sectors in response to increased volatility in the global financial markets. Other loss for the three month period ended September 30, 2014 was $5.5 million and consisted of net realized and change in net unrealized gains (losses) of $(3.4) million on our mortgage-backed securities, principally our Agency RMBS, and net realized and change in net unrealized gains (losses) of approximately $(2.1) million on our financial derivatives.
Results of Operations for the Nine Month Periods Ended September 30, 2015 and 2014:
The following table summarizes our results of operations for the nine month periods ended September 30, 2015 and 2014:

(In thousands except for per share amounts)	Nine Month Period Ended September 30, 2015	Nine Month Period Ended September 30, 2014
Net Interest income
Net interest income	$27,016	$31,672
Expenses
Management fees	1,759	1,733
Other operating expenses	2,196	2,272
Total expenses	3,955	4,005
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on mortgage-backed securities	1,086	36,937
Net realized and change in net unrealized gains (losses) on financial derivatives	(25,096)	(47,260)
Total Other Loss	(24,010)	(10,323)
Net Income (Loss)	$(949)	$17,344
Net Income (Loss) Per Common Share	$(0.10)	$1.90
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
The table below reconciles Core Earnings for the nine month periods ended September 30, 2015 and 2014 to the line, Net Income (Loss), on our Consolidated Statement of Operations, which we believe is the most directly comparable U.S. GAAP measure:

(In thousands except for share amounts)	Nine Month Period Ended September 30, 2015	Nine Month Period Ended September 30, 2014
Net Income (Loss)	$(949)	$17,344
Less:
Net realized gains (losses) on mortgage-backed securities	8,760	(613)
Net realized losses on financial derivatives, excluding periodic payments(1)	(11,938)	(13,381)
Change in net unrealized gains (losses) on mortgage-backed securities	(7,674)	37,550
Change in net unrealized gains (losses) on financial derivatives, excluding accrued periodic payments(2)	(7,611)	(26,990)
Subtotal	(18,463)	(3,434)
Core Earnings	$17,514	$20,778
Weighted Average Shares Outstanding	9,146,301	9,140,533
Core Earnings Per Share	$1.91	$2.27

(1)
For the nine month period ended September 30, 2015, represents Net realized gains (losses) on financial derivatives of $(15,838) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(3,900). For the nine month period ended September 30, 2014, represents Net realized gains (losses) on financial derivatives of $(18,955) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(5,574). See Note 5 in the notes to the consolidated financial statements.

(2)
For the nine month period ended September 30, 2015, represents Change in net unrealized gains (losses) on financial derivatives of $(9,258) less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(1,647). For the nine month period ended September 30, 2014, represents Change in net unrealized gains (losses) on financial derivatives of $(28,305) less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(1,315). See Note 5 in the notes to the consolidated financial statements.

Net Income (Loss)
We had net loss for the nine month period ended September 30, 2015 of $(0.9) million, or $(0.10) per share, and we had Core Earnings of $17.5 million, or $1.91 per share. For the nine month period ended September 30, 2014, we had net income of $17.3 million, or $1.90 per share, and we had Core Earnings of $20.8 million, or $2.27 per share. The decrease in net income period over period was principally due to a decrease in net interest income and net realized and unrealized gains on mortgage-backed securities. Reduced net interest income resulted in a commensurate decline in our Core Earnings.
Interest Income
Our portfolio as of both September 30, 2015 and 2014 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $31.4 million and $35.0 million in interest income on these securities for the nine month periods ended September 30, 2015 and 2014, respectively. The period-over-period decrease in interest income resulted from lower yields and lower average holdings on both our Agency and non-Agency RMBS.
Interest Expense
For the nine month periods ended September 30, 2015 and 2014, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities. Our total interest expense for the nine month period ended September 30, 2015 was $4.4 million, of which $3.7 million represented interest expense on our repo borrowings and approximately $0.7 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the nine month period ended September 30, 2014 was $3.3 million, substantially all of which represented interest expense on our repo borrowings. The period-over-period increase in our total interest expense was mainly due to an increase in interest expense paid on short U.S. Treasury securities associated with an increase in the use of these instruments for hedging purposes. Our average outstanding repo borrowings for the nine month period ended September 30, 2015 was $1.24 billion, resulting in an annualized average cost of funds of 0.39%. Our average outstanding repo borrowings for the nine month period ended September 30, 2014 was $1.25 billion, resulting in an annualized average cost of funds of 0.35%.

The following table shows information related to our annualized average cost of funds for the nine month periods ended September 30, 2015 and 2014.

($ in thousands)	Average Borrowed Funds	Interest Expense	Annualized Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
Nine Month Period Ended September 30, 2015	$1,243,157	$3,666	0.39%	0.18%	0.44%
Nine Month Period Ended September 30, 2014	$1,250,334	$3,277	0.35%	0.15%	0.33%
As an alternative measure of our cost of funds, we add to our repo interest cost the net periodic amounts paid or payable by us on our interest rate swaps and interest expense we incur on our short positions in U.S. Treasury securities and express the total as an annualized percentage of our average outstanding borrowings. The total of our net periodic expense paid or payable under our interest rate swaps and our interest expense on our short positions in U.S. Treasury securities was $6.4 million for the nine month period ended September 30, 2015, or 0.68% of our average outstanding borrowings on an annualized basis, thereby resulting in an annualized average cost of funds including interest rate swaps and short positions in U.S. Treasury securities of 1.08%. The total of our net periodic expense paid or payable under our interest rate swaps was $6.9 million for the nine month period ended September 30, 2014, or 0.74% of our average outstanding borrowings on an annualized basis, thereby resulting in an annualized average cost of funds including interest rate swaps of 1.09%. This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.
Management Fees
For the nine month periods ended September 30, 2015 and 2014, our management fee expense was approximately $1.8 million and $1.7 million, respectively.
Other Operating Expenses
Other operating expenses include professional fees and various other expenses incurred in connection with the operation of our business. Other operating expenses for the nine month periods ended September 30, 2015 and 2014 were approximately $2.2 million and $2.3 million, respectively. Our expense ratio, which represents our management fees and other operating expenses as a percentage of our average shareholders' equity, was 3.3% on an annualized basis for the nine month period ended September 30, 2015, as compared to 3.2% for the nine month period ended September 30, 2014. The increase in our annualized expense ratio is due to a lower current capital base.
Other Loss
Other loss consisted of net realized and net change in unrealized gain (losses) on mortgage-backed securities and financial derivatives. For the nine month period ended September 30, 2015, other loss was $24.0 million, and consisted of net realized and change in net unrealized gains (losses) of $(25.1) million on our financial derivatives and by net realized and change in net unrealized gains (losses) of approximately $1.1 million on our mortgage-backed securities, primarily our Agency RMBS. The first nine months of 2015 have been marked by significant interest rate volatility. Over the course of 2015, interest rates have moved both sharply higher and sharply lower, and overall, have resulted in net losses on our financial derivatives, most notably our interest rate swaps. Since, over the course of the nine month period ended September 30, 2015, we have been using a greater amount of interest rate swaps relative to short TBAs to hedge interest rate risk, we have had to much more actively adjust our interest rate hedges as interest rates have moved sharply higher and lower. This increased interest rate swap adjustment activity, coupled with the significant overall decline in swap spreads, led to losses on our interest rate swaps over the period. Even though yield spreads widened on both Agency and non-Agency RMBS over the period, the decline in interest rates slightly more than offset that widening, enabling us to generate a small amount of net realized and unrealized gains on our mortgage-backed securities, as stated above. Other loss for the nine month period ended September 30, 2014 was $10.3 million and consisted of net realized and change in net unrealized gains (losses) of $(47.3) million on our financial derivatives, partially offset by net realized and change in net unrealized gains (losses) of approximately $36.9 million on our mortgage-backed securities, principally our Agency RMBS.
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
As of September 30, 2015 and December 31, 2014, we had $1.2 billion and $1.3 billion, respectively, outstanding under our repurchase agreements. As of September 30, 2015, we had MRAs in place with fifteen counterparties and our outstanding repurchase agreements were with thirteen counterparties.
Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table reflects counterparties for which the amounts at risk relating to our repurchase agreements was greater than 5% of shareholders' equity as of September 30, 2015 and December 31, 2014.
September 30, 2015:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
J.P. Morgan Securities Inc.	$19,930	77	13.5%
Deutsche Bank Securities	$12,329	25	8.3%
RBC Capital Markets LLC	$12,013	42	8.1%

(1)	Amounts at risk exclude, in aggregate, $1.7 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
December 31, 2014:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
Bank of America Securities	$15,754	69	9.6%
J.P. Morgan Securities Inc.	$12,012	27	7.4%
Deutsche Bank Securities	$11,919	55	7.3%
RBC Capital Markets LLC	$10,374	113	6.3%

(1)	Amounts at risk exclude, in aggregate, $2.7 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of September 30, 2015 and December 31, 2014, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 4.7% and 4.5%, respectively. As of both September 30, 2015 and December 31, 2014, all of our repo borrowings were related to our Agency RMBS.

The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for 2015, 2014, and 2013. There were no borrowings under repurchase agreements prior to May 2013.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
September 30, 2015	$1,225,905	$1,242,650	$1,248,604
June 30, 2015	1,264,479	1,247,617	1,269,551
March 31, 2015	1,211,110	1,239,167	1,255,568
December 31, 2014	1,323,080	1,275,874	1,323,080
September 30, 2014	1,233,333	1,251,296	1,275,122
June 30, 2014	1,285,593	1,239,899	1,285,593
March 31, 2014	1,281,470	1,259,901	1,281,470
December 31, 2013	1,310,347	1,304,452	1,310,347
September 30, 2013	1,292,946	1,296,042	1,371,881
June 30, 2013(1)	1,215,696	550,721	1,215,696

(1)
For the quarter ended June 30, 2013 the significant increase between average borrowings outstanding and total borrowings at June 30, 2013 was due to the deployment of proceeds from our initial public offering of common shares in May 2013 into investment in RMBS which we financed through repurchase agreements.

We held cash and cash equivalents of approximately $40.5 million and $45.2 million as of September 30, 2015 and December 31, 2014, respectively.
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
Nine Month Period Ended September 30, 2015

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.55	$5,032	March 11, 2015	March 31, 2015	April 27, 2015
Second Quarter	$0.55	$5,032	June 16, 2015	June 30, 2015	July 27, 2015
Third Quarter	$0.45	$4,111	September 15, 2015	September 30, 2015	October 26, 2015
Nine Month Period Ended September 30, 2014

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.55	$5,027	March 12, 2014	March 31, 2014	April 28, 2014
Second Quarter	$0.55	$5,027	June 17, 2014	June 30, 2014	July 25, 2014
Third Quarter	$0.55	$5,032	September 11, 2014	September 30, 2014	October 27, 2014
For the nine month period ended September 30, 2015, our operating activities provided net cash of $9.7 million and our investing activities provided net cash of $98.1 million. Our repo activity used to finance our Agency RMBS (including repayments, in conjunction with the sales of Agency RMBS, of amounts borrowed under our repurchase agreements) used net cash of $97.2 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $10.6 million. We used $15.1 million to pay dividends and $0.3 million for the repurchase of common shares. As a result of these activities, there was a decrease in our cash holdings of $4.8 million from $45.2 million as of December 31, 2014 to $40.5 million as of September 30, 2015.

For the nine month period ended September 30, 2014, our operating activities provided net cash of $11.0 million and our investing activities provided net cash of $81.8 million. Our repo activity used to finance our Agency RMBS (including repayments, in conjunction with the sales of Agency RMBS, of amounts borrowed under our repurchase agreements) used net cash of $77.0 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $15.8 million for the nine month period ended September 30, 2014. We used $14.6 million to pay dividends and $0.2 million to pay offering costs. As a result of these activities, there was an increase in our cash holdings of $1.0 million from $50.1 million as of December 31, 2013 to $51.1 million as of September 30, 2014.
On August 13, 2013, our Board of Trustees approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. During the quarter ended September 30, 2015, we made our first repurchases under the program, purchasing 23,481 common shares at an average price per share of $12.93 for an aggregate cost of approximately $0.3 million.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of each of September 30, 2015 and December 31, 2014, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of September 30, 2015 we had $1.2 billion of outstanding borrowings with thirteen counterparties and as of December 31, 2014 we had $1.3 billion of outstanding borrowings with ten counterparties. As of September 30, 2015, we had MRAs with fifteen counterparties. We expect to continue to have discussions with various other financial institutions in order to expand our repurchase agreement capacity.
Off-Balance Sheet Arrangements
As of September 30, 2015 and December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
Interest Rate Risk
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with most of our assets and liabilities. For some securities in our portfolio, the coupon interest rates on, and therefore also the values of, such securities are highly sensitive to interest rate movements, such as inverse floating rate RMBS, which benefit from falling interest rates. Our repurchase agreements generally have maturities of up to 180 days and carry interest rates that are determined by reference to LIBOR or similar short-term benchmark rates for those same periods. Whenever one of our fixed rate repo borrowings matures, it will generally be replaced with a new fixed rate repo borrowing based on market interest rates prevailing at such time. Subject to qualifying and maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we opportunistically hedge our interest rate risk by entering into interest rate swaps, TBAs, U.S. Treasury securities, Eurodollar and U.S. Treasury futures, and other instruments. In general, such hedging instruments are used to offset the large majority of the interest rate risk we estimate to arise from our repurchase agreement indebtedness associated with our Agency RMBS positions. Hedging instruments may also be used to offset a portion of the interest rate risk arising from our repurchase agreement liabilities associated with non-Agency RMBS positions, if any.
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of September 30, 2015, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in Value for a Decrease in Interest Rates by		Estimated Change in Value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS, excluding TBAs	$20,419	$34,274	$(26,983)	$(60,531)
TBAs	(2,832)	(3,080)	5,417	13,418
Non-Agency RMBS	350	713	(336)	(658)
U.S. Treasury Securities, Interest Rate Swaps, and Swaptions	(19,242)	(39,367)	18,359	35,836
Repurchase and Reverse Repurchase Agreements	(751)	(800)	794	1,588
Total	$(2,056)	$(8,260)	$(2,749)	$(10,347)
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our September 30, 2015 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Special Note Regarding Forward-Looking Statements."
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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
On September 15, 2015, we issued 2,307 restricted common shares to each of Robert B. Allardice, III, David Miller, Thomas Robards, and Ronald I. Simon, Ph.D., as compensation for serving as trustees. These restricted share grants were made pursuant to our 2013 Equity Incentive Plan and such grants were exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(2) of the Securities Act.
Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(In thousands)
July 1, 2015 - July 31, 2015	—	$—	—	$10,000
August 1, 2015 - August 31, 2015	22,881	12.93	22,881	9,704
September 1, 2015 - September 30, 2015	600	12.78	600	9,696
Total	23,481	$12.93	23,481	$9,696
On August 13, 2013, our Board of Trustees approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations.

Item 5. Other Information
ITRA Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the fiscal quarter ended September 30, 2015, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA"). During the fiscal quarter ended September 30, 2015, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Blackstone Tactical Opportunities EARN Holdings L.L.C., an affiliate of The Blackstone Group L.P. ("Blackstone"), is a holder of approximately 28% of the outstanding equity interests of our Common Shares and has a representative on our Board of Trustees. Accordingly, Blackstone may be deemed an "affiliate" of us, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone that it may include in its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 disclosures pursuant to ITRA regarding two of its portfolio companies that may be deemed to be affiliates of Blackstone. Because of the broad definition of "affiliate" in Exchange Act Rule 12b-2, these portfolio companies of Blackstone, through Blackstone's ownership of us, may also be deemed to be affiliates of ours.
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
The gross revenue and net profit attributable to these activities in the quarter ended September 30, 2015 were approximately $133,000 and $94,000, respectively."
We have also reproduced below the disclosure of Hilton Worldwide Holdings Inc., or Hilton, as provided to us by Blackstone. Hilton may be considered an affiliate of Blackstone. We have no involvement in or control over the activities of Hilton, any of its predecessor companies or any of its subsidiaries, and we have not independently verified or participated in the preparation of this disclosure.
"During the fiscal quarter ended September 30, 2015, an Iranian governmental delegation stayed at the Transcorp Hilton Abuja for one night. The stays were booked and paid for by the government of Nigeria. The hotel received revenues of approximately $5,320 from these dealings. Net profit to Hilton Worldwide Holdings Inc. ("Hilton") from these dealings was approximately $495. Hilton believes that the hotel stays were exempt from the Iranian Transactions and Sanctions Regulations, 31 C.F.R. Part 560, pursuant to the International Emergency Economic Powers Act ("IEEPA") and under 31 C.F.R. Section 560.210 (d). The Transcorp Hilton Abuja intends to continue engaging in future similar transactions to the extent they remain permissible under applicable laws and regulations."

Management Agreement Amendment
On November 3, 2015, Ellington Residential Mortgage REIT (the "Company"), for itself and on behalf of each of the Company's current and future subsidiaries, and Ellington Residential Mortgage Management LLC (the "Manager") entered into the Fourth Amended and Restated Management Agreement (the "Amended Management Agreement"). The Amended Management Agreement was amended to refine the definition of "Shareholders' Equity" set forth therein and to revise the date as of which the termination fee would be calculated in the event of a termination or non-renewal of the Amended Management Agreement. The Amended Management Agreement, which amends, restates and supersedes in all respects that certain Third Amended and Restated Management Agreement between the Company and the Manager, dated as of December 17, 2014.
A copy of the Amended Management Agreement is filed as Exhibit 10.1 hereto and incorporated herein by reference.

Item 6. Exhibits

Exhibit	Description
10.1	Fourth Amended and Restated Management Agreement by and among Ellington Residential Mortgage REIT and Ellington Residential Mortgage Management LLC, dated as of November 3, 2015

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the nine month period ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	November 4, 2015	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	November 4, 2015	By:	/s/ LISA MUMFORD
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Fourth Amended and Restated Management Agreement by and among Ellington Residential Mortgage REIT and Ellington Residential Mortgage Management LLC, dated as of November 3, 2015

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the nine month period ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.