Form 10-K
period 2015-12-31
Ellington Residential Mortgage REIT
filed 2016-03-10
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common shares held by non-affiliates was $92,034,600 based on the closing price as reported by the New York Stock Exchange on that date.
Number of the registrant's common shares outstanding as of March 4, 2016: 9,117,183
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement with respect to its 2016 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III hereof as noted therein.

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I
Item 1. Business
Except where the context suggests otherwise, "EARN," "we," "us," and "our" refer to Ellington Residential Mortgage REIT and its subsidiaries, including Ellington Residential Mortgage LP, our operating partnership subsidiary, which we refer to as our "Operating Partnership." We hold all of our assets and conduct all of our operations through our Operating Partnership. "Manager" refers to Ellington Residential Mortgage Management LLC, our external manager, and "Ellington" refers to Ellington Management Group, L.L.C. and its affiliated investment advisory firms, including our Manager. In certain instances, references to our Manager and services to be provided to us by our Manager may also include services provided by Ellington and its other affiliates from time to time. In certain instances, references to our Manager and services to be provided to us by our Manager may also include services provided by Ellington and its other affiliates from time to time. References to "Blackstone" mean The Blackstone Group LP. The "Blackstone Funds" means the group of funds that are managed by an affiliate of Blackstone and that helped form, and have a substantial investment in, our company.
Special Note Regarding Forward-Looking Statements
When used in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission ("SEC") or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as "believe," "expect," "anticipate," "estimate," "project," "plan," "continue," "intend," "should," "would," "could," "goal," "objective," "will," "may," "seek" or similar expressions, are intended to identify "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934, as amended, or the "Exchange Act," and, as such, may involve known and unknown risks, uncertainties and assumptions.
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; our use of and dependence on leverage; future changes with respect to Fannie Mae and Freddie Mac and related events, including the lack of certainty as to the future roles of these entities and the U.S. Government in the mortgage market and changes to legislation and regulations affecting these entities; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities we own and intend to acquire; changes in rates of default and/or recovery rates on our non-Agency assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act"); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of this Annual Report on Form 10-K, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
We were formed through an initial strategic venture among affiliates of Ellington, an investment management firm and registered investment adviser with a 21-year history of investing in a broad spectrum of mortgage-backed securities, or "MBS,"

and related derivatives, and the Blackstone Funds. These initial investors made an aggregate investment of approximately $31.5 million on September 25, 2012. On May 6, 2013, we closed our initial public offering of our common shares of beneficial interest, $0.01 par value per share, or "common shares," pursuant to which we sold 6,450,000 of our common shares to the public at a price of $20.00 per share. Concurrent with the initial public offering, we completed a private placement with our initial investors pursuant to which we issued 1,050,000 common shares at a price of $20.00 per share, resulting in gross proceeds of $21.0 million. Total gross proceeds from the initial public offering and concurrent private placement were $150.0 million. Proceeds, net of offering costs, were approximately $148.5 million.
We have elected to be taxed as a real estate investment trust, or "REIT," for U.S. federal income tax purposes. We intend to maintain our exclusion from registration under the Investment Company Act.
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
Our Manager is responsible for administering our business activities and day-to-day operations and, pursuant to a services agreement between our Manager and Ellington, relies on the resources of Ellington to support our operations. Ellington has well-established portfolio management resources for each of our targeted asset classes and an established infrastructure supporting those resources. Through our relationship with our Manager, we benefit from Ellington's highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community, financial and capital structuring skills, investment surveillance capabilities, and operational expertise. Ellington's analytic approach to the investment process involves collection of substantial amounts of data regarding historical performance of RMBS collateral and RMBS market transactions. Ellington analyzes this data to identify possible relationships and trends, and develops financial models used to support our investment and risk management process. In addition, throughout Ellington's 21-year history of investing in RMBS and related derivatives, it has developed strong relationships with a wide range of dealers and other market participants that provide Ellington access to a broad range of trading opportunities and market information. As a result, Ellington provides us with access to a wide variety of asset acquisition and disposition opportunities and information that assist us in making asset management decisions across our targeted asset classes, which we believe provides us with a significant competitive advantage. We also benefit from Ellington's finance, accounting, operations, legal, compliance, and administrative functions.
As of December 31, 2015, Ellington employed over 160 employees and had assets under management of approximately $6.1 billion, of which (i) approximately $4.5 billion was comprised of our company, as well as Ellington Financial LLC, a specialty finance company listed on the New York Stock Exchange, or "NYSE," under the ticker "EFC," and various hedge funds and other alternative investment vehicles that employ financial leverage, and (ii) approximately $1.6 billion was comprised of accounts that do not employ financial leverage.
Our Strategy
We intend to capitalize on current market opportunities by utilizing an opportunistic strategy that we believe will enable us to generate attractive current yields and risk-adjusted total returns for our shareholders. In particular, our strategy consists of:

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
We believe that our Manager is uniquely qualified to implement our strategy. Our strategy is consistent with Ellington's investment approach, which is based on its distinctive strengths in sourcing, analyzing, trading and hedging for complex MBS and other mortgage- and non-mortgage-related products. Furthermore, we believe that Ellington's extensive experience in buying, selling, analyzing, and structuring fixed income securities, coupled with its broad access to market information and trading flows, provides us with a steady flow of opportunities to acquire assets with favorable trade executions.

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
Valuation of Assets
Our Manager's valuation process is subject to the oversight of our Manager's Valuation Committee as well as the oversight of the independent members of our Board of Trustees. See Note 2 of the notes to the consolidated financial statements included in this report for a complete discussion of our valuation process.
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
Interest Rate Hedging
We opportunistically manage our interest rate risk by using various hedging strategies to mitigate such risks, subject to maintaining our qualification as a REIT and maintaining our exclusion from registration as an investment company under the Investment Company Act. The interest rate hedging instruments that we use and may use in the future include, without limitation:

•	interest rate swaps (including floating-to-fixed, fixed-to-floating, or more complex swaps such as floating-to-inverse floating, callable or non-callable);

•	TBAs;

•	CMOs;

•	U.S. Treasury securities;

•	futures and forward contracts; and

•	other derivatives on interest rates, including swaptions and other options on any of the foregoing.
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
Liquidity Management
As part of the risk management and liquidity management functions that our Manager performs for us, our Manager computes a "cash buffer," which, at any given point in time, represents the amount of our free cash in excess of what our Manager estimates would conservatively be required, especially in times of market dislocation, to support our particular assets and liabilities at such time. Thus, rather than focusing solely on our leverage, our Manager typically seeks to maintain a positive cash buffer. However, our Manager is not required to maintain a positive cash buffer and may choose not to maintain a positive cash buffer at certain times, for example, if it believes there are compelling market opportunities to pursue.
Our Financing Strategies and Use of Leverage
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. In a repurchase agreement, we will sell an asset to a counterparty at a discounted value, or the loan amount, and simultaneously agree to repurchase the same asset from such counterparty at a future date at a price equal to the loan amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repurchase agreements are accounted for as collateralized borrowings. During the term of a repurchase agreement, we will generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our repurchase agreements are often used to purchase the asset subject to the transaction, our financing arrangements do not restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our repurchase agreement arrangements will typically be documented under the standard form master repurchase agreement of the Securities Industry and Financial Markets Association, with the ability for both parties to request margin (i.e., to demand that the other party post additional collateral or repay a portion of the funds advanced) should the value of the underlying assets and posted collateral change. As the value of our collateral fluctuates, we and our repurchase agreement counterparties will be required to post additional margin collateral to each other from time to time as part of the normal course of our business. Our repurchase agreement financing counterparties will generally have the right, to varying degrees, to determine the value of the underlying collateral for margining purposes, subject to the terms and conditions of our agreement with the counterparty, including in certain cases our right to dispute the counterparty's valuation determination. As of December 31, 2015, we had approximately $1.2 billion outstanding under repurchase agreements with thirteen counterparties, and given that we had approximately $144.9 million of shareholders' equity as of December 31, 2015, our debt-to-equity ratio was 8.4 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings.
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
Management Agreement
Upon our inception in September 2012, we entered into a management agreement with our Manager pursuant to which our Manager provides for the day-to-day management of our operations. The management agreement, which was most recently amended and restated effective November 3, 2015, requires our Manager to manage our business affairs in conformity with policies and investment guidelines that are approved and monitored by our Board of Trustees. Our Manager is subject to the direction and oversight of our Board of Trustees. Our Manager is responsible for, among other things:

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
Management Fees
We and our Manager amended the management agreement effective November 3, 2015, to refine the definition of "Shareholders' Equity" set forth therein and to revise the date as of which the termination fee would be calculated in the event of a termination or non-renewal of the management agreement. See Note 9 to the notes to the consolidated financial statements included in this report.
We and our Manager had previously amended the management agreement effective January 1, 2015, solely to revise the definition of "Shareholders' Equity." See below for the definition of Shareholders' Equity for periods prior to and after January 1, 2015, and after November 3, 2015.
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
Periods after January 1, 2015 and before November 3, 2015
For all periods after January 1, 2015, shareholders' equity is calculated, as of the end of any fiscal quarter, as (a) the sum of (1) the net proceeds from any issuances of common shares or other equity securities of our company or our Operating Partnership (without double counting) since inception, plus (2) our and our Operating Partnership's (without double counting) retained earnings or accumulated deficit calculated in accordance with U.S. GAAP at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that we or our Operating Partnership has paid to repurchase our common shares, limited partnership interests in our Operating Partnership, or other equity securities since inception. Shareholders' equity excludes (1) non-cash equity compensation expenses that have impacted shareholders' equity as reported in our financial statements prepared in accordance with U.S. GAAP, and (2) one-time events pursuant to changes in U.S. GAAP, and certain non-cash items not otherwise described above in each case, after discussions between our Manager and our independent trustees and approval by a majority of the independent trustees.
Periods after November 3, 2015
For all periods after November 3, 2015, shareholders' equity is calculated, as of the end of any fiscal quarter, as (a) the sum of (1) the net proceeds from any issuances of common shares or other equity securities of our company or our Operating Partnership (without double counting) since inception, plus (2) our and our Operating Partnership's (without double counting) retained earnings (expressed as a positive number) or accumulated deficit (expressed as a negative number), as the case may be, calculated in accordance with U.S. GAAP at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that we or our Operating Partnership has paid to repurchase our common shares, limited partnership interests in our Operating Partnership, or other equity securities since inception. Shareholders' equity excludes (1) non-cash equity compensation expenses that have impacted shareholders' equity as reported in our financial statements prepared in accordance with U.S. GAAP, and (2) one-time events pursuant to changes in U.S. GAAP, and certain non-cash items not otherwise described above in each case, after discussions between our Manager and our independent trustees and approval by a majority of the independent trustees.
Reimbursement of Expenses
We do not maintain an office or employ personnel. We rely on the facilities and resources of our Manager to conduct our operations. We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the management agreement. Our Manager is responsible for all costs incident to the performance of its duties under the management agreement, including compensation of Ellington's employees and other related expenses, other than our allocable portion of the costs incurred by our Manager for certain dedicated or partially dedicated employees including a Chief Financial Officer, one or more controllers, an in-house legal counsel, an investor relations professional, and certain internal audit staff in connection with Sarbanes-Oxley compliance initiatives, based on the portion of their working time and efforts spent on our matters and subject to approval of the reimbursed amounts by the Compensation Committee of our Board of Trustees. In addition, other than as expressly described in the management agreement, we are not required to pay any portion of rent, telephone, utilities, office furniture, equipment, machinery, and other office, internal and overhead expenses of our Manager and its affiliates. Expense reimbursements to our Manager are made within 60 days following delivery of the expense statement by our Manager.
Term and Termination
The initial term of the management agreement will expire in September 2017 and will be automatically renewed for a one-year term on such date and on each anniversary of such date thereafter unless terminated as described below.
Either we or our Manager may elect not to renew the management agreement upon expiration of its initial term or any renewal term by providing written notice of non-renewal at least 180 days, but not more than 270 days, before expiration. In the event we elect not to renew the term, we will be required to pay our Manager a termination fee equal to 5% of our Shareholders' Equity as of the end of the month preceding the date of the notice of termination or non-renewal of the management agreement. No termination fee will be due to the Manager if the Manager decides not to renew the management agreement.

We have the right to terminate the management agreement for cause, as defined in the management agreement, at any time during the term upon 30 days' prior written notice, without payment of any termination fee.
Our Board of Trustees reviews our Manager's performance annually and, as a result of such review, upon the affirmative vote of at least two-thirds of the members of our Board of Trustees or of the holders of a majority of our outstanding common shares, we may terminate the management agreement based either upon unsatisfactory performance by our Manager that is materially detrimental to us or upon a determination by our independent trustees that the management fees payable to our Manager are not fair, subject to the right of our Manager to prevent such a termination by agreeing to a reduction of the management fees payable to our Manager. Upon any termination of the management agreement based on unsatisfactory performance or unfair management fees, we are required to pay our Manager the termination fee described above.
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
Conflicts of Interest; Equitable Allocation of Opportunities
Ellington manages various other clients that have strategies that are similar to, or overlap with, our strategy, including Ellington Financial LLC, a specialty finance company listed on the NYSE. As of December 31, 2015, Ellington managed various funds, accounts, and other vehicles that have strategies that are similar to, or that overlap with, our strategy, that had approximately $5.6 billion of total assets under management, excluding our assets but including $1.6 billion of accounts that do not employ financial leverage. Ellington makes available to our Manager all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, to be appropriate for us in accordance with Ellington's written investment allocation policy, subject to the exception that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington's other accounts in all such opportunities. Ellington's investment and risk management committee and its compliance committee (headed by its Chief Compliance Officer) are responsible for monitoring the administration of, and facilitating compliance with, Ellington's investment allocation procedures and policies.
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

•
it is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities and does own or proposes to acquire "investment securities" having a value exceeding 40% of the value of its total assets (excluding U.S. government securities and cash) on an unconsolidated basis, or "the 40% Test," (Section 3(a)(1)(C)). "Investment securities" excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company for private funds under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

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
In September 2008, in response to the deteriorating financial condition of Fannie Mae and Freddie Mac, the U.S. Government placed Fannie Mae and Freddie Mac into the conservatorship of the Federal Housing Finance Agency, or "FHFA," their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. Under this conservatorship, Fannie Mae and Freddie Mac are required to reduce the amount of mortgage loans they own or for which they provide guarantees on Agency RMBS.
Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury noted that the guarantee structure of Fannie Mae and Freddie Mac required examination and that changes in the structures of the entities were necessary to reduce risk to the financial system. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably limited relative to historical measurements or even eliminated. The substantial financial assistance provided by the U.S. Government to Fannie Mae and Freddie Mac, especially in the course of their being placed into conservatorship and thereafter, together with the substantial financial assistance provided by the U.S. Government to the mortgage-related operations of other GSEs and government agencies, such as the FHA, VA, and Ginnie Mae, has stirred debate among many federal policymakers over the continued role of the U.S. Government in providing such financial support for the mortgage-related GSEs in particular, and for the mortgage and housing markets in general. In fact, in February 2011, the U.S. Treasury released a white paper entitled "Reforming America's Housing Finance Market" in which the U.S. Treasury outlined three possible options for reforming the U.S. Government's role in housing finance. Under each option, the role of the U.S. Government in the mortgage market would be reduced. The FHFA's "Strategic Plan for Enterprise Conservatorships," as released on February 21, 2012 and updated in May 2014, sets forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) build a new infrastructure for the secondary mortgage market, (ii) gradually reduce Fannie Mae and Freddie Mac's presence in the marketplace while simplifying and shrinking their operations, and (iii) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. Since the FHFA first released its strategic plan, there have been a number of other proposals introduced, both from industry groups and by the U.S. Congress, many of which could potentially increase private capital flows to the mortgage sector while reducing taxpayer risk. To date, no definitive legislation has been enacted with respect to a possible unwinding of the GSEs or a material reduction in their roles in the U.S. mortgage market, and it is not possible at this time to predict the scope and nature of the actions that the U.S. Government will ultimately take with respect to these GSEs.

As discussed above, Fannie Mae, Freddie Mac, and Ginnie Mae could each be dissolved and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae, Freddie Mac, or Ginnie Mae were eliminated, or their structures were to change radically or the U.S. Government significantly reduced its support for any or all of them, we may be unable or significantly limited in our ability to acquire Agency RMBS, which would drastically reduce the amount and type of Agency RMBS available for purchase which, in turn, could materially adversely affect our ability to maintain our exclusion from registration as an investment company under the Investment Company Act. Moreover, any changes to the nature of the guarantees provided by, or laws affecting, Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the credit quality of the guarantees, could increase the risk of loss on purchases of Agency RMBS issued by these GSEs and could have broad adverse market implications for the Agency RMBS they currently guarantee. Any action that affects the credit quality of the guarantees provided by Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the value of our Agency RMBS. In addition, any market uncertainty that arises from such proposed changes could have a similar impact on us and our Agency RMBS.
In addition, we rely on our Agency RMBS as collateral for our financings under the reverse repos that we enter into. Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on our Agency RMBS on acceptable terms or at all, or to maintain compliance with the terms of any financing transactions
Interest rate mismatches between our assets and our borrowings may reduce our income during periods of changing interest rates, and increases in interest rates could adversely affect the value of our assets.
Some of our assets are fixed rate securities or have a fixed rate component (such as RMBS backed by hybrid ARMs). This means that the interest we earn on these assets will not vary over time based upon changes in a short-term interest rate index. Although the interest we earn on our RMBS backed by ARMs generally will adjust for changing interest rates, such interest rate adjustments may not occur as quickly as the interest rate adjustments to any related borrowings, and such interest rate adjustments will generally be subject to interest rate caps, which potentially could cause such RMBS to acquire many of the characteristics of fixed rate securities if interest rates were to rise above the cap levels. We generally fund our targeted assets with borrowings whose interest rates reset frequently, and as a result we generally have an interest rate mismatch between our assets and liabilities. While our interest rate hedges are intended to mitigate a portion of this mismatch, the use of interest rate hedges also introduces the risk of other interest rate mismatches and exposures, as will the use of other financing techniques. Additionally, to the extent cash flows from RMBS we hold are reinvested in new RMBS, the spread between the yields of the new RMBS and available borrowing rates may decline, which could reduce our net interest margin or result in losses.
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
In September 2012, the U.S. Federal Reserve, or "Federal Reserve," announced a third round of quantitative easing, or "QE3," which was an open-ended program designed to expand the Federal Reserve's holdings of long-term securities by purchasing, at the time, an additional $40 billion of Agency RMBS per month until key economic indicators show sufficient signs of improvement.
Since December 2013, the Federal Reserve announced and completed eight incremental reductions in its purchases of Agency RMBS and U.S. Treasury securities under its accommodative monetary policies, and concluded its QE3 asset buying program at the end of October 2014. However, the Federal Reserve continues to reinvest principal payments from its U.S. Treasury security and Agency RMBS holdings and uncertainty surrounds the Federal Reserve's timeline to curtail such reinvestment.  In addition, the Federal Reserve announced an increase in the federal funds rate in December 2015, the first increase in the federal funds rate since 2006, and has indicated its expectation for additional rate hikes. See "—Increases in interest rates could adversely affect the value of our assets and cause our interest expense to increase, and increase the risk of default on our assets which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to shareholders." Should the U.S. economy begin to deteriorate, the Federal Reserve could decide to reinstate its asset purchase program or institute other measures designed to reduce interest rates. These measures could lead to a flattening in the yield curve, increased prepayment rates (resulting from lower long-term interest rates, including mortgage rates), and a narrowing of our net interest margin.
Prepayment rates can change, adversely affecting the performance of our assets.
The frequency at which prepayments (including both voluntary prepayments by borrowers and liquidations due to defaults and foreclosures) occur on mortgage loans underlying our RMBS, is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Generally, borrowers tend to prepay their mortgages when prevailing mortgage rates fall below the interest rates on their mortgage loans. When borrowers prepay their mortgage loans at rates that are faster or slower than expected, it results in prepayments that are faster or slower than expected on the related RMBS. These faster or slower than expected payments may adversely affect our profitability.
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
Interest rate caps on the ARMs and hybrid ARMs that back our RMBS may reduce our net interest margin during periods of rising or high interest rates.
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
The U.S. Government, through the U.S. Treasury, FHA, and the Federal Deposit Insurance Corporation, or "FDIC," commenced implementation of programs designed to provide homeowners with assistance in avoiding mortgage loan foreclosures, including the Home Affordable Modification Program, or "HAMP," which provides homeowners with assistance in mortgage loan foreclosures, and the Home Affordable Refinance Program, or "HARP," which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125% without new mortgage insurance. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.
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
Our business is materially affected by conditions in the residential mortgage market, the residential real estate market, the financial markets, and the economy including inflation, energy costs, unemployment, geopolitical issues, concerns over the creditworthiness of governments worldwide and the stability of the global banking system. In particular, the residential mortgage market in the U.S. has experienced a variety of difficulties and changed economic conditions in the recent past, including defaults, credit losses, and liquidity concerns. Certain commercial banks, investment banks, insurance companies, and mortgage-related investment vehicles incurred extensive losses from exposure to the residential mortgage market as a result of these difficulties and conditions. These factors have impacted investor perception of the risks associated with RMBS, other real estate-related securities and various other asset classes in which we may invest. As a result, values for RMBS, other real estate-related securities and various other asset classes in which we may invest have experienced, and may in the future experience, significant volatility.
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
Residential mortgage loans are also subject to property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies or "special hazard risk," and to reduction in a borrower's mortgage debt by a bankruptcy court, or "bankruptcy risk." In addition, claims may be assessed against us on account of our position as a mortgage holder or property owner, including assignee liability, environmental hazards, and other liabilities. We could also be responsible for property taxes. In some cases, these liabilities may be "recourse liabilities" or may otherwise lead to losses in excess of the purchase price of the related mortgage or property.
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
If we acquire and subsequently resell any whole mortgage loans, we may be required to repurchase such loans or indemnify purchasers if we breach representations and warranties.
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
Certain of the assets and other instruments we acquire are not publicly traded, including privately placed RMBS. As such, these assets may be subject to legal and other restrictions on resale, transfer, pledge or other disposition, or will otherwise be less liquid than publicly-traded securities. Other assets that we acquire, while publicly traded, have limited liquidity on account of their complexity, turbulent market conditions, or other factors. In addition, mortgage-related assets from time to time have experienced extended periods of illiquidity, including during times of financial stress (such as during the 2008 financial crisis), which is often the time that liquidity is most needed. Illiquid assets typically experience greater price volatility, because a ready market does not exist, and they can be more difficult to value or sell if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. We may also face other restrictions on our ability to liquidate any assets for which we or our Manager has or could be attributed with material non-public information. Furthermore, assets that are illiquid are more difficult to finance, and to the extent that we finance assets that are or become illiquid, we may lose that financing or have it reduced. If we are unable to sell our assets at favorable prices or at all, it could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
We depend upon the availability of adequate capital and financing sources to fund our operations. Our lenders are generally large global financial institutions, with exposures both to global financial markets and to more localized conditions. For example, several of our lenders are large European-based banks whose financial conditions have still not fully recovered from the 2008 financial crisis. Recently, we have begun borrowing from smaller non-bank financial institutions as well. Whether because of a subsequent global or local financial crisis or other circumstances, if one or more of our lenders experiences severe financial difficulties, they or other lenders could become unwilling or unable to provide us with financing, could increase the costs of that financing, or could become insolvent, as was the case with Lehman Brothers. Moreover, we are currently party to short-term borrowings (in the form of repurchase agreements) and there can be no assurance that we will be able to replace these borrowings, or "roll" them, as they mature on a continuous basis and it may be more difficult for us to obtain debt financing on favorable terms, or at all. In addition, if regulatory capital requirements imposed on our lenders change, they may be required to limit, or increase the cost of, the financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our shareholders, or we may have to rely on less efficient forms of debt financing that consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our shareholders, and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our asset acquisition activities and/or dispose of assets, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.

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
Our repurchase agreements and our derivative contracts allow, to varying degrees, our lenders and derivative counterparties (including clearinghouses) to determine an updated market value of our collateral and derivative contracts to reflect current market conditions. If the market value of our collateral or our derivative contracts with a particular lender or derivative counterparty declines in value, we generally will be required by the lender or derivative counterparty to provide additional collateral or repay a portion of the funds advanced on minimal notice, which is known as a margin call. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets. Additionally, in order to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations, financial condition, and may impair our ability to pay dividends to our shareholders. We receive margin calls from our lenders and derivative counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. In the event we default on our obligation to satisfy these margin calls, our lenders or derivative counterparties can accelerate our indebtedness, terminate our derivative contracts (potentially on unfavorable terms requiring additional payments, including additional fees and costs), increase our borrowing rates, liquidate our collateral and terminate our ability to borrow. In certain cases, a default on one repurchase agreement or derivative contract (whether caused by a failure to satisfy margin calls or another event of default) can trigger "cross defaults" on other such agreements. A significant increase in margin calls could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders, and could increase our risk of insolvency.
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

•	we may fail to correctly assess the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the assets in the portfolio being hedged;

•	our Manager may fail to recalculate, re-adjust, and execute hedges in an efficient and timely manner; and

•	the hedging transactions may actually result in poorer overall performance for us than if we had not engaged in the hedging transactions.
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
Hedging instruments and other derivatives, including certain types of credit default swaps, involve risk because they may not, in many cases, be traded on regulated exchanges and these exchanges may not be guaranteed or regulated by any U.S. or foreign governmental authorities. Consequently, for these instruments there may be less stringent requirements with respect to record keeping and compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Our Manager is not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. Furthermore, our Manager has only a limited internal credit function to evaluate the creditworthiness of its counterparties, mainly relying on its experience with such counterparties and their general reputation as participants in these markets. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default under the agreement governing the hedging arrangement. Default by a party with whom we enter into a hedging transaction may result in losses and may force us to re-initiate similar hedges with other counterparties at the then-prevailing market levels. Generally, we will seek to reserve the right to terminate our hedging transactions upon a counterparty's insolvency, but absent an actual insolvency, we may not be able to terminate a hedging transaction without the consent of the hedging counterparty, and we may not be able to assign or otherwise dispose of a hedging transaction to another counterparty without the consent of both the original hedging counterparty and the potential assignee. If we terminate a hedging transaction, we may not be able to enter into a replacement contract in order to cover our risk. There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and therefore we may be required to maintain any hedging position until exercise or expiration, which could adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
We enter into interest rate swaps to hedge risks associated with our portfolio. Entities entering into such swaps are exposed to credit losses in the event of non-performance by counterparties to these transactions. Effective October 12, 2012, the CFTC issued new rules regarding such swaps under the authority granted to it pursuant to the Dodd-Frank Act.
The new rules primarily impacted our trading of these instruments in two ways. First, beginning on June 10, 2013, certain newly executed swaps, including many interest rate swaps, became subject to mandatory clearing through a central counterparty clearinghouse, or "CCP." It is the intent of the Dodd-Frank Act that, by mandating the clearing of swaps in this manner, swap counterparty risk would not become overly concentrated in any single entity, but rather would be spread and centralized among the CCP and its members. We are not a direct member of any CCP, so we must access the CCPs through a futures commission merchant, or "FCM," which acts as intermediary between us and the CCP with respect to all facets of the transaction, including the posting and receipt of required collateral. If we lost access to our FCMs or CCPs, we could potentially be unable to use interest rate swaps and credit default swaps to hedge our risks.
The second way that the new rules impact our trading of these instruments is the Swap Execution Facility, or "SEF," mandate, which came into effect on October 2, 2013, and requires that we execute most interest rate swaps on an electronic platform, rather than over the phone or in some other manner. If we were to lose access to our selected SEFs or we were otherwise unable to communicate with them, this would prevent us from being able to trade these instruments. If we were unable to execute our hedging trades in a timely manner, particularly in a volatile market environment, we may not be able to execute our strategies in the most advantageous manner.
In addition to subjecting our swap transactions to greater initial margin requirements and additional transaction fees charged by CCPs, FCMs, and SEFs, our swap transactions are now subjected to greater regulation by both the CFTC and the SEC. These additional fees, costs, margin requirements, documentation, and regulation could adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Additionally, for all interest rate swaps we entered into prior to June 10, 2013, we were not required to clear them through a CCP and as a result these swaps are still subject to the risks of nonperformance by any of the individual counterparties with whom we entered into these transactions described in "—Hedging instruments and other derivatives, including some credit default swaps, may not, in many cases, be traded on regulated exchanges, or may not be guaranteed or regulated by any U.S. or foreign governmental authority and involve risks and costs that could result in material losses" above.
Our use of derivatives may expose us to counterparty risk.
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
At any time, laws or regulations that impact our business, or the administrative interpretations of those laws or regulations, may be enacted or amended. For example, on July 21, 2010, President Obama signed into law the Dodd-Frank Act, which requires significant revisions to the existing financial regulations. Certain portions of the Dodd-Frank Act were effective immediately, while other portions will be effective only following rulemaking and extended transition periods, but many of these changes could, in the future, materially impact the profitability of our business or the business of our Manager or Ellington, our access to financing or capital, the value of the assets that we hold, expose us to additional costs, require changes to business practices, or adversely affect our ability to pay dividends. For example, the Dodd-Frank Act alters the regulation of commodity interests, imposes new regulation on the over-the-counter derivatives market, places restrictions on residential mortgage loan originations, and reforms the asset-backed securitization markets most notably by imposing credit requirements. While there continues to be uncertainty about the exact impact of all of these changes, we do know that we and our Manager are subject to a more complex regulatory framework, and are incurring and will in the future incur costs to comply with new requirements as well as to monitor compliance in the future.
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
The Blackstone Funds own a significant portion of our common shares, and one of our trustees is also an affiliate of Blackstone, while another of our trustees serves as a Senior Advisor to Blackstone and serves other boards of companies that are affiliates of Blackstone. As a result, Blackstone may have influence over our ability to enter into any corporate transaction that requires the approval of shareholders regardless of whether shareholders believe that any such transactions are in their best interests. Similarly, Blackstone may have influence over transactions that we engage in including transactions which require the approval of our trustees. Such items may include decisions related to future capital raises, investment strategy, dividend declarations, financing decisions and decisions regarding our Manager. Blackstone is also in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Blackstone may also pursue acquisition opportunities that are complementary to our business, and, as a result, those acquisition opportunities may not be available to us. As long as funds controlled by or associated with Blackstone continue to own a significant amount of our outstanding common shares, or Blackstone affiliates continue to serve as our trustees, Blackstone may continue to be able to influence our decisions.
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
Termination of our management agreement without cause, including termination for poor performance or non-renewal, is subject to several conditions which may make such a termination difficult and costly. The management agreement has a current term that expires on September 24, 2017, and will be automatically renewed for successive one-year terms thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. The management agreement provides that it may be terminated by us based on performance upon the affirmative vote of at least two-thirds of our independent trustees, or by a vote of the holders of at least a majority of our outstanding common shares, based either upon unsatisfactory performance by our Manager that is materially detrimental to us or upon a determination by the Board of Trustees that the management fee payable to our Manager is not fair, subject to our Manager's right to prevent such a termination by accepting a mutually acceptable reduction of management fees. In the event we terminate the management agreement as discussed above or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to 5% of our shareholders' equity as of the month-end preceding the date of the notice of termination or non-renewal. These provisions will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.
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
Our Manager's failure to identify and acquire assets that meet our asset criteria or perform its responsibilities under the management agreement could materially adversely affect our business, financial condition and results of operations, our ability to maintain our qualification as a REIT and our ability to pay dividends to our shareholders.
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

•	increases in market interest rates that lead purchasers of our common shares to demand a higher yield;

•	passage of legislation, changes in applicable law, court rulings, enforcement actions or other regulatory developments that adversely affect us or our industry;

•	changes in government policies or changes in timing of implementation of government policies, including with respect to Fannie Mae, Freddie Mac, and Ginnie Mae;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by shareholders;

•	speculation in the press or investment community;

•	general market and economic conditions;

•	our operating performance and the performance of other similar companies;

•	changes in accounting principles; and

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
We are an "emerging growth company," as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, or the "JOBS Act." As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and of shareholder approval of any golden parachute payments not previously approved. Since we take advantage of these exemptions, some investors may find our common shares less attractive as a result. The result may be a less active trading market for our common shares and our share price may be more volatile.

We could remain an emerging growth company through December 31, 2018 or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period.
We qualify as an "emerging growth company" and are taking advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.
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
We have conducted and intend to continue to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. Both we and our Operating Partnership are organized as holding companies and conduct our business primarily through wholly-owned subsidiaries of our Operating Partnership. Investments in subsidiaries that rely on the exclusions from the definition of investment company under 3(c)(1) or 3(c)(7) of the Investment Company Act are considered investment securities for the purposes of the 40% Test. Therefore, our Operating Partnership's investments in its 3(c)(7) subsidiaries and its other investment securities cannot exceed 40% of the value of our Operating Partnership's total assets (excluding U.S. government securities and cash) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage and the assets we may hold. Certain of our Operating Partnership's subsidiaries rely on the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C) of the Investment Company Act is designed for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of the entity's assets on an unconsolidated basis consist of qualifying real estate assets and at least 80% of the entity's assets on an unconsolidated basis consist of qualifying real estate assets or real estate-related assets. These requirements limit the assets those subsidiaries can own and the timing of sales and purchases of those assets.
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
In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including RMBS. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, TRS securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20%, beginning in calendar year 2018) of the value of our total assets can be represented by securities of one or more TRSs. Generally, if we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and becoming subject to U.S. federal income tax (and any applicable state and local taxes) on all of our income. As a result, we may be required to liquidate from our portfolio otherwise attractive investments or contribute such investments to a TRS, in which event they will be subject to regular corporate federal, state and local taxes assuming that the TRS is organized in the United States. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

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
Determination of our REIT taxable income involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. If the IRS disagrees with our determination, it could affect our satisfaction of the distribution requirement. Under certain circumstances, we may be able to correct a failure to meet the distribution requirement for a year by paying "deficiency dividends" to our shareholders in a later year. We may include such deficiency dividends in our deduction for dividends paid for the earlier year. Although we may be able to avoid income tax on amounts distributed as deficiency dividends, we will be required to pay interest and a penalty to the IRS based upon the amount of any deduction we take for deficiency dividends.
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
We have entered into repurchase agreements under which we nominally sell certain of our RMBS to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that, for U.S. federal income tax purposes, these transactions will be treated as secured debt and we will be treated as the tax owner of the RMBS that are the subject of any such repurchase agreement, notwithstanding that such agreements may transfer record ownership of such assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we do not own the RMBS during the term of the repurchase agreement, in which case we could fail to qualify as a REIT.
Our ability to engage in TBA transactions could be limited by the requirements necessary to qualify as a REIT, and we could fail to qualify as a REIT as a result of these investments.
We purchase or sell TBAs primarily for purposes of managing interest rate risk associated with our liabilities under repurchase agreements. We generally treat such TBA purchases and sales as hedging transactions that hedge indebtedness incurred to acquire or carry real estate assets, or "qualifying liability hedges," for REIT purposes. We may, from time to time, opportunistically engage in TBA transactions because we find them attractive on their own. The law is unclear regarding whether income and gains from TBAs that are not qualifying liability hedges are qualifying income for the 75% gross income test and whether TBAs are qualifying assets for the 75% asset test.

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
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT's total assets (or 20% beginning in calendar year 2018) may consist of stock or securities of one or more TRSs. A domestic TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis. Any domestic TRS that we may form will pay federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification.
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
Item 1. Legal Proceedings
Neither we nor our Manager is currently subject to any legal proceedings that we or our Manager considers to be material. Nevertheless, at any time, industry-wide or company-specific regulatory inquiries or proceedings can be initiated and we cannot predict when or if any such regulatory inquiries or proceedings will be initiated that involve us, Ellington, or its affiliates, including our Manager. See "Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries or proceedings" included in Part 1A of this Annual Report on Form 10-K for the year ended December 31, 2015. Ellington and its affiliates have, over the years, received, and we expect in the future that they may receive, inquiries and requests for documents and information from various regulators.
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
Our common shares have been listed on the New York Stock Exchange ("NYSE") under the symbol "EARN" since May 1, 2013. The following table sets forth, for the periods indicated, the high and low sales prices for our common shares, as reported by the NYSE:

	Common Stock Sales Price
2015:	High	Low
First Quarter	$16.99	$15.81
Second Quarter	$16.70	$14.23
Third Quarter	$14.71	$11.63
Fourth Quarter	$13.44	$11.36
2014:
First Quarter	$17.91	$15.30
Second Quarter	$17.58	$16.15
Third Quarter	$17.64	$16.13
Fourth Quarter	$18.17	$16.04
The closing price for our common shares, as reported by the NYSE on March 4, 2016, was $12.49.

Holders of Our Common Shares
Based upon a review of a securities position listing as of March 4, 2016, we had an aggregate of 107 holders of record and holders of our common shares who are nominees for an undetermined number of beneficial owners.
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
The following table sets forth the dividends per share we have paid to our shareholders with respect to the periods indicated.

	Dividend Per Share	Record Date	Payment Date
For the year ended December 31, 2015:
First Quarter	$0.55	March 31, 2015	April 27, 2015
Second Quarter	$0.55	June 30, 2015	July 27, 2015
Third Quarter	$0.45	September 30, 2015	October 26, 2015
Fourth Quarter	$0.45	December 31, 2015	January 25, 2016
For the year ended December 31, 2014:
First Quarter	$0.55	March 31, 2014	April 28, 2014
Second Quarter	$0.55	June 30, 2014	July 25, 2014
Third Quarter	$0.55	September 30, 2014	October 27, 2014
Fourth Quarter	$0.55	December 31, 2014	January 26, 2015
We cannot assure you that we will pay any future dividends to our shareholders and the dividends set forth in the table above are not intended to be indicative of the amount and timing of future dividends, if any.

Equity Compensation Plan Information
The following table sets forth information as of December 31, 2015 with respect to compensation plans under which equity securities of our Company are authorized for issuance. We have no such plans that were not approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of our outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,390	(1)	N/A	242,715	(2)

(1)	There are 15,390 restricted Common Shares outstanding pursuant to our 2013 Equity Incentive Plan.

(2)
The number of Common Shares that may be issued under the 2013 Equity Incentive Plan will be increased in an amount that results from multiplying 3% and the total number of Common Shares sold in any future public or private offering of our Common Shares, subject to a maximum of 1,500,000 shares.

Unregistered Sales of Equity Securities
Pursuant to our 2013 Equity Incentive Plan, on December 15, 2015, we granted 6,162 restricted shares to our partially dedicated employees. The restricted shares are subject to forfeiture restrictions that will lapse with respect to 3,157 of the shares on December 15, 2016, 324 of the shares on December 31, 2016, 2,359 of the shares on December 15, 2017, and 322 of the shares on December 31, 2017. Such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(a)(2) of the Securities Act.
Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(In thousands)
October 1, 2015 - October 31, 2015	—	$—	—	$9,696
November 1, 2015 - November 30, 2015	—	—	—	9,696
December 1, 2015 - December 31, 2015	6,080	11.72	6,080	9,625
Total	6,080	$11.72	6,080	$9,625
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
The actual cumulative total returns shown on the graph above are as follows:

	May 1, 2013	December 31, 2013	December 31, 2014	December 31, 2015
Ellington Residential Mortgage REIT	$100.00	$85.95	$103.55	$90.63
S&P 500	$100.00	$118.52	$134.73	$136.58
FTSE NAREIT MREIT	$100.00	$83.44	$98.34	$89.69
The performance information above has been obtained from sources believed to be reliable, but neither its accuracy or completeness can be guaranteed. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.

Item 6. Selected Financial Data
The following table presents selected consolidated financial information as of December 31, 2015, 2014, 2013, and 2012, and for the years ended December 31, 2015, 2014 and 2013 and the period from September 25, 2012 (commencement of operations) to December 31, 2012. The consolidated financial information presented below as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014, and 2013, has been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated financial information as of December 31, 2013 and 2012, and for the period from September 25, 2012 (commencement of operations) to December 31, 2012, was derived from our historical audited consolidated financial statements not included in this Annual Report on Form 10-K.
Since the information presented below is only selected financial data and does not provide all of the information contained in our historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K, including the related notes, you should read it in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and our historical consolidated financial statements, including the related notes to our consolidated financial statements, included in this Annual Report on Form 10-K.
Condensed Statement of Operations

(In thousands except for per share amounts)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	September 25, 2012 (commencement of operations) to December 31, 2012
Net Interest Income
Net interest income	$34,515	$42,313	$24,810	$239
Expenses
Management fees	2,304	2,285	2,066	124
Professional fees	574	986	624	125
Compensation expense(1)	621	678	401	—
Organizational expenses	—	—	—	568
Other operating expenses(1)	1,646	1,803	1,235	45
Total Expenses	5,145	5,752	4,326	862
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	(9,327)	51,007	(63,602)	87
Net realized and change in net unrealized gains (losses) on financial derivatives	(20,013)	(71,400)	41,204	—
Total Other Income (Loss)	(29,340)	(20,393)	(22,398)	87
Net Income (Loss)	$30	$16,168	$(1,914)	$(536)
Net Income (Loss) Per Common Share	$—	$1.77	$(0.29)	$(0.33)
Cash Dividends Declared Per Common Share	$2.00	$2.20	$1.14	$—

(1)	Conformed to current period presentation.

Condensed Consolidated Balance Sheet

(In thousands except for share amounts)	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$40,166	$45,237	$50,112	$18,161
Mortgage-backed securities, at fair value	1,242,266	1,393,303	1,326,036	13,596
Due from brokers	33,297	18,531	18,347	—
Financial derivatives–assets, at fair value	2,183	3,072	34,963	—
Reverse repurchase agreements	78,632	13,987	—	—
Receivable for securities sold	155,526	41,834	76,692	—
Other assets	4,614	5,110	4,940	399
Total Assets	$1,556,684	$1,521,074	$1,511,090	$32,156
Liabilities and Shareholders' Equity
Liabilities
Repurchase agreements	$1,222,719	$1,323,080	$1,310,347	$—
Payable for securities purchased	98,949	4,227	2,776	—
Due to brokers	439	583	22,788	—
Financial derivatives–liabilities, at fair value	4,725	8,700	1,069	—
U.S. Treasury securities sold short, at fair value	78,447	13,959	—	—
Dividend payable	4,111	5,032	4,570	—
Other liabilities	2,439	2,128	2,360	1,192
Total Liabilities	1,411,829	1,357,709	1,343,910	1,192
Shareholders' Equity
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (9,135,103, 9,149,274, 9,139,842 and 1,633,378 shares issued and outstanding, respectively)	92	91	91	16
Additional paid-in-capital	181,027	181,282	181,147	32,674
Accumulated deficit	(36,264)	(18,008)	(14,058)	(1,726)
Total Shareholders' Equity	144,855	163,365	167,180	30,964
Total Liabilities and Shareholders' Equity	$1,556,684	$1,521,074	$1,511,090	$32,156
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
We were formed through an initial strategic venture among affiliates of Ellington, an investment management firm and registered investment adviser with a 21-year history of investing in a broad spectrum of mortgage-backed securities and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds."

As of December 31, 2015, the Blackstone Funds owned approximately 29% of our outstanding common shares.
We are externally managed and advised by our Manager, an affiliate of Ellington.
We use leverage in our Agency RMBS strategy and, while we have not done so meaningfully to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of December 31, 2015, we had outstanding borrowings under repurchase agreements in the amount of $1.2 billion with thirteen counterparties.
We have elected to be taxed as a REIT for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our shareholders as long as we maintain our qualification as a REIT. We intend to conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act of 1940, as amended, or "Investment Company Act."
As of December 31, 2015, our book value per share was $15.86 as compared to $17.86 as of December 31, 2014.
Trends and Recent Market Developments
Key trends and recent market developments for the mortgage-backed security, or "MBS," market include the following:

•
U.S. Federal Reserve and U.S. Monetary Policy—In December 2015, the U.S. Federal Reserve, or "Federal Reserve," raised the target range for the federal funds rate by 0.25%, but maintained its existing policy of reinvesting principal payments from its U.S. Treasury security and Agency RMBS holdings;

•
Global Macroeconomic Events—Continued declines in prices for oil and other commodities, driven by slowing demand from China and other emerging markets, has continued to strain companies and economies focused on energy, basic materials, and manufacturing. Lower oil prices and higher exchange rate volatility raised the prospects of an emerging markets-led global recession;

•
Housing and Mortgage Market Statistics—Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices showed modest year-to-date home price appreciation through December; meanwhile the Freddie Mac survey 30-year mortgage rate ended 2015 at 4.01%, rising from 3.87% at the beginning of the year;

•	Prepayment Rate Trends—Prepayment rates remained relatively subdued in 2015;

•
Government Sponsored Enterprise, or "GSE," and Government Agency Developments—The Federal Housing Finance Agency, or "FHFA," and the GSEs continued to announce program and policy changes and clarifications intended to increase mortgage credit availability;

•
Portfolio Overview and Outlook—The year ended December 31, 2015 was marked by significant market volatility. In the latter part of the year, uncertainty around the health of the Chinese economy and the decline in commodity prices fueled fears of slower global growth and led to a broad sell-off in global equity markets, and a significant widening in global credit spreads. Yield spreads widened for most sectors of the fixed-income market, including Agency RMBS. Non-Agency RMBS was also impacted by widening credit spreads, but not as much as other credit-sensitive fixed-income sectors. At the same time, relative stability in the U.S. economy fueled speculation of rising interest rates. The combination of concerns over global growth and the relative strength of the U.S. economy led to a high level of interest rate volatility, with interest rates fluctuating meaningfully over the course of the year. The performance of the interest rate hedging side of our portfolio was weakened by high levels of interest rate volatility and sharply narrower interest rate swap spreads.

Federal Reserve and U.S. Monetary Policy
On December 16, 2015, in a widely anticipated statement, the Federal Open Market Committee, or "FOMC," announced that it would raise the target range for the federal funds rate by 0.25%, to 0.25%–0.50%. This announcement ended a seven year period of near-zero interest rates following the 2008 financial crisis. In its December statement following the meeting, the FOMC cited improving labor market conditions and expanding economic activity as reasons for the increase. The FOMC also indicated that, based on its assessment of labor market conditions, inflationary pressures and expectations, and other factors, it expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate, and that the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run. The FOMC also noted that it expects that, with gradual adjustments in the stance on monetary policy, economic activity will continue to expand at a moderate pace.

Market reaction to the rate hike was subdued, as a string of strong payroll reports and signals from the Federal Reserve had led market participants to expect a December rate hike. In 2015, implied volatility in interest rates, credit, and equities peaked shortly before the FOMC's December 16, 2015 announcement. This indicated that financial markets had been braced for some volatility, which subsided after the FOMC announcement, suggesting that the Federal Reserve succeeded at preparing markets for the rate hike. Following the announcement, markets were focused on the timeline of the Federal Reserve's tapering of its reinvestment of principal payments from its U.S Treasury security and Agency RMBS holdings, and on the likelihood of future rate hikes, currently anticipating one further interest rate hike in 2016, if any.
Over the course of the year, the 10-year U.S. Treasury yield rose by 10 basis points, from 2.17% as of December 31, 2014 to 2.27% as of December 31, 2015. We believe that there remains substantial risk that interest rates will increase, driven by a tightening of Federal Reserve monetary policy in response to employment and economic growth in the United States and other factors. The risk of rising interest rates reinforces the importance of our ability, subject to our qualifying and maintaining our qualification as a REIT, to hedge interest rate risk in both our Agency RMBS and non-Agency MBS portfolios using a variety of tools, including forward-settling To-Be-Announced Agency pass-through certificates, or "TBAs," interest rate swaps, and various other instruments. Additional uncertainty surrounds the Federal Reserve's timeline to curtail its reinvestment of principal payments from its U.S. Treasury security and Agency RMBS holdings. The current pace of monthly reinvestments under this program is approximately $25 billion, thus providing significant market support.
Global Macroeconomic Events
Throughout 2015, global financial markets experienced a heightened level of volatility. While global financial markets in the fourth quarter were less volatile than they had been in the third quarter, emerging markets continued to weaken over concerns regarding slowing Chinese growth and Chinese currency devaluation. On October 19, 2015, China reported that its economy grew 6.9% in the third quarter, the lowest level since 2009. Slowing Chinese growth resulted in lower demand for raw materials, negatively impacting commodity prices in the fourth quarter. At the same time, countries reliant on commodities exports increased output to maintain government revenues, creating a supply glut. Lower commodity prices may create fiscal issues for these countries and raise long-term geopolitical risks. In addition, while the Federal Reserve tightened its monetary policy in the fourth quarter, foreign central banks eased their monetary policies. On October 23, 2015, the People's Bank of China lowered benchmark interest rates for the sixth time since November 2014, and lowered the bank reserve requirement ratio by 50 basis points. Similarly, on December 3, 2015, the European Central Bank announced that it would cut its bank deposit rate, and that it would extend its current €60 billion a month quantitative easing program for another six months, to at least March 2017. Following the end of the fourth quarter, volatility increased in global financial markets.
Housing and Mortgage Market Statistics
The following table demonstrates the decline in residential mortgage delinquencies and foreclosure inventory on a national level, as reported by CoreLogic in its December 2015 and November 2015 National Foreclosure Reports:

	As of
Number of Units (In thousands)	December 2015	December 2014
Seriously Delinquent Mortgages(1)	1,206	1,574
Foreclosure Inventory	433	568

(1)	Seriously Delinquent Mortgages are ninety days and over in delinquency and include foreclosures and real estate owned, or "REO," property.
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
Monthly housing starts provide another indicator of market fundamentals. The following table shows the trailing three-month average housing starts for the periods referenced:

	December 2015	December 2014
Single-family(1)	754	700
Multi-family(1)	364	340

(1)	Shown in thousands of units.
Source: U.S. Census Bureau
As of December 2015, average single-family housing starts during the trailing three months rose 7.8% as compared to December 2014, while multi-family housing starts increased by approximately 6.9% during the same period. Overall, privately-

owned housing starts in December 2015 came in at a seasonally adjusted annual rate of 1,143,000 units, 5.8% higher than the December 2014 rate of 1,080,000 units.
Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for December 2015 showed that, on average, home prices had increased from December 2014 by 5.7% for its 20-City Composite and by 5.1% for its 10-City Composite. Home price appreciation has been relatively modest in 2014 and 2015, following strong appreciation in 2013. According to the report, home prices remain below the peak levels of 2006, but, on average, are back to their February 2005 and March 2005 levels for the 10- and 20-City Composites, respectively. Finally, as indicated in the table above, as of December 2015, the national inventory of foreclosed homes fell to 433,000 units, a 23.8% decline when compared to December 2014; this represented the fiftieth consecutive month with a year-over-year decline and the lowest level since November 2007. As a result, there are many fewer unsold foreclosed homes overhanging the housing market than there were a year ago. We believe that near-term home price trends are more likely to be driven by fundamental factors such as economic growth, mortgage rates, and affordability, rather than by technical factors such as shadow inventory. Shadow inventory represents the number of properties that are seriously delinquent, in foreclosure, or held as REO by mortgage servicers, but not currently listed on a multiple listing service.
On March 4, 2016, the U.S. Bureau of Labor Statistics, or "BLS," reported that, in February 2016, the U.S. unemployment rate was 4.9%. Another, perhaps more relevant, measure of labor market conditions is employment growth, which has been relatively robust in recent months. The BLS also reported that non-farm payrolls rose by 242,000 in February 2016. Non-farm payrolls rose by 2.74 million jobs for all of 2015, which, combined with 2014, marked the highest two-year streak of job gains since the late 1990s. While it is difficult to quantify the relationship between employment data and the housing and mortgage markets, we believe that current levels of unemployment and job creation are generally supportive of the housing market. While the housing market is also currently supported by low mortgage rates, it faces a number of potential headwinds. These include high interest rate volatility, the constraining effects of still-tight credit standards on both housing starts and new loan originations, and the uneven pace of the recovery of the U.S. economy.
Prepayment Rate Trends
Prepayment rates remained generally subdued throughout 2015. The relatively muted level of prepayment activity as interest rates broadly declined in recent years has in large part been the result of: (i) home price declines during the financial crisis, which has left some borrowers with minimal or negative home equity; (ii) more restrictive underwriting guidelines, even for refinancings; and (iii) increased origination costs, especially related to underwriting and compliance. These factors have resulted in substantial variations in prepayment rates between Agency pools as a function of loan-to-value, or "LTV," ratio, loan balance, credit score, geography, property type, loan purpose, and other factors. In recognition of the importance of these underlying characteristics on prepayment behavior, the MBS market continues to promote the creation of "specified" Agency pools that emphasize or de-emphasize many of these characteristics, such as pools where the principal balance of every underlying mortgage loan is below $85,000. The Making Homes Affordable, or "MHA," refinancing program, which was initiated in response to the housing market crisis, has facilitated the origination of many of these kinds of specified Agency pools. We expect that the ongoing origination of Agency pools with a wide variety of loan characteristics will continue to create opportunities for us to exploit the resulting differences in prepayments.
The Freddie Mac survey 30-year mortgage rate ended 2015 at 4.01%, a 14-basis point increase from the beginning of the year. While the Refinance Index published by the Mortgage Bankers Association, or "MBA," ended 2015 essentially flat from where it began the year, it spiked 24% week over week for the week ended October 2, 2015 on account of the impending mortgage disclosure rule change known as the "TRID rule" (see below, "GSE/Government Agency Developments"). The spike was only temporary, as the following week the MBA's Refinance Index reverted back close to its previous level. Similarly, the MBA's Market Composite Index, a measure of mortgage application volume, also ended 2015 at essentially the same level from where it began the year, and experienced a comparable temporary jump on October 2, 2015.

While refinancing activity overall has been relatively slow in recent periods as compared to earlier periods when mortgage rates were at comparable levels, recent trends suggest an ongoing divergence between the refinancing behavior of lower balance loans and higher balance loans. As illustrated in the figure below, the average loan size of refinance applications has increased over the past two years, with a 27.5% increase from September 2013 through December 2015. This steady increase in average loan sizes of mortgage refinances is reflective of a number of changes related to borrower behavior and mortgage credit availability in recent years.

MBA Refinance Index (Application Volume)
Average Refinance Application Loan Size ($ thousands, trailing 4-week average)
6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
300
280
260
240
220
200
180
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
MBA Refinance Index
Average Refinance Application Loan Size (Trailing 4-Week Average)

As shown in the figure above, higher loan balance borrowers tend to be more reactive to refinancing incentives, especially following steep declines in rates over a short period. After swift declines in mortgage rates in October 2014, January 2015, March 2015, and the summer of 2015, the average refinanced loan size spiked, reflecting a surge in higher loan balance borrowers reacting to the recent decline in mortgage rates. This greater prepayment sensitivity for higher loan size borrowers is well established, and is due in part to greater awareness among such borrowers about refinancing opportunities, as well as greater absolute dollar incentives to refinance relative to lower loan size borrowers.
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
In addition, since the financial crisis, financial reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, or "Dodd-Frank Act," and qualified mortgage, or "QM" mortgage guidelines, have dramatically increased the costs of underwriting, especially for niche products such as second lien and adjustable rate mortgages. Banks have reduced their footprint in the mortgage lending space as the scars of the financial crisis and higher capital requirements have increased the costs of doing business. More recently, market share has been gravitating to non-bank lenders, which do not face the same regulatory capital requirements as banks for servicing mortgages, and which possess superior technology to better assist borrowers in making more efficient refinancing decisions.
One of these companies, Quicken Loans Inc., or "Quicken," has become a leader in efficient mortgage origination in recent years. As shown in the figure below, prepayment speeds on Quicken loans are among the fastest in the industry. As improved technology spreads throughout the lending industry, we believe that the lending industry will change in a number of important ways. First, more efficient mortgage origination should mean that some cost savings will be passed on to borrowers. Smaller balance loans, which are disproportionately used by lower income borrowers, should benefit the most from a reduction in the fixed components of origination costs. Second, borrowers should start to prepay more efficiently, as demonstrated by the higher prepay speeds of mortgage loans serviced by Quicken, which reportedly uses proprietary algorithms to target borrowers who are more likely to refinance, and is particularly quick at contacting borrowers about refinancing incentives when mortgage rates drop enough to make refinancing potentially attractive. A technology-driven, broad-based increase in prepayment efficiency may put pressure on MBS prices and/or reduce the excess spread enjoyed by MBS investors. In the figure below, we show the 3-month constant prepayment rate, or "CPR," for Freddie Mac 30-year fixed rate mortgages with original loan balances between $200,000 and $400,000, loan ages between 12 and 47 months, and with interest rates that are 50–100 basis points above then current market rates.

Prepayment Speeds of Bank vs Non-Bank Servicers
(Seasoned In-the-Money Freddie Mac Loans)
3-Month CPR
50
45
40
35
30
25
20
15
10
5
0
Aug-13
Nov-13
Feb-14
May-14
Aug-14
Nov-14
Feb-15
May-15
Aug-15
Nov-15
Bank
Non-Bank
Quicken

GSE/Government Agency Developments
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
On October 3, 2015, the TILA-RESPA Integrated Disclosure, or "TRID," rule, issued by the Consumer Financial Protection Bureau went into effect for most residential real estate transactions. The TRID rule was developed at the direction of the Dodd-Frank Act. It integrates several mortgage loan disclosures into two new forms, a Loan Estimate form and a Closing Disclosure form, in an attempt to simplify the mortgage application process and to help borrowers better understand their mortgage terms.

On October 7, 2015, at the direction of the FHFA, Fannie Mae and Freddie Mac released their selling representation and warranty framework for origination defects and remedies, or the "remedies framework," in an effort to clarify rules relating to mortgage repurchases and to enable lenders to manage risk more effectively. The remedies framework gives more clarity to lenders on their rights and responsibilities when selling or securitizing loans to or with the GSEs, specifically in regards to identifying and correcting origination defects, as well as repurchase alternatives. The framework applies to whole loans purchased and mortgage loans delivered into mortgage-backed securities on or after January 1, 2016.
On December 17, 2015, the FHFA released its 2016 Scorecard for Fannie Mae, Freddie Mac, and Common Securitization Solutions, or the "2016 Scorecard." The 2016 Scorecard built on the strategic objectives and priorities outlined in the FHFA's 2014 and 2015 scorecards. It highlighted a number of important goals, including changing the appraisal framework to use third party sources for property valuation in order to reduce representation and warranty risks, as well as implementing a refinancing program aimed at high LTV borrowers in January 2017 to replace the Home Affordable Refinance Program, which expires in December 2016. In addition, the 2016 Scorecard called for full implementation of the CSP by 2018. The CSP is to be utilized by both Fannie Mae and Freddie Mac to improve the liquidity of GSE securities and housing markets more broadly.
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
Portfolio Overview and Outlook
General Market Overview
For the fixed income markets, 2015 was characterized by high levels of interest rate volatility and, especially during the latter part of the year, widening credit spreads in the face of concerns over the health of the Chinese economy and the steep decline in commodity prices. Despite these concerns, the U.S. economy appeared strong enough for the Federal Reserve to begin tightening monetary policy, and it actually did so in December. For the first time since June 2006, the Federal Reserve raised its target interest rate by 0.25%. While this increase was both modest in size and widely expected, the actual implementation was significant in that it made official the Federal Reserve's view that the U.S. economy was on solid footing, and represented a reversal in course from previous monetary easing policy actions. Anticipation of an increase in the target interest rate put upward pressure on interest rates, especially shorter-term rates, during the latter part of 2015. While there was also upward pressure on longer-term interest rates, this upward pressure was somewhat muted by global market concerns and the increase in demand for safe haven securities. The 10-year U.S. Treasury yield ended the year at 2.27% as compared to 2.17% at the end of the 2014, an increase of 10 basis points, and the 2-year U.S. Treasury yield increased 39 basis points over the course of the year, from 0.66% to 1.05%. During 2015, the 2-year swap rate increased 28 basis points while the 10-year swap rate actually decreased 10 basis points. The 10-year interest rate swap spread to U.S. Treasury securities became negative during the second half of 2015, the first time this spread had become negative since 2010. The average rate for a fixed rate 30-year conventional mortgage also increased over 2015, rising to 4.01% as of December 31, 2015 from 3.87% as of December 31, 2014.
Agency
As of December 31, 2015, the value of our long Agency bond portfolio was $1.211 billion, as compared to $1.361 billion as of December 31, 2014.
Our Agency RMBS portfolio is principally comprised of "specified pools." Specified pools are fixed rate Agency pools with special characteristics, such as pools comprised of low loan balance mortgages, pools comprised of mortgages backed by investor properties, pools containing mortgages originated through the government-sponsored MHA refinancing programs, and pools containing mortgages with various other characteristics. During the year, our Agency RMBS purchasing activity continued to focus primarily on specified pools, especially those with higher coupons.

Yield spreads on Agency RMBS generally widened over the course of 2015, especially in the second half of the year. While Agency RMBS are not generally considered to have credit risk, their yield spreads nevertheless widened in sympathy with many credit-sensitive sectors, including corporate bonds and CMBS. Typically, the principal factor that drives the underperformance of Agency RMBS relative to interest rate swaps and U.S. Treasury securities is an actual or market-anticipated increase in prepayments. Actually, however, prepayments remained relatively muted given the absolute level of mortgage rates. Thus the yield spread widening of Agency RMBS was considered more technical in nature, as opposed to reflecting fundamental underperformance. Over the course of 2015, pay-ups on specified pools fluctuated as interest rates fluctuated. As of December 31, 2015, average pay-ups on our specified pools were 0.73% as compared to 0.74% as of December 31, 2014. Pay-ups are price premiums for specified pools relative to their TBA counterparts.
As mentioned above, interest rate swap spreads also exhibited an unusually high level of volatility during the year, with the 10-year swap spread to U.S. Treasury securities actually becoming negative for the first time since 2010. This contributed further to the widening in yield spreads between Agency RMBS and interest rate swaps, which was the primary cause of the substantial underperformance of our Agency RMBS portfolio relative to our swap hedges, especially during the second half of the year. During 2015, in addition to using swap-based instruments, we also continued to use short positions in TBAs to hedge interest rate risk.
We actively traded our Agency RMBS portfolio during the year in order to take advantage of volatility and to harvest modest gains. Our portfolio turnover for the year was approximately 112% (as measured by sales and excluding paydowns), and we captured net realized gains of $9.0 million, excluding hedges.
Over 2015, we continued to focus our Agency RMBS purchasing activity primarily on specified pools, especially those with higher coupons. As of December 31, 2015, the weighted average coupon on our fixed rate specified pools was 4.00%. During the year, yield spreads on reverse mortgage pools continued to widen, both in sympathy with the broader RMBS markets and more recently as a result of increases in reverse mortgage pool prepayment speeds. In response to this yield spread widening, we added to our reverse mortgage pool holdings. Our Agency RMBS portfolio also includes a small allocation to Agency ARMs and Agency IOs. We believe that there remains a heightened risk of substantial interest rate and prepayment volatility in the near term, thus reinforcing the importance of our ability to hedge our Agency RMBS portfolio using a variety of tools, including TBAs.
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
The following table summarizes prepayment rates for our portfolio of fixed rate specified pools (excluding those backed by reverse mortgages) on a quarterly basis for the years ended December 31, 2015 and 2014.

	Three Month Constant Prepayment Rates for the
	Three Month Period Ended
	March 31,	June 30,	September 30,	December 31,
2015(1)	6.3%	7.4%	7.1%	7.5%
2014(2)	2.2%	4.0%	5.3%	4.6%

(1)
Excludes Agency fixed rate RMBS without any prepayment history with a total fair value of $117.9 million, $78.6 million, $41.8 million, and $99.2 million as of March 31, 2015, June 30, 2015, September 30, 2015, and December 31, 2015, respectively.

(2)
Excludes Agency fixed rate RMBS without any prepayment history with a total fair value of $87.3 million, $120.5 million, $105.4 million, and $69.8 million as of March 31, 2014, June 30, 2014, September 30, 2014, and December 31, 2014, respectively.

The following table provides details about the composition of our portfolio of fixed rate specified pools (excluding those backed by reverse mortgages) as of December 31, 2015.

	December 31, 2015
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)
Fixed rate Agency RMBS:		(In thousands)
15-year fixed rate mortgages:
	3.00	$49,894	$51,566	24
	3.50	102,118	107,442	13
	4.00	10,534	11,253	21
Total 15-year fixed rate mortgages		162,546	170,261	17
20-year fixed rate mortgages	4.00	18,477	19,830	13
30-year fixed rate mortgages:
	3.00	29,515	29,571	36
	3.50	137,826	142,821	22
	4.00	343,776	365,952	15
	4.50	266,547	290,517	14
	5.00	61,541	68,208	23
	5.50	2,261	2,524	107
	6.00	1,058	1,201	111
Total 30-year fixed rate mortgages		842,524	900,794	18
Total fixed rate Agency RMBS		$1,023,547	$1,090,885	18
Our net Agency premium as a percentage of our long Agency RMBS holdings is one metric that we use to measure our overall prepayment risk. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on long Agency RMBS holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe we are exposed to market-wide increases in Agency RMBS prepayments. As of December 31, 2015, our net Agency premium as a percentage of fair value on long Agency RMBS holdings was approximately 4.1% as compared to 4.0%, as of December 31, 2014. Excluding TBA positions used to hedge our long Agency RMBS portfolio, our Agency premium as a percentage of fair value was approximately 6.2% and 6.9% as of December 31, 2015 and December 31, 2014, respectively. These percentages may fluctuate from period to period based on market factors, including interest rates and mortgage rates, as well as with respect to the net percentages, the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
In the aftermath of the significant 2015 spread widening, and with prepayments remaining relatively muted despite continued low levels of mortgage rates, we believe that Agency RMBS currently offer very attractive net interest margins and overall relative value.
Non-Agency
As of December 31, 2015, the value of our long non-Agency portfolio was $31.4 million, as compared to $32.5 million as of December 31, 2014, representing a decrease of 3.4%.
Yield spreads on non-Agency RMBS were generally not immune to the broader market widening that occurred over the course of 2015, although this sector was somewhat less impacted than other credit sectors. A stable housing market continues to support the non-Agency RMBS sector, while on the technical side the sector continues to be supported by the absence of a robust new issue market (in contrast with the CMBS sector, where new issue supply has been heavy). Over the course of the year, we traded positions within the portfolio, selling positions that in our view had become fully valued and replacing them with other attractively priced assets.

Financing
During 2015, our cost of repo financing increased. Our weighted average borrowing rate for the year ended December 31, 2015 increased seven basis points to 0.42% from 0.35% for the year ended December 31, 2014. Over the course of the year, repo funding costs came under upward pressure as market participants widely anticipated that the Federal Reserve would raise its target interest rate, and at its December meeting the Federal Reserve did so. Another factor impacting the repo market is that under the Dodd-Frank Act, bank capital treatment of repo transactions has become more onerous, thereby making it less attractive for banks to provide repo financing; this also put upward pressure on the cost of repo during 2015. While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as large banks, are becoming more active in providing repo financing. The vast majority of our outstanding repo financing is still provided by larger banks and dealers; however, in limited amounts, we have also entered into repo agreements with smaller non-bank dealers. In general, we continue to see strong appetite and competitive terms from both types of lenders.
In light of the FHFA's decision to proceed with its ban of captive insurance company memberships in the Federal Home Loan Bank System, the need for current member companies to find alternative financing could put additional upward pressure on repo rates for Agency RMBS over the next several months. However, we believe the impact of this development should be mitigated by the abundance of Agency RMBS repo lenders currently active in the market.
Our debt-to-equity ratio increased to 8.4:1 as of December 31, 2015, as compared to 8.1:1 as of December 31, 2014. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 8.1:1 as of December 31, 2015 as compared to 7.9:1 as of December 31, 2014. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions.
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
Certain of our critical accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that all of the decisions and assessments upon which our consolidated financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on our Manager and Ellington's experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a complete discussion of our significant accounting policies. We have identified our most critical accounting policies to be the following:
Valuation: For financial instruments that are traded in an "active market," the best measure of fair value is the quoted market price. However, many of our financial instruments are not traded in an active market. Therefore, management generally uses third-party valuations when available. If third-party valuations are not available, management uses other valuation techniques, such as the discounted cash flow methodology. Summary descriptions, for the various categories of financial instruments, of the valuation methodologies management uses in determining fair value of our financial instruments are detailed in Note 2 of the notes to our consolidated financial statements. Management utilizes such methodologies to assign a good faith fair value (the estimated price that, in an orderly transaction at the valuation date, would be received to sell an asset, or paid to transfer a liability, as the case may be) to each such financial instrument.
See the notes to our consolidated financial statements for more information on valuation techniques used by management in the valuation of our assets and liabilities.
Accounting for Securities: Investments in mortgage-backed securities are recorded on trade date. We have chosen to make a fair value election pursuant to ASC 825-10, Financial Instruments, for our mortgage-backed securities portfolio. Electing the fair value option allows us to record changes in fair value in our Consolidated Statement of Operations, which, in our view, more appropriately reflects the results of our operations for a particular reporting period as all securities activities will be recorded in a similar manner. As such, the mortgage-backed securities are recorded at fair value on our Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on our Consolidated Statement of Operations as a component of Change in net unrealized gains (losses) on securities.
Realized gains or losses on sales of mortgage-backed securities are included in Net realized gains (losses) on securities on the Consolidated Statement of Operations, and are recorded at the time of disposition. The cost of positions sold is calculated based on identified cost. Principal write-offs are generally treated as realized losses.
Interest Income: Coupon interest income on investment securities is accrued based on the outstanding principal balance and the current coupon rate on each security. We amortize purchase premiums and accrete purchase discounts on our fixed income investments using the effective interest method.
Our accretion of discounts and amortization of premiums on securities for U.S. federal and other tax purposes is likely to differ from the accounting treatment under U.S. GAAP of these items as described above.
See the Note 2 of the notes to our consolidated financial statements for more information on the assumptions and methods that we use to amortize purchase premiums and accrete purchase discounts.
Income Taxes: We made an election to be taxed as a REIT for U.S. federal income tax purposes. As a REIT, we generally are not subject to corporate-level federal and state income tax on net income we distribute to our shareholders. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of our taxable income to our shareholders. Even if we qualify as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and property and to federal income and excise taxes on our undistributed taxable income. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state, and local income taxes and may be precluded from qualifying as a REIT for the four taxable years following the year in which the Company fails to qualify as a REIT.
We follow the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals of the litigation process, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or to 2014 or 2013 (its open tax years. In the normal course of business, we may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period, 2014, 2013 or 2012 (our open tax years). We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions; we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in the consolidated financial statements included in this Annual Report on Form 10-K.
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

Financial Condition
Investment portfolio
The following tables summarize our mortgage-backed securities portfolio of as of December 31, 2015 and December 31, 2014:

	December 31, 2015					December 31, 2014
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed rate mortgages	$162,546	$170,261	$104.75	$170,385	$104.82	$130,720	$138,028	$105.59	$137,024	$104.82
20-year fixed rate mortgages	18,477	19,830	107.32	19,754	106.91	9,764	10,568	108.23	10,341	105.91
30-year fixed rate mortgages	842,524	900,794	106.92	896,356	106.39	1,042,550	1,122,254	107.65	1,103,639	105.86
ARMs	36,433	38,530	105.76	38,629	106.03	41,710	44,283	106.17	44,523	106.74
Reverse mortgages	68,690	73,692	107.28	75,205	109.48	31,412	34,425	109.59	34,153	108.73
Total Agency RMBS	1,128,670	1,203,107	106.60	1,200,329	106.35	1,256,156	1,349,558	107.44	1,329,680	105.85
Non-Agency RMBS	48,408	31,401	64.87	30,395	62.79	50,668	32,501	64.15	30,291	59.78
Total RMBS(2)	1,177,078	1,234,508	104.88	1,230,724	104.56	1,306,824	1,382,059	105.76	1,359,971	104.07
Agency IOs	n/a	7,758	n/a	8,491	n/a	n/a	11,244	n/a	10,780	n/a
Total mortgage-backed securities		1,242,266		1,239,215			1,393,303		1,370,751
U.S. Treasury securities sold short	(79,550)	(78,447)	98.61	(79,003)	99.31	(13,860)	(13,959)	100.71	(13,917)	100.41
Reverse repurchase agreements	78,632	78,632	100.00	78,632	100.00	13,987	13,987	100.00	13,987	100.00
Total		$1,242,451		$1,238,844			$1,393,331		$1,370,821

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Excludes Agency IOs.
The vast majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency CMOs. Within this strategy, we generally target Agency RMBS pools that, taking into account their particular composition and based on our prepayment projections: (1) should generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) should have less prepayment sensitivity to government policy shocks and/or (3) should create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months when actual prepayment experience can be observed. As of both December 31, 2015 and December 31, 2014, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
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

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of December 31, 2015 and December 31, 2014:

(In thousands)	December 31, 2015	December 31, 2014
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$115	$387
TBA securities sale contracts	302	89
Fixed payer interest rate swaps	891	2,518
Fixed receiver interest rate swaps	857	—
Swaptions	—	78
Futures	18	—
Total financial derivatives–assets, at fair value:	2,183	3,072
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(49)	(5)
TBA securities sale contracts	(315)	(1,669)
Fixed payer interest rate swaps	(4,361)	(7,026)
Total financial derivatives–liabilities, at fair value:	(4,725)	(8,700)
Total	$(2,542)	$(5,628)
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
As of December 31, 2015, as part of our interest rate hedging program, we also held short positions in U.S. Treasury securities, with a total principal amount of $79.6 million and a fair value of $78.4 million. As of December 31, 2014, we also held short positions in U.S. Treasury securities, with a total principal amount of $13.9 million and a fair value of $14.0 million.

The composition and relative mix of instruments we use to hedge various risks may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of December 31, 2015 and December 31, 2014. We had no other borrowings outstanding.

	December 31, 2015			December 31, 2014
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$666,124	0.52%	14	$437,633	0.33%	15
31-60 days	336,350	0.53	45	417,009	0.34	44
61-90 days	89,142	0.70	74	333,580	0.36	72
91-120 days	131,103	0.53	106	—	—	—
151-180 days	—	—	—	85,917	0.41	165
301-330 days	—	—	—	48,941	0.47	317
Total	$1,222,719	0.54%	37	$1,323,080	0.35%	60
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. Because our strategy is flexible, dynamic, and opportunistic, our overall leverage will vary over time. As of December 31, 2015 and December 31, 2014, our total debt-to-equity ratio was 8.4 to 1 and 8.1 to 1, respectively. Collateral transferred with respect to our outstanding repo borrowings as of December 31, 2015 and December 31, 2014 had an aggregate fair value of $1.3 billion and $1.4 billion, respectively. Adjusted for unsettled security purchases and sales, our debt-to-equity ratios was 8.1:1 as of December 31, 2015 as compared to 7.9:1 as of December 31, 2014. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions.
Shareholders' Equity
As of December 31, 2015, our shareholders' equity decreased to $144.9 million from $163.4 million as of December 31, 2014. This decrease principally consisted of dividends declared of $18.3 million and the repurchase of common shares of $0.4 million partially offset by share based compensation of $0.1 million and net income of $30 thousand. As of December 31, 2015, our book value per share was $15.86 as compared to $17.86 as of December 31, 2014.

Results of Operations for the Years Ended December 31, 2015, 2014, and 2013:
The following table summarizes our results of operations for the years ended December 31, 2015, 2014, and 2013:

(In thousands except for per share amounts)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net Interest income
Net interest income	$34,515	$42,313	$24,810
Expenses
Management fees	2,304	2,285	2,066
Other operating expenses	2,841	3,467	2,260
Total expenses	5,145	5,752	4,326
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	(9,327)	51,007	(63,602)
Net realized and change in net unrealized gains (losses) on financial derivatives	(20,013)	(71,400)	41,204
Total Other Income (Loss)	(29,340)	(20,393)	(22,398)
Net Income (Loss)	$30	$16,168	$(1,914)
Net Income (Loss) Per Common Share	$—	$1.77	$(0.29)
Core Earnings
Core Earnings consists of net income (loss), excluding realized and change in net unrealized gains and (losses) on securities and financial derivatives, and, if applicable, items of income or loss that are of a non-recurring nature. Core Earnings includes net realized and change in net unrealized gains (losses) associated with payments and accruals of periodic payments on interest rate swaps. Our interest income is subject to fluctuations based on adjustments to premium amortization as a result of changes in prepayments of our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). We refer to this adjustment as a "Catch-up Premium Amortization Adjustment." Core Earnings excluding Catch-up Premium Amortization Adjustments consists of Core Earnings but excludes the effect of Catch-up Premium Amortization Adjustments on interest income. Core Earnings and Core Earnings excluding Catch-up Premium Amortization Adjustments are supplemental non-GAAP financial measures. We believe that Core Earnings and Core Earnings excluding Catch-up Premium Amortization Adjustments provide information useful to investors because they are metrics that we use to assess our performance and to evaluate the effective net yield provided by the portfolio. Moreover, one of our objectives is to generate income from the net interest margin on the portfolio, and Core Earnings and Core Earnings excluding Catch-up Premium Amortization Adjustments are used to help measure the extent to which this objective is being achieved. However, because Core Earnings and Core Earnings excluding Catch-up Premium Amortization Adjustments are incomplete measures of our financial results and differ from net income (loss) computed in accordance with U.S. GAAP, they should be considered as supplementary to, and not as substitutes for, net income (loss) computed in accordance with U.S. GAAP.

The table below reconciles Core Earnings and Core Earnings excluding Catch-up Premium Amortization Adjustments for the years ended December 31, 2015, 2014, and 2013 to the line, Net Income (Loss), on our Consolidated Statement of Operations, which we believe is the most directly comparable U.S. GAAP measure:

(In thousands except for share amounts)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net Income (Loss)	$30	$16,168	$(1,914)
Less:
Net realized gains (losses) on securities	9,577	2,457	(37,456)
Net realized losses on financial derivatives, excluding periodic payments(1)	(16,405)	(22,661)	12,510
Change in net unrealized gains (losses) on securities	(18,904)	48,550	(26,146)
Change in net unrealized gains (losses) on financial derivatives, excluding accrued periodic payments(2)	3,769	(39,932)	35,432
Subtotal	(21,963)	(11,586)	(15,660)
Core Earnings	$21,993	$27,754	$13,746
Catch-up Premium Amortization Adjustments	(1,076)	595	471
Core Earnings excluding Catch-up Premium Amortization Adjustments	23,069	27,159	13,275
Weighted Average Shares Outstanding	9,143,508	9,142,736	6,566,656
Core Earnings Per Share	$2.41	$3.04	$2.09
Core Earnings Per Share excluding Catch-up Premium Amortization Adjustments	$2.52	$2.97	$2.02

(1)
For the year ended December 31, 2015, represents Net realized gains (losses) on financial derivatives of $(23,432) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(7,027). For the year ended December 31, 2014, represents Net realized gains (losses) on financial derivatives of $(31,878) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(9,217). For the year ended December 31, 2013, represents Net realized gains (losses) on financial derivatives of $7,310 less Net realized gains (losses) on periodic settlements of interest rate swaps of $(5,200). See Note 5 in the notes to our consolidated financial statements.

(2)
For the year ended December 31, 2015, represents Change in net unrealized gains (losses) on financial derivatives of $3,419 less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(350). For the year ended December 31, 2014, represents Change in net unrealized gains (losses) on financial derivatives of $(39,522) less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $410. For the year ended December 31, 2013, represents Change in net unrealized gains (losses) on financial derivatives of $33,894 less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(1,538). See Note 5 in the notes to our consolidated financial statements.

Results of Operations for the Years Ended December 31, 2015 and 2014
Net Income (Loss)
The decrease in net income year over year was principally due to a decrease in net interest income, as discussed below, and net realized and unrealized losses on securities for the year ended December 31, 2015 as compared to net realized and unrealized gains on securities for the year ended December 31, 2014. Reduced net interest income resulted in a commensurate decline in our Core Earnings.
Interest Income
Our portfolio as of both December 31, 2015 and 2014 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $40.8 million and $46.8 million in interest income on these securities for the years ended December 31, 2015 and 2014, respectively. The year-over-year decrease in interest income resulted from lower yields on our Agency RMBS and lower average holdings on both our Agency and non-Agency RMBS.

The following table details our interest income, average holdings of interest-earning assets, and weighted average yield based on amortized cost for the year ended December 31, 2015 and 2014:

	Non-Agency(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Year ended December 31, 2015	$3,158	$28,808	10.96%	$37,546	$1,293,950	2.90%	$40,704	$1,322,758	3.08%
Year ended December 31, 2014	$3,167	$29,851	10.61%	$43,643	$1,333,054	3.27%	$46,810	$1,362,905	3.43%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the years ended December 31, 2015 and 2014, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities. Our total interest expense for the year ended December 31, 2015 was $6.2 million, of which $5.2 million represented interest expense on our repo borrowings and approximately $1.0 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the year ended December 31, 2014 was $4.5 million, substantially all of which represented interest expense on our repo borrowings. The year-over-year increase in our total interest expense was mainly due to an increase in interest expense paid on short U.S. Treasury securities associated with an increase in the use of these instruments for hedging purposes and also to a lesser extent an increase in our cost of funds due to higher financing rates. Our average outstanding repo borrowings for the year ended December 31, 2015 was $1.24 billion, resulting in an annualized average cost of funds of 0.42%. Our average outstanding repo borrowings for the year ended December 31, 2014 was $1.26 billion, resulting in an annualized average cost of funds of 0.35%.
The following table shows information related to our annualized average cost of funds for the years ended December 31, 2015 and 2014.

($ in thousands)	Average Borrowed Funds	Interest Expense	Annualized Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
Year Ended December 31, 2015	$1,239,580	$5,208	0.42%	0.20%	0.49%
Year Ended December 31, 2014	$1,256,771	$4,385	0.35%	0.16%	0.33%
As an alternative cost of funds measure, we add to our repo interest cost the net periodic amounts paid or payable by us on our interest rate swaps and interest expense we incur on our short positions in U.S. Treasury securities and express the total as an annualized percentage of our average outstanding borrowings. The total of our net periodic expense paid or payable under our interest rate swaps and our interest expense on our short positions in U.S. Treasury securities was $8.4 million for the year ended December 31, 2015, or 0.68% of our average outstanding repo borrowings on an annualized basis, thereby resulting in an annualized average cost of funds including interest rate swaps and short positions in U.S. Treasury securities of 1.10%. The total of our net periodic expense paid or payable under our interest rate swaps was $8.8 million for the year ended December 31, 2014, or 0.70% of our average outstanding borrowings on an annualized basis, thereby resulting in an annualized average cost of funds including interest rate swaps of 1.05%. This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.
Management Fees
For both of the years ended December 31, 2015 and 2014, our management fee expense was approximately $2.3 million.
Other Operating Expenses
Other operating expenses include professional fees, compensation expense, and various other expenses incurred in connection with the operation of our business. Other operating expenses for the years ended December 31, 2015 and 2014 were approximately $2.8 million and $3.5 million, respectively. Our expense ratio, which represents our management fees and other operating expenses as a percentage of our average shareholders' equity, was 3.3% on an annualized basis for the year ended December 31, 2015, as compared to 3.4% for the year ended December 31, 2014. The decrease in our annualized expense ratio is primarily due to a decrease in professional fees and compensation expense.

Other Income (Loss)
Other income (loss) consisted of net realized and net change in unrealized gain (losses) on securities and financial derivatives. For the year ended December 31, 2015, other income (loss) was $(29.3) million, and consisted of net realized and change in net unrealized losses of $(20.0) million on our financial derivatives and by net realized and change in net unrealized losses of approximately $(9.3) million on our securities, primarily our Agency RMBS. The year ended December 31, 2015 was marked by significant interest rate volatility. Over the course of 2015, interest rates have moved both sharply higher and sharply lower, and overall, have resulted in net losses on our financial derivatives, most notably our interest rate swaps. Since, over the course of the year ended December 31, 2015, we have been using a greater amount of interest rate swaps relative to short TBAs to hedge interest rate risk, we have had to much more actively adjust our interest rate hedges as interest rates have moved sharply higher and lower. This increased interest rate swap adjustment activity, coupled with the significant overall decline in swap spreads, led to losses on our interest rate swaps over the period. Over the course of the year, we actively traded our Agency RMBS portfolio. Our portfolio turnover was approximately 112% (as measured by sales and excluding paydowns), and we captured net realized gains of $9.0 million, excluding hedges.
Other income (loss) for the year ended December 31, 2014 was $(20.4) million and consisted of net realized and change in net unrealized losses of $(71.4) million on our financial derivatives, partially offset by net realized and change in net unrealized gains of approximately $51.0 million on our securities, principally our Agency RMBS.
Results of Operations for the Years Ended December 31, 2014 and 2013
Net Income (Loss)
We had net income for the year ended December 31, 2014 of $16.2 million, or $1.77 per share, and we had Core Earnings of $27.8 million, or $3.04 per share. For the year ended December 31, 2013, we had a net loss of $(1.9) million, or $(0.29) per share, and we had Core Earnings of $13.7 million, or $2.09 per share. The increase in net income year over year was principally due to an increase in interest income, related to a larger portfolio of average holdings over the year ended December 31, 2014.
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
Other Income (Loss)
Other income (loss) consisted of net realized and net change in unrealized gain (losses) on mortgage-backed securities and financial derivatives. For the year ended December 31, 2014, other income income (loss) was $(20.4) million, and consisted of net realized and change in net unrealized losses of $(71.4) million on our financial derivatives, partially offset by net realized and change in net unrealized gains of approximately $51.0 million on our mortgage-backed securities, primarily our Agency RMBS. Long-term interest rates generally declined over the course of the year, causing our mortgage-backed securities to increase in value and our derivatives to decline in value. Other income (loss) for the year ended December 31, 2013 was $(22.4) million and consisted of net realized and change in unrealized losses of $(63.6) million on our mortgage-backed securities, principally our Agency RMBS, partially offset by net realized and change in net unrealized gains of approximately $41.2 million on our financial derivatives.
Liquidity and Capital Resources
Liquidity refers to our ability to meet our cash needs, including repaying our borrowings, funding and maintaining RMBS and other assets, paying dividends, and other general business needs. Our short-term (one year or less) and long-term liquidity requirements include acquisition costs for assets we acquire, payment of our management fee, compliance with margin requirements under our repurchase agreements, TBA and other financial derivative contracts, repayment of repurchase agreement borrowings to the extent we are unable or unwilling to extend our repurchase agreements, the payment of dividends, and payment of our general operating expenses. Our capital resources primarily include cash on hand, cash flow from our investments (including monthly principal and interest payments received on our RMBS and proceeds from the sale of RMBS), borrowings under repurchase agreements, and proceeds from equity offerings. We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs.
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
As of December 31, 2015 and 2014, we had $1.2 billion and $1.3 billion, respectively, outstanding under our repurchase agreements. As of December 31, 2015, our outstanding repurchase agreements were with thirteen counterparties.

Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table reflects counterparties for which the amounts at risk relating to our repurchase agreements was greater than 5% of shareholders' equity as of December 31, 2015 and 2014.
December 31, 2015:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
Deutsche Bank Securities	$12,950	24	8.9%
J.P. Morgan Securities Inc.	$12,377	29	8.5%
RBC Capital Markets LLC	$9,630	64	6.6%

(1)	Amounts at risk exclude, in aggregate, $1.5 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
December 31, 2014:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
Bank of America Securities	$15,754	69	9.6%
J.P. Morgan Securities Inc.	$12,012	27	7.4%
Deutsche Bank Securities	$11,919	55	7.3%
RBC Capital Markets LLC	$10,374	113	6.3%

(1)	Amounts at risk exclude, in aggregate, $2.7 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of December 31, 2015 and 2014, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 4.7% and 4.5%, respectively.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for 2015, 2014, and 2013. There were no borrowings under repurchase agreements prior to May 2013.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
December 31, 2015	$1,222,719	$1,228,964	$1,286,274
September 30, 2015	1,225,905	1,242,650	1,248,604
June 30, 2015	1,264,479	1,247,617	1,269,551
March 31, 2015	1,211,110	1,239,167	1,255,568
December 31, 2014	1,323,080	1,275,874	1,323,080
September 30, 2014	1,233,333	1,251,296	1,275,122
June 30, 2014	1,285,593	1,239,899	1,285,593
March 31, 2014	1,281,470	1,259,901	1,281,470
December 31, 2013	1,310,347	1,304,452	1,310,347
September 30, 2013	1,292,946	1,296,042	1,371,881
June 30, 2013(1)	1,215,696	550,721	1,215,696

(1)
For the quarter ended June 30, 2013 the significant increase between average borrowings outstanding and total borrowings at June 30, 2013 was due to the deployment of proceeds from our initial public offering of common shares in May 2013 into investment in RMBS which we financed through repurchase agreements.

We held cash and cash equivalents of approximately $40.2 million and $45.2 million as of December 31, 2015 and 2014, respectively.
We may declare dividends based on, among other things, our earnings, our financial condition, the REIT qualification requirements of the Internal Revenue Code of 1986, as amended, our working capital needs and new opportunities. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Trustees. The following table sets forth the dividend distributions authorized by the Board of Trustees for the periods indicated below:
Year Ended December 31, 2015

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.55	$5,032	March 11, 2015	March 31, 2015	April 27, 2015
Second Quarter	$0.55	$5,032	June 16, 2015	June 30, 2015	July 27, 2015
Third Quarter	$0.45	$4,111	September 15, 2015	September 30, 2015	October 26, 2015
Fourth Quarter	$0.45	$4,111	December 15, 2015	December 31, 2015	January 25, 2016
Year Ended December 31, 2014

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.55	$5,027	March 12, 2014	March 31, 2014	April 28, 2014
Second Quarter	$0.55	$5,027	June 17, 2014	June 30, 2014	July 25, 2014
Third Quarter	$0.55	$5,032	September 11, 2014	September 30, 2014	October 27, 2014
Fourth Quarter	$0.55	$5,032	December 11, 2014	December 31, 2014	January 26, 2015
For the year ended December 31, 2015, our operating activities provided net cash of $24.8 million and our investing activities provided net cash of $90.1 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements) used net cash of $100.4 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $14.5 million. We used $19.2 million to pay dividends and $0.4 million for the repurchase of common shares. As a result of these activities, there was a decrease in our cash holdings of $5.1 million from $45.2 million as of December 31, 2014 to $40.2 million as of December 31, 2015.
For the year ended December 31, 2014, our operating activities provided net cash of $21.3 million and our investing activities used net cash of $19.0 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements) provided net cash of $12.7 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $15.0 million for the year ended December 31, 2014. We used $19.7 million to pay dividends and $0.2 million to pay offering costs. As a result of these activities, there was a decrease in our cash holdings of $4.9 million from $50.1 million as of December 31, 2013 to $45.2 million as of December 31, 2014.
For the year ended December 31, 2013, our operating activities provided net cash of $25.5 million and our investing activities used net cash of $1.45 billion. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements) provided net cash of $1.31 billion. Thus our operating and investing activities, when combined with our net repo financing activities, used net cash of $110.7 million for the year ended December 31, 2013. We received $150.0 million in gross proceeds from issuance of common shares. We used $5.8 million to pay dividends and $1.5 million to pay offering costs. As a result of these activities, there was an increase in our cash holdings of $32.0 million from $18.2 million as of December 31, 2012 to $50.1 million as of December 31, 2013.
On August 13, 2013, our Board of Trustees approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. During the year ended December 31, 2015, we purchased 29,561 common shares at an average price per share of $12.69 for an aggregate cost of approximately $0.4 million.
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
Contractual Obligations and Commitments
We are a party to a management agreement with our Manager. Pursuant to that agreement, our Manager is entitled to receive a management fee based on shareholders' equity, reimbursement of certain expenses and, in certain circumstances, a termination fee. Such fees and expenses do not have fixed and determinable payments. For a description of the management agreement provisions, see Note 9 to our consolidated financial statements.
The following table summarizes our contractual obligations at December 31, 2015:

(In thousands)	Less than One Year	1-3 Years	3-5 Years	More than Five Years	Total
Repurchase agreements	1,222,719	—	—	—	1,222,719
Interest expense on repurchase agreements, based on rates at December 31, 2015(1)	1,741	—	—	—	1,741
Payable for securities purchased	98,949	—	—	—	98,949
Total	1,323,409	—	—	—	1,323,409

(1)	Includes accrued interest expense on repurchase agreements at December 31, 2015 of $1.1 million which is included in Interest payable on the Consolidated Balance Sheet.
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of each of December 31, 2015 and 2014, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
Off-Balance Sheet Arrangements
As of December 31, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
Interest Rate Risk
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with most of our assets and liabilities. For some securities in our portfolio, the coupon interest rates on, and therefore also the values of, such securities are highly sensitive to interest rate movements, such as inverse floating rate RMBS, which benefit from falling interest rates. Our repurchase agreements generally have maturities of up to 180 days and carry interest rates that are determined by reference to LIBOR or similar short-term benchmark rates for those same periods. Whenever one of our fixed rate repo borrowings matures, it will generally be replaced with a new fixed rate repo borrowing based on market interest rates prevailing at such time. Subject to qualifying and maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we opportunistically hedge our interest rate risk by entering into interest rate swaps, TBAs, U.S. Treasury securities, Eurodollar and U.S. Treasury futures, and other instruments. In general, such hedging instruments are used to offset the large majority of the interest rate risk we estimate to arise from our repurchase agreement indebtedness generally associated with our Agency RMBS positions. Hedging instruments may also be used to offset a portion of the interest rate risk arising from our repurchase agreement liabilities associated with non-Agency RMBS positions, if any.
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of December 31, 2015, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in Value for a Decrease in Interest Rates by		Estimated Change in Value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS, excluding TBAs	$18,501	$31,290	$(24,215)	$(54,144)
TBAs	(3,488)	(4,515)	5,949	14,360
Non-Agency RMBS	282	575	(271)	(531)
U.S. Treasury Securities, Interest Rate Swaps, Swaptions, and Futures	(16,226)	(33,164)	15,515	30,318
Repurchase and Reverse Repurchase Agreements	(624)	(699)	634	1,267
Total	$(1,555)	$(6,513)	$(2,388)	$(8,730)
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our December 31, 2015 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Special Note Regarding Forward-Looking Statements."
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

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015 AND DECEMBER 31, 2014, AND FOR THE YEARS ENDED DECEMBER 31, 2015, DECEMBER 31, 2014 AND DECEMBER 31, 2013:
Report of Independent Registered Public Accounting Firm	73
Consolidated Balance Sheet	74
Consolidated Statement of Operations	75
Consolidated Statement of Shareholders' Equity	76
Consolidated Statement of Cash Flows	77
Notes to the Consolidated Financial Statements	78

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Ellington Residential Mortgage REIT:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Ellington Residential Mortgage REIT and its subsidiaries (the "Company") at December 31, 2015 and December 31, 2014, and the results of their operations, and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, NY
March 10, 2016

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET

	December 31, 2015	December 31, 2014
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$40,166	$45,237
Mortgage-backed securities, at fair value	1,242,266	1,393,303
Due from brokers	33,297	18,531
Financial derivatives–assets, at fair value	2,183	3,072
Reverse repurchase agreements	78,632	13,987
Receivable for securities sold	155,526	41,834
Interest receivable	4,325	4,793
Other assets	289	317
Total Assets	$1,556,684	$1,521,074
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,222,719	$1,323,080
Payable for securities purchased	98,949	4,227
Due to brokers	439	583
Financial derivatives–liabilities, at fair value	4,725	8,700
U.S. Treasury securities sold short, at fair value	78,447	13,959
Dividend payable	4,111	5,032
Accrued expenses	533	890
Management fee payable	545	551
Interest payable	1,361	687
Total Liabilities	1,411,829	1,357,709
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (9,135,103 and 9,149,274 shares issued and outstanding, respectively)	92	91
Additional paid-in-capital	181,027	181,282
Accumulated deficit	(36,264)	(18,008)
Total Shareholders' Equity	144,855	163,365
Total Liabilities and Shareholders' Equity	$1,556,684	$1,521,074

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$40,751	$46,824	$27,866
Interest expense	(6,236)	(4,511)	(3,056)
Total net interest income	34,515	42,313	24,810
EXPENSES
Management fees	2,304	2,285	2,066
Professional fees	574	986	624
Compensation expense(1)	621	678	401
Other operating expenses(1)	1,646	1,803	1,235
Total expenses	5,145	5,752	4,326
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	9,577	2,457	(37,456)
Net realized gains (losses) on financial derivatives	(23,432)	(31,878)	7,310
Change in net unrealized gains (losses) on securities	(18,904)	48,550	(26,146)
Change in net unrealized gains (losses) on financial derivatives	3,419	(39,522)	33,894
Total other income (loss)	(29,340)	(20,393)	(22,398)
NET INCOME (LOSS)	$30	$16,168	$(1,914)
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$—	$1.77	$(0.29)
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$2.00	$2.20	$1.14

(1)	Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2012	1,633,378	$16	—	$—	$32,674	$(1,726)	$30,964
Issuance of common shares	7,500,000	75	—	—	149,925		150,000
Issuance of restricted shares	6,464	—	—	—	—		—
Share based compensation					46		46
Offering costs					(1,498)		(1,498)
Dividends declared						(10,418)	(10,418)
Net loss						(1,914)	(1,914)
BALANCE, December 31, 2013	9,139,842	91	—	—	181,147	(14,058)	167,180
Issuance of restricted shares	9,432	—	—	—	—		—
Share based compensation					135		135
Dividends declared						(20,118)	(20,118)
Net income						16,168	16,168
BALANCE, December 31, 2014	9,149,274	91	—	—	181,282	(18,008)	163,365
Issuance of restricted shares	15,390	1	—	—	—		1
Share based compensation					120		120
Repurchase of common shares	(29,561)	—	—	—	(375)		(375)
Dividends declared						(18,286)	(18,286)
Net income						30	30
BALANCE, December 31, 2015	9,135,103	$92	—	$—	$181,027	$(36,264)	$144,855

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$30	$16,168	$(1,914)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	(9,577)	(2,457)	37,456
Change in net unrealized (gains) losses on securities	18,904	(48,550)	26,146
Net realized (gains) losses on financial derivatives	23,432	31,878	(7,310)
Change in net unrealized (gains) losses on financial derivatives	(3,419)	39,522	(33,894)
Amortization of premiums and accretion of discounts (net)	9,415	7,174	3,911
Share based compensation	120	135	46
(Increase) decrease in assets:
Due from brokers	(14,766)	(184)	(18,347)
Interest receivable	468	(27)	(4,727)
Other assets	28	(134)	(174)
Increase (decrease) in liabilities:
Due to brokers	(144)	(22,205)	22,788
Accrued expenses	(357)	66	281
Interest payable	674	(77)	764
Management fees payable	(6)	(49)	484
Net cash provided by (used in) operating activities	24,802	21,260	25,510
Cash flows provided by (used in) investing activities:
Purchases of securities	(2,020,500)	(2,019,101)	(2,889,912)
Proceeds from sale of securities	1,996,591	1,934,237	1,388,043
Principal repayments of mortgage-backed securities	136,726	98,144	47,994
Proceeds from investments sold short	799,493	211,937	2,043
Repurchase of investments sold short	(734,495)	(198,381)	(2,036)
Proceeds from disposition of financial derivatives	14,241	9,145	31,276
Purchase of financial derivatives	(37,341)	(41,024)	(23,967)
Payments made on reverse repurchase agreements	(14,584,118)	(1,094,706)	(4,098)
Proceeds from reverse repurchase agreements	14,519,473	1,080,719	4,098
Net cash provided by (used in) investing activities	90,070	(19,030)	(1,446,559)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common shares	—	—	150,000
Offering costs paid	—	(182)	(1,498)
Repurchase of common shares	(375)	—	—
Dividends paid	(19,207)	(19,656)	(5,849)
Borrowings under repurchase agreements	2,660,924	5,995,452	6,516,450
Repayments of repurchase agreements	(2,761,285)	(5,982,719)	(5,206,103)
Cash provided by (used in) financing activities	(119,943)	(7,105)	1,453,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,071)	(4,875)	31,951
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,237	50,112	18,161
CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,166	$45,237	$50,112
Supplemental disclosure of cash flow information:
Interest paid	$5,562	$4,589	$2,292
Dividends payable	$4,111	$5,032	$4,570

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
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
Ellington Residential Mortgage Management LLC, or the "Manager," serves as the Manager of the Company pursuant to the terms of the Fourth Amended and Restated Management Agreement (the "Management Agreement"). The Manager is an affiliate of Ellington Management Group, L.L.C., or "EMG," an investment management firm that is an SEC-registered investment adviser with a 21-year history of investing in a broad spectrum of mortgage-backed securities and related derivatives, with an emphasis on the residential mortgage-backed securities, or "RMBS," market. In accordance with the terms of the Management Agreement and the Services Agreement, as discussed in Note 9, the Manager is responsible for administering the Company's business activities and day-to-day operations, and performs certain services, subject to oversight by the Board of Trustees. See Note 9 for further information on the Management Agreement.
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
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or "the Code," and intends to conduct its operations to be qualified and taxed as REIT. As a REIT, the Company is required to distribute annually at least 90% of its taxable income. As long as the Company continues to qualify as a REIT, it will not be subject to U.S. federal corporate taxes on its taxable income to the extent that it distributes all of its annual taxable income to its shareholders. It is the intention of the Company to distribute at least 100% of its taxable income, after application of available tax attributes, within the time limits prescribed by the Code, which may extend into the subsequent taxable year.
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP." Entities in which the Company has a controlling financial interest, through ownership of the majority of the entities' voting equity interests, or through other contractual rights that give the Company control, are consolidated by the Company. All inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material.
(B) Valuation: The Company applies ASC 820-10, Fair Value Measurement and Disclosures ("ASC 820-10"), to its holdings of financial instruments. ASC 820-10 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the observability of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•
Level 1—inputs to the valuation methodology are observable and reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. Currently, the types of financial instruments the Company generally includes in this category are, exchange-traded derivatives;

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
For certain financial instruments, the various inputs that management uses to measure fair value for such financial instrument may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for such financial instrument is based on the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the various inputs that management uses to measure fair value with the highest priority to inputs that are observable and reflect quoted prices (unadjusted) for identical assets or liabilities in active markets (Level 1) and the lowest priority to inputs that are unobservable and significant to the fair value measurement (Level 3). The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. The Company may use valuation techniques consistent with the market and income approaches to measure the fair value of its assets and liabilities. The market approach uses third-party valuations and information obtained from market transactions involving identical or similar assets or liabilities. The income approach uses projections of the future economic benefits of an instrument to determine its fair value, such as in the discounted cash flow methodology. The inputs or methodology used for valuing financial instruments are not necessarily an indication of the risk associated with investing in these financial instruments. Transfers between levels of the fair value hierarchy are assumed to occur at the end of the reporting period.
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
Given their relatively high level of price transparency, Agency RMBS pass-throughs and TBAs are typically designated as Level 2 assets, although Agency interest only and inverse interest only RMBS are currently designated as Level 3 assets since they generally have less price transparency. Non-Agency RMBS are generally classified as either Level 2 or Level 3 based on analysis of available market data such as recent trades and executable bids. Furthermore, the methodology used by the third-party valuation providers is reviewed at least annually by management, so as to ascertain whether such providers are utilizing observable market data to determine the valuations that they provide.
Interest rate swaps and swaptions are typically valued based on internal models that use observable market data, including applicable interest rates in effect as of the measurement date; the model-generated valuations are then typically compared to counterparty valuations for reasonableness.

In valuing its derivatives, the Company also considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement. These financial derivatives are generally designated as Level 2 instruments.
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
(C) Accounting for Securities: Purchases and sales of investments are recorded on trade date and realized and unrealized gains and losses are calculated based on identified cost.
The Company has chosen to make a fair value election pursuant to ASC 825-10, Financial Instruments, for its securities portfolio. Electing the fair value option allows the Company to record changes in fair value in the Consolidated Statement of Operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner. As such, securities are recorded at fair value on the Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on the Consolidated Statement of Operations as a component of Change in net unrealized gains (losses) on securities.
(D) Interest Income: Coupon interest income on investment securities is accrued based on the outstanding principal balance or notional amount and the current coupon rate on each security. The Company amortizes purchase premiums and accretes purchase discounts on its fixed income securities. For RMBS that are deemed to be of high credit quality at the time of purchase, premiums and discounts are generally amortized/accreted into interest income over the life of such securities using the effective interest method. For securities whose cash flows vary depending on prepayments, an effective yield retroactive to the time of purchase is periodically recomputed based on actual prepayments and changes in projected prepayment activity, and a catch-up adjustment is made to amortization to reflect the cumulative impact of the change in effective yield. For RMBS that are deemed not to be of high credit quality at the time of purchase, interest income is recognized based on the effective interest method. For purposes of determining the effective interest rate, management estimates the future expected cash flows of its investment holdings based on assumptions including, but not limited to, assumptions for future prepayment rates, default rates, and loss severities (each of which may in turn incorporate various macro-economic assumptions, such as future housing prices). These assumptions are re-evaluated not less than quarterly. Principal write-offs are generally treated as realized losses. Changes in projected cash flows, as applied to the current amortized cost of the security, may result in a prospective change in the yield/interest income recognized on such securities.
The Company's accretion of discounts and amortization of premiums on securities for U.S. federal and other tax purposes is likely to differ from the accounting treatment under U.S. GAAP of these items as described above.
(E) Cash and Cash Equivalents: Cash and cash equivalents include cash and short term investments with original maturities of three months or less at the date of acquisition. Cash and cash equivalents typically include amounts held in an interest bearing overnight account and amounts held in money market funds, and these balances generally exceed insured limits. The Company holds its cash at institutions that it believes to be highly creditworthy.
(F) Due from brokers/Due to brokers: Due from brokers and Due to brokers accounts on the Consolidated Balance Sheet include collateral transferred to or received from counterparties, including clearinghouses, along with receivables and payables for open and/or closed derivative positions.
(G) Financial Derivatives: The Company enters into various types of financial derivatives subject to its investment guidelines, which include restrictions associated with maintaining qualification as a REIT. The Company's financial derivatives are predominantly subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Company may be required to deliver or may receive cash or securities as collateral upon entering into derivative transactions. In addition, changes in the relative value of financial derivative transactions may require the Company or the counterparty to post or receive additional collateral. In the case of cleared financial derivatives, the clearinghouse becomes the Company's counterparty and a futures commission merchant acts as intermediary between the Company and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral. Collateral received by the Company is reflected on the Consolidated Balance Sheet as "Due to Brokers." Conversely, collateral posted by the Company is reflected as "Due from Brokers" on the Consolidated Balance Sheet. The types of financial derivatives that have been utilized by the Company to date are interest rate swaps, TBAs, swaptions, and futures.
Swaps: The Company enters into interest rate swaps. Interest rate swaps are contractual agreements whereby one party pays a floating interest rate on a notional principal amount and receives a fixed rate payment on the same notional principal, or vice versa, for a fixed period of time. The Company enters into interest rate swap contracts primarily to mitigate interest rate risk. The Company is subject to interest rate risk exposure in the normal course of pursuing its investment objectives.
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
TBA Securities: The Company transacts in the forward settling TBA market. A TBA position is a forward contract for the purchase ("long position") or sale ("short position") of Agency RMBS at a predetermined price, face amount, issuer, coupon, and maturity on an agreed-upon future delivery date. For each TBA contract and delivery month, a uniform settlement date for all market participants is determined by the Securities Industry and Financial Markets Association. The specific Agency RMBS to be delivered into the contract at the settlement date are not known at the time of the transaction. The Company typically does not take delivery of TBAs, but rather enters into offsetting transactions and settles the associated receivable and payable balances with its counterparties. The Company primarily uses TBAs to mitigate interest rate risk, but from time to time it also holds net long positions in certain TBA securities as a means of acquiring exposure to Agency RMBS.
TBAs are accounted for by the Company as financial derivatives. The difference between the contract price and the fair value of the TBA position as of the reporting date is included in Change in net unrealized gains (losses) on financial derivatives in the Consolidated Statement of Operations. Upon settlement of the TBA contract, the realized gain (loss) on the TBA contract is equal to the net cash amount received (paid).
Options: The Company enters into swaption contracts. It may purchase or write put, call, straddle, or other similar options contracts. The Company enters into options contracts primarily to help mitigate interest rate risk. When the Company purchases an options contract, the option asset is initially recorded at an amount equal to the premium paid, if any, and is subsequently marked-to-market. Premiums paid for purchasing options contracts that expire unexercised are recognized on the expiration date as realized losses. If an options contract is exercised, the premium paid is subtracted from the proceeds of the sale or added to the cost of the purchase to determine whether the Company has realized a gain or loss on the related investment transaction. When the Company writes an options contract, the option liability is initially recorded at an amount equal to the premium received, if any, and is subsequently marked-to-market. Premiums received for writing options contracts that expire unexercised are recognized on the expiration date as realized gains. If an options contract is exercised, the premium received is subtracted from the cost of the purchase or added to the proceeds of the sale to determine whether the Company has realized a gain or loss on the related investment transaction. When the Company enters into a closing transaction, the Company will realize a gain or loss depending upon whether the amount from the closing transaction is greater or less than the premiums paid or received. In general, the Company's options contracts contain forward-settling premiums. In this case, no money is exchanged upfront; instead, the agreed-upon premium is paid by the buyer upon expiration of the options contract, regardless of whether or not the options contract is exercised.
Futures Contracts: The Company enters into Eurodollar futures contracts. A futures contract is an exchange-traded agreement to buy or sell an asset for a set price on a future date. Initial margin deposits are made upon entering into futures contracts and can be either in the form of cash or securities. During the period the futures contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking-to-market to reflect the current market value of the contract. Variation margin payments are made or received periodically, depending upon whether unrealized losses or gains are incurred. When the contract is closed, the Company records a realized gain or loss equal to the difference between the proceeds of the closing transaction and the Company's basis in the contract.

Financial derivative assets are included in Financial derivatives–assets, at fair value on the Consolidated Balance Sheet while financial derivative liabilities are included in Financial derivatives–liabilities, at fair value on the Consolidated Balance Sheet.
(H) Repurchase Agreements: The Company enters into repurchase agreements with third-party broker-dealers, whereby it sells securities under agreements to repurchase at an agreed upon price and date. The Company accounts for repurchase agreements as collateralized borrowings, with the initial sale price representing the amount borrowed, and with the future repurchase price consisting of the amount borrowed plus interest, at the implied interest rate of the repurchase agreement, on the amount borrowed over the term of the repurchase agreement. The interest rate on a repurchase agreement is based on competitive market rates (or competitive market spreads, in the case of agreements with floating interest rates) at the time such agreement is entered into. When the Company enters into a repurchase agreement, the lender establishes and maintains an account containing cash and/or securities having a value not less than the repurchase price, including accrued interest, of the repurchase agreement. Repurchase agreements are carried at their contractual amounts, which approximate fair value due to their short-term nature.
(I) Reverse Repurchase Agreements: The Company enters into reverse repurchase agreement transactions with third-party broker-dealers, whereby it purchases securities under agreements to resell at an agreed upon price and date. The interest rate on a reverse repurchase agreement is based on competitive market rates (or competitive market spreads, in the case of agreements with floating interest rates) at the time such agreement is entered into. Reverse repurchase agreements are carried at their contractual amounts, which approximate fair value due to their short-term nature. Repurchase and reverse repurchase agreements that are conducted with the same counterparty can be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet Offsetting. There are no repurchase and reverse repurchase agreements reported on a net basis in the Company's consolidated financial statements.
(J) Securities Sold Short: The Company may purchase or engage in short sales of U.S. Treasury securities to mitigate the potential impact of changes in interest rates on the performance of its portfolio. When the Company sells securities short, it typically satisfies its security delivery settlement obligation by obtaining the security sold short from the same or a different counterparty. The Company generally is required to deliver cash or securities as collateral to the counterparty for the Company's obligation to return the borrowed security. The amount by which the market value of the obligation falls short of or exceeds the proceeds from the short sale is treated as an unrealized gain or loss, respectively. A realized gain or loss will be recognized upon the termination of a short sale if the market price is less or greater than the proceeds originally received. Such realized gain or loss is recorded on the Company's Consolidated Statement of Operations in Net realized gains (losses) on securities.
(K) Offering Costs/Deferred Offering Costs: Offering costs are charged against shareholders' equity within Additional paid-in-capital, and typically include legal, accounting, printing, and other fees associated with the cost of raising equity capital.
(L) Share Based Compensation: The Company applies the provisions of ASC 718, Compensation—Stock Compensation ("ASC 718"), with regard to its equity incentive plans. ASC 718 covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is measured based on the fair value, at the grant date, of the equity or liability instruments issued and is amortized over the vesting period. Restricted shares issued to the Company's independent directors and partially dedicated personnel are participating securities and receive dividends prior to vesting. Fair value for such awards is based on the closing stock price on the New York Stock Exchange at the grant date. The vesting period for restricted share awards is typically one to two years.
(M) Dividends: Dividends payable are recorded on the declaration date.
(N) Expenses: Expenses are recognized as incurred on the Consolidated Statement of Operations.
(O) Earnings Per Share: In accordance with the provisions of ASC 260, Earnings per Share, the Company calculates basic income (loss) per share by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for that period. Diluted income (loss) per share takes into account the effect of dilutive instruments, such as share options and warrants, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.
(P) Share Repurchases: Common shares that are repurchased by the Company subsequent to issuance decrease the total number of shares issued and outstanding and are immediately retired upon settlement. The cost of such share repurchases is charged against Additional paid-in-capital on the Company's Consolidated Balance Sheet.

(Q) Income Taxes: The Company has elected to be taxed as a REIT under Sections 856 to 860 of the Code. As a REIT, the Company is generally not subject to corporate-level federal and state income tax on net income it distributes to its shareholders. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including the distribution of at least 90% of its annual taxable income to shareholders. Even if the Company qualifies as a REIT, it may be subject to certain federal, state, local and foreign taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state, and local income taxes and may be precluded from qualifying as a REIT for the four taxable years following the year in which the Company fails to qualify as a REIT.
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals of the litigation process, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or to 2014 or 2013 (its open tax years. In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period, 2014, 2013, and 2012 (its open tax years). The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any of such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.
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
In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures ("ASU 2014-11"). This amends ASC 860, Transfers and Servicing ("ASC 860"), to require disclosure of repurchase-to-maturity transactions to be accounted for as secured borrowings rather than sales of an asset, and transfers of financial assets with a contemporaneous repurchase agreement will no longer be evaluated to determine whether they should be accounted for on a combined basis as forward contracts. The new guidance also prescribes additional disclosures particularly on the nature of collateral pledged under repurchase agreements accounted for as secured borrowings. ASU 2014-11 is effective for annual periods beginning after December 15, 2014 and interim periods beginning after December 31, 2015. The adoption of ASC 860, as amended by ASU 2014-11 did not have a material impact on the Company's consolidated financial statements.
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
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at December 31, 2015 and 2014, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or GSE. The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.

By RMBS Type –
December 31, 2015:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$162,546	$7,839	$170,385	$531	$(655)	$170,261	3.38%	2.31%	4.99
20-year fixed rate mortgages	18,477	1,277	19,754	153	(77)	19,830	4.00%	2.75%	6.50
30-year fixed rate mortgages	842,524	53,832	896,356	8,117	(3,679)	900,794	4.12%	3.11%	8.29
Adjustable rate mortgages	36,433	2,196	38,629	81	(180)	38,530	4.05%	2.68%	5.44
Reverse mortgages	68,690	6,515	75,205	34	(1,547)	73,692	4.63%	2.54%	5.64
Interest only securities	n/a	n/a	8,491	248	(981)	7,758	3.82%	3.30%	2.36
Total Agency RMBS	1,128,670	71,659	1,208,820	9,164	(7,119)	1,210,865	4.03%	2.94%	7.16
Non-Agency RMBS	48,408	(18,013)	30,395	2,264	(1,258)	31,401	2.48%	20.97%	4.81
Total RMBS	$1,177,078	$53,646	$1,239,215	$11,428	$(8,377)	$1,242,266	3.97%	3.39%	7.07

(1)
Average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

For the year ended December 31, 2015, the weighted average holdings of RMBS investments based on amortized cost was $1.323 billion.
December 31, 2014:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$130,720	$6,304	$137,024	$1,113	$(109)	$138,028	3.40%	2.46%	5.43
20-year fixed rate mortgages	9,764	577	10,341	227	—	10,568	4.00%	3.04%	6.92
30-year fixed rate mortgages	1,042,550	61,089	1,103,639	20,379	(1,764)	1,122,254	4.09%	3.29%	8.48
Adjustable rate mortgages	41,710	2,813	44,523	90	(330)	44,283	4.60%	3.08%	5.97
Reverse mortgages	31,412	2,741	34,153	300	(28)	34,425	4.91%	2.56%	4.74
Interest only securities	n/a	n/a	10,780	1,190	(726)	11,244	4.04%	11.82%	2.68
Total Agency RMBS	1,256,156	73,524	1,340,460	23,299	(2,957)	1,360,802	4.05%	3.24%	7.54
Non-Agency RMBS	50,668	(20,377)	30,291	2,896	(686)	32,501	2.29%	10.76%	4.97
Total RMBS	$1,306,824	$53,147	$1,370,751	$26,195	$(3,643)	$1,393,303	3.99%	3.41%	7.45

(1)
Average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

For the year ended December 31, 2014, the weighted average holdings of RMBS investments based on amortized cost was $1.363 billion.

By Estimated Weighted Average Life
As of December 31, 2015:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$30,054	$30,227	4.76%	$4,974	$5,701	3.55%	$2,558	$1,543	3.21%
Greater than three years and less than seven years	273,477	273,107	3.78%	2,784	2,790	4.97%	24,736	25,478	2.66%
Greater than seven years and less than eleven years	893,730	891,112	4.10%	—	—	—%	4,107	3,374	0.55%
Greater than eleven years	5,846	5,883	3.81%	—	—	—%	—	—	—%
Total	$1,203,107	$1,200,329	4.04%	$7,758	$8,491	3.82%	$31,401	$30,395	2.48%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.
As of December 31, 2014:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$18,428	$18,418	5.13%	$5,197	$5,563	3.42%	$2,837	$1,785	3.02%
Greater than three years and less than seven years	410,759	405,739	4.12%	6,047	5,217	5.19%	17,660	17,662	2.63%
Greater than seven years and less than eleven years	920,371	905,523	4.00%	—	—	—%	12,004	10,844	1.28%
Total	$1,349,558	$1,329,680	4.05%	$11,244	$10,780	4.04%	$32,501	$30,291	2.29%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.
The following table reflects the components of interest income on the Company's RMBS for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$49,028	$(11,482)	$37,546	$52,755	$(9,112)	$43,643	$30,504	$(4,863)	$25,641
Non-Agency RMBS	1,153	2,005	3,158	1,237	1,930	3,167	1,185	952	2,137
Total	$50,181	$(9,477)	$40,704	$53,992	$(7,182)	$46,810	$31,689	$(3,911)	$27,778

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
December 31, 2015:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed rate mortgages	$—	$170,261	$—	$170,261
20-year fixed rate mortgages	—	19,830	—	19,830
30-year fixed rate mortgages	—	900,794	—	900,794
Adjustable rate mortgages	—	38,530	—	38,530
Reverse mortgages	—	73,692	—	73,692
Interest only securities	—	—	7,758	7,758
Non-Agency RMBS	—	27,381	4,020	31,401
Mortgage-backed securities, at fair value	—	1,230,488	11,778	1,242,266
Financial derivatives–assets, at fair value:
TBAs	—	417	—	417
Interest rate swaps	—	1,748	—	1,748
Futures	18	—	—	18
Total financial derivatives–assets, at fair value	18	2,165	—	2,183
Total mortgage-backed securities and financial derivatives–assets, at fair value	$18	$1,232,653	$11,778	$1,244,449
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(78,447)	$—	$(78,447)
Financial derivatives–liabilities, at fair value:
TBAs	—	(364)	—	(364)
Interest rate swaps	—	(4,361)	—	(4,361)
Total financial derivatives–liabilities, at fair value	—	(4,725)	—	(4,725)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$—	$(83,172)	$—	$(83,172)
There were no transfers of financial instruments between Levels 1 and 2 of the fair value hierarchy during the year ended December 31, 2015.

December 31, 2014:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed rate mortgages	$—	$138,028	$—	$138,028
20-year fixed rate mortgages	—	10,568	—	10,568
30-year fixed rate mortgages	—	1,122,254	—	1,122,254
Adjustable rate mortgages	—	44,283	—	44,283
Reverse mortgages	—	34,425	—	34,425
Interest only securities	—	—	11,244	11,244
Non-Agency RMBS	—	22,419	10,082	32,501
Mortgage-backed securities, at fair value	—	1,371,977	21,326	1,393,303
Financial derivatives–assets, at fair value:
TBAs	—	476	—	476
Interest rate swaps	—	2,518	—	2,518
Fixed payer swaptions	—	78	—	78
Total financial derivatives–assets, at fair value	—	3,072	—	3,072
Total mortgage-backed securities and financial derivatives–assets, at fair value	$—	$1,375,049	$21,326	$1,396,375
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(13,959)	$—	$(13,959)
Financial derivatives–liabilities, at fair value:
TBAs	—	(1,674)	—	(1,674)
Interest rate swaps	—	(7,026)	—	(7,026)
Total financial derivatives–liabilities, at fair value	—	(8,700)	—	(8,700)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$—	$(22,659)	$—	$(22,659)
There were no transfers of financial instruments between Levels 1 or 2 of the fair value hierarchy during the year ended December 31, 2014.
The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value:
Year ended December 31, 2015:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2014	$10,082	$11,244
Purchases	—	4,360
Proceeds from sales	(2,861)	(4,538)
Principal repayments	(1,765)	—
(Amortization)/accretion, net	1,371	(2,714)
Net realized gains (losses)	791	602
Change in net unrealized gains (losses)	(496)	(1,196)
Transfers:
Transfers into level 3	1,681	—
Transfers out of level 3	(4,783)	—
Ending balance as of December 31, 2015	$4,020	$7,758

All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at December 31, 2015, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2015. For Level 3 financial instruments held by the Company as of December 31, 2015, change in net unrealized gains (losses) of $(0.3) million and $(0.3) million, for the year ended December 31, 2015 relate to non-Agency RMBS and Agency RMBS, respectively.
For the year ended December 31, 2015, the Company transferred $4.8 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in the volume of observable inputs for these assets, such as a decrease in observed trading, could impact price transparency, and thereby cause a change in the level designation for these assets in future periods.
For the year ended December 31, 2015, the Company transferred $1.7 million of non-Agency RMBS from Level 2 to Level 3. Since December 31, 2014, these securities have exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads and/or higher delinquencies relative to similar securities and a reduction in observable transactions or executable quotes involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.
Year ended December 31, 2014:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2013	$30,681	$13,527
Purchases	14,712	4,853
Proceeds from sales	(11,104)	(2,330)
Principal repayments	(5,443)	—
(Amortization)/accretion, net	1,930	(3,136)
Net realized gains (losses)	1,518	676
Change in net unrealized gains (losses)	207	(2,346)
Transfers:
Transfers into level 3	—	—
Transfers out of level 3	(22,419)	—
Ending balance as of December 31, 2014	$10,082	$11,244
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of December 31, 2014, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2014. For Level 3 financial instruments held by the Company as of December 31, 2014, change in net unrealized gains (losses) of $0.7 million and $(2.0) million, for the year ended December 31, 2014 relate to non-Agency RMBS and Agency RMBS, respectively.
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

Year ended December 31, 2013:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2012	$13,596	$—
Purchases	41,734	12,167
Proceeds from sales	(23,007)	—
Principal repayments	(5,923)	—
(Amortization)/accretion, net	952	(1,449)
Net realized gains (losses)	1,433	—
Change in net unrealized gains (losses)	1,896	2,809
Transfers:
Transfers into level 3	—	—
Transfers out of level 3	—	—
Ending balance as of December 31, 2013	$30,681	$13,527
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
The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2015 and 2014:
December 31, 2015:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	4,020	Discounted Cash Flows	Yield	8.8%	25.7%	13.4%
			Projected Collateral Prepayments	32.5%	68.7%	60.5%
			Projected Collateral Losses	1.3%	9.0%	5.3%
			Projected Collateral Recoveries	3.4%	9.2%	6.4%
			Projected Collateral Scheduled Amortization	13.1%	60.1%	27.8%
						100.0%
Agency RMBS–Interest Only Securities	5,645	Market quotes	Non-Binding Third-Party Valuation	$4.39	$21.63	$11.88
Agency RMBS–Interest Only Securities	2,113	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	221	984	576
			Projected Collateral Prepayments	52.7%	88.0%	74.1%
			Projected Collateral Scheduled Amortization	12.0%	47.3%	25.9%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.

December 31, 2014:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$7,819	Market quotes	Non-Binding Third-Party Valuation	$21.38	$84.91	$54.11
Non-Agency RMBS	2,263	Discounted Cash Flows	Yield	6.3%	6.3%	6.3%
			Projected Collateral Prepayments	35.9%	35.9%	35.9%
			Projected Collateral Losses	7.5%	7.5%	7.5%
			Projected Collateral Recoveries	11.0%	11.0%	11.0%
			Projected Collateral Scheduled Amortization	45.6%	45.6%	45.6%
						100.0%
Agency RMBS–Interest Only Securities	7,006	Market quotes	Non-Binding Third-Party Valuation	$4.74	$20.38	$13.35
Agency RMBS–Interest Only Securities	4,238	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	83	1,952	490
			Projected Collateral Prepayments	63.3%	92.3%	75.2%
			Projected Collateral Scheduled Amortization	7.7%	36.7%	24.8%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.
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

The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$40,166	$40,166	$45,237	$45,237
Due from brokers	33,297	33,297	18,531	18,531
Reverse repurchase agreements	78,632	78,632	13,987	13,987
Liabilities:
Repurchase agreements	1,222,719	1,222,719	1,323,080	1,323,080
Due to brokers	439	439	583	583
Cash and cash equivalents includes cash held in an interest bearing overnight account for which fair value equals the carrying value and cash held in money market accounts which are liquid in nature and for which fair value equals the carrying value; such assets are considered Level 1 assets. Due from brokers and Due to brokers include collateral transferred to or received from counterparties, along with receivables and payables for open and/or closed derivative positions. These balances consist primarily of cash and are short term in nature; fair value approximates carrying value and such balances are considered Level 1 assets and liabilities. The Company's repurchase and reverse repurchase agreements are carried at cost, which approximates fair value due to their short term nature. Repurchase agreements and reverse repurchase agreements are classified as Level 2 assets and liabilities based on the adequacy of the collateral and their short term nature.
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
The following table details the fair value of the Company's holdings of financial derivatives as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$115	$387
TBA securities sale contracts	302	89
Fixed payer interest rate swaps	891	2,518
Fixed receiver interest rate swaps	857	—
Swaptions	—	78
Futures	18	—
Total financial derivatives–assets, at fair value:	2,183	3,072
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(49)	(5)
TBA securities sale contracts	(315)	(1,669)
Fixed payer interest rate swaps	(4,361)	(7,026)
Total financial derivatives–liabilities, at fair value:	(4,725)	(8,700)
Total	$(2,542)	$(5,628)

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of December 31, 2015 and 2014:
December 31, 2015:

			Weighted Average
Remaining Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2016	$48,000	$(83)	0.80%	0.39%	0.77
2017	74,750	(445)	1.21	0.41	1.59
2018	71,529	80	1.11	0.34	2.28
2020	119,893	220	1.51	0.33	4.36
2022	19,444	86	1.76	0.34	6.51
2023	131,400	(1,367)	2.10	0.38	7.39
2024	9,200	11	1.99	0.32	8.26
2025	58,560	(5)	2.06	0.33	9.32
2043	21,067	(1,967)	3.03	0.36	27.39
Total	$553,843	$(3,470)	1.63%	0.36%	5.67
December 31, 2014:

			Weighted Average
Remaining Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2016	$48,000	$(91)	0.80%	0.23%	1.77
2017	74,750	(388)	1.21	0.24	2.59
2018	10,000	167	0.84	0.23	3.33
2020	23,500	471	1.42	0.23	5.38
2023	209,350	140	2.13	0.23	8.40
2024	12,900	(605)	2.73	0.23	9.45
2043	46,320	(4,202)	3.12	0.23	28.42
Total	$424,820	$(4,508)	1.87%	0.23%	8.56
The following tables provide information about the Company's fixed receiver interest rate swaps as of December 31, 2015. There were no fixed receiver interest rate swaps held as of December 31, 2014:
December 31, 2015:

			Weighted Average
Remaining Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$9,700	$857	0.32%	3.00%	9.55
Total	$9,700	$857	0.32%	3.00%	9.55

Interest Rate Swaptions
The following table provides information about the Company's swaptions as of December 31, 2014. The Company had no swaptions as of December 31, 2015.
December 31, 2014:

Option			Underlying Swap
Type	Fair Value	Months to Expiration	Notional Amount	Term (Years)	Fixed Rate
($ in thousands)
Straddle	$78	6.5	$9,700	10	3.00%
Futures
The following table provides information about the Company's Eurodollar futures as of December 31, 2015. The Company had no futures outstanding as of December 31, 2014.
December 31, 2015:

Remaining Maturity	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
2016	$(12,000)	$10	7.13
2017	(9,000)	8	17.79
Total	$(21,000)	$18	11.70
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

As of December 31, 2015 and 2014, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	December 31, 2015				December 31, 2014
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$60,291	$61,638	$61,753	$115	$53,319	$54,757	$55,144	$387
Liabilities	23,418	24,208	24,159	(49)	15,000	15,603	15,598	(5)
	83,709	85,846	85,912	66	68,319	70,360	70,742	382
Sale contracts:
Assets	(170,800)	(181,476)	(181,174)	302	(79,090)	(85,730)	(85,641)	89
Liabilities	(252,746)	(268,973)	(269,288)	(315)	(525,986)	(559,219)	(560,888)	(1,669)
	(423,546)	(450,449)	(450,462)	(13)	(605,076)	(644,949)	(646,529)	(1,580)
Total TBA securities, net	$(339,837)	$(364,603)	$(364,550)	$53	$(536,757)	$(574,589)	$(575,787)	$(1,198)

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in Financial derivatives-assets at fair value and Financial derivatives-liabilities at fair value on the Consolidated Balance Sheet.

The tables below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the years ended December 31, 2015 and 2014:

Derivative Type	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In thousands)
Interest rate swaps	$525,037	$566,379
TBAs	606,665	545,646
Interest rate swaptions	5,223	20,631
Futures	5,308	—
Gains and losses on the Company's financial derivatives for the years ended December 31, 2015, 2014, and 2013 are summarized in the tables below:

	Year Ended December 31, 2015
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(7,027)	$(8,850)	$(15,877)	$(350)	$2,578	$2,228
Swaptions		(500)	(500)		(78)	(78)
TBAs		(7,041)	(7,041)		1,251	1,251
Futures		(14)	(14)		18	18
Total	$(7,027)	$(16,405)	$(23,432)	$(350)	$3,769	$3,419

	Year Ended December 31, 2014
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(9,217)	$1,823	$(7,394)	$410	$(36,662)	$(36,252)
Swaptions		(935)	(935)		163	163
TBAs		(23,568)	(23,568)		(3,433)	(3,433)
Futures		19	19		—	—
Total	$(9,217)	$(22,661)	$(31,878)	$410	$(39,932)	$(39,522)

	Year Ended December 31, 2013
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(5,200)	$5,060	$(140)	$(1,538)	$33,282	$31,744
Swaptions		—	—		(85)	(85)
TBAs		7,450	7,450		2,235	2,235
Total	$(5,200)	$12,510	$7,310	$(1,538)	$35,432	$33,894
As of December 31, 2015, the Company also held short positions in U.S. Treasury securities, with a principal amount of $79.6 million and a fair value of $78.4 million. As of December 31, 2014, the Company also held short positions in U.S. Treasury securities, with a principal amount of $13.9 million and a fair value of $14.0 million. Such securities are included on the Company's Consolidated Balance Sheet under the caption U.S. Treasury securities sold short, at fair value.
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

At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of December 31, 2015 and 2014, the Company had outstanding borrowings under repurchase agreements with thirteen and ten counterparties, respectively.
The following table details the Company's outstanding borrowings under repurchase agreements as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$666,124	0.52%	14	$437,633	0.33%	15
31-60 days	336,350	0.53	45	417,009	0.34	44
61-90 days	89,142	0.70	74	333,580	0.36	72
91-120 days	131,103	0.53	106	—	—	—
151-180 days	—	—	—	85,917	0.41	165
301-330 days	—	—	—	48,941	0.47	317
Total	$1,222,719	0.54%	37	$1,323,080	0.35%	60
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of December 31, 2015 and 2014, the fair value of RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.3 billion and $1.4 billion, respectively. Collateral transferred under outstanding borrowings as of December 31, 2015 includes RMBS in the amount of $63.4 million that were sold prior to period end but for which such sale had not yet settled. Collateral transferred under outstanding borrowings as of December 31, 2014 includes RMBS in the amount of $41.8 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $20.7 million and additional securities with a fair value of $2.0 million as of December 31, 2015 as a result of margin calls from various counterparties. The Company posted additional net cash collateral of $5.7 million and additional securities with a fair value of $2.1 million as of December 31, 2014 as a result of margin calls from various counterparties. The Company also held investments with an aggregate value of approximately $0.4 million, as of December 31, 2014, which were received to satisfy collateral requirements for various repurchase agreements.
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

The following tables present information about certain assets and liabilities representing financial instruments as of December 31, 2015 and 2014. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
December 31, 2015:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$2,183	$(1,529)	$—	$—	$654
Reverse repurchase agreements	78,632	(78,632)	—	—	—
Liabilities:
Financial derivatives–liabilities	(4,725)	1,529	—	3,089	(107)
Repurchase agreements	(1,222,719)	78,632	1,123,409	20,678	—

(1)	In the Company's Consolidated Balance Sheet, all balances associated with the repurchase agreements and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December 31, 2015 were $1.26 billion. As of December 31, 2015 total cash collateral on financial derivative assets and liabilities excludes $6.8 million and $2.5 million, respectively of net excess cash collateral.

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

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of December 31, 2015, 2014, and 2013, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the years ended December 31, 2015, 2014, and 2013:

(In thousands except for share amounts)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Numerator:
Net income (loss)	$30	$16,168	$(1,914)
Denominator:
Basic and diluted weighted average shares outstanding	9,143,508	9,142,736	6,566,656
Basic and Diluted Earnings Per Share	$0.00	$1.77	$(0.29)
9. Related Party Transactions
Management Agreement
The Company is party to the Management Agreement, which provides for an initial term through September 24, 2017, and which will be renewed automatically each year thereafter for an additional one-year period, subject to certain termination rights. The Company is externally managed and advised by the Manager. Pursuant to the terms of the Management Agreement, the Manager provides the Company with its management team, including its officers, and appropriate support personnel. The Company does not have any employees. The Manager is responsible for the day-to-day operations of the Company.
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For the years ended December 31, 2015, 2014, and 2013, the total management fee incurred was $2.3 million, $2.3 million, and $2.1 million, respectively.
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
For the years ended December 31, 2015, 2014, and 2013 the Company reimbursed the Manager $1.5 million, $2.3 million, and $2.1 million respectively, for previously incurred operating and compensation expenses.
Termination Fee
The Management Agreement requires the Company to pay a termination fee to the Manager in the event of (1) the Company's termination or non-renewal of the Management Agreement without cause or (2) the Manager's termination of the Management Agreement upon a default by the Company in the performance of any material term of the Management Agreement. Such termination fee will be equal to 5% of Shareholders' Equity, as defined in the Management Agreement as of the month-end preceding the date of the notice of termination or non-renewal of the Management Agreement.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of December 31, 2015 and 2014, there were 9,135,103 and 9,149,274 common shares outstanding, respectively. No preferred shares have been issued.
During the years ended December 31, 2015, 2014, and 2013, the Board of Directors authorized dividends totaling $2.00 per share, $2.20 per share, and $1.14 per share, respectively. Total dividends declared during the years ended December 31, 2015, 2014, and 2013 were $18.3 million, $20.1 million, and $10.4 million, respectively.
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
Detailed below is a roll forward of the Company's common shares outstanding for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Common Shares Outstanding (12/31/2014, 12/31/2013, and 12/31/2012, respectively)	9,149,274	9,139,842	1,633,378
Share Activity:
Shares issued	—	—	7,500,000
Shares repurchased	(29,561)	—	—
Restricted shares issued to the Company's independent directors and partially dedicated employees	15,390	9,432	6,464
Common Shares Outstanding (12/31/2015, 12/13/2014, and 12/31/2013, respectively)	9,135,103	9,149,274	9,139,842
Unvested restricted shares outstanding (12/31/2015, 12/13/2014, and 12/31/2013, respectively)	15,390	6,912	6,464

The below table provides details on the Company's restricted shares granted during the years ended December 31, 2015, 2014, and 2013, pursuant to share award agreements:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	9,228	September 15, 2015	September 14, 2016
	6,912	September 11, 2014	September 10, 2015
	2,520	September 11, 2014	September 11, 2014
	6,464	September 23, 2013	April 30, 2014
Partially dedicated employees:
	3,157	December 15, 2015	December 15, 2016
	324	December 15, 2015	December 31, 2016
	2,359	December 15, 2015	December 15, 2017
	322	December 15, 2015	December 31, 2017

(1)	Date at which such restricted shares will vest and become non-forfeitable.
On August 13, 2013, the Company's Board of Trustees approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and the Company's financial performance, among other considerations. During the year ended December 31, 2015, the Company made its first repurchases under the program, purchasing 29,561 common shares at an aggregate cost of $0.4 million, and an average price per share of $12.69.
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
It is the intention of the Company to distribute at least 100% of its taxable income, after application of available tax attributes, within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.
11. Commitments and Contingencies
From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. The Company provides current directors and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of December 31, 2015 and 2014 and management is not aware of any significant contingencies at December 31, 2015.

12. Condensed Quarterly Financial Data (Unaudited)
Detailed below is unaudited quarterly information for the years ended December 31, 2015 and 2014.

(In thousands except for per share amounts)	Three Month Period Ended March 31, 2015	Three Month Period Ended June 30, 2015	Three Month Period Ended September 30, 2015	Three Month Period Ended December 31, 2015
INTEREST INCOME (EXPENSE)
Interest income	$10,280	$9,841	$11,315	$9,315
Interest expense	(1,258)	(1,520)	(1,642)	(1,816)
Total net interest income	9,022	8,321	9,673	7,499
EXPENSES
Management fees	610	592	557	545
Professional fees	143	135	144	152
Compensation expense(1)	193	173	168	87
Other operating expenses(1)	470	365	406	405
Total expenses	1,416	1,265	1,275	1,189
OTHER INCOME (LOSS)
Net realized gains (losses) on securities and financial derivatives	(2,021)	(2,400)	(2,656)	(6,778)
Change in net unrealized gains (losses) on securities and financial derivatives	(1,908)	(4,466)	(10,559)	1,448
Total other income (loss)	(3,929)	(6,866)	(13,215)	(5,330)
NET INCOME (LOSS)	$3,677	$190	$(4,817)	$980
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.40	$0.02	$(0.53)	$0.11
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$0.55	$0.55	$0.45	$0.45
(1) Conformed to current period presentation.

(In thousands except for per share amounts)	Three Month Period Ended March 31, 2014	Three Month Period Ended June 30, 2014	Three Month Period Ended September 30, 2014	Three Month Period Ended December 31, 2014
INTEREST INCOME (EXPENSE)
Interest income	$11,959	$11,575	$11,484	$11,806
Interest expense	(1,155)	(1,070)	(1,121)	(1,165)
Total net interest income	10,804	10,505	10,363	10,641
EXPENSES
Management fees	592	567	574	552
Professional fees	139	137	123	587
Compensation expense(1)	165	174	157	182
Other operating expenses(1)	498	439	440	426
Total expenses	1,394	1,317	1,294	1,747
OTHER INCOME (LOSS)
Net realized gains (losses) on securities and financial derivatives	14,556	25,806	(3,425)	14,070
Change in net unrealized gains (losses) on securities and financial derivatives	(21,205)	(23,944)	(2,111)	(24,140)
Total other income (loss)	(6,649)	1,862	(5,536)	(10,070)
NET INCOME (LOSS)	$2,761	$11,050	$3,533	$(1,176)
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.30	$1.21	$0.39	$(0.13)
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$0.55	$0.55	$0.55	$0.55
(1) Conformed to current period presentation.
13. Subsequent Events
On March 8, 2016 the Company's Board of Trustees approved a dividend for the first quarter of 2016 in the amount of $0.45 per share payable on April 25, 2016 to shareholders of record as of March 31, 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Because we are an "emerging growth company" under the federal securities laws, management's report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption under Section 404(b) of the Sarbanes-Oxley Act of 2002.
Item 9B. Other Information
ITRA Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the fiscal year ended December 31, 2015, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Annual Report on Form 10-K as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA"). During the fiscal year ended December 31, 2015, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Blackstone Tactical Opportunities EARN Holdings L.L.C., an affiliate of The Blackstone Group L.P. ("Blackstone"), is a holder of approximately 29.4% of the outstanding equity interests of our Common Shares and has a representative on our Board of Trustees. Accordingly, Blackstone may be deemed an "affiliate" of us, as that term is defined in Exchange Act Rule 12b-2.

We have received notice from Blackstone that it may include in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone. Because of the broad definition of "affiliate" in Exchange Act Rule 12b-2, this portfolio company of Blackstone, through Blackstone's ownership of us, may also be deemed to be an affiliate of ours.
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
The gross revenue and net profit attributable to these activities for the year ended December 31, 2015 were approximately $551,000 and $389,000, respectively, and $660,000 and $470,000 for the year ended December 31, 2014, respectively."
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2016 annual shareholders' meeting.
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
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2016 annual shareholders' meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2016 annual shareholders' meeting.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2016 annual shareholders' meeting.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2016 annual shareholders' meeting.

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
Item 15. Exhibits

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

10.1
Fourth Amended and Restated Management Agreement between Ellington Residential Mortgage REIT and Ellington Residential Mortgage Management LLC (incorporated by reference to the Quarterly Report on Form 10-Q, filed on November 5, 2015).

10.2
Third Amended and Restated Management Agreement between Ellington Residential Mortgage REIT and Ellington Residential Mortgage Management LLC (incorporated by reference to the Current Report on Form 8-K, filed on December 18, 2014).

10.3
Second Amended and Restated Management Agreement between Ellington Residential Mortgage REIT and Ellington Residential Mortgage Management LLC (incorporated by reference to the Annual Report on Form 10-K, filed on March 21, 2014).

10.4+	2013 Equity Incentive Plan (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

10.5+	Form of Share Award Agreement (for trustees) (incorporated by reference to the Company's Current Report on Form 8-K, filed on September 25, 2013).

10.6+	Form of Share Award Agreement (for trustees) (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2014).

10.7+	Form of Share Award Agreement (for Ellington employees) (incorporated by reference to the Company's Current Report on Form 8-K filed on December 18, 2015).

10.8	Form of Indemnification Agreement (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 29, 2013).

10.9
Registration Rights Agreement, dated as of September 24, 2012, by and among Ellington Residential Mortgage REIT, EMG Holdings, L.P. and Blackstone Tactical Opportunities EARN Holdings, L.L.C.(incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

10.10
Shareholders Agreement by and among Ellington Residential Mortgage REIT, EMG Holdings, L.P., and Blackstone Tactical Opportunities EARN Holdings, L.L.C. dated May 6, 2013 (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.11
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

101
The following financial information from Ellington Residential Mortgage REIT's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	March 10, 2016	By:	/s/ LAURENCE PENN
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

Signature	Title	Date

/s/ LAURENCE PENN	Chief Executive Officer, President and Trustee (Principal Executive Officer)	March 10, 2016
LAURENCE PENN

/s/ LISA MUMFORD	Chief Financial Officer(Principal Financial and Accounting Officer)	March 10, 2016
LISA MUMFORD

/s/ MICHAEL W. VRANOS	Trustee	March 10, 2016
MICHAEL W. VRANOS

/s/ THOMAS F. ROBARDS	Chairman of the Board	March 10, 2016
THOMAS F. ROBARDS

/s/ RONALD I. SIMON PH.D	Trustee	March 10, 2016
RONALD I. SIMON PH.D

/s/ ROBERT B. ALLARDICE, III	Trustee	March 10, 2016
ROBERT B. ALLARDICE, III

/s/ MENES O. CHEE	Trustee	March 10, 2016
MENES O. CHEE

/s/ DAVID MILLER	Trustee	March 10, 2016
DAVID MILLER

EXHIBIT INDEX

Exhibit	Description
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

10.1
Fourth Amended and Restated Management Agreement between Ellington Residential Mortgage REIT and Ellington Residential Mortgage Management LLC (incorporated by reference to the Quarterly Report on Form 10-Q, filed on November 5, 2015).

10.2
Third Amended and Restated Management Agreement between Ellington Residential Mortgage REIT and Ellington Residential Mortgage Management LLC (incorporated by reference to the Current Report on Form 8-K, filed on December 18, 2014).

10.3
Second Amended and Restated Management Agreement between Ellington Residential Mortgage REIT and Ellington Residential Mortgage Management LLC (incorporated by reference to the Annual Report on Form 10-K, filed on March 21, 2014).

10.4+	2013 Equity Incentive Plan (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

10.5+	Form of Share Award Agreement (for trustees) (incorporated by reference to the Company's Current Report on Form 8-K, filed on September 25, 2013).

10.6+	Form of Share Award Agreement (for trustees) (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2014).

10.7+	Form of Share Award Agreement (for Ellington employees) (incorporated by reference to the Company's Current Report on Form 8-K filed on December 18, 2015).

10.8	Form of Indemnification Agreement (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 29, 2013).

10.9
Registration Rights Agreement, dated as of September 24, 2012, by and among Ellington Residential Mortgage REIT, EMG Holdings, L.P. and Blackstone Tactical Opportunities EARN Holdings, L.L.C.(incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

10.10
Shareholders Agreement by and among Ellington Residential Mortgage REIT, EMG Holdings, L.P., and Blackstone Tactical Opportunities EARN Holdings, L.L.C. dated May 6, 2013 (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.11
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

101
The following financial information from Ellington Residential Mortgage REIT's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Compensatory plan or arrangement.