Form 10-Q
period 2016-03-31
Ellington Residential Mortgage REIT
filed 2016-05-04
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer (do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2016
Common Shares of Beneficial Interest, $0.01 par value per share	9,117,183

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2016	December 31, 2015
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$41,242	$40,166
Mortgage-backed securities, at fair value	1,173,593	1,242,266
Due from brokers	30,206	33,297
Financial derivatives–assets, at fair value	1,635	2,183
Reverse repurchase agreements	69,575	78,632
Receivable for securities sold	64,243	155,526
Interest receivable	4,092	4,325
Other assets	523	289
Total Assets	$1,385,109	$1,556,684
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,133,841	$1,222,719
Payable for securities purchased	16,433	98,949
Due to brokers	127	439
Financial derivatives–liabilities, at fair value	18,284	4,725
U.S. Treasury securities sold short, at fair value	69,607	78,447
Dividend payable	4,103	4,111
Accrued expenses	447	533
Management fee payable	528	545
Interest payable	1,382	1,361
Total Liabilities	1,244,752	1,411,829
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (9,117,183 and 9,135,103 shares issued and outstanding, respectively)	92	92
Additional paid-in-capital	180,871	181,027
Accumulated deficit	(40,606)	(36,264)
Total Shareholders' Equity	140,357	144,855
Total Liabilities and Shareholders' Equity	$1,385,109	$1,556,684

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended March 31, 2016	Three Month Period Ended March 31, 2015
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$9,651	$10,280
Interest expense	(2,051)	(1,258)
Total net interest income	7,600	9,022
EXPENSES
Management fees	528	610
Professional fees	218	143
Compensation expense(1)	151	193
Other operating expenses(1)	454	470
Total expenses	1,351	1,416
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	3,010	6,722
Net realized gains (losses) on financial derivatives	(3,996)	(8,743)
Change in net unrealized gains (losses) on securities	8,633	5,186
Change in net unrealized gains (losses) on financial derivatives	(14,135)	(7,094)
Total other income (loss)	(6,488)	(3,929)
NET INCOME (LOSS)	$(239)	$3,677
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.03)	$0.40
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$0.45	$0.55

(1)	Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2014	9,149,274	$91	—	$—	$181,282	$(18,008)	$163,365
Share based compensation					30		30
Dividends declared						(5,032)	(5,032)
Net income						3,677	3,677
BALANCE, March 31, 2015	9,149,274	91	—	—	181,312	(19,363)	162,040

BALANCE, December 31, 2015	9,135,103	92	—	—	181,027	(36,264)	144,855
Share based compensation					40		40
Repurchase of common shares	(17,920)	—	—	—	(196)		(196)
Dividends declared						(4,103)	(4,103)
Net loss						(239)	(239)
BALANCE, March 31, 2016	9,117,183	$92	—	$—	$180,871	$(40,606)	$140,357

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Month Period Ended March 31, 2016	Three Month Period Ended March 31, 2015
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$(239)	$3,677
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	(3,010)	(6,722)
Change in net unrealized (gains) losses on securities	(8,633)	(5,186)
Net realized (gains) losses on financial derivatives	3,996	8,743
Change in net unrealized (gains) losses on financial derivatives	14,135	7,094
Amortization of premiums and accretion of discounts (net)	1,850	2,477
Share based compensation	40	30
(Increase) decrease in assets:
Due from brokers	3,091	(10,209)
Interest receivable	233	342
Other assets	(234)	(293)
Increase (decrease) in liabilities:
Due to brokers	(312)	1,026
Accrued expenses	(86)	18
Interest payable	21	164
Management fees payable	(17)	59
Net cash provided by (used in) operating activities	10,835	1,220
Cash flows provided by (used in) investing activities:
Purchases of securities	(723,002)	(482,987)
Proceeds from sale of securities	782,510	584,903
Principal repayments of mortgage-backed securities	30,044	31,207
Proceeds from investments sold short	157,931	214,417
Repurchase of investments sold short	(169,090)	(165,926)
Proceeds from disposition of financial derivatives	3,004	4,457
Purchase of financial derivatives	(7,028)	(13,200)
Payments made on reverse repurchase agreements	(4,546,558)	(2,092,173)
Proceeds from reverse repurchase agreements	4,555,615	2,043,187
Net cash provided by (used in) investing activities	83,426	123,885
Cash flows provided by (used in) financing activities:
Repurchase of common shares	(196)	—
Dividends paid	(4,111)	(5,032)
Borrowings under repurchase agreements	559,785	1,421,636
Repayments of repurchase agreements	(648,663)	(1,533,606)
Cash provided by (used in) financing activities	(93,185)	(117,002)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,076	8,103
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,166	45,237
CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,242	$53,340
Supplemental disclosure of cash flow information:
Interest paid	$2,030	$1,094
Dividends payable	$4,103	$5,032

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
Ellington Residential Mortgage Management LLC, or the "Manager," serves as the Manager of the Company pursuant to the terms of the Fourth Amended and Restated Management Agreement (the "Management Agreement"). The Manager is an affiliate of Ellington Management Group, L.L.C., or "EMG," an investment management firm that is an SEC-registered investment adviser with a 21-year history of investing in a broad spectrum of mortgage-backed securities and related derivatives, with an emphasis on the residential mortgage-backed securities, or "RMBS," market. In accordance with the terms of the Management Agreement and the Services Agreement, the Manager is responsible for administering the Company's business activities and day-to-day operations, and performs certain services, subject to oversight by the Board of Trustees. See Note 9 for further information on the Management Agreement.
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
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP." Entities in which the Company has a controlling financial interest, through ownership of the majority of the entities' voting equity interests, or through other contractual rights that give the Company control, are consolidated by the Company. All inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material. In management's opinion, all material adjustments, considered necessary for a fair presentation of the Company's interim consolidated financial statements have been included and are only of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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

(G) Financial Derivatives: The Company enters into various types of financial derivatives subject to its investment guidelines, which include restrictions associated with maintaining its qualification as a REIT. The Company's financial derivatives are predominantly subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Company may be required to deliver or may receive cash or securities as collateral upon entering into derivative transactions. In addition, changes in the relative value of financial derivative transactions may require the Company or the counterparty to post or receive additional collateral. In the case of cleared financial derivatives, the clearinghouse becomes the Company's counterparty and a futures commission merchant acts as intermediary between the Company and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral. Collateral received by the Company is reflected on the Consolidated Balance Sheet as "Due to Brokers." Conversely, collateral posted by the Company is reflected as "Due from Brokers" on the Consolidated Balance Sheet. The types of financial derivatives that have been utilized by the Company to date are interest rate swaps, TBAs, swaptions, and futures.
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
The Company has chosen to make a fair value election pursuant to ASC 825-10, Financial Instruments, for its securities sold short. Electing the fair value option allows the Company to record changes in fair value in the Consolidated Statement of Operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner. As such, securities sold short are recorded at fair value on the Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on the Consolidated Statement of Operations as a component of Change in net unrealized gains (losses) on securities. A realized gain or loss will be recognized upon the termination of a short sale if the market price is less or greater than the proceeds originally received. Such realized gain or loss is recorded on the Company's Consolidated Statement of Operations in Net realized gains (losses) on securities.
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
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals of the litigation process, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or to 2015, 2014, 2013, or 2012 (its open tax years. In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period, 2015, 2014, 2013, and 2012 (its open tax years). The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any of such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.
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
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at March 31, 2016 and December 31, 2015, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or GSE. The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.
By RMBS Type –
March 31, 2016:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$143,705	$7,240	$150,945	$1,632	$(41)	$152,536	3.43%	2.26%	4.57
20-year fixed rate mortgages	17,991	1,235	19,226	262	—	19,488	4.00%	2.73%	5.75
30-year fixed rate mortgages	788,135	52,863	840,998	12,218	(890)	852,326	4.11%	3.04%	7.48
Adjustable rate mortgages	35,122	2,110	37,232	108	(207)	37,133	4.05%	2.70%	4.98
Reverse mortgages	70,867	6,312	77,179	597	(228)	77,548	4.56%	2.45%	5.48
Interest only securities	n/a	n/a	8,660	50	(1,779)	6,931	3.88%	4.89%	1.91
Total Agency RMBS	1,055,820	69,760	1,134,240	14,867	(3,145)	1,145,962	4.03%	2.89%	6.45
Non-Agency RMBS	42,649	(16,474)	26,175	2,358	(902)	27,631	2.62%	8.47%	4.55
Total RMBS	$1,098,469	$53,286	$1,160,415	$17,225	$(4,047)	$1,173,593	3.98%	3.02%	6.38

(1)
Average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

For the three month period ended March 31, 2016, the weighted average holdings of RMBS investments based on amortized cost was $1.225 billion.

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

For the year ended December 31, 2015, the weighted average holdings of RMBS investments based on amortized cost was $1.323 billion.
By Estimated Weighted Average Life
As of March 31, 2016:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$56,198	$55,792	4.72%	$4,859	$6,335	3.67%	$2,395	$1,371	3.23%
Greater than three years and less than seven years	426,760	420,717	4.05%	2,072	2,325	5.06%	23,144	23,498	2.70%
Greater than seven years and less than eleven years	654,427	647,435	3.98%	—	—	—%	2,092	1,306	0.59%
Greater than eleven years	1,646	1,636	4.00%	—	—	—%	—	—	—%
Total	$1,139,031	$1,125,580	4.04%	$6,931	$8,660	3.88%	$27,631	$26,175	2.62%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.
As of December 31, 2015:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$30,054	$30,227	4.76%	$4,974	$5,701	3.55%	$2,558	$1,543	3.21%
Greater than three years and less than seven years	273,477	273,107	3.78%	2,784	2,790	4.97%	24,736	25,478	2.66%
Greater than seven years and less than eleven years	893,730	891,112	4.10%	—	—	—%	4,107	3,374	0.55%
Greater than eleven years	5,846	5,883	3.81%	—	—	—%	—	—	—%
Total	$1,203,107	$1,200,329	4.04%	$7,758	$8,491	3.82%	$31,401	$30,395	2.48%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.

The following table reflects the components of interest income on the Company's RMBS for the three month periods ended March 31, 2016 and 2015:

	Three Month Period Ended March 31, 2016			Three Month Period Ended March 31, 2015
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$11,144	$(2,194)	$8,950	$12,491	$(2,959)	$9,532
Non-Agency RMBS	276	343	619	283	456	739
Total	$11,420	$(1,851)	$9,569	$12,774	$(2,503)	$10,271
4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
March 31, 2016:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed rate mortgages	$—	$152,536	$—	$152,536
20-year fixed rate mortgages	—	19,488	—	19,488
30-year fixed rate mortgages	—	852,326	—	852,326
Adjustable rate mortgages	—	37,133	—	37,133
Reverse mortgages	—	77,548	—	77,548
Interest only securities	—	—	6,931	6,931
Non-Agency RMBS	—	25,487	2,144	27,631
Mortgage-backed securities, at fair value	—	1,164,518	9,075	1,173,593
Financial derivatives–assets, at fair value:
TBAs	—	365	—	365
Interest rate swaps	—	1,269	—	1,269
Futures	1	—	—	1
Total financial derivatives–assets, at fair value	1	1,634	—	1,635
Total mortgage-backed securities and financial derivatives–assets, at fair value	$1	$1,166,152	$9,075	$1,175,228
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(69,607)	$—	$(69,607)
Financial derivatives–liabilities, at fair value:
TBAs	—	(1,157)	—	(1,157)
Interest rate swaps	—	(17,122)	—	(17,122)
Futures	(5)	—	—	(5)
Total financial derivatives–liabilities, at fair value	(5)	(18,279)	—	(18,284)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(5)	$(87,886)	$—	$(87,891)
There were no transfers of financial instruments between Levels 1 and 2 of the fair value hierarchy during the three month period ended March 31, 2016.

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
The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value:
Three month period ended March 31, 2016:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2015	$4,020	$7,758
Purchases	—	861
Proceeds from sales	—	—
Principal repayments	(351)	—
(Amortization)/accretion, net	109	(691)
Net realized gains (losses)	—	—
Change in net unrealized gains (losses)	214	(997)
Transfers:
Transfers into level 3	—	—
Transfers out of level 3	(1,848)	—
Ending balance as of March 31, 2016	$2,144	$6,931

All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at March 31, 2016, as well as Level 3 financial instruments disposed of by the Company during the three month period ended March 31, 2016. For Level 3 financial instruments held by the Company as of March 31, 2016, change in net unrealized gains (losses) of $49.0 thousand and $(1.0) million, for the three month period ended March 31, 2016 relate to non-Agency RMBS and Agency RMBS, respectively.
For the three month period ended March 31, 2016, the Company transferred $1.8 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in the volume of observable inputs for these assets, such as a decrease in observed trading, could impact price transparency, and thereby cause a change in the level designation for these assets in future periods.
Three month period ended March 31, 2015:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2014	$10,082	$11,244
Purchases	—	1,099
Proceeds from sales	(2,861)	(4,538)
Principal repayments	(601)	—
(Amortization)/accretion, net	309	(656)
Net realized gains (losses)	791	601
Change in net unrealized gains (losses)	(276)	(1,307)
Transfers:
Transfers into level 3	3,359	—
Transfers out of level 3	(4,977)	—
Ending balance as of March 31, 2015	$5,826	$6,443
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of March 31, 2015, as well as Level 3 financial instruments disposed of by the Company during the three month period ended March 31, 2015. For Level 3 financial instruments held by the Company as of March 31, 2015, change in net unrealized gains (losses) of $0.2 million and $(0.4) million, for the three month period ended March 31, 2015 relate to non-Agency RMBS and Agency RMBS, respectively.
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

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of March 31, 2016 and December 31, 2015:
March 31, 2016:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$2,144	Discounted Cash Flows	Yield	4.8%	23.8%	11.9%
			Projected Collateral Prepayments	32.3%	67.5%	54.4%
			Projected Collateral Losses	2.2%	3.4%	3.0%
			Projected Collateral Recoveries	3.0%	4.6%	3.6%
			Projected Collateral Scheduled Amortization	26.1%	60.9%	39.0%
						100.0%
Agency RMBS–Interest Only Securities	4,692	Market quotes	Non-Binding Third-Party Valuation	$4.29	$21.68	$10.93
Agency RMBS–Interest Only Securities	2,239	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	510	2,219	777
			Projected Collateral Prepayments	61.5%	83.8%	77.4%
			Projected Collateral Scheduled Amortization	16.2%	38.5%	22.6%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.
December 31, 2015:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$4,020	Discounted Cash Flows	Yield	8.8%	25.7%	13.4%
			Projected Collateral Prepayments	32.5%	68.7%	60.5%
			Projected Collateral Losses	1.3%	9.0%	5.3%
			Projected Collateral Recoveries	3.4%	9.2%	6.4%
			Projected Collateral Scheduled Amortization	13.1%	60.1%	27.8%
						100.0%
Agency RMBS–Interest Only Securities	5,645	Market quotes	Non-Binding Third-Party Valuation	$4.39	$21.63	$11.88
Agency RMBS–Interest Only Securities	2,113	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	221	984	576
			Projected Collateral Prepayments	52.7%	88.0%	74.1%
			Projected Collateral Scheduled Amortization	12.0%	47.3%	25.9%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.

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
The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$41,242	$41,242	$40,166	$40,166
Due from brokers	30,206	30,206	33,297	33,297
Reverse repurchase agreements	69,575	69,575	78,632	78,632
Liabilities:
Repurchase agreements	1,133,841	1,133,841	1,222,719	1,222,719
Due to brokers	127	127	439	439
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

The following table details the fair value of the Company's holdings of financial derivatives as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$365	$115
TBA securities sale contracts	—	302
Fixed payer interest rate swaps	4	891
Fixed receiver interest rate swaps	1,265	857
Futures	1	18
Total financial derivatives–assets, at fair value	1,635	2,183
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	—	(49)
TBA securities sale contracts	(1,157)	(315)
Fixed payer interest rate swaps	(17,122)	(4,361)
Futures	(5)	—
Total financial derivatives–liabilities, at fair value	(18,284)	(4,725)
Total	$(16,649)	$(2,542)
Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of March 31, 2016 and December 31, 2015:
March 31, 2016:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2016	$48,000	$(79)	0.80%	0.62%	0.52
2017	74,750	(546)	1.21	0.63	1.34
2018	71,529	(559)	1.11	0.62	2.03
2020	107,461	(2,371)	1.50	0.62	4.08
2021	10,400	1	1.15	0.62	4.87
2022	19,444	(587)	1.76	0.62	6.26
2023	131,400	(7,080)	2.10	0.63	7.14
2024	9,200	(428)	1.99	0.61	8.01
2025	34,022	(1,503)	2.05	0.62	8.86
2043	19,047	(3,966)	3.02	0.62	27.14
Total	$525,253	$(17,118)	1.59%	0.62%	5.16

December 31, 2015:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2016	$48,000	$(83)	0.80%	0.39%	0.77
2017	74,750	(445)	1.21	0.41	1.59
2018	71,529	80	1.11	0.34	2.28
2020	119,893	220	1.51	0.33	4.36
2022	19,444	86	1.76	0.34	6.51
2023	131,400	(1,367)	2.10	0.38	7.39
2024	9,200	11	1.99	0.32	8.26
2025	58,560	(5)	2.06	0.33	9.32
2043	21,067	(1,967)	3.03	0.36	27.39
Total	$553,843	$(3,470)	1.63%	0.36%	5.67
The following tables provide information about the Company's fixed receiver interest rate swaps as of March 31, 2016 and December 31, 2015.
March 31, 2016:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$9,700	$1,255	0.62%	3.00%	9.30
2026	3,000	10	0.63%	1.68%	10.01
Total	$12,700	$1,265	0.62%	2.69%	9.46
December 31, 2015:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$9,700	$857	0.32%	3.00%	9.55
Total	$9,700	$857	0.32%	3.00%	9.55
Futures
The following table provides information about the Company's short positions in Eurodollar futures as of March 31, 2016 and December 31, 2015.
March 31, 2016:

Maturity	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
2016	$(9,000)	$1	5.66
2017	(9,000)	(5)	14.76
Total	$(18,000)	$(4)	10.21

December 31, 2015:

Maturity	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
2016	$(12,000)	$10	7.13
2017	(9,000)	8	17.79
Total	$(21,000)	$18	11.70
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
As of March 31, 2016 and December 31, 2015, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	March 31, 2016				December 31, 2015
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$76,904	$79,928	$80,293	$365	$60,291	$61,638	$61,753	$115
Liabilities	—	—	—	—	23,418	24,208	24,159	(49)
	76,904	79,928	80,293	365	83,709	85,846	85,912	66
Sale contracts:
Assets	—	—	—	—	(170,800)	(181,476)	(181,174)	302
Liabilities	(311,246)	(332,743)	(333,900)	(1,157)	(252,746)	(268,973)	(269,288)	(315)
	(311,246)	(332,743)	(333,900)	(1,157)	(423,546)	(450,449)	(450,462)	(13)
Total TBA securities, net	$(234,342)	$(252,815)	$(253,607)	$(792)	$(339,837)	$(364,603)	$(364,550)	$53

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in Financial derivatives-assets at fair value and Financial derivatives-liabilities at fair value on the Consolidated Balance Sheet.

The tables below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the three month period ended March 31, 2016 and the year ended December 31, 2015:

Derivative Type	Three Month Period Ended March 31, 2016	Year Ended December 31, 2015
	(In thousands)
Interest rate swaps	$545,110	$525,037
TBAs	430,152	606,665
Interest rate swaptions	—	5,223
Futures	20,250	5,308

Gains and losses on the Company's financial derivatives for the three month periods ended March 31, 2016 and 2015 are summarized in the tables below:

	Three Month Period Ended March 31, 2016
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(672)	$(1,226)	$(1,898)	$(726)	$(12,543)	$(13,269)
TBAs		(2,099)	(2,099)		(844)	(844)
Futures		1	1		(22)	(22)
Total	$(672)	$(3,324)	$(3,996)	$(726)	$(13,409)	$(14,135)

	Three Month Period Ended March 31, 2015
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(707)	$(3,441)	$(4,148)	$(851)	$(6,383)	$(7,234)
Swaptions		—	—		237	237
TBAs		(4,595)	(4,595)		(97)	(97)
Total	$(707)	$(8,036)	$(8,743)	$(851)	$(6,243)	$(7,094)
As of March 31, 2016, the Company also held short positions in U.S. Treasury securities, with a principal amount of $68.8 million and a fair value of $69.6 million. As of December 31, 2015, the Company also held short positions in U.S. Treasury securities, with a principal amount of $79.6 million and a fair value of $78.4 million. Such securities are included on the Company's Consolidated Balance Sheet under the caption U.S. Treasury securities sold short, at fair value.
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

At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of March 31, 2016 and December 31, 2015, the Company had outstanding borrowings under repurchase agreements with twelve and thirteen counterparties, respectively.
The following table details the Company's outstanding borrowings under repurchase agreements as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$537,508	0.63%	15	$666,124	0.52%	14
31-60 days	268,670	0.67	43	336,350	0.53	45
61-90 days	292,395	0.71	74	89,142	0.70	74
91-120 days	—	—	—	131,103	0.53	106
151-180 days	35,268	0.82	167	—	—	—
Total	$1,133,841	0.66%	42	$1,222,719	0.54%	37
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of March 31, 2016 and December 31, 2015, the fair value of RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.2 billion and $1.3 billion, respectively. Collateral transferred under outstanding borrowings as of March 31, 2016 includes RMBS in the amount of $46.2 million that were sold prior to period end but for which such sale had not yet settled. Collateral transferred under outstanding borrowings as of December 31, 2015 includes RMBS in the amount of $63.4 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $6.7 million and additional securities with a fair value of $1.0 million as of March 31, 2016 as a result of margin calls from various counterparties. The Company posted additional net cash collateral of $20.7 million and additional securities with a fair value of $2.0 million as of December 31, 2015 as a result of margin calls from various counterparties.
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

The following tables present information about certain assets and liabilities representing financial instruments as of March 31, 2016 and December 31, 2015. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
March 31, 2016:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$1,635	$(1,473)	$—	$—	$162
Reverse repurchase agreements	69,575	(69,575)	—	—	—
Liabilities:
Financial derivatives–liabilities	(18,284)	1,473	—	16,085	(726)
Repurchase agreements	(1,133,841)	69,575	1,057,542	6,724	—

(1)	In the Company's Consolidated Balance Sheet, all balances associated with the repurchase agreements and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of March 31, 2016 were $1.19 billion. As of March 31, 2016 total cash collateral on financial derivative assets and liabilities excludes $0.2 million and $7.0 million, respectively of net excess cash collateral.

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

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of March 31, 2016 and 2015, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three month periods ended March 31, 2016 and 2015:

(In thousands except for share amounts)	Three Month Period Ended March 31, 2016	Three Month Period Ended March 31, 2015
Numerator:
Net income (loss)	$(239)	$3,677
Denominator:
Basic and diluted weighted average shares outstanding	9,121,198	9,149,274
Basic and Diluted Earnings Per Share	$(0.03)	$0.40
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
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For the three month periods ended March 31, 2016 and 2015, the total management fee incurred was $0.5 million and $0.6 million, respectively.
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
For the three month periods ended March 31, 2016 and 2015 the Company reimbursed the Manager $0.9 million and $0.4 million, respectively, for previously incurred operating and compensation expenses.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of March 31, 2016 and December 31, 2015, there were 9,117,183 and 9,135,103 common shares outstanding, respectively. No preferred shares have been issued.
During the three month periods ended March 31, 2016 and 2015, the Board of Directors authorized dividends totaling $0.45 per share and $0.55 per share, respectively. Total dividends declared during the three month periods ended March 31, 2016 and 2015 were $4.1 million and $5.0 million, respectively.
Detailed below is a roll forward of the Company's common shares outstanding for the three month periods ended March 31, 2016 and 2015:

	Three Month Period Ended March 31, 2016	Three Month Period Ended March 31, 2015
Common Shares Outstanding (12/31/2015 and 12/31/2014, respectively)	9,135,103	9,149,274
Share Activity:
Shares repurchased	(17,920)	—
Common Shares Outstanding (3/31/2016 and 3/31/2015, respectively)	9,117,183	9,149,274
Unvested restricted shares outstanding (3/31/2016 and 3/31/2015, respectively)	15,390	6,912

The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at March 31, 2016 and 2015:

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
On August 13, 2013, the Company's Board of Trustees approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and the Company's financial performance, among other considerations. During the three month period ended March 31, 2016, the Company purchased 17,920 common shares at an aggregate cost of $0.2 million, and an average price per share of $10.94. Since inception of the share repurchase program through March 31, 2016, the Company has purchased 47,481 common shares at an aggregate cost of $0.6 million, and an average price per share of $12.03.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of March 31, 2016 and December 31, 2015 and management is not aware of any significant contingencies at March 31, 2016.

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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; our use and dependence on leverage; the impact of Fannie Mae and Freddie Mac being placed into conservatorship and related events, including the lack of certainty as to the future roles and structures of these entities and changes to legislation and regulations affecting these entities; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities we own and intend to acquire; changes in rates of default and/or recovery rates on our non-agency assets; our ability to borrow to finance our assets and the costs of such borrowings; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act"); and risks associated with investing in real estate related assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
We were formed through an initial strategic venture among affiliates of Ellington, an investment management firm and registered investment adviser with a 21-year history of investing in a broad spectrum of mortgage-backed securities and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." As of March 31, 2016, the Blackstone Funds owned approximately 30% of our outstanding common shares.
We are externally managed and advised by our Manager, an affiliate of Ellington.
We use leverage in our Agency RMBS strategy and, while we have not done so meaningfully to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of March 31, 2016, we had outstanding borrowings under repurchase agreements in the amount of $1.1 billion with twelve counterparties.
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
As of March 31, 2016, our book value per share was $15.39 as compared to $15.86 as of December 31, 2015.
Trends and Recent Market Developments
Key trends and recent market developments for the mortgage-backed security, or "MBS," market include the following:

•
U.S. Federal Reserve and U.S. Monetary Policy—In March 2016, the U.S. Federal Reserve, or "Federal Reserve," maintained its target range for the federal funds rate and its existing policy of reinvesting principal payments from its U.S. Treasury security and Agency RMBS holdings;

•
Housing and Mortgage Market Statistics—Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for February showed a continuation of mid-single-digit home price appreciation nationally; meanwhile the Freddie Mac survey 30-year mortgage rate ended the first quarter of 2016 at 3.71%, down from 4.01% at the end of 2015;

•
Prepayment Rate Trends—Prepayment rates have spiked in early 2016, primarily driven by a decline in mortgage rates. Both the timing and the magnitude of the increases were very similar to what was experienced in early 2015;

•
Government Sponsored Enterprise, or "GSE," and Government Agency Developments—The Federal Housing Finance Agency, or "FHFA," and the GSEs continued to announce program and policy changes and clarifications intended to increase mortgage credit availability;

•
Portfolio Overview and Outlook—In the face of substantial market volatility, yield spreads widened significantly in the first quarter for most sectors of the fixed-income market, including Agency RMBS. Most of the yield spread widening occurred in the early part of the quarter and many credit sector spreads only partially recovered by the end of the quarter. Interest rates dropped sharply during the quarter. Given the drop in interest rates, pay-ups on specified pools increased. Non-Agency RMBS was also impacted by widening credit spreads, but less so than other credit-sensitive fixed-income sectors.

Federal Reserve and U.S. Monetary Policy
On March 16, 2016, the Federal Open Market Committee, or "FOMC," announced that it would maintain the target range for the federal funds rate at 0.25% to 0.50%. In its March statement following the meeting, the FOMC stated that while economic activity has been expanding at a moderate pace, global economic and financial developments continue to pose risks. The FOMC also indicated that, based on its assessment of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial and international developments, it expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate, and that the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run. The FOMC also noted that it expects that, with gradual adjustments in the stance on monetary policy, economic activity will continue to expand at a moderate pace and labor market indicators will continue to strengthen.
Over the course of the first quarter, the 10-year U.S. Treasury yield fell by 50 basis points, from 2.27% as of December 31, 2015 to 1.77% as of March 31, 2016. Despite this, we believe that there remains substantial risk that interest rates will increase, driven by a tightening of Federal Reserve monetary policy in response to employment and economic growth in the United States and other factors. The risk of rising interest rates reinforces the importance of our ability, subject to our qualifying and maintaining our qualification as a REIT, to hedge interest rate risk in both our Agency RMBS and non-Agency MBS portfolios using a variety of tools, including forward-settling To-Be-Announced Agency pass-through certificates, or "TBAs," interest rate swaps, and various other instruments. Additional uncertainty surrounds the Federal Reserve's timeline to curtail its reinvestment of principal payments from its U.S. Treasury security and Agency RMBS holdings. The current pace of monthly reinvestments under this program is approximately $33 billion, thus providing significant market support.

Housing and Mortgage Market Statistics
The following table demonstrates the decline in residential mortgage delinquencies and foreclosure inventory on a national level, as reported by CoreLogic in its January and February 2016 National Foreclosure Reports:

	As of
Number of Units (In thousands)	February 2016	November 2015	February 2015
Seriously Delinquent Mortgages(1)	1,252	1,283	1,563
Foreclosure Inventory	434	463	571

(1)	Seriously Delinquent Mortgages are ninety days and over in delinquency and include foreclosures and real estate owned, or "REO," property.
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
Monthly housing starts provide another indicator of market fundamentals. The following table shows the trailing three-month average housing starts for the periods referenced:

	March 2016	December 2015
Single-family(1)	792	757
Multi-family(1)	327	367

(1)	Shown in thousands of units.
Source: U.S. Census Bureau
As of March 2016, average single-family housing starts during the trailing three months increased by 4.6% as compared to December 2015, while multi-family housing starts decreased by approximately 10.9% during the same period. Overall, privately-owned housing starts in March 2016 came in at a seasonally adjusted annual rate of 1,089,000 units, 14.2% higher than the March 2015 rate of 954,000 units.
Early 2016 showed a continuation of the trend of mid-single-digit home price appreciation seen in 2014 and 2015. Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for February 2016 showed that, on average, home prices posted a 0.7% month-over-month increase for its 20-City Composite and had increased 0.6% month-over-month for its 10-City Composite, after seasonal adjustments. According to the report, home prices remain below the peak levels of 2006, but, on average, are back to their winter 2007 levels for the 10- and 20-City Composites, respectively. Finally, as indicated in the table above, as of February 2016, the national inventory of foreclosed homes fell to 434,000 units, a 24.0% decline when compared to February 2015; this represented the fifty-second consecutive month with a year-over-year decline and the lowest level since November 2007. As a result, there are many fewer unsold foreclosed homes overhanging the housing market than there were a year ago. We believe that near-term home price trends are more likely to be driven by fundamental factors such as economic growth, mortgage rates, and affordability, rather than by technical factors such as shadow inventory. Shadow inventory represents the number of properties that are seriously delinquent, in foreclosure, or held as REO by mortgage servicers, but not currently listed on a multiple listing service.
On April 1, 2016, the U.S. Bureau of Labor Statistics, or "BLS," reported that, in March 2016, the U.S. unemployment rate was 5.0%. Another, perhaps more relevant, measure of labor market conditions is employment growth, which has been relatively robust in recent months. The BLS reported that non-farm payrolls rose by 215,000 in March 2016. While it is difficult to quantify the relationship between employment data and the housing and mortgage markets, we believe that current levels of unemployment and job creation are generally supportive of the housing market. While the housing market is also currently supported by low mortgage rates, it faces a number of potential headwinds. These include high interest rate volatility, the constraining effects of still-tight credit standards on both housing starts and new loan originations, and the uneven pace of the recovery of the U.S. economy.
Prepayment Rate Trends
Prepayment rates spiked during the first quarter of 2016, driven primarily by falling mortgage rates. The Mortgage Bankers Association’s Refinance Index, which measures refinancing application volumes, reached a one-year high on February 12, 2016, after being relatively muted for most of 2015. Because of the time that it takes for a refinancing application to result in an actual prepayment, prepayment rates did not increase dramatically until March, as reported in early April. Nevertheless, prepayment rates still remain well below previous peak levels. Factors that continue to inhibit prepayment activity include: (i) home price declines during the financial crisis, which has left some borrowers with minimal or negative home equity; (ii) more restrictive underwriting guidelines, even for refinancings; and (iii) increased origination costs, especially related to underwriting and compliance. These factors have resulted in substantial variations in prepayment rates between Agency pools as a function of loan-to-value, or "LTV," ratio, loan balance, credit score, geography, property type, loan purpose, and other factors. In recognition of the importance of these underlying characteristics on prepayment behavior, the MBS market continues to promote the creation of "specified" Agency pools that emphasize or de-emphasize many of these characteristics, such as pools where the principal balance of every underlying mortgage loan is below $85,000. The Making Homes Affordable, or "MHA," refinancing program, which was initiated in response to the housing market crisis, has facilitated the origination of many of these kinds of specified Agency pools. We expect that the ongoing origination of Agency pools with a wide variety of loan characteristics will continue to create opportunities for us to exploit the resulting differences in prepayments.
While refinancing activity overall has been slower in recent periods relative to earlier periods when mortgage rates were at comparable levels, recent trends suggest an ongoing divergence between the refinancing behavior of lower balance loans and higher balance loans. As illustrated in the figure below, the average loan size of refinance applications has increased over the past three years, with a 35.3% increase from March 2013 through March 2016. This steady increase in average loan sizes of mortgage refinances is reflective of a number of changes related to borrower behavior and mortgage credit availability in recent years.

MBA Refinance Index (Application Volume)
Average Refinance Application Loan Size ($ thousands, trailing 4-week average)
6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
320
300
280
260
240
220
200
180
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
MBA Refinance Index
Average Refinance Application Loan Size (Trailing 4-Week Average)

As shown in the figure above, higher loan balance borrowers tend to be more reactive to refinancing incentives, especially following steep declines in rates over a short period. After swift drops in mortgage rates in October 2014, January 2015, March 2015, and the first six weeks of 2016, the average refinanced loan size spiked, reflecting a surge in higher loan balance borrowers reacting to the recent decline in mortgage rates. This greater prepayment sensitivity for higher loan size borrowers is well established, and is due in part to greater awareness among such borrowers about refinancing opportunities, as well as greater absolute dollar incentives to refinance relative to lower loan size borrowers.

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
In addition, since the financial crisis, financial reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, or "Dodd-Frank Act," and qualified mortgage, or "QM," mortgage guidelines, have dramatically increased the costs of underwriting, especially for niche products such as second lien and adjustable rate mortgages. Banks have reduced their footprint in the mortgage lending space as the scars of the financial crisis and higher capital requirements have increased the costs of doing business. More recently, market share has been gravitating to non-bank lenders, which do not face the same regulatory capital requirements as banks for servicing mortgages, and which possess superior technology to better assist borrowers in making more efficient refinancing decisions.
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
3-Month CPR
50
45
40
35
30
25
20
15
10
5
0
Aug-13
Nov-13
Feb-14
May-14
Aug-14
Nov-14
Feb-15
May-15
Aug-15
Nov-15
Feb-16
Bank
Non-Bank
Quicken

GSE/Government Agency Developments
On December 17, 2015, the FHFA released its 2016 Scorecard for Fannie Mae, Freddie Mac, and Common Securitization Solutions, or the "2016 Scorecard." The 2016 Scorecard built on the strategic objectives and priorities outlined in the FHFA's 2014 and 2015 scorecards. It highlighted a number of important goals, including changing the appraisal framework to use third party sources for property valuation in order to reduce representation and warranty risks, as well as implementing a refinancing program aimed at high LTV borrowers in January 2017 to replace the Home Affordable Refinance Program, which expires in December 2016. In addition, the 2016 Scorecard called for full implementation of the Common Securitization Platform, or "CSP," by 2018. The CSP is to be utilized by both Fannie Mae and Freddie Mac to improve the liquidity of GSE securities and housing markets more broadly.
On April 14, 2016, the FHFA announced its Principal Reduction Modification program, offering one-time principal reductions to certain seriously delinquent, underwater borrowers in order to help them avoid foreclosure on their homes. The program applies to borrowers whose loans are owned or guaranteed by Fannie Mae or Freddie Mac, and who meet specific eligibility criteria, such as borrowers who are 90 or more days delinquent as of March 1, 2016, with outstanding principal balances of no more than $250,000, and whose mark-to-market LTV ratios are greater than 115%. As there are estimated to be only about 33,000 borrowers eligible for this program, it should have only a minor impact on the overall prepayment environment. However, the announcement does underline the continued risk from sudden changes in government policy.
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

Portfolio Overview and Outlook
General Market Overview
Volatility was extremely high during the first quarter. In the first half of the quarter, credit-related fears stemming from depressed energy prices deepened, and caused a flight to quality that spilled over to many other sectors. The equity market sell-off in the early part of the quarter was one of the worst starts to a year on record, led by a severe sell-off in the Chinese stock market. The S&P 500 fell 9% year-to-date through January 20th, while the Shanghai Stock Exchange Composite Index plunged 25% year-to-date through January 28th. Credit spreads widened dramatically across most credit-sensitive fixed income sectors, including new issue CMBS, newer vintage CLOs, and high-yield corporate bonds, especially sectors with direct or indirect exposure to energy prices.
Towards the middle of the quarter, energy prices stabilized, and what seemed to begin as a relief rally in the equity and credit-sensitive markets turned into an outright whipsaw. Market participants became emboldened to add risk as they increasingly became convinced that, in light of the steep market declines and renewed concerns of a global economic slowdown, the Federal Reserve would significantly delay the interest rate hikes that it had previously signaled. On March 16th, the predictions of a dovish Federal Reserve reaction to the turbulent market conditions were confirmed, as Federal Reserve officials both refrained from raising rates and scaled back their predictions of interest rate hikes over the remainder of the year. The late February and March rally in most energy markets, equity markets, and credit-sensitive fixed income markets was strong, with many markets not only retracing their declines from earlier in the quarter, but ending the quarter at higher levels than where they had begun.
The turnaround during the first quarter was also significantly fueled by continued aggressive monetary easing by several foreign central banks. On January 29th, the Bank of Japan lowered its rate of interest on excess reserves from 0.1% to (0.1)%. On March 10th, the European Central Bank, or "ECB," announced in a surprise move that it would lower its benchmark rate to zero, and that it would increase the pace of its monthly bond purchases in its quantitative easing program, from €60 billion a month to €80 billion a month. The ECB also announced that it would begin buying investment-grade, euro-denominated corporate bonds to help combat weak growth and deflation; this raised expectations of a liquidity squeeze and much tighter yield spreads in the European corporate bond markets.
Interest rates fell sharply in the first half of the quarter in response to the flight to quality, but only rebounded slightly for the remainder of the quarter in light of the dovish signals and actions by central banks. Over the course of the entire quarter, the 10-year U.S. Treasury yield fell 50 basis points to end at 1.77%, and the 2-year U.S. Treasury yield fell 33 basis points to end at 0.72%. The average rate for a fixed rate 30-year conventional mortgage also decreased over the course of the first quarter, falling 30 basis points to end the quarter at 3.71%.
Agency
As of March 31, 2016, the value of our long Agency bond portfolio was $1.146 billion, as compared to $1.211 billion as of December 31, 2015.
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
Yield spreads on Agency RMBS widened during the first quarter, as the declines in yields on Agency RMBS could not keep pace with the declines in yields on either interest rate swaps or U.S. Treasury securities. The 10-year interest rate swap spread became more negative, tightening 5 basis points to end the quarter at -13 basis points. Since the majority of our interest rate hedging portfolio is comprised of interest rate swaps, this negatively impacted our results for the quarter. While pay-ups on specified pools did increase as prepayment protection became more valuable in light of lower interest rates, the increase in pay-ups was not enough to compensate for the effects of yield spread widening.
Specifically, for the quarter ended March 31, 2016, we had total net realized and unrealized gains of $13.7 million, or $1.50 per share, on our aggregate Agency RMBS portfolio, while we had total net realized and unrealized losses of $20.4 million, or $2.24 per share, on our interest rate hedging portfolio, including U.S. Treasury securities. Over the course of the first quarter, average pay-ups on our specified pools increased to 0.88% as of March 31, 2016, from 0.73% as of December 31, 2015. Pay-ups are price premiums for specified pools relative to their TBA counterparts.
During the first quarter, we continued to use short positions in TBAs to hedge interest rate risk, and these positions generated net losses. However, TBAs underperformed specified pools during the quarter, and because we hold a net short position in TBAs, this underperformance benefited our results for the quarter. We actively traded our Agency RMBS portfolio during the quarter in order to take advantage of volatility and to harvest modest gains. Our portfolio turnover for the quarter was 48% (as measured by sales and excluding paydowns), and we captured net realized gains of $4.0 million, excluding hedges.
During the first quarter, we continued to focus our Agency RMBS purchasing activity primarily on specified pools, especially those with higher coupons. As of March 31, 2016, the weighted average coupon on our fixed rate specified pools was 4.0%, unchanged from December 31, 2015. We slightly increased our holdings of reverse mortgage pools following their significant yield spread widening at the end of 2015. Yield spreads for reverse mortgage pools subsequently tightened somewhat toward the end of the first quarter, and we believe there is potential for additional meaningful yield spread tightening in this sector as recently enacted regulatory changes, designed to protect reverse mortgage borrowers, could have the effect of reducing prepayment speeds. Our Agency RMBS portfolio also continues to include a small allocation to Agency ARMs and Agency IOs. We believe that there remains a heightened risk of substantial interest rate and prepayment volatility in the near term, thus reinforcing the importance of our ability to hedge our Agency RMBS portfolio using a variety of tools, including TBAs.
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
The following table summarizes prepayment rates for our portfolio of fixed rate specified pools (excluding those backed by reverse mortgages) for the three month periods ended March 31, 2016 and December 31, 2015.

	Three Month Period Ended
	March 31, 2016	December 31, 2015(2)
Three Month Constant Prepayment Rates(1)	7.1%	6.5%

(1)	Excludes Agency fixed rate RMBS without any prepayment history.

(2)	Prior period calculation methodology has been conformed to current period calculation methodology.

The following table provides details about the composition of our portfolio of fixed rate specified pools (excluding those backed by reverse mortgages) as of March 31, 2016 and December 31, 2015.

		March 31, 2016			December 31, 2015
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
Fixed rate Agency RMBS:		(In thousands)			(In thousands)
15-year fixed rate mortgages:
	3.00	$28,659	$30,030	24	$49,894	$51,566	24
	3.50	105,206	111,897	13	102,118	107,442	13
	4.00	9,840	10,609	24	10,534	11,253	21
Total 15-year fixed rate mortgages		143,705	152,536	16	162,546	170,261	17
20-year fixed rate mortgages	4.00	17,991	19,488	16	18,477	19,830	13
30-year fixed rate mortgages:
	3.00	23,908	24,589	33	29,515	29,571	36
	3.50	144,233	152,372	19	137,826	142,821	22
	4.00	326,612	352,007	13	343,776	365,952	15
	4.50	231,983	254,873	14	266,547	290,517	14
	5.00	58,171	64,838	26	61,541	68,208	23
	5.50	2,177	2,444	110	2,261	2,524	107
	6.00	1,051	1,203	114	1,058	1,201	111
Total 30-year fixed rate mortgages		788,135	852,326	16	842,524	900,794	18
Total fixed rate Agency RMBS		$949,831	$1,024,350	13	$1,023,547	$1,090,885	18
Our net Agency premium as a percentage of our long Agency RMBS holdings is one metric that we use to measure our overall prepayment risk. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on long Agency RMBS holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe we are exposed to market-wide increases in Agency RMBS prepayments. As of March 31, 2016, our net Agency premium as a percentage of fair value on long Agency RMBS holdings was approximately 5.6% as compared to 4.1%, as of December 31, 2015. Excluding TBA positions used to hedge our long Agency RMBS portfolio, our Agency premium as a percentage of fair value was approximately 7.3% and 6.2% as of March 31, 2016 and December 31, 2015, respectively. These percentages may fluctuate from period to period based on market factors, including interest rates and mortgage rates, as well as with respect to the net percentages, the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
We believe that with the drop in interest rates, prepayment concerns should continue to benefit the relative performance of specified pools, and could create opportunities in the IO markets. We believe that our adaptive and active style of portfolio management is well suited to the current MBS market environment, which continues to be shaped by shifting central bank policies, regulatory changes, and developing technologies.
Non-Agency
As of March 31, 2016, the value of our long non-Agency portfolio was $27.6 million, as compared to $31.4 million as of December 31, 2015.
The non-Agency RMBS market followed a similar path to that of most other credit-sensitive fixed income sectors, in that yield spreads widened significantly in the early part of the quarter, and then abruptly reversed course and tightened significantly in the latter part of the quarter; however non-Agency RMBS yield spreads ended the quarter noticeably wider than where they had begun. Nevertheless, the non-Agency RMBS sector performed better over the course of the quarter in comparison to many other structured product sectors, such as CMBS, in large part because the fundamentals underlying non-Agency RMBS, led by a stable housing market, continue to be strong. During the quarter, our non-Agency RMBS generated a positive return. Included in the quarter's return were strong carry and appreciation from our held positions. On a quarter-over-quarter basis, our non-Agency RMBS portfolio declined in size slightly.
Financing
Over the course of the first quarter our cost of repo financing increased. Our weighted average borrowing rate for the quarter ended March 31, 2016 increased twelve basis points to 0.62% from 0.50% for the quarter ended December 31, 2015. During the early part of the first quarter, repo borrowing rates generally trended higher across maturities. While the repo market has remained liquid, widening asset spreads and constrained lender balance sheets have put upward pressure on the cost of repo. Also likely adding upward pressure to repo rates was the FHFA's decision to proceed with its ban of captive insurance company memberships in the Federal Home Loan Bank System, or "FHLB," forcing many of the current member companies to find alternative financing. However, in the latter part of the first quarter, and following the Federal Reserve's toned down stance on its likely pace of future interest rate increases, repo rates declined slightly. While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as large banks, are becoming more active in providing repo financing. The vast majority of our outstanding repo financing is still provided by larger banks and dealers; however, in limited amounts, we have also entered into repo agreements with smaller non-bank dealers. In general, we continue to see strong appetite and competitive terms from both types of lenders.
Our debt-to-equity ratio decreased to 8.1:1 as of March 31, 2016, as compared to 8.4:1 as of December 31, 2015. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 7.7:1 as of March 31, 2016 as compared to 8.1:1 as of December 31, 2015. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions.
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
Certain of our critical accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that all of the decisions and assessments upon which our consolidated financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on our Manager and Ellington's experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 of the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a complete discussion of our significant accounting policies. We have identified our most critical accounting policies to be the following:
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
We follow the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals of the litigation process, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or to 2015, 2014, 2013, or 2012 (its open tax years. In the normal course of business, we may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period, 2015, 2014, 2013 or 2012 (our open tax years). We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions; we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in the consolidated financial statements included in this Quarterly Report on Form 10-Q.
"Emerging Growth Company" Status: On April 5, 2012, the Jumpstart Our Business Startups Act, or the "JOBS Act," was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. Because we qualify as an "emerging growth company," we may, under Section 7(a)(2)(B) of the Securities Act delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. We may take advantage of this extended transition period until the first to occur of the date that we (i) are no longer an "emerging growth company" or (ii) affirmatively and irrevocably opt out of this extended transition period. We have elected to take advantage of the benefits of this extended transition period. As a result, our financial statements may not be comparable to those of other public companies that comply with such new or revised accounting standards. Until the date that we are no longer an "emerging growth company" or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a)(2)(B), upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
Investment portfolio
The following tables summarize our mortgage-backed securities portfolio of as of March 31, 2016 and December 31, 2015:

	March 31, 2016					December 31, 2015
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed rate mortgages	$143,705	$152,536	$106.15	$150,945	$105.04	$162,546	$170,261	$104.75	$170,385	$104.82
20-year fixed rate mortgages	17,991	19,488	108.32	19,226	106.86	18,477	19,830	107.32	19,754	106.91
30-year fixed rate mortgages	788,135	852,326	108.14	840,998	106.71	842,524	900,794	106.92	896,356	106.39
ARMs	35,122	37,133	105.73	37,232	106.01	36,433	38,530	105.76	38,629	106.03
Reverse mortgages	70,867	77,548	109.43	77,179	108.91	68,690	73,692	107.28	75,205	109.48
Total Agency RMBS	1,055,820	1,139,031	107.88	1,125,580	106.61	1,128,670	1,203,107	106.60	1,200,329	106.35
Non-Agency RMBS	42,649	27,631	64.79	26,175	61.37	48,408	31,401	64.87	30,395	62.79
Total RMBS(2)	1,098,469	1,166,662	106.21	1,151,755	104.85	1,177,078	1,234,508	104.88	1,230,724	104.56
Agency IOs	n/a	6,931	n/a	8,660	n/a	n/a	7,758	n/a	8,491	n/a
Total mortgage-backed securities		1,173,593		1,160,415			1,242,266		1,239,215
U.S. Treasury securities sold short	(68,781)	(69,607)	101.20	(68,669)	99.84	(79,550)	(78,447)	98.61	(79,003)	99.31
Reverse repurchase agreements	69,575	69,575	100.00	69,575	100.00	78,632	78,632	100.00	78,632	100.00
Total		$1,173,561		$1,161,321			$1,242,451		$1,238,844

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Excludes Agency IOs.
The vast majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency CMOs. Within this strategy, we generally target Agency RMBS pools that, taking into account their particular composition and based on our prepayment projections: (1) should generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) should have less prepayment sensitivity to government policy shocks and/or (3) should create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months when actual prepayment experience can be observed. As of both March 31, 2016 and December 31, 2015, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
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

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of March 31, 2016 and December 31, 2015:

(In thousands)	March 31, 2016	December 31, 2015
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$365	$115
TBA securities sale contracts	—	302
Fixed payer interest rate swaps	4	891
Fixed receiver interest rate swaps	1,265	857
Futures	1	18
Total financial derivatives–assets, at fair value	1,635	2,183
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	—	(49)
TBA securities sale contracts	(1,157)	(315)
Fixed payer interest rate swaps	(17,122)	(4,361)
Futures	(5)	—
Total financial derivatives–liabilities, at fair value	(18,284)	(4,725)
Total	$(16,649)	$(2,542)
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
As of March 31, 2016, as part of our interest rate hedging program, we also held short positions in U.S. Treasury securities, with a total principal amount of $68.8 million and a fair value of $69.6 million. As of December 31, 2015, we also held short positions in U.S. Treasury securities, with a total principal amount of $79.6 million and a fair value of $78.4 million.

The composition and relative mix of instruments we use to hedge various risks may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of March 31, 2016 and December 31, 2015. We had no other borrowings outstanding.

	March 31, 2016			December 31, 2015
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$537,508	0.63%	15	$666,124	0.52%	14
31-60 days	268,670	0.67	43	336,350	0.53	45
61-90 days	292,395	0.71	74	89,142	0.70	74
91-120 days	—	—	—	131,103	0.53	106
151-180 days	35,268	0.82	167	—	—	—
Total	$1,133,841	0.66%	42	$1,222,719	0.54%	37
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. Because our strategy is flexible, dynamic, and opportunistic, our overall leverage will vary over time. As of March 31, 2016 and December 31, 2015, our total debt-to-equity ratio was 8.1 to 1 and 8.4 to 1, respectively. Collateral transferred with respect to our outstanding repo borrowings as of March 31, 2016 and December 31, 2015 had an aggregate fair value of $1.2 billion and $1.3 billion, respectively. Adjusted for unsettled security purchases and sales, our debt-to-equity ratios was 7.7 to 1 as of March 31, 2016 as compared to 8.1 to 1 as of December 31, 2015. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions.
Shareholders' Equity
As of March 31, 2016, our shareholders' equity decreased to $140.4 million from $144.9 million as of December 31, 2015. This decrease principally consisted of dividends declared of $4.1 million, net loss of $0.2 million, and the repurchase of common shares of $0.2 million, partially offset by share based compensation of $40.0 thousand. As of March 31, 2016, our book value per share was $15.39 as compared to $15.86 as of December 31, 2015.

Results of Operations for the Three Month Periods Ended March 31, 2016 and 2015:
The following table summarizes our results of operations for the three month periods ended March 31, 2016 and 2015:

(In thousands except for per share amounts)	Three Month Period Ended March 31, 2016	Three Month Period Ended March 31, 2015
Net Interest income
Net interest income	$7,600	$9,022
Expenses
Management fees	528	610
Other operating expenses	823	806
Total expenses	1,351	1,416
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	11,643	11,908
Net realized and change in net unrealized gains (losses) on financial derivatives	(18,131)	(15,837)
Total Other Income (Loss)	(6,488)	(3,929)
Net Income (Loss)	$(239)	$3,677
Net Income (Loss) Per Common Share	$(0.03)	$0.40
Core Earnings
Core Earnings consists of net income (loss), excluding realized and change in net unrealized gains and (losses) on securities and financial derivatives, and, if applicable, items of income or loss that are of a non-recurring nature. Core Earnings includes net realized and change in net unrealized gains (losses) associated with payments and accruals of periodic payments on interest rate swaps. Our interest income is subject to fluctuations based on adjustments to premium amortization as a result of changes in prepayments of our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). We refer to this adjustment as a "Catch-up Premium Amortization Adjustment." Core Earnings excluding Catch-up Premium Amortization Adjustment consists of Core Earnings but excludes the effect of the Catch-up Premium Amortization Adjustment on interest income. Core Earnings and Core Earnings excluding Catch-up Premium Amortization Adjustment are supplemental non-GAAP financial measures. We believe that Core Earnings and Core Earnings excluding Catch-up Premium Amortization Adjustment provide information useful to investors because they are metrics that we use to assess our performance and to evaluate the effective net yield provided by the portfolio. Moreover, one of our objectives is to generate income from the net interest margin on the portfolio, and Core Earnings and Core Earnings excluding Catch-up Premium Amortization Adjustment are used to help measure the extent to which this objective is being achieved. However, because Core Earnings and Core Earnings excluding Catch-up Premium Amortization Adjustment are incomplete measures of our financial results and differ from net income (loss) computed in accordance with U.S. GAAP, they should be considered as supplementary to, and not as substitutes for, net income (loss) computed in accordance with U.S. GAAP.

The table below reconciles Core Earnings and Core Earnings excluding Catch-up Premium Amortization Adjustment for the three month periods ended March 31, 2016 and 2015 to the line, Net Income (Loss), on our Consolidated Statement of Operations, which we believe is the most directly comparable U.S. GAAP measure:

(In thousands except for share amounts)	Three Month Period Ended March 31, 2016	Three Month Period Ended March 31, 2015
Net Income (Loss)	$(239)	$3,677
Less:
Net realized gains (losses) on securities	3,010	6,722
Net realized losses on financial derivatives, excluding periodic payments(1)	(3,324)	(8,036)
Change in net unrealized gains (losses) on securities	8,633	5,186
Change in net unrealized gains (losses) on financial derivatives, excluding accrued periodic payments(2)	(13,409)	(6,243)
Subtotal	(5,090)	(2,371)
Core Earnings	$4,851	$6,048
Catch-up Premium Amortization Adjustment	258	(441)
Core Earnings excluding Catch-up Premium Amortization Adjustment	4,593	6,489
Weighted Average Shares Outstanding	9,121,198	9,149,274
Core Earnings Per Share	$0.53	$0.66
Core Earnings Per Share excluding Catch-up Premium Amortization Adjustment	$0.50	$0.71

(1)
For the three month period ended March 31, 2016, represents Net realized gains (losses) on financial derivatives of $(3,996) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(672). For the three month period ended March 31, 2015, represents Net realized gains (losses) on financial derivatives of $(8,743) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(707).

(2)
For the three month period ended March 31, 2016, represents Change in net unrealized gains (losses) on financial derivatives of $(14,135) less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(726). For the three month period ended March 31, 2015, represents Change in net unrealized gains (losses) on financial derivatives of $(7,094) less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(851).

Net Income (Loss)
The decrease in net income period over period was principally due to a decrease in net interest income, as discussed below, and an increase in net realized and unrealized losses on financial derivatives for the three month period ended March 31, 2016 as compared the three month period ended March 31, 2015. Reduced net interest income resulted in a commensurate decline in our Core Earnings.
Interest Income
Our portfolio as of both March 31, 2016 and 2015 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $9.6 million and $10.3 million in interest income on these securities for the three month periods ended March 31, 2016 and 2015, respectively. The period-over-period decrease in interest income resulted from lower yields on our non-Agency RMBS and lower average holdings on both our Agency and non-Agency RMBS.
The following table details our interest income, average holdings of interest-earning assets, and weighted average yield based on amortized cost for the three month periods ended March 31, 2016 and 2015:

	Non-Agency(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three month period ended March 31, 2016	$619	$28,450	8.71%	$8,950	$1,196,060	2.99%	$9,569	$1,224,510	3.13%
Three month period ended March 31, 2015	$739	$29,411	10.05%	$9,532	$1,279,363	2.98%	$10,271	$1,308,774	3.14%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.

Interest Expense
For the three month periods ended March 31, 2016 and 2015, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities. Our total interest expense for the three month period ended March 31, 2016 was $2.1 million, of which $1.8 million represented interest expense on our repo borrowings and approximately $0.3 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the three month period ended March 31, 2015 was $1.3 million, of which $1.1 million represented interest expense on our repo borrowings and approximately $0.2 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period increase in our total interest expense resulted mainly from higher rates on our repo borrowings, and to a lesser extent from an increase in interest expense paid on short U.S. Treasury securities associated with an increase in the use of these instruments for hedging purposes. Our average outstanding repo borrowings for the three month period ended March 31, 2016 was $1.14 billion, resulting in an annualized average cost of funds of 0.62%. Our average outstanding repo borrowings for the three month period ended March 31, 2015 was $1.24 billion, resulting in an annualized average cost of funds of 0.36%.
The following table shows information related to our annualized average cost of funds for the three month periods ended March 31, 2016 and 2015.

($ in thousands)	Average Borrowed Funds	Interest Expense	Annualized Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
Three Month Period Ended March 31, 2016	$1,142,352	$1,762	0.62%	0.43%	0.88%
Three Month Period Ended March 31, 2015	$1,239,167	$1,106	0.36%	0.17%	0.38%
As an alternative cost of funds measure, we add to our repo interest cost the net periodic amounts paid or payable by us on our interest rate swaps and interest expense we incur on our short positions in U.S. Treasury securities and express the total as an annualized percentage of our average outstanding borrowings. The total of our net periodic expense paid or payable under our interest rate swaps and our interest expense on our short positions in U.S. Treasury securities was $1.7 million for the three month period ended March 31, 2016, or 0.59% of our average outstanding repo borrowings on an annualized basis, thereby resulting in an annualized average cost of funds including interest rate swaps and short positions in U.S. Treasury securities of 1.21%. The total of our net periodic expense paid or payable under our interest rate swaps was $1.7 million for the three month period ended March 31, 2015, or 0.57% of our average outstanding borrowings on an annualized basis, thereby resulting in an annualized average cost of funds including interest rate swaps of 0.93%. This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.
Management Fees
For the three month periods ended March 31, 2016 and 2015, our management fee expense was approximately $0.5 million and $0.6 million, respectively. The decrease in management fees period over period was due to our smaller capital base.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, and various other expenses incurred in connection with the operation of our business. Other operating expenses for both the three month periods ended March 31, 2016 and 2015 were approximately $0.8 million. Our expense ratio, which represents our management fees and other operating expenses as a percentage of our average shareholders' equity, was 3.8% on an annualized basis for the three month period ended March 31, 2016, as compared to 3.5% for the three month period ended March 31, 2015. The increase in our annualized expense ratio was primarily due to a decrease in our average shareholders' equity for the three month period ended March 31, 2016 as compared to the three month period ended March 31, 2015.
Other Income (Loss)
Other income (loss) consisted of net realized and net change in unrealized gain (losses) on securities and financial derivatives. For the three month period ended March 31, 2016, other loss was $(6.5) million, and consisted of net realized and change in net unrealized losses of $(18.1) million on our financial derivatives partially offset by net realized and change in net unrealized gains of approximately $11.6 million on our securities, primarily our Agency RMBS. The period ended March 31, 2016 was marked by significant interest rate volatility. As interest rates declined over the course of the quarter, both prices and pay-ups on our specified Agency pools increased but the net realized and unrealized gains on our Agency RMBS could not keep pace with the significant losses incurred on our interest rate hedges. In addition, during the quarter, as measured by sales and excluding paydowns, we turned over approximately 48% of our Agency RMBS portfolio and, as a result, for the three month period ended March 31, 2016, we generated net realized gains of $4.0 million on our Agency RMBS portfolio. For the past several quarters, interest rates have moved both sharply higher and sharply lower, and overall, have resulted in net losses on our financial derivatives, most notably our interest rate swaps. Since we have been using a greater amount of interest rate swaps relative to short TBAs to hedge interest rate risk, we have had to much more actively adjust our interest rate hedges as interest rates have moved sharply higher and lower. This increased interest rate swap adjustment activity, coupled with the significant overall decline in interest rate swap spreads, led to losses on our interest rate swaps over the period.
Other loss for the three month period ended March 31, 2015 was $(3.9) million and consisted of net realized and change in net unrealized losses of $(15.8) million on our financial derivatives, partially offset by net realized and change in net unrealized gains of approximately $11.9 million on our securities, principally our Agency RMBS.
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
As of March 31, 2016 and December 31, 2015, we had $1.1 billion and $1.2 billion, respectively, outstanding under our repurchase agreements. As of March 31, 2016, our outstanding repurchase agreements were with twelve counterparties.
Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table reflects counterparties for which the amounts at risk relating to our repurchase agreements was greater than 5% of shareholders' equity as of March 31, 2016 and December 31, 2015.
March 31, 2016:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
RBC Capital Markets LLC	$11,502	28	8.2%
Deutsche Bank Securities	$10,920	26	7.8%
J.P. Morgan Securities Inc.	$10,438	60	7.4%

(1)	Amounts at risk exclude, in aggregate, $1.4 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.

December 31, 2015:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
Deutsche Bank Securities	$12,950	24	8.9%
J.P. Morgan Securities Inc.	$12,377	29	8.5%
RBC Capital Markets LLC	$9,630	64	6.6%

(1)	Amounts at risk exclude, in aggregate, $1.5 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of both March 31, 2016 and December 31, 2015, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 4.7%.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
March 31, 2016	$1,133,841	$1,142,501	$1,175,531
December 31, 2015	1,222,719	1,228,964	1,286,274
September 30, 2015	1,225,905	1,242,650	1,248,604
June 30, 2015	1,264,479	1,247,617	1,269,551
March 31, 2015	1,211,110	1,239,167	1,255,568
December 31, 2014	1,323,080	1,275,874	1,323,080
September 30, 2014	1,233,333	1,251,296	1,275,122
June 30, 2014	1,285,593	1,239,899	1,285,593
March 31, 2014	1,281,470	1,259,901	1,281,470
December 31, 2013	1,310,347	1,304,452	1,310,347
September 30, 2013	1,292,946	1,296,042	1,371,881
June 30, 2013(1)	1,215,696	550,721	1,215,696

(1)
For the quarter ended June 30, 2013 the significant increase between average borrowings outstanding and total borrowings at June 30, 2013 was due to the deployment of proceeds from our initial public offering of common shares in May 2013 into investment in RMBS which we financed through repurchase agreements.

We held cash and cash equivalents of approximately $41.2 million and $40.2 million as of March 31, 2016 and December 31, 2015, respectively.
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
Three Month Period Ended March 31, 2016

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.45	$4,103	March 8, 2016	March 31, 2016	April 25, 2016

Three Month Period Ended March 31, 2015

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.55	$5,032	March 11, 2015	March 31, 2015	April 27, 2015
For the three month period ended March 31, 2016, our operating activities provided net cash of $10.8 million and our investing activities provided net cash of $83.4 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements) used net cash of $88.9 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $5.4 million. We used $4.1 million to pay dividends and $0.2 million for the repurchase of common shares. As a result of these activities, there was an increase in our cash holdings of $1.1 million from $40.2 million as of December 31, 2015 to $41.2 million as of March 31, 2016.
For the three month period ended March 31, 2015, our operating activities provided net cash of $1.2 million and our investing activities provided net cash of $123.9 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements) used net cash of $112.0 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $13.1 million for the three month period ended March 31, 2015. We used $5.0 million to pay dividends. As a result of these activities, there was an increase in our cash holdings of $8.1 million from $45.2 million as of December 31, 2014 to $53.3 million as of March 31, 2015.
On August 13, 2013, our Board of Trustees approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. During the three month period ended March 31, 2016, we purchased 17,920 common shares at an average price per share of $10.94 for an aggregate cost of approximately $0.2 million.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of each of March 31, 2016 and December 31, 2015, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of March 31, 2016 we had $1.1 billion of outstanding borrowings with twelve counterparties, and as of December 31, 2015 we had $1.2 billion of outstanding borrowings with thirteen counterparties.

Off-Balance Sheet Arrangements
As of March 31, 2016 and December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of March 31, 2016, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in Value for a Decrease in Interest Rates by		Estimated Change in Value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS, excluding TBAs	$13,471	$21,011	$(19,404)	$(44,741)
TBAs	(1,381)	(892)	3,252	8,376
Non-Agency RMBS	191	388	(185)	(364)
U.S. Treasury Securities, Interest Rate Swaps, and Futures	(14,093)	(28,792)	13,486	26,365
Repurchase and Reverse Repurchase Agreements	(650)	(912)	650	1,300
Total	$(2,462)	$(9,197)	$(2,201)	$(9,064)
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our March 31, 2016 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Special Note Regarding Forward-Looking Statements."
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Neither we nor our Manager is currently subject to any legal proceedings that we or our Manager considers to be material. Nevertheless, at any time, industry-wide or company-specific regulatory inquiries or proceedings can be initiated and we cannot predict when or if any such regulatory inquiries or proceedings will be initiated that involve us, Ellington, or its affiliates, including our Manager. See "Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries or proceedings" included in Part 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. Ellington and its affiliates have, over the years, received, and we expect in the future that they may receive, inquiries and requests for documents and information from various regulators.
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
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes from these previously disclosed risk factors. See also "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(In thousands)
January 1, 2016 - January 31, 2016	17,920	$10.94	17,920	$9,429
February 1, 2016 - February 29, 2016	—	—	—	—
March 1, 2016 - March 31, 2016	—	—	—	—
Total	17,920	$10.94	17,920	$9,429

On August 13, 2013, our Board of Trustees approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations.
Item 5. Other Information
ITRA Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the fiscal quarter ended March 31, 2016, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA"). During the fiscal quarter ended March 31, 2016, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Blackstone Tactical Opportunities EARN Holdings L.L.C., an affiliate of The Blackstone Group L.P. ("Blackstone"), is a holder of approximately 30% of the outstanding equity interests of our Common Shares and has a representative on our Board of Trustees. Accordingly, Blackstone may be deemed an "affiliate" of us, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone that it may include in its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 disclosures pursuant to ITRA regarding two of its portfolio companies that may be deemed to be affiliates of Blackstone. Because of the broad definition of "affiliate" in Exchange Act Rule 12b-2, these portfolio companies of Blackstone, through Blackstone's ownership of us, may also be deemed to be affiliates of ours.
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
The gross revenue and net profit attributable to these activities in the quarter ended March 31, 2016 are still being determined."
Neither Travelport Limited nor Blackstone has provided us with gross revenues and net profits attributable to the activities described above.
We have also reproduced below the disclosure of NCR Corporation, or NCR, as provided to us by Blackstone. NCR may be considered an affiliate of Blackstone. We have no involvement in or control over the activities of NCR, any of its predecessor companies or any of its subsidiaries, and we have not independently verified or participated in the preparation of this disclosure.
"Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended, we note that, during the period from January 1, 2016 through March 31, 2016, we maintained a bank account and guarantees at the Commercial Bank of Syria (“CBS”), which was designated as a Specially Designated National pursuant to Executive Order 13382 (“EO 13382”) on August 10, 2011.  This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382.  We note that the last known account balance as of March 31, 2016, was approximately $3,468.  The bank account did not generate interest from January 1, 2016 through March 31, 2016, and the guarantees did not generate any revenue or profits for the Company. Pursuant to a license granted to the Company by OFAC on January 3, 2013, and subsequent licenses granted on April 29, 2013, July 12, 2013, February 28, 2014, November 12, 2014, and October 24, 2015, the Company has been winding down its past operations in Syria. The Company’s current license expires on April 30, 2016. The Company has also received licenses from OFAC to close the CBS account and terminate any guarantees. The Company's application to renew the license to transact business with CBS, which was submitted to OFAC on May 18, 2015, remains pending. Following the termination of guarantees and the closure of the account, the Company does not intend to engage in any further business activities with CBS."

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

101
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	May 4, 2016	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	May 4, 2016	By:	/s/ LISA MUMFORD
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.