Form 10-Q
period 2016-06-30
Ellington Residential Mortgage REIT
filed 2016-08-03
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer (do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2016
Common Shares of Beneficial Interest, $0.01 par value per share	9,117,183

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2016	December 31, 2015
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$36,200	$40,166
Mortgage-backed securities, at fair value	1,229,015	1,242,266
Due from brokers	34,380	33,297
Financial derivatives–assets, at fair value	1,920	2,183
Reverse repurchase agreements	68,862	78,632
Receivable for securities sold	98,328	155,526
Interest receivable	4,427	4,325
Other assets	454	289
Total Assets	$1,473,586	$1,556,684
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,205,987	$1,222,719
Payable for securities purchased	33,457	98,949
Due to brokers	5,877	439
Financial derivatives–liabilities, at fair value	13,379	4,725
U.S. Treasury securities sold short, at fair value	68,528	78,447
Dividend payable	3,647	4,111
Accrued expenses	615	533
Management fee payable	528	545
Interest payable	1,310	1,361
Total Liabilities	1,333,328	1,411,829
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (9,117,183 and 9,135,103 shares issued and outstanding, respectively)	92	92
Additional paid-in-capital	180,911	181,027
Accumulated deficit	(40,745)	(36,264)
Total Shareholders' Equity	140,258	144,855
Total Liabilities and Shareholders' Equity	$1,473,586	$1,556,684

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended June 30, 2016	Three Month Period Ended June 30, 2015	Six Month Period Ended June 30, 2016	Six Month Period Ended June 30, 2015
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$7,538	$9,841	$17,188	$20,121
Interest expense	(2,260)	(1,520)	(4,310)	(2,778)
Total net interest income	5,278	8,321	12,878	17,343
EXPENSES
Management fees	528	592	1,056	1,202
Professional fees	161	135	378	278
Compensation expense(1)	169	173	321	366
Other operating expenses(1)	414	365	867	835
Total expenses	1,272	1,265	2,622	2,681
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	2,100	1,442	5,111	8,164
Net realized gains (losses) on financial derivatives	(13,607)	(3,842)	(17,603)	(12,585)
Change in net unrealized gains (losses) on securities	5,879	(17,722)	14,512	(12,536)
Change in net unrealized gains (losses) on financial derivatives	5,129	13,256	(9,007)	6,162
Total other income (loss)	(499)	(6,866)	(6,987)	(10,795)
NET INCOME	$3,507	$190	$3,269	$3,867
NET INCOME PER COMMON SHARE:
Basic and Diluted	$0.38	$0.02	$0.36	$0.42
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$0.40	$0.55	$0.85	$1.10

(1)	Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2014	9,149,274	$91	—	$—	$181,282	$(18,008)	$163,365
Share based compensation					60		60
Dividends declared						(10,064)	(10,064)
Net income						3,867	3,867
BALANCE, June 30, 2015	9,149,274	91	—	—	181,342	(24,205)	157,228

BALANCE, December 31, 2015	9,135,103	92	—	—	181,027	(36,264)	144,855
Share based compensation					80		80
Repurchase of common shares	(17,920)	—	—	—	(196)		(196)
Dividends declared						(7,750)	(7,750)
Net income						3,269	3,269
BALANCE, June 30, 2016	9,117,183	$92	—	$—	$180,911	$(40,745)	$140,258

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Month Period Ended June 30, 2016	Six Month Period Ended June 30, 2015
(In thousands)
Cash flows provided by (used in) operating activities:
Net income	$3,269	$3,867
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	(5,111)	(8,164)
Change in net unrealized (gains) losses on securities	(14,512)	12,536
Net realized (gains) losses on financial derivatives	17,603	12,585
Change in net unrealized (gains) losses on financial derivatives	9,007	(6,162)
Amortization of premiums and accretion of discounts (net)	7,478	5,110
Share based compensation	80	60
(Increase) decrease in assets:
Due from brokers	(1,083)	(7,614)
Interest receivable	(102)	271
Other assets	(165)	(219)
Increase (decrease) in liabilities:
Due to brokers	5,438	920
Accrued expenses	82	(181)
Interest payable	(51)	524
Management fees payable	(17)	41
Net cash provided by (used in) operating activities	21,916	13,574
Cash flows provided by (used in) investing activities:
Purchases of securities	(1,300,435)	(951,817)
Proceeds from sale of securities	1,256,755	956,197
Principal repayments of mortgage-backed securities	64,144	68,538
Proceeds from investments sold short	282,383	468,417
Repurchase of investments sold short	(295,665)	(430,046)
Proceeds from disposition of financial derivatives	3,553	8,819
Purchase of financial derivatives	(21,245)	(21,404)
Payments made on reverse repurchase agreements	(9,329,586)	(6,175,441)
Proceeds from reverse repurchase agreements	9,339,356	6,130,569
Net cash provided by (used in) investing activities	(740)	53,832
Cash flows provided by (used in) financing activities:
Repurchase of common shares	(196)	—
Dividends paid	(8,214)	(10,064)
Borrowings under repurchase agreements	1,178,834	1,485,330
Repayments of repurchase agreements	(1,195,566)	(1,543,931)
Cash provided by (used in) financing activities	(25,142)	(68,665)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,966)	(1,259)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,166	45,237
CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,200	$43,978
Supplemental disclosure of cash flow information:
Interest paid	$4,362	$2,254
Dividends payable	$3,647	$5,032

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or "the Code," and intends to conduct its operations to be qualified and taxed as a REIT. As a REIT, the Company is required to distribute annually at least 90% of its taxable income. As long as the Company continues to qualify as a REIT, it will not be subject to U.S. federal corporate taxes on its taxable income to the extent that it distributes all of its annual taxable income to its shareholders. It is the intention of the Company to distribute at least 100% of its taxable income, after application of available tax attributes, within the time limits prescribed by the Code, which may extend into the subsequent taxable year.
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
There are currently no repurchase and reverse repurchase agreements reported on a net basis in the Company's consolidated financial statements.
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
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or to 2015, 2014, 2013, or 2012 (its open tax years). In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period, 2015, 2014, 2013, and 2012 (its open tax years). The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any of such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.
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
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at June 30, 2016 and December 31, 2015, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or GSE. The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.
By RMBS Type –
June 30, 2016:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$133,590	$6,713	$140,303	$2,082	$(20)	$142,365	3.42%	2.22%	4.48
20-year fixed rate mortgages	11,061	859	11,920	94	—	12,014	4.00%	2.61%	5.95
30-year fixed rate mortgages	851,353	56,947	908,300	16,962	(438)	924,824	4.04%	2.90%	6.88
Adjustable rate mortgages	41,005	2,138	43,143	250	(56)	43,337	3.77%	2.39%	4.27
Reverse mortgages	68,858	6,011	74,869	1,197	(10)	76,056	4.56%	2.53%	5.30
Interest only securities	n/a	n/a	9,807	14	(2,190)	7,631	3.93%	1.75%	1.87
Total Agency RMBS	1,105,867	72,668	1,188,342	20,599	(2,714)	1,206,227	3.99%	2.76%	6.02
Non-Agency RMBS	33,934	(12,871)	21,063	2,264	(539)	22,788	2.70%	10.57%	4.32
Total RMBS	$1,139,801	$59,797	$1,209,405	$22,863	$(3,253)	$1,229,015	3.95%	2.90%	5.97

(1)
Average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

For the six month period ended June 30, 2016, the weighted average holdings of RMBS investments based on amortized cost was $1.218 billion.

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

For the year ended December 31, 2015, the weighted average holdings of RMBS investments based on amortized cost was $1.323 billion.
By Estimated Weighted Average Life
As of June 30, 2016:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$95,400	$93,329	4.39%	$6,029	$7,943	3.80%	$2,777	$1,689	3.58%
Greater than three years and less than seven years	527,621	516,987	4.07%	1,602	1,864	5.06%	17,942	18,085	2.73%
Greater than seven years and less than eleven years	569,464	562,139	3.85%	—	—	—%	2,069	1,289	0.61%
Greater than eleven years	6,111	6,080	4.00%	—	—	—%	—	—	—%
Total	$1,198,596	$1,178,535	3.99%	$7,631	$9,807	3.93%	$22,788	$21,063	2.70%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.
As of December 31, 2015:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$30,054	$30,227	4.76%	$4,974	$5,701	3.55%	$2,558	$1,543	3.21%
Greater than three years and less than seven years	273,477	273,107	3.78%	2,784	2,790	4.97%	24,736	25,478	2.66%
Greater than seven years and less than eleven years	893,730	891,112	4.10%	—	—	—%	4,107	3,374	0.55%
Greater than eleven years	5,846	5,883	3.81%	—	—	—%	—	—	—%
Total	$1,203,107	$1,200,329	4.04%	$7,758	$8,491	3.82%	$31,401	$30,395	2.48%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.

The following table reflects the components of interest income on the Company's RMBS for the three and six month periods ended June 30, 2016:

	Three Month Period Ended June 30, 2016			Six Month Period Ended June 30, 2016
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$12,692	$(5,898)	$6,794	$23,836	$(8,092)	$15,744
Non-Agency RMBS	375	275	650	651	618	1,269
Total	$13,067	$(5,623)	$7,444	$24,487	$(7,474)	$17,013
The following table reflects the components of interest income on the Company's RMBS for the three and six month periods ended June 30, 2015:

	Three Month Period Ended June 30, 2015			Six Month Period Ended June 30, 2015
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$12,187	$(3,085)	$9,102	$24,678	$(6,044)	$18,634
Non-Agency RMBS	296	427	723	579	883	1,462
Total	$12,483	$(2,658)	$9,825	$25,257	$(5,161)	$20,096

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
June 30, 2016:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed rate mortgages	$—	$142,365	$—	$142,365
20-year fixed rate mortgages	—	12,014	—	12,014
30-year fixed rate mortgages	—	924,824	—	924,824
Adjustable rate mortgages	—	43,337	—	43,337
Reverse mortgages	—	76,056	—	76,056
Interest only securities	—	—	7,631	7,631
Non-Agency RMBS	—	17,580	5,208	22,788
Mortgage-backed securities, at fair value	—	1,216,176	12,839	1,229,015
Financial derivatives–assets, at fair value:
TBAs	—	375	—	375
Interest rate swaps	—	1,545	—	1,545
Total financial derivatives–assets, at fair value	—	1,920	—	1,920
Total mortgage-backed securities and financial derivatives–assets, at fair value	$—	$1,218,096	$12,839	$1,230,935
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(68,528)	$—	$(68,528)
Financial derivatives–liabilities, at fair value:
TBAs	—	(1,329)	—	(1,329)
Interest rate swaps	—	(12,039)	—	(12,039)
Futures	(11)	—	—	(11)
Total financial derivatives–liabilities, at fair value	(11)	(13,368)	—	(13,379)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(11)	$(81,896)	$—	$(81,907)
There were no transfers of financial instruments between Levels 1 and 2 of the fair value hierarchy during the six month period ended June 30, 2016.

December 31, 2015:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed rate mortgages	$—	$170,261	$—	$170,261
20-year fixed rate mortgages	—	19,830	—	19,830
30-year fixed rate mortgages	—	900,794	—	900,794
Adjustable rate mortgages	—	38,530	—	38,530
Reverse mortgages	—	73,692	—	73,692
Interest only securities	—	—	7,758	7,758
Non-Agency RMBS	—	27,381	4,020	31,401
Mortgage-backed securities, at fair value	—	1,230,488	11,778	1,242,266
Financial derivatives–assets, at fair value:
TBAs	—	417	—	417
Interest rate swaps	—	1,748	—	1,748
Futures	18	—	—	18
Total financial derivatives–assets, at fair value	18	2,165	—	2,183
Total mortgage-backed securities and financial derivatives–assets, at fair value	$18	$1,232,653	$11,778	$1,244,449
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(78,447)	$—	$(78,447)
Financial derivatives–liabilities, at fair value:
TBAs	—	(364)	—	(364)
Interest rate swaps	—	(4,361)	—	(4,361)
Total financial derivatives–liabilities, at fair value	—	(4,725)	—	(4,725)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$—	$(83,172)	$—	$(83,172)
There were no transfers of financial instruments between Levels 1 or 2 of the fair value hierarchy during the year ended December 31, 2015.
The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value:
Three month period ended June 30, 2016:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of March 31, 2016	$2,144	$6,931
Purchases	—	2,104
Proceeds from sales	—	—
Principal repayments	(233)	—
(Amortization)/accretion, net	75	(882)
Net realized gains (losses)	—	(75)
Change in net unrealized gains (losses)	79	(447)
Transfers:
Transfers into level 3	3,143	—
Transfers out of level 3	—	—
Ending balance as of June 30, 2016	$5,208	$7,631

All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at June 30, 2016, as well as Level 3 financial instruments disposed of by the Company during the three month period ended June 30, 2016. For Level 3 financial instruments held by the Company as of June 30, 2016, change in net unrealized gains (losses) of $79 thousand and $(0.4) million, for the three month period ended June 30, 2016 relate to non-Agency RMBS and Agency RMBS, respectively.
At June 30, 2016, the Company transferred $3.1 million of non-Agency RMBS from Level 2 to Level 3. Since March 31, 2016, these securities have exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads and/or higher delinquencies relative to similar securities and a reduction in observable transactions or executable quotes involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.
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
Six month period ended June 30, 2016:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2015	$4,020	$7,758
Purchases	—	2,965
Proceeds from sales	—	—
Principal repayments	(584)	—
(Amortization)/accretion, net	180	(1,574)
Net realized gains (losses)	—	(74)
Change in net unrealized gains (losses)	312	(1,444)
Transfers:
Transfers into level 3	3,143	—
Transfers out of level 3	(1,863)	—
Ending balance as of June 30, 2016	$5,208	$7,631
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at June 30, 2016, as well as Level 3 financial instruments disposed of by the Company during the six month period ended June 30, 2016. For Level 3 financial instruments held by the Company as of

June 30, 2016, change in net unrealized gains (losses) of $0.3 million and $(1.4) million, for the six month period ended June 30, 2016 relate to non-Agency RMBS and Agency RMBS, respectively.
For the six month period ended June 30, 2016, the Company transferred $1.9 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in the volume of observable inputs for these assets, such as a decrease in observed trading, could impact price transparency, and thereby cause a change in the level designation for these assets in future periods.
At June 30, 2016, the Company transferred $3.1 million of non-Agency RMBS from Level 2 to Level 3. Since December 31, 2015, these securities have exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads and/or higher delinquencies relative to similar securities and a reduction in observable transactions or executable quotes involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.
Six month period ended June 30, 2015:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2014	$10,082	$11,244
Purchases	—	1,701
Proceeds from sales	(2,861)	(4,538)
Principal repayments	(935)	—
(Amortization)/accretion, net	596	(1,274)
Net realized gains (losses)	791	601
Change in net unrealized gains (losses)	(659)	(664)
Transfers:
Transfers into level 3	3,343	—
Transfers out of level 3	(4,801)	—
Ending balance as of June 30, 2015	$5,556	$7,070
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of June 30, 2015, as well as Level 3 financial instruments disposed of by the Company during the six month period ended June 30, 2015. For Level 3 financial instruments held by the Company as of June 30, 2015, change in net unrealized gains (losses) of $0.1 million and $0.2 million, for the six month period ended June 30, 2015 relate to non-Agency RMBS and Agency RMBS, respectively.
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
At June 30, 2015, the Company transferred $3.3 million of non-Agency RMBS from Level 2 to Level 3. Following December 31, 2014, these securities exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads and/or higher delinquencies relative to similar securities and a reduction in observable transactions or executable quotes involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of June 30, 2016 and December 31, 2015:
June 30, 2016:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$2,065	Discounted Cash Flows	Yield	5.6%	21.6%	13.1%
			Projected Collateral Prepayments	32.1%	66.5%	53.2%
			Projected Collateral Losses	2.8%	19.0%	3.5%
			Projected Collateral Recoveries	3.1%	21.8%	3.4%
			Projected Collateral Scheduled Amortization	26.1%	61.1%	39.9%
						100.0%
Non-Agency RMBS	3,143	Market quotes	Non-Binding Third-Party Valuation	$52.77	$104.22	$59.30
Agency RMBS–Interest Only Securities	4,583	Market quotes	Non-Binding Third-Party Valuation	$4.16	$21.10	$10.63
Agency RMBS–Interest Only Securities	3,048	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	392	1,147	678
			Projected Collateral Prepayments	66.1%	93.6%	81.9%
			Projected Collateral Scheduled Amortization	6.4%	33.9%	18.1%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.
December 31, 2015:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$4,020	Discounted Cash Flows	Yield	8.8%	25.7%	13.4%
			Projected Collateral Prepayments	32.5%	68.7%	60.5%
			Projected Collateral Losses	1.3%	9.0%	5.3%
			Projected Collateral Recoveries	3.4%	9.2%	6.4%
			Projected Collateral Scheduled Amortization	13.1%	60.1%	27.8%
						100.0%
Agency RMBS–Interest Only Securities	5,645	Market quotes	Non-Binding Third-Party Valuation	$4.39	$21.63	$11.88
Agency RMBS–Interest Only Securities	2,113	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	221	984	576
			Projected Collateral Prepayments	52.7%	88.0%	74.1%
			Projected Collateral Scheduled Amortization	12.0%	47.3%	25.9%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.

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
The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$36,200	$36,200	$40,166	$40,166
Due from brokers	34,380	34,380	33,297	33,297
Reverse repurchase agreements	68,862	68,862	78,632	78,632
Liabilities:
Repurchase agreements	1,205,987	1,205,987	1,222,719	1,222,719
Due to brokers	5,877	5,877	439	439
Cash and cash equivalents includes cash held in an interest bearing overnight account for which fair value equals the carrying value and cash held in money market accounts which are liquid in nature and for which fair value equals the carrying value; such assets are considered Level 1 assets. Due from brokers and Due to brokers include collateral transferred to or received from counterparties, along with receivables and payables for open and/or closed derivative positions. These receivables and payables are short term in nature and any collateral transferred consists primarily of cash; fair value of these items approximates carrying value and such items are considered Level 1 assets and liabilities. The Company's repurchase and reverse repurchase agreements are carried at cost, which approximates fair value due to their short term nature. Repurchase agreements and reverse repurchase agreements are classified as Level 2 assets and liabilities based on the adequacy of the collateral and their short term nature.
5. Financial Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. Specifically, the Company's primary source of financing is repurchase agreements and the Company enters into financial derivative and other instruments to manage exposure to variable cash flows on portions of its borrowings under those repurchase agreements. Since the interest rates on repurchase agreements typically change with market interest rates such as LIBOR, the Company is exposed to constantly changing interest rates, which accordingly affects cash flows associated with the Company's borrowings. To mitigate the effect of changes in these interest rates and their related cash flows, the Company may enter into a variety of derivative contracts, including interest rate swaps, swaptions, and TBAs. Additionally, from time to time, the Company may use short positions in U.S. Treasury securities to mitigate its interest rate risk.

The following table details the fair value of the Company's holdings of financial derivatives as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$353	$115
TBA securities sale contracts	22	302
Fixed payer interest rate swaps	—	891
Fixed receiver interest rate swaps	1,545	857
Futures	—	18
Total financial derivatives–assets, at fair value	1,920	2,183
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(1)	(49)
TBA securities sale contracts	(1,328)	(315)
Fixed payer interest rate swaps	(12,039)	(4,361)
Futures	(11)	—
Total financial derivatives–liabilities, at fair value	(13,379)	(4,725)
Total	$(11,459)	$(2,542)
Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of June 30, 2016 and December 31, 2015:
June 30, 2016:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2016	$48,000	$(71)	0.80%	0.63%	0.27
2017	74,750	(646)	1.21	0.63	1.09
2018	65,990	(446)	0.97	0.63	1.93
2020	79,500	(1,924)	1.48	0.63	3.82
2022	13,044	(550)	1.75	0.63	6.19
2023	65,000	(3,511)	1.93	0.63	6.85
2024	8,900	(539)	1.99	0.63	7.76
2025	15,322	(1,058)	2.04	0.64	8.63
2043	12,380	(3,294)	2.99	0.62	26.89
Total	$382,886	$(12,039)	1.42%	0.63%	4.14

December 31, 2015:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2016	$48,000	$(83)	0.80%	0.39%	0.77
2017	74,750	(445)	1.21	0.41	1.59
2018	71,529	80	1.11	0.34	2.28
2020	119,893	220	1.51	0.33	4.36
2022	19,444	86	1.76	0.34	6.51
2023	131,400	(1,367)	2.10	0.38	7.39
2024	9,200	11	1.99	0.32	8.26
2025	58,560	(5)	2.06	0.33	9.32
2043	21,067	(1,967)	3.03	0.36	27.39
Total	$553,843	$(3,470)	1.63%	0.36%	5.67
The following tables provide information about the Company's fixed receiver interest rate swaps as of June 30, 2016 and December 31, 2015.
June 30, 2016:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$9,700	$1,545	0.63%	3.00%	9.05
Total	$9,700	$1,545	0.63%	3.00%	9.05
December 31, 2015:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$9,700	$857	0.32%	3.00%	9.55
Total	$9,700	$857	0.32%	3.00%	9.55
Futures
The following table provides information about the Company's short positions in Eurodollar futures as of June 30, 2016 and December 31, 2015.
June 30, 2016:

Maturity	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
2016	$(6,000)	$(2)	4.22
2017	(9,000)	(9)	11.72
Total	$(15,000)	$(11)	8.72

December 31, 2015:

Maturity	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
2016	$(12,000)	$10	7.13
2017	(9,000)	8	17.79
Total	$(21,000)	$18	11.70
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
As of June 30, 2016 and December 31, 2015, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	June 30, 2016				December 31, 2015
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$61,493	$64,299	$64,652	$353	$60,291	$61,638	$61,753	$115
Liabilities	2,300	2,510	2,509	(1)	23,418	24,208	24,159	(49)
	63,793	66,809	67,161	352	83,709	85,846	85,912	66
Sale contracts:
Assets	(65,849)	(72,025)	(72,003)	22	(170,800)	(181,476)	(181,174)	302
Liabilities	(427,427)	(454,191)	(455,519)	(1,328)	(252,746)	(268,973)	(269,288)	(315)
	(493,276)	(526,216)	(527,522)	(1,306)	(423,546)	(450,449)	(450,462)	(13)
Total TBA securities, net	$(429,483)	$(459,407)	$(460,361)	$(954)	$(339,837)	$(364,603)	$(364,550)	$53

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in Financial derivatives-assets at fair value and Financial derivatives-liabilities at fair value on the Consolidated Balance Sheet.

The tables below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the six month period ended June 30, 2016 and the year ended December 31, 2015:

Derivative Type	Six Month Period Ended June 30, 2016	Year Ended December 31, 2015
	(In thousands)
Interest rate swaps	$507,143	$525,037
TBAs	451,606	606,665
Interest rate swaptions	—	5,223
Futures	18,857	5,308

Gains and losses on the Company's financial derivatives for the three and six month periods ended June 30, 2016 and 2015 are summarized in the tables below:

	Three Month Period Ended June 30, 2016
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(2,508)	$(7,725)	$(10,233)	$1,448	$3,850	$5,298
TBAs		(3,375)	(3,375)		(162)	(162)
Futures		1	1		(7)	(7)
Total	$(2,508)	$(11,099)	$(13,607)	$1,448	$3,681	$5,129

	Three Month Period Ended June 30, 2015
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(2,148)	$(1,366)	$(3,514)	$270	$11,794	$12,064
Swaptions		—	—		(333)	(333)
TBAs		(328)	(328)		1,525	1,525
Total	$(2,148)	$(1,694)	$(3,842)	$270	$12,986	$13,256

	Six Month Period Ended June, 2016
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(3,180)	$(8,951)	$(12,131)	$722	$(8,693)	$(7,971)
TBAs		(5,474)	(5,474)		(1,006)	(1,006)
Futures		2	2		(30)	(30)
Total	$(3,180)	$(14,423)	$(17,603)	$722	$(9,729)	$(9,007)

	Six Month Period Ended June 30, 2015
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(2,855)	$(4,807)	$(7,662)	$(581)	$5,412	$4,831
Swaptions		—	—		(96)	(96)
TBAs		(4,923)	(4,923)		1,427	1,427
Total	$(2,855)	$(9,730)	$(12,585)	$(581)	$6,743	$6,162

As of June 30, 2016, the Company also held short positions in U.S. Treasury securities, with a principal amount of $67.1 million and a fair value of $68.5 million. As of December 31, 2015, the Company also held short positions in U.S. Treasury securities, with a principal amount of $79.6 million and a fair value of $78.4 million. Such securities are included on the Company's Consolidated Balance Sheet under the caption U.S. Treasury securities sold short, at fair value.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of June 30, 2016 and December 31, 2015, the Company had outstanding borrowings under repurchase agreements with twelve and thirteen counterparties, respectively.
The following table details the Company's outstanding borrowings under repurchase agreements as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$557,934	0.69%	18	$666,124	0.52%	14
31-60 days	305,648	0.67	44	336,350	0.53	45
61-90 days	342,405	0.71	77	89,142	0.70	74
91-120 days	—	—	—	131,103	0.53	106
Total	$1,205,987	0.69%	41	$1,222,719	0.54%	37
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of both June 30, 2016 and December 31, 2015, the fair value of RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.3 billion. Collateral transferred under outstanding borrowings as of June 30, 2016 includes RMBS in the amount of $98.4 million that were sold prior to period end but for which such sale had not yet settled. Collateral transferred under outstanding borrowings as of December 31, 2015 includes RMBS in the amount of $63.4 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $12.3 million and additional securities with a fair value of $0.8 million as of June 30, 2016 as a result of margin calls from various counterparties. The Company posted additional net cash collateral of $20.7 million and additional securities with a fair value of $2.0 million as of December 31, 2015 as a result of margin calls from various counterparties.
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
The following tables present information about certain assets and liabilities representing financial instruments as of June 30, 2016 and December 31, 2015. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
June 30, 2016:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$1,920	$(1,835)	$—	$—	$85
Reverse repurchase agreements	68,862	(68,862)	—	—	—
Liabilities:
Financial derivatives–liabilities	(13,379)	1,835	—	10,763	(781)
Repurchase agreements	(1,205,987)	68,862	1,124,831	12,294	—

(1)	In the Company's Consolidated Balance Sheet, all balances associated with the repurchase agreements and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of June 30, 2016 were $1.26 billion. As of June 30, 2016 total cash collateral on financial derivative assets and liabilities excludes $1.5 million and $9.7 million, respectively of net excess cash collateral.

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

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of June 30, 2016 and 2015, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three and six month periods ended June 30, 2016 and 2015:

(In thousands except for share amounts)	Three Month Period Ended June 30, 2016	Three Month Period Ended June 30, 2015	Six Month Period Ended June 30, 2016	Six Month Period Ended June 30, 2015
Numerator:
Net income	$3,507	$190	$3,269	$3,867
Denominator:
Basic and diluted weighted average shares outstanding	9,117,183	9,149,274	9,119,190	9,149,274
Basic and Diluted Earnings Per Share	$0.38	$0.02	$0.36	$0.42
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
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For the three month periods ended June 30, 2016 and 2015, the total management fee incurred was $0.5 million and $0.6 million, respectively. For the six month periods ended June 30, 2016 and 2015, the total management fee incurred was $1.1 million and $1.2 million, respectively.
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
Expense Reimbursement
Under the terms of the Management Agreement, the Company is required to reimburse the Manager for operating expenses related to the Company that are incurred by the Manager, including expenses relating to legal, accounting, due diligence, other services, and all other costs and expenses. The Company's reimbursement obligation is not subject to any dollar limitation. Expenses will be reimbursed in cash within 60 days following delivery of the expense statement by the Manager;

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
For the six month periods ended June 30, 2016 and 2015 the Company reimbursed the Manager $1.2 million and $1.0 million, respectively, for previously incurred operating and compensation expenses.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of June 30, 2016 and December 31, 2015, there were 9,117,183 and 9,135,103 common shares outstanding, respectively. No preferred shares have been issued.
During the three month periods ended June 30, 2016 and 2015, the Board of Directors authorized dividends totaling $0.40 per share and $0.55 per share, respectively. Total dividends declared during the three month periods ended June 30, 2016 and 2015 were $3.6 million and $5.0 million, respectively. During the six month periods ended June 30, 2016 and 2015, the Board of Directors authorized dividends totaling $0.85 per share and $1.10 per share, respectively. Total dividends declared during the six month periods ended June 30, 2016 and 2015 were $7.8 million and $10.1 million, respectively.
Detailed below is a roll forward of the Company's common shares outstanding for the three and six month periods ended June 30, 2016 and 2015:

	Three Month Period Ended		Six Month Period Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Common Shares Outstanding (3/31/2016, 3/31/2015, 12/31/2015, and 12/31/2014, respectively)	9,117,183	9,149,274	9,135,103	9,149,274
Share Activity:
Shares repurchased	—	—	(17,920)	—
Common Shares Outstanding (6/30/2016, 6/30/2015, 6/30/2016, and 6/30/2015, respectively)	9,117,183	9,149,274	9,117,183	9,149,274
Unvested restricted shares outstanding (6/30/2016, 6/30/2015, 6/30/2016, and 6/30/2015, respectively)	15,390	6,912	15,390	6,912

The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at June 30, 2016 and 2015:

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
On August 13, 2013, the Company's Board of Trustees approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and the Company's financial performance, among other considerations. During the six month period ended June 30, 2016, the Company purchased 17,920 common shares at an aggregate cost of $0.2 million, and an average price per share of $10.94. No shares were repurchased in the three month period ended June 30, 2016. Since inception of the share repurchase program through June 30, 2016, the Company has purchased 47,481 common shares at an aggregate cost of $0.6 million, and an average price per share of $12.03.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of June 30, 2016 and December 31, 2015 and management is not aware of any significant contingencies at June 30, 2016.

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
We were formed through an initial strategic venture among affiliates of Ellington, an investment management firm and registered investment adviser with a 21-year history of investing in a broad spectrum of mortgage-backed securities and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." As of June 30, 2016, the Blackstone Funds owned approximately 30% of our outstanding common shares.
We are externally managed and advised by our Manager, an affiliate of Ellington.
We use leverage in our Agency RMBS strategy and, while we have not done so meaningfully to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of June 30, 2016, we had outstanding borrowings under repurchase agreements in the amount of $1.2 billion with twelve counterparties.
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
As of June 30, 2016, our book value per share was $15.38 as compared to $15.39 as of March 31, 2016 and $15.86 as of December 31, 2015.
Trends and Recent Market Developments
Key trends and recent market developments for the mortgage-backed security, or "MBS," market include the following:

•
U.S. Federal Reserve and U.S. Monetary Policy— In July 2016, the U.S. Federal Reserve, or "Federal Reserve," maintained its target range for the federal funds rate and its existing policy of reinvesting principal payments from its U.S. Treasury security and Agency RMBS holdings;

•
Housing and Mortgage Market Statistics— Data released by S&P Dow Jones Indices for its S&P CoreLogic Case-Shiller Indices for May showed a continuation of mid-single-digit home price appreciation nationally; meanwhile, the Freddie Mac survey 30-year mortgage rate ended the second quarter of 2016 at 3.48%, down from 3.71% at the end of the first quarter of 2016;

•
Prepayment Rate Trends—Prepayment rates increased throughout the second quarter, with rapid increases in the month of June, primarily driven by further declines in mortgage rates towards the end of the quarter;

•
Government Sponsored Enterprise, or "GSE," and Government Agency Developments—The Federal Housing Finance Agency, or "FHFA," and the GSEs continued to announce program and policy changes and clarifications intended to increase mortgage credit availability;

•
Portfolio Overview and Outlook—The vote by the United Kingdom to leave the European Union, also known as the "Brexit" vote, caused substantial volatility throughout markets, especially during the month of June. Over the course of the second quarter, yield spreads on Agency RMBS were relatively stable in relation to interest rate swaps and U.S. Treasury securities. Yield spreads on credit-sensitive assets initially widened after the Brexit vote, but generally ended the quarter tighter than where they started the quarter.

Federal Reserve and U.S. Monetary Policy
On July 27, 2016, the Federal Open Market Committee, or "FOMC," announced that it would maintain the target range for the federal funds rate at 0.25% to 0.50%. In its July statement following the meeting, the FOMC emphasized that there has been recent strengthening in the labor market, as indicated by strong job gains in June following weak growth in May. The FOMC also stated that economic activity has continued to expand at a moderate rate, and they expect that with gradual adjustments in the stance of monetary policy, the expansion of economic activity and the strengthening of the labor market will continue. Additionally, the FOMC indicated that it expects economic conditions to evolve in such a way that only gradual increases in the federal funds rate will be warranted, and that the federal funds rate is likely to remain, for some time, below prevailing longer run levels.
Over the course of the second quarter, the 10-year U.S. Treasury yield fell by 30 basis points, from 1.77% as of March 31, 2016 to 1.47% as of June 30, 2016. Despite this, we believe that there remains substantial risk that interest rates will increase from current levels, driven by a tightening of Federal Reserve monetary policy in response to employment and economic growth in the United States and other factors. The risk of rising interest rates reinforces the importance of our ability, subject to our qualifying and maintaining our qualification as a REIT, to hedge interest rate risk in both our Agency RMBS and non-Agency MBS portfolios using a variety of tools, including forward-settling To-Be-Announced Agency pass-through certificates, or "TBAs," interest rate swaps, and various other instruments. Additional uncertainty surrounds the Federal Reserve's timeline to curtail its reinvestment of principal payments from its U.S. Treasury security and Agency RMBS holdings. The current pace of monthly reinvestments under this program is approximately $36 billion, thus providing significant market support.

Housing and Mortgage Market Statistics
The following table demonstrates the decline in residential mortgage delinquencies and foreclosure inventory on a national level, as reported by CoreLogic in its April and May 2016 National Foreclosure Reports:

	As of
Number of Units (In thousands)	May 2016	February 2016	May 2015
Seriously Delinquent Mortgages(1)	1,113	1,226	1,419
Foreclosure Inventory	390	439	517

(1)	Seriously Delinquent Mortgages are ninety days and over in delinquency and include foreclosures and real estate owned, or "REO," property.
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
Monthly housing starts provide another indicator of market fundamentals. The following table shows the trailing three-month average housing starts for the periods referenced:

	As of
Number of Units (In thousands)	June 2016	March 2016
Single-family	762	790
Multi-family	385	348
Source: U.S. Census Bureau
As of June 2016, average single-family housing starts during the trailing three months decreased by 3.7% as compared to March 2016, while multi-family housing starts increased by approximately 9.7% during the same period. Through the second quarter of 2016, mid-single-digit home price appreciation continued, albeit at a somewhat more modest pace. Data released by S&P Dow Jones Indices for its S&P CoreLogic Case-Shiller Indices for May 2016 showed that, on average, home prices posted a 5.2% year-over-year increase for its 20-City Composite and a 4.4% year-over-year increase for its 10-City Composite, after seasonal adjustments. While home price gains year-over-year remain stable in the mid-single-digit range, higher priced homes in some larger cities, such as San Francisco and Miami, have experienced marked slowdowns in home price appreciation in recent months, suggesting that home prices have recovered too much too fast in some pockets of the housing market. Additionally, as indicated in the table above, as of May 2016, the national inventory of foreclosed homes fell to 390,000 units, a 24.5% decline when compared to May 2015; this represented the fifty-fifth consecutive month with a year-over-year decline and the lowest level since October 2007. As a result, there are many fewer unsold foreclosed homes hanging over the housing market than there were a year ago. We believe that near-term home price trends are more likely to be driven by fundamental factors such as economic growth, mortgage rates, and affordability, rather than by technical factors such as shadow inventory. Shadow inventory represents the number of properties that are seriously delinquent, in foreclosure, or held as REO by mortgage servicers, but not currently listed on a multiple listing service.
On July 8, 2016, the U.S. Bureau of Labor Statistics, or "BLS," reported that, in June 2016, the U.S. unemployment rate was 4.9%, down from 5.3% a year earlier and at levels generally considered consistent with an economy near full employment. In light of the drop in the labor force participation rate since the financial crisis, another, perhaps, more relevant measure of labor market conditions is employment growth. The BLS also reported that non-farm payrolls rose by 287,000 in June 2016, which represented a significant improvement over the corresponding level reported in May, which had been the lowest reported level since 2010. The BLS's initial estimate of the May non-farm payroll increase had been 38,000, which was revised even lower to 11,000 when updated levels for May were released in the June update. May non-farm payrolls were partially impacted by a worker strike in the information sector, and these workers resumed employment in June. Over the past three months from April to June 2016, the monthly increase in non-farm payrolls has averaged only approximately 147,000, which is well below the average monthly increase of 229,000 for the twelve months ended in 2015, and may indicate that total job growth is slowing and that the overall health of the labor market may be less robust than the unemployment data alone would suggest.
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

Prepayment Rate Trends
Prepayment rates increased during the second quarter of 2016, driven primarily by refinancing volume resulting from recent declines in mortgage rates. The post-Brexit vote decline in U.S. Treasury yields in late June sent already-low mortgage rates even lower, which should spur further increased refinancing activity. The Mortgage Bankers Association's Refinance Index, which measures refinancing application volumes, reached a one-year high on July 1, 2016. Because of the time that it takes for a refinancing application to result in an actual prepayment, the increase in prepayment rates was gradual over the course of the quarter. Factors that continue to inhibit prepayment activity include: (i) home price declines during the financial crisis, which has left some borrowers with minimal or negative home equity; (ii) more restrictive underwriting guidelines, even for refinancings; and (iii) increased origination costs, especially related to underwriting and compliance. These factors have resulted in substantial variations in prepayment rates between Agency pools as a function of loan-to-value, or "LTV," ratio, loan balance, credit score, geography, property type, loan purpose, and other factors. In recognition of the importance of these underlying characteristics on prepayment behavior, the MBS market continues to promote the creation of "specified" Agency pools that emphasize or de-emphasize many of these characteristics, such as pools where the principal balance of every underlying mortgage loan is below $85,000. The Making Homes Affordable, or "MHA," refinancing program, which was initiated in response to the housing market crisis, has facilitated the origination of many of these kinds of specified Agency pools. We expect that the ongoing origination of Agency pools with a wide variety of loan characteristics will continue to create opportunities for us to exploit the resulting differences in prepayments.
While refinancing activity overall has been slower in recent periods relative to earlier periods when mortgage rates were at comparable levels, recent trends suggest an ongoing divergence between the refinancing behavior of lower balance loans and higher balance loans. As illustrated in the figure below, the average loan size of refinance applications has increased over the past three years, with a 31.6% increase from March 2013 through June 2016. This steady increase in average loan sizes of mortgage refinances is reflective of a number of changes related to borrower behavior and mortgage credit availability in recent years.

MBA Refinance Index (Application Volume)
Average Refinance Application Loan Size ($ thousands, trailing 4-week average)
6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
320
300
280
260
240
220
200
180
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
MBA Refinance Index
Average Refinance Application Loan Size (Trailing 4-Week Average)

As shown in the figure above, higher loan balance borrowers tend to be more reactive to refinancing incentives, especially following steep declines in rates over a short period. After swift drops in mortgage rates in October 2014, January 2015, March 2015, the first six weeks of 2016 and June 2016, the average refinanced loan size spiked, reflecting a surge in higher loan balance borrowers reacting to the recent decline in mortgage rates. This greater prepayment sensitivity for higher loan size borrowers is well established, and is due in part to greater awareness among such borrowers about refinancing opportunities, as well as greater absolute dollar incentives to refinance relative to lower loan size borrowers.
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
While in the past few years more affluent and higher credit score borrowers have seen the largest increase in mortgage credit availability, more recently first time homebuyers, low-income borrowers, and borrowers in low income areas have started to benefit from an increase in high LTV mortgage lending programs targeted at these demographic groups. While recent growth is still relatively modest in these largely government-funded or non-profit-funded lending programs for less affluent borrowers, it may prefigure future expansions of credit to higher LTV borrowers.
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
10
5
0
Aug-13
Oct-13
Dec-13
Feb-14
Apr-14
Jun-14
Aug-14
Oct-14
Dec-14
Feb-15
Apr-15
Jun-15
Aug-15
Oct-15
Dec-15
Feb-16
Apr-16
Jun-16
Bank
Non-Bank
Quicken

GSE/Government Agency Developments
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
In a request for comment released on May 19, 2016, the Federal Housing Administration, or "FHA," proposed changes to its Home Equity Conversion Mortgage, or "HECM," reverse mortgage program. The program allows for seniors who have equity in their homes to withdraw a portion of that equity, in order to help ease financial burdens associated with increasing health, housing and living costs during a time of retirement and reduced income. In the period since the 2008 financial downturn, declining property values and the deteriorating financial condition of many borrowers have led to increased HECM default rates, and increases in the costs and risks of the HECM program to FHA. In order to further stabilize and maintain the HECM program, FHA in its request for comment proposed to implement certain statutory changes, codify certain existing guidelines and policies, clarify existing regulatory language, and issue new origination and servicing policies. The proposed changes would increase the sustainability of the HECM program and reduce risk to FHA. One particular proposed rule change, involving a reduction in the lifetime interest rate cap, may increase prepayment risk on adjustable rate HECM pools, as lenders could justify refinancings based purely on a reduction in the lifetime interest rate cap, even without a principal limit increase. Currently, National Reverse Mortgage Lenders Association anti-churning rules prohibit member lenders from pursuing such refinancings, but lenders may disregard these rules in certain cases in light of the proposed rule change.
On July 7, 2016, the FHFA released "An Update on Implementation of the Single Security and the Common Securitization Platform," which detailed progress made by the two GSEs to date on developing and operating a Common Securitization Platform. The report also outlined expectations for future stated goals, including the issuance by Fannie Mae and Freddie Mac of a single mortgage-backed security, or "Single Security." According to the timeline in the report, issuance of a Single Security is expected to occur in 2018. The goal of establishing a Single Security is to create a single, liquid market that can be maintained over time, for MBS backed by GSE-issued fixed-rate mortgage loans. The improved liquidity of the Single Security should also help improve the liquidity of the TBA market and aid the FHFA in meeting its statutory obligation of providing for the liquidity of the national housing finance market.

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
Portfolio Overview and Outlook
General Market Overview
Over the first two months of the second quarter, interest rates generally trended slightly higher and volatility declined. However, during the month of June, as a result of the United Kingdom's vote to leave the European Union, or the "Brexit" vote, and the ensuing concerns around its ultimate impact on the global economy, interest rates sharply reversed course and dropped dramatically. Market participants were generally caught off guard with respect to the outcome of the vote which, in turn, fueled demand for U.S. Treasury and other safe haven securities, such as Agency RMBS. The relative yields and liquidity of these instruments increased what had been already high investor demand for them. For most credit sensitive assets, such as non-Agency RMBS and high-yield corporate credit, yield spreads initially widened in reaction to the Brexit vote. However, this widening was short-lived, as investors were emboldened by the quick response from a number of major central banks indicating that global central bank monetary policy would continue to be highly accommodative in the face of Brexit-related uncertainty. Sharply lower yields on safe haven securities also pushed many global investors to add to their credit-sensitive portfolios. As a result of these factors, credit spreads generally ended the quarter tighter than where they had begun the quarter, although some credit-sensitive sectors, such as CMBS, experienced some degree of net widening for the quarter.
Since its December 2015 initial increase in the target range for the federal funds rate, which followed a long period of monetary policy easing actions, the Federal Reserve has not announced any additional interest rate increases. Concerns around a global economic slowdown as well as mixed data regarding the state of the U.S. economy have led the Federal Reserve to delay the timing and expected pace of increases in the target range. However, as market developments occur, speculation about when the Federal Reserve will resume its plan to increase rates continues to be a significant factor in the volatility and direction of interest rates.
The yield curve flattened significantly over the course of the second quarter, as the 10-year U.S. Treasury yield fell 30 basis points to 1.47%, while the 2-year U.S. Treasury yield fell 14 basis points to 0.58%. All of the yield declines, and most of the yield curve flattening, were concentrated in last week of June following the Brexit vote. The average rate for a fixed rate 30-year conventional mortgage fell 23 basis points over the course of the quarter, and ended the quarter at 3.48%, its lowest level since May 2013. In addition, the Mortgage Bankers Association US Refinancing Index, a metric that tracks the volume of mortgage loan applications that have been submitted to lenders, increased sharply around quarter end, indicating an increase in refinancing activity.
Agency
As of June 30, 2016, the value of our long Agency bond portfolio was $1.206 billion, as compared to $1.146 billion as of March 31, 2016 and $1.211 billion as of December 31, 2015.
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
Prices of Agency RMBS increased over the course of the second quarter, and yield spreads on Agency RMBS relative to interest rate swaps and U.S. Treasury securities were relatively stable. While the 10-year interest rate swap spread to U.S. Treasury securities continued to be negative at the end of the second quarter, it was negative 11 basis points, or 2 basis points less negative than at March 31, 2016, finally reversing its tightening trend of the last several quarters. Since a significant portion of our interest rate hedging portfolio is comprised of interest rate swaps, this positively impacted our results for the quarter. In addition, pay-ups on specified pools increased as prepayment protection became more valuable in light of lower interest rates and expected increases in prepayment rates. Performance of specified pools meaningfully augmented our results for the second quarter.
For the quarter ended June 30, 2016, we had total net realized and unrealized gains of $8.7 million, or $0.95 per share, on our aggregate Agency RMBS portfolio, while we had total net realized and unrealized losses of $9.6 million, or $1.05 per share, on our interest rate hedging portfolio, including U.S. Treasury securities. Over the course of the second quarter, average pay-ups on our specified pools increased to 1.03% as of June 30, 2016, from 0.88% as of March 31, 2016. Pay-ups are price premiums for specified pools relative to their TBA counterparts.
During the second quarter, we continued to use short positions in TBAs to hedge interest rate risk, and these positions generated net losses as interest rates fell. TBA dollar rolls materially weakened in response to both the increase in prepayment speeds and the slowly shrinking presence of the Federal Reserve in the market. In addition, TBAs materially underperformed specified pools as many investors sought out pools with better prepayment protection. Because we hold a net short position in TBAs against our long position in specified pools, this underperformance of TBAs relative to specified pools benefited our results for the quarter. As trading volumes for specified pools expand, and to the extent prepayments remain elevated, we believe that the underperformance of generic pools relative to specified pools will persist. During the quarter, we increased our net short TBAs and reduced our interest rate swaps.
We actively traded our Agency RMBS portfolio during the quarter in order to take advantage of volatility and to harvest modest gains. Our portfolio turnover for the quarter was 31% (as measured by sales and excluding paydowns), and we captured net realized gains of $2.5 million, excluding hedges.
During the second quarter, we continued to focus our Agency RMBS purchasing activity primarily on specified pools, especially those with higher coupons. As of June 30, 2016, the weighted average coupon on our fixed rate specified pools was 4.0%, relatively unchanged from March 31, 2016. During the second quarter, we increased our holdings of Agency pools following their significant yield spread widening during the first quarter of 2016. Our Agency RMBS portfolio also continues to include a small allocation to Agency IOs, which we increased slightly during the quarter. We also continue to believe that reverse mortgage pools represent an attractive asset class. Reverse mortgage pools tightened throughout the second quarter, largely in response to lower prepayment speeds, which were primarily the result of the anti-churning guidelines issued last October by the National Reverse Mortgage Lenders' Association. Overall, we believe that there remains a heightened risk of substantial interest rate and mortgage prepayment volatility in the near term, thus reinforcing the importance of our ability to hedge our Agency RMBS portfolio using a variety of tools, including TBAs.
We expect to continue to target specified pools that, taking into account their particular composition and based on our prepayment projections: (1) should generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) should have less prepayment sensitivity to government policy shocks, and/or (3) should create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months, when actual prepayment experience can be observed. We believe that our research team, proprietary prepayment models, and extensive databases remain essential tools in our implementation of this strategy.
The following table summarizes prepayment rates for our portfolio of fixed rate specified pools (excluding those backed by reverse mortgages) for the three month periods ended June 30, 2016, March 31, 2016, and December 31, 2015.

	Three Month Period Ended
	June 30, 2016	March 31, 2016	December 31, 2015(2)
Three Month Constant Prepayment Rates(1)	10.1%	7.1%	6.5%

(1)	Excludes Agency fixed rate RMBS without any prepayment history.

(2)	Prior period calculation methodology has been conformed to current period calculation methodology.

The following table provides details about the composition of our portfolio of fixed rate specified pools (excluding those backed by reverse mortgages) as of June 30, 2016 and December 31, 2015.

		June 30, 2016			December 31, 2015
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
Fixed rate Agency RMBS:		(In thousands)			(In thousands)
15-year fixed rate mortgages:
	3.00	$32,649	$34,354	23	$49,894	$51,566	24
	3.50	90,251	96,426	15	102,118	107,442	13
	4.00	10,690	11,585	24	10,534	11,253	21
Total 15-year fixed rate mortgages		133,590	142,365	18	162,546	170,261	17
20-year fixed rate mortgages	4.00	11,061	12,014	12	18,477	19,830	13
30-year fixed rate mortgages:
	3.00	24,642	25,639	37	29,515	29,571	36
	3.50	219,088	233,770	16	137,826	142,821	22
	4.00	325,669	353,073	14	343,776	365,952	15
	4.50	224,106	247,582	15	266,547	290,517	14
	5.00	54,845	61,360	29	61,541	68,208	23
	5.50	2,004	2,253	113	2,261	2,524	107
	6.00	999	1,147	117	1,058	1,201	111
Total 30-year fixed rate mortgages		851,353	924,824	17	842,524	900,794	18
Total fixed rate Agency RMBS		$996,004	$1,079,203	17	$1,023,547	$1,090,885	18
Our net Agency premium as a percentage of our long Agency RMBS holdings is one metric that we use to measure our overall prepayment risk. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on long Agency RMBS holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe we are exposed to market-wide increases in Agency RMBS prepayments. As of June 30, 2016, our net Agency premium as a percentage of fair value on long Agency RMBS holdings was approximately 5.2% as compared to 5.6%, as of March 31, 2016. Excluding TBA positions used to hedge our long Agency RMBS portfolio, our Agency premium as a percentage of fair value was approximately 7.7% and 7.3% as of June 30, 2016 and March 31, 2016, respectively. These percentages may fluctuate from period to period based on market factors, including interest rates and mortgage rates, as well as with respect to the net percentages, the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
We believe that with the recent drop in interest rates, prepayment concerns should continue to benefit the relative performance of specified pools, and could create more attractive opportunities in the IO markets. We believe that our adaptive and active style of portfolio management is well suited to the current MBS market environment, which continues to be shaped by shifting central bank policies, regulatory changes, and developing technologies.
Non-Agency
As of June 30, 2016, the value of our long non-Agency portfolio was $22.8 million, as compared to $27.6 million as of March 31, 2016 and $31.4 million as of December 31, 2015.
Non-Agency RMBS performed well during the second quarter, despite uncertainty and credit spread volatility brought on by the Brexit vote. Immediately following the Brexit vote, spreads on most credit-sensitive assets widened, including non-Agency RMBS. However, by quarter end, credit spreads tightened significantly, and ended the quarter tighter as compared to where they began the quarter. As the case has been for some time, the fundamentals underlying non-Agency RMBS, led by a stable housing market, continue to be strong. Included in the quarter's return were strong carry, appreciation from our held positions, and net realized gains from positions sold. On a quarter-over-quarter basis, our non-Agency RMBS portfolio declined in size. The size of this portfolio may fluctuate on a quarter-over-quarter basis. Additionally, to the extent more attractive entry points develop in non-Agency RMBS, we may increase our capital allocation to this sector.
Financing
Over the course of the second quarter our cost of repo financing increased. Our weighted average borrowing rate for the quarter ended June 30, 2016 increased 20 basis points to 0.70% from 0.50% for the quarter ended December 31, 2015. While Agency repo rates declined slightly in the early part of the quarter, they reversed course and rose slightly as dealer balance sheets came under pressure as quarter end approached. In the final week of the quarter, uncertainty following the Brexit vote caused a spike in repo rates, although following quarter end repo rates have generally settled back to where they had been at the beginning of the second quarter. While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as large banks, are becoming more active in providing repo financing. The vast majority of our outstanding repo financing is still provided by larger banks and dealers; however, in limited amounts, we have also entered into repo agreements with smaller non-bank dealers. In general, we continue to see strong appetite and competitive terms from both types of lenders.
Our debt-to-equity ratio increased to 8.6:1 as of June 30, 2016, as compared to 8.4:1 as of December 31, 2015. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 8.1:1 as of each of June 30, 2016 and December 31, 2015. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions.
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
We follow the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or to 2015, 2014, 2013, or 2012 (its open tax years). In the normal course of business, we may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period, 2015, 2014, 2013 or 2012 (our open tax years). We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions; we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in the consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

Financial Condition
Investment portfolio
The following tables summarize our mortgage-backed securities portfolio of as of June 30, 2016 and December 31, 2015:

	June 30, 2016					December 31, 2015
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed rate mortgages	$133,590	$142,365	$106.57	$140,303	$105.03	$162,546	$170,261	$104.75	$170,385	$104.82
20-year fixed rate mortgages	11,061	12,014	108.62	11,920	107.77	18,477	19,830	107.32	19,754	106.91
30-year fixed rate mortgages	851,353	924,824	108.63	908,300	106.69	842,524	900,794	106.92	896,356	106.39
ARMs	41,005	43,337	105.69	43,143	105.21	36,433	38,530	105.76	38,629	106.03
Reverse mortgages	68,858	76,056	110.45	74,869	108.73	68,690	73,692	107.28	75,205	109.48
Total Agency RMBS	1,105,867	1,198,596	108.39	1,178,535	106.57	1,128,670	1,203,107	106.60	1,200,329	106.35
Non-Agency RMBS	33,934	22,788	67.15	21,063	62.07	48,408	31,401	64.87	30,395	62.79
Total RMBS(2)	1,139,801	1,221,384	107.16	1,199,598	105.25	1,177,078	1,234,508	104.88	1,230,724	104.56
Agency IOs	n/a	7,631	n/a	9,807	n/a	n/a	7,758	n/a	8,491	n/a
Total mortgage-backed securities		1,229,015		1,209,405			1,242,266		1,239,215
U.S. Treasury securities sold short	(67,105)	(68,528)	102.12	(67,037)	99.90	(79,550)	(78,447)	98.61	(79,003)	99.31
Reverse repurchase agreements	68,862	68,862	100.00	68,862	100.00	78,632	78,632	100.00	78,632	100.00
Total		$1,229,349		$1,211,230			$1,242,451		$1,238,844

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Excludes Agency IOs.
The vast majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency CMOs. Within this strategy, we generally target Agency RMBS pools that, taking into account their particular composition and based on our prepayment projections: (1) should generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) should have less prepayment sensitivity to government policy shocks and/or (3) should create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months when actual prepayment experience can be observed. As of both June 30, 2016 and December 31, 2015, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
Our most prevalent method of financing RMBS is through short-term repurchase agreements, which generally have maturities of 180 days or less. The weighted average lives of the RMBS that we own are generally much longer. Consequently, the weighted average term of our repurchase agreement financings will almost always be substantially shorter than the expected average maturity of our RMBS. This mismatch in maturities, together with the uncertainty of RMBS prepayments, and other potential changes in timing and/or amount of cash flows on our RMBS assets, creates the risk that changes in interest rates will cause our financing costs with respect to our RMBS to increase relative to the income on our RMBS over the term of our investments.

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016	December 31, 2015
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$353	$115
TBA securities sale contracts	22	302
Fixed payer interest rate swaps	—	891
Fixed receiver interest rate swaps	1,545	857
Futures	—	18
Total financial derivatives–assets, at fair value	1,920	2,183
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(1)	(49)
TBA securities sale contracts	(1,328)	(315)
Fixed payer interest rate swaps	(12,039)	(4,361)
Futures	(11)	—
Total financial derivatives–liabilities, at fair value	(13,379)	(4,725)
Total	$(11,459)	$(2,542)
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
As of June 30, 2016, as part of our interest rate hedging program, we also held short positions in U.S. Treasury securities, with a total principal amount of $67.1 million and a fair value of $68.5 million. As of December 31, 2015, we also held short positions in U.S. Treasury securities, with a total principal amount of $79.6 million and a fair value of $78.4 million.

The composition and relative mix of instruments we use to hedge various risks may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of June 30, 2016 and December 31, 2015. We had no other borrowings outstanding.

	June 30, 2016			December 31, 2015
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$557,934	0.69%	18	$666,124	0.52%	14
31-60 days	305,648	0.67	44	336,350	0.53	45
61-90 days	342,405	0.71	77	89,142	0.70	74
91-120 days	—	—	—	131,103	0.53	106
Total	$1,205,987	0.69%	41	$1,222,719	0.54%	37
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. Because our strategy is flexible, dynamic, and opportunistic, our overall leverage will vary over time. As of June 30, 2016 and December 31, 2015, our total debt-to-equity ratio was 8.6 to 1 and 8.4 to 1, respectively. Collateral transferred with respect to our outstanding repo borrowings as of each of June 30, 2016 and December 31, 2015 had an aggregate fair value of $1.3 billion. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 8.1 to 1 as of each of June 30, 2016 and December 31, 2015. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions.
Shareholders' Equity
As of June 30, 2016, our shareholders' equity decreased to $140.3 million from $144.9 million as of December 31, 2015. This decrease principally consisted of dividends declared of $7.7 million, net income of $3.3 million, and the repurchase of common shares of $0.2 million, partially offset by share based compensation of $80.0 thousand. As of June 30, 2016, our book value per share was $15.38 as compared to $15.86 as of December 31, 2015.
Results of Operations for the Three Month Periods Ended June 30, 2016 and 2015:
The following table summarizes our results of operations for the three month periods ended June 30, 2016 and 2015:

(In thousands except for per share amounts)	Three Month Period Ended June 30, 2016	Three Month Period Ended June 30, 2015
Net Interest income
Net interest income	$5,278	$8,321
Expenses
Management fees	528	592
Other operating expenses	744	673
Total expenses	1,272	1,265
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	7,979	(16,280)
Net realized and change in net unrealized gains (losses) on financial derivatives	(8,478)	9,414
Total Other Income (Loss)	(499)	(6,866)
Net Income	$3,507	$190
Net Income Per Common Share	$0.38	$0.02

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
The table below reconciles Core Earnings and Core Earnings excluding Catch-up Premium Amortization Adjustment for the three month periods ended June 30, 2016 and 2015 to the line, Net Income, on our Consolidated Statement of Operations, which we believe is the most directly comparable U.S. GAAP measure:

(In thousands except for share amounts)	Three Month Period Ended June 30, 2016	Three Month Period Ended June 30, 2015
Net Income	$3,507	$190
Less:
Net realized gains (losses) on securities	2,100	1,442
Net realized losses on financial derivatives, excluding periodic payments(1)	(11,099)	(1,694)
Change in net unrealized gains (losses) on securities	5,879	(17,722)
Change in net unrealized gains (losses) on financial derivatives, excluding accrued periodic payments(2)	3,681	12,986
Subtotal	561	(4,988)
Core Earnings	$2,946	$5,178
Catch-up Premium Amortization Adjustment	(1,457)	(443)
Core Earnings excluding Catch-up Premium Amortization Adjustment	4,403	5,621
Weighted Average Shares Outstanding	9,117,183	9,149,274
Core Earnings Per Share	$0.32	$0.57
Core Earnings Per Share excluding Catch-up Premium Amortization Adjustment	$0.48	$0.61

(1)
For the three month period ended June 30, 2016, represents Net realized gains (losses) on financial derivatives of $(13,607) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(2,508). For the three month period ended June 30, 2015, represents Net realized gains (losses) on financial derivatives of $(3,842) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(2,148).

(2)
For the three month period ended June 30, 2016, represents Change in net unrealized gains (losses) on financial derivatives of $5,129 less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $1,448. For the three month period ended June 30, 2015, represents Change in net unrealized gains (losses) on financial derivatives of $13,256 less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $270.

Net Income
The increase in net income period over period was principally due to the recognition of a lower Total Other Loss in the three month period ended June 30, 2016 as compared to the three month period ended June 30, 2015. While interest rates declined during the three month period ended June 30, 2016 and led to net realized and unrealized losses on our financial derivatives, sharply higher interest rates led to net realized and unrealized losses on our securities during the three month period ended June 30, 2015. Our financial derivatives are principally comprised of instruments used to hedge interest rate risk. In addition, our period-over-period net interest income declined as a result of our smaller portfolio of securities held, as well as an increase in our cost of repo. During the three month period ending June 30, 2016, net realized and unrealized gains on our portfolio of mortgage-backed securities mostly offset the impact of losses on our interest rate hedges, as asset prices rallied during the period. Reduced net interest income resulted in a commensurate decline in our Core Earnings.
Interest Income
Our portfolio as of both June 30, 2016 and 2015 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $7.4 million and $9.8 million in interest income on these securities for the three month periods ended June 30, 2016 and 2015, respectively. The period-over-period decrease in interest income resulted from lower yields on Agency RMBS and lower average holdings on both our Agency and non-Agency RMBS.
The following table details our interest income, average holdings of interest-earning assets, and weighted average yield based on amortized cost for the three month periods ended June 30, 2016 and 2015:

	Non-Agency(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three month period ended June 30, 2016	$650	$23,590	11.00%	$6,794	$1,187,831	2.29%	$7,444	$1,211,421	2.45%
Three month period ended June 30, 2015	$723	$28,752	10.06%	$9,102	$1,317,198	2.76%	$9,825	$1,345,950	2.92%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the three month periods ended June 30, 2016 and 2015, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities. Our total interest expense for the three month period ended June 30, 2016 was $2.3 million, of which $2.0 million represented interest expense on our repo borrowings and approximately $0.3 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the three month period ended June 30, 2015 was $1.5 million, of which $1.2 million represented interest expense on our repo borrowings and approximately $0.3 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period increase in our total interest expense resulted mainly from higher rates on our repo borrowings. In December 2015, for the first time in several years, the Federal Reserve increased the target range for the federal funds rate, to a range of 0.25%-to-0.50%, up 25 basis points from the prior range of 0.0%-to-0.25%; this increase has caused repo borrowing rates to increase. Our average outstanding repo borrowings for the three month period ended June 30, 2016 was $1.13 billion, resulting in an annualized average cost of funds of 0.70%. Our average outstanding repo borrowings for the three month period ended June 30, 2015 was $1.25 billion, resulting in an annualized average cost of funds of 0.39%.
The following table shows information related to our annualized average cost of funds for the three month periods ended June 30, 2016 and 2015.

($ in thousands)	Average Borrowed Funds	Interest Expense	Annualized Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
Three Month Period Ended June 30, 2016	$1,132,184	$1,969	0.70%	0.44%	0.92%
Three Month Period Ended June 30, 2015	$1,247,617	$1,203	0.39%	0.18%	0.42%
As an alternative cost of funds measure, we add to our repo interest cost the net periodic amounts paid or payable by us on our interest rate swaps and the interest expense that we incur on our short positions in U.S. Treasury securities, and express the total as an annualized percentage of our average outstanding borrowings. The total of our net periodic expense paid or payable under our interest rate swaps and our interest expense on our short positions in U.S. Treasury securities was $1.3 million for the three month period ended June 30, 2016, or 0.47% of our average outstanding repo borrowings on an annualized basis, thereby resulting in an annualized average cost of funds including interest rate swaps and short positions in U.S. Treasury securities of 1.17%. The total of our net periodic expense paid or payable under our interest rate swaps and the interest expense on our short positions in U.S. Treasury securities was $2.2 million for the three month period ended June 30, 2015, or 0.71% of our average outstanding borrowings on an annualized basis, thereby resulting in an annualized average cost of funds including interest rate swaps and short positions in U.S. Treasury securities of 1.09%. This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.

Management Fees
For the three month periods ended June 30, 2016 and 2015, our management fee expense was approximately $0.5 million and $0.6 million, respectively. The decrease in management fees period over period was due to our smaller capital base.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, and various other expenses incurred in connection with the operation of our business. Other operating expenses for each of the three month periods ended June 30, 2016 and 2015 was approximately $0.7 million. Our expense ratio, which represents our management fees and other operating expenses as a percentage of our average shareholders' equity, was 3.6% on an annualized basis for the three month period ended June 30, 2016, as compared to 3.1% for the three month period ended June 30, 2015. The increase in our annualized expense ratio was primarily due to a decrease in our average shareholders' equity for the three month period ended June 30, 2016 as compared to the three month period ended June 30, 2015.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gain (losses) on securities and financial derivatives. For the three month period ended June 30, 2016, other loss was $(0.5) million, and consisted of net realized and change in net unrealized losses of $(8.5) million on our financial derivatives partially offset by net realized and change in net unrealized gains of approximately $8.0 million on our securities, primarily our Agency RMBS. Over the course of the quarter, and in light of their liquidity and their yield relative to other high credit quality investments such as sovereign debt, demand for Agency RMBS increased. This demand provided support to prices and yield spreads. Also, pay-ups on specified pools increased over the course of the quarter, in light of declining interest rates. As interest rates declined, most notably in the last month of the quarter, we recognized losses on our financial derivatives. In addition, during the quarter, as measured by sales and excluding paydowns, we turned over approximately 31% of our Agency RMBS portfolio and, as a result, for the three month period ended June 30, 2016, we generated net realized gains of $2.5 million on our Agency RMBS portfolio. While interest rate volatility eased somewhat in the first two months of the three month period ended June 30, 2016, for the past several quarters interest rates have moved at times sharply higher and at times sharply lower, and overall have resulted in net losses on our financial derivatives, most notably our interest rate swaps. Since interest rates swaps comprise a significant component of our interest rate hedges, we have had to actively adjust our interest rate hedges as interest rates have moved sharply higher and lower. This increased interest rate swap adjustment activity led to losses on our interest rate swaps over the period.
Other income (loss) for the three month period ended June 30, 2015 was $(6.9) million and consisted of net realized and change in net unrealized losses of $(16.3) million on our securities, principally our Agency RMBS, partially offset by net realized and change in net unrealized gains of approximately $9.4 million on our financial derivatives. Yield spreads on Agency RMBS widened meaningfully during this period.
Results of Operations for the Six Month Periods Ended June 30, 2016 and 2015:
The following table summarizes our results of operations for the six month periods ended June 30, 2016 and 2015:

(In thousands except for per share amounts)	Six Month Period Ended June 30, 2016	Six Month Period Ended June 30, 2015
Net Interest income
Net interest income	$12,878	$17,343
Expenses
Management fees	1,056	1,202
Other operating expenses	1,566	1,479
Total expenses	2,622	2,681
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	19,623	(4,372)
Net realized and change in net unrealized gains (losses) on financial derivatives	(26,610)	(6,423)
Total Other Income (Loss)	(6,987)	(10,795)
Net Income	$3,269	$3,867
Net Income Per Common Share	$0.36	$0.42

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
The table below reconciles Core Earnings and Core Earnings excluding Catch-up Premium Amortization Adjustment for the six month periods ended June 30, 2016 and 2015 to the line, Net Income, on our Consolidated Statement of Operations, which we believe is the most directly comparable U.S. GAAP measure:

(In thousands except for share amounts)	Six Month Period Ended June 30, 2016	Six Month Period Ended June 30, 2015
Net Income	$3,269	$3,867
Less:
Net realized gains (losses) on securities	5,111	8,164
Net realized losses on financial derivatives, excluding periodic payments(1)	(14,423)	(9,730)
Change in net unrealized gains (losses) on securities	14,512	(12,536)
Change in net unrealized gains (losses) on financial derivatives, excluding accrued periodic payments(2)	(9,729)	6,743
Subtotal	(4,529)	(7,359)
Core Earnings	$7,798	$11,226
Catch-up Premium Amortization Adjustment	(1,200)	(884)
Core Earnings excluding Catch-up Premium Amortization Adjustment	8,998	12,110
Weighted Average Shares Outstanding	9,119,190	9,149,274
Core Earnings Per Share	$0.86	$1.23
Core Earnings Per Share excluding Catch-up Premium Amortization Adjustment	$0.99	$1.32

(1)
For the six month period ended June 30, 2016, represents Net realized gains (losses) on financial derivatives of $(17,603) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(3,180). For the six month period ended June 30, 2015, represents Net realized gains (losses) on financial derivatives of $(12,585) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(2,855).

(2)
For the six month period ended June 30, 2016, represents Change in net unrealized gains (losses) on financial derivatives of $(9,007) less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $722. For the six month period ended June 30, 2015, represents Change in net unrealized gains (losses) on financial derivatives of $6,162 less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(581).

Net Income
The decrease in net income for the six month period ended June 30, 2016 as compared to the six month period ended June 30, 2015 was principally due to a decrease in net interest income for the six month period ended June 30, 2016, partially offset by lower Total Other Income (Loss). Each six-month period was impacted by high volatility in interest rates which led to significant swings in net realized and unrealized gains and losses on our securities and financial derivatives. In addition, our period-over-period net interest income declined as a result of our smaller portfolio of securities held, as well as an increase in our cost of repo. Reduced net interest income resulted in a commensurate decline in our Core Earnings.

Interest Income
Our portfolio as of both June 30, 2016 and 2015 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $17.0 million and $20.1 million in interest income on these securities for the six month periods ended June 30, 2016 and 2015, respectively. The period-over-period decrease in interest income resulted from lower yields and average holdings on both our Agency and non-Agency RMBS.
The following table details our interest income, average holdings of interest-earning assets, and weighted average yield based on amortized cost for the six month periods ended June 30, 2016 and 2015:

	Non-Agency(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Six month period ended June 30, 2016	$1,269	$26,049	9.74%	$15,744	$1,192,770	2.64%	$17,013	$1,218,819	2.79%
Six month period ended June 30, 2015	$1,462	$29,082	10.06%	$18,635	$1,298,280	2.87%	$20,097	$1,327,362	3.03%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the six month periods ended June 30, 2016 and 2015, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities. Our total interest expense for the six month period ended June 30, 2016 was $4.3 million, of which $3.7 million represented interest expense on our repo borrowings and approximately $0.6 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the six month period ended June 30, 2015 was $2.8 million, of which $2.3 million represented interest expense on our repo borrowings and approximately $0.5 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period increase in our total interest expense resulted mainly from higher rates on our repo borrowings. In December 2015, for the first time in several years, the Federal Reserve increased the target range for the federal funds rate, to a range of 0.25%-to-0.50%, up 25 basis points from the prior range of 0.0%-to-0.25%; this increase has caused repo borrowing rates to increase. Our average outstanding repo borrowings for the six month period ended June 30, 2016 was $1.14 billion, resulting in an annualized average cost of funds of 0.66%. Our average outstanding repo borrowings for the six month period ended June 30, 2015 was $1.24 billion, resulting in an annualized average cost of funds of 0.37%.
The following table shows information related to our annualized average cost of funds for the six month periods ended June 30, 2016 and 2015.

($ in thousands)	Average Borrowed Funds	Interest Expense	Annualized Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
Six Month Period Ended June 30, 2016	$1,137,343	$3,732	0.66%	0.44%	0.90%
Six Month Period Ended June 30, 2015	$1,243,415	$2,309	0.37%	0.18%	0.40%
As an alternative cost of funds measure, we add to our repo interest cost the net periodic amounts paid or payable by us on our interest rate swaps and interest expense we incur on our short positions in U.S. Treasury securities and express the total as an annualized percentage of our average outstanding borrowings. The total of our net periodic expense paid or payable under our interest rate swaps and our interest expense on our short positions in U.S. Treasury securities was $3.0 million for the six month period ended June 30, 2016, or 0.53% of our average outstanding repo borrowings on an annualized basis, thereby resulting in an annualized average cost of funds including interest rate swaps and short positions in U.S. Treasury securities of 1.19%. The total of our net periodic expense paid or payable under our interest rate swaps was $3.9 million for the six month period ended June 30, 2015, or 0.64% of our average outstanding borrowings on an annualized basis, thereby resulting in an annualized average cost of funds including interest rate swaps of 1.01%. This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.
Management Fees
For the six month periods ended June 30, 2016 and 2015, our management fee expense was approximately $1.1 million and $1.2 million, respectively. The decrease in management fees period over period was due to our smaller capital base.

Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, and various other expenses incurred in connection with the operation of our business. Other operating expenses for the six month periods ended June 30, 2016 and 2015 were approximately $1.6 million and $1.5 million, respectively. Our expense ratio, which represents our management fees and other operating expenses as a percentage of our average shareholders' equity, was 3.7% on an annualized basis for the six month period ended June 30, 2016, as compared to 3.3% for the six month period ended June 30, 2015. The increase in our annualized expense ratio was primarily due to a decrease in our average shareholders' equity for the six month period ended June 30, 2016 as compared to the six month period ended June 30, 2015.
Other Income (Loss)
Other income (loss) consisted of net realized and net change in unrealized gain (losses) on securities and financial derivatives. For the six month period ended June 30, 2016, other loss was $(7.0) million, and consisted of net realized and change in net unrealized losses of $(26.6) million on our financial derivatives partially offset by net realized and change in net unrealized gains of approximately $19.6 million on our securities, primarily our Agency RMBS. The six-month period ended June 30, 2016 was marked by significant interest rate volatility, especially following the Brexit vote. Overall, interest rates declined over the course of the six month period, and both prices and pay-ups on our specified Agency pools increased. While we had net realized and unrealized gains on our Agency RMBS, these were more than offset by net losses incurred on our interest rate hedges, although in the second quarter, Agency RMBS kept much better pace with interest rate swaps than they had in the first quarter. In addition, during the six month period ended June 30, 2016, as measured by sales and excluding paydowns, we turned over approximately 78% of our Agency RMBS portfolio and, as a result, we generated net realized gains of $6.5 million on our Agency RMBS portfolio. Since interest rates swaps comprise a significant component of our interest rate hedges, we have had to actively adjust our interest rate hedges as interest rates have moved sharply higher and lower. This increased interest rate swap adjustment activity led to losses on our interest rate swaps over the period.
Other income (loss) for the six month period ended June 30, 2015 was $(10.8) million and consisted of net realized and change in net unrealized losses of $(6.4) million on our financial derivatives and net realized and change in net unrealized losses of approximately $(4.4) million on our securities, principally our Agency RMBS. The first six months of 2015 were marked by significant interest rate volatility. During the first quarter of 2015, sharply lower rates led to losses on our hedges and gains on our assets, and in the second quarter of 2015, sharply higher rates led to losses on our assets but gains on our hedges.
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
As of each of June 30, 2016 and December 31, 2015, we had $1.2 billion outstanding under our repurchase agreements. As of June 30, 2016, our outstanding repurchase agreements were with twelve counterparties.
Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table reflects counterparties for which the amounts at risk relating to our repurchase agreements was greater than 5% of shareholders' equity as of June 30, 2016 and December 31, 2015.
June 30, 2016:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
J.P. Morgan Securities Inc.	$14,624	64	10.4%
Wells Fargo Bank, N.A.	$14,188	38	10.1%
RBC Capital Markets LLC	$12,689	35	9.0%
Deutsche Bank Securities	$8,839	25	6.3%

(1)	Amounts at risk exclude, in aggregate, $2.1 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.

December 31, 2015:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
Deutsche Bank Securities	$12,950	24	8.9%
J.P. Morgan Securities Inc.	$12,377	29	8.5%
RBC Capital Markets LLC	$9,630	64	6.6%

(1)	Amounts at risk exclude, in aggregate, $1.5 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of June 30, 2016 and December 31, 2015, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 4.8% and 4.7%, respectively.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
June 30, 2016	$1,205,987	$1,132,184	$1,205,987
March 31, 2016	1,133,841	1,142,501	1,175,531
December 31, 2015	1,222,719	1,228,964	1,286,274
September 30, 2015	1,225,905	1,242,650	1,248,604
June 30, 2015	1,264,479	1,247,617	1,269,551
March 31, 2015	1,211,110	1,239,167	1,255,568
December 31, 2014	1,323,080	1,275,874	1,323,080
September 30, 2014	1,233,333	1,251,296	1,275,122
June 30, 2014	1,285,593	1,239,899	1,285,593
March 31, 2014	1,281,470	1,259,901	1,281,470
December 31, 2013	1,310,347	1,304,452	1,310,347
September 30, 2013	1,292,946	1,296,042	1,371,881
We held cash and cash equivalents of approximately $36.2 million and $40.2 million as of June 30, 2016 and December 31, 2015, respectively.
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
Six Month Period Ended June 30, 2016

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.45	$4,103	March 8, 2016	March 31, 2016	April 25, 2016
Second Quarter	$0.40	$3,647	June 14, 2016	June 30, 2016	July 27, 2016

Six Month Period Ended June 30, 2015

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.55	$5,032	March 11, 2015	March 31, 2015	April 27, 2015
Second Quarter	$0.55	$5,032	June 16, 2015	June 30, 2015	July 27, 2015
For the six month period ended June 30, 2016, our operating activities provided net cash of $21.9 million and our investing activities used net cash of $0.7 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements) used net cash of $16.7 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $4.4 million. We used $8.2 million to pay dividends and $0.2 million for the repurchase of common shares. As a result of these activities, there was a decrease in our cash holdings of $4.0 million from $40.2 million as of December 31, 2015 to $36.2 million as of June 30, 2016.
For the six month period ended June 30, 2015, our operating activities provided net cash of $13.6 million and our investing activities provided net cash of $53.8 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements) used net cash of $58.6 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $8.8 million for the six month period ended June 30, 2015. We used $10.1 million to pay dividends. As a result of these activities, there was a decrease in our cash holdings of $1.3 million from $45.2 million as of December 31, 2014 to $44.0 million as of June 30, 2015.
On August 13, 2013, our Board of Trustees approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. During the six month period ended June 30, 2016, we purchased 17,920 common shares at an average price per share of $10.94 for an aggregate cost of approximately $0.2 million.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of each of June 30, 2016 and December 31, 2015, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of June 30, 2016 we had $1.2 billion of outstanding borrowings with twelve counterparties, and as of December 31, 2015 we had $1.2 billion of outstanding borrowings with thirteen counterparties.

Off-Balance Sheet Arrangements
As of June 30, 2016 and December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of June 30, 2016, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in Value for a Decrease in Interest Rates by		Estimated Change in Value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS, excluding TBAs	$11,366	$16,494	$(17,605)	$(41,448)
TBAs	(3,389)	(3,643)	6,525	16,185
Non-Agency RMBS	208	421	(202)	(400)
U.S. Treasury Securities, Interest Rate Swaps, and Futures	(9,110)	(18,624)	8,705	17,005
Repurchase and Reverse Repurchase Agreements	(705)	(980)	705	1,411
Total	$(1,630)	$(6,332)	$(1,872)	$(7,247)
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our June 30, 2016 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Special Note Regarding Forward-Looking Statements."
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
Item 4. Controls and Procedures

Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. Other Information
ITRA Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the fiscal quarter ended June 30, 2016, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA"). During the fiscal quarter ended June 30, 2016, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Blackstone Tactical Opportunities EARN Holdings L.L.C., an affiliate of The Blackstone Group L.P. ("Blackstone"), is a holder of approximately 30% of the outstanding equity interests of our Common Shares and has a representative on our Board of Trustees. Accordingly, Blackstone may be deemed an "affiliate" of us, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone that it may include in its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone. Because of the broad definition of "affiliate" in Exchange Act Rule 12b-2, this portfolio company of Blackstone, through Blackstone's ownership of us, may also be deemed to be an affiliate of ours.

We have reproduced below the disclosure of NCR Corporation, or NCR, as provided to us by Blackstone. NCR may be considered an affiliate of Blackstone. We have no involvement in or control over the activities of NCR, any of its predecessor companies or any of its subsidiaries, and we have not independently verified or participated in the preparation of this disclosure.
"Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended, we note that, during the period from April 1, 2016 through April 30, 2016, we continued to maintain a bank account and guarantees at the Commercial Bank of Syria ("CBS"), which was designated as a Specially Designated National pursuant to Executive Order 13382 ("EO 13382") on August 10, 2011.  This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382.  We note that the last known account balance as of April 30, 2016 was approximately $3,468.  The bank account did not generate interest from April 1, 2016 through April 30, 2016, and the guarantees did not generate any revenue or profits for the Company. Pursuant to a license granted to the Company by OFAC on January 3, 2013, and subsequent licenses granted on April 29, 2013, July 12, 2013, February 28, 2014, November 12, 2014, and October 24, 2015, the Company had been engaged in winding down its past operations in Syria. The Company's last such license expired on April 30, 2016. In addition, the Company's application to renew its license to transact business with CBS, which was submitted to OFAC on May 18, 2015, was not acted upon prior to the expiration of the Company's last such license. As a result, and in connection with the license expiration, the Company abandoned its remaining property in Syria, which, including the CBS account, was commercially insignificant, and ended the employment of its final two employees in Syria, who had remained employed by the Company to assist with the execution of the Company's wind-down activities pursuant to authority granted by the OFAC licenses. The Company does not intend to engage in any further business activities with CBS."
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

101
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	August 3, 2016	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	August 3, 2016	By:	/s/ LISA MUMFORD
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.