Form 10-Q
period 2016-09-30
Ellington Residential Mortgage REIT
filed 2016-11-04
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer (do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2016
Common Shares of Beneficial Interest, $0.01 par value per share	9,127,039

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2016	December 31, 2015
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$43,026	$40,166
Mortgage-backed securities, at fair value	1,233,134	1,242,266
Due from brokers	33,462	33,297
Financial derivatives–assets, at fair value	1,641	2,183
Reverse repurchase agreements	77,932	78,632
Receivable for securities sold	37,057	155,526
Interest receivable	4,274	4,325
Other assets	357	289
Total Assets	$1,430,883	$1,556,684
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,158,962	$1,222,719
Payable for securities purchased	34,808	98,949
Due to brokers	538	439
Financial derivatives–liabilities, at fair value	9,885	4,725
U.S. Treasury securities sold short, at fair value	77,263	78,447
Dividend payable	3,651	4,111
Accrued expenses	622	533
Management fee payable	539	545
Interest payable	1,341	1,361
Total Liabilities	1,287,609	1,411,829
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (9,127,039 and 9,135,103 shares issued and outstanding, respectively)	92	92
Additional paid-in-capital	180,952	181,027
Accumulated deficit	(37,770)	(36,264)
Total Shareholders' Equity	143,274	144,855
Total Liabilities and Shareholders' Equity	$1,430,883	$1,556,684

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended September 30, 2016	Three Month Period Ended September 30, 2015	Nine Month Period Ended September 30, 2016	Nine Month Period Ended September 30, 2015
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$7,096	$11,315	$24,285	$31,436
Interest expense	(2,279)	(1,642)	(6,589)	(4,420)
Total net interest income	4,817	9,673	17,696	27,016
EXPENSES
Management fees	539	557	1,596	1,759
Professional fees	171	144	549	422
Compensation expense(1)	142	168	463	533
Other operating expenses(1)	402	406	1,269	1,241
Total expenses	1,254	1,275	3,877	3,955
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	3,892	596	9,003	8,760
Net realized gains (losses) on financial derivatives	(3,920)	(3,252)	(21,523)	(15,838)
Change in net unrealized gains (losses) on securities	(124)	4,862	14,388	(7,674)
Change in net unrealized gains (losses) on financial derivatives	3,215	(15,421)	(5,792)	(9,258)
Total other income (loss)	3,063	(13,215)	(3,924)	(24,010)
NET INCOME (LOSS)	$6,626	$(4,817)	$9,895	$(949)
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.73	$(0.53)	$1.09	$(0.10)
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$0.40	$0.45	$1.25	$1.55

(1)	Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2014	9,149,274	$91	—	$—	$181,282	$(18,008)	$163,365
Share based compensation					88		88
Issuance of restricted shares	9,228	—	—	—	—		—
Repurchase of common shares	(23,481)	—	—	—	(304)		(304)
Dividends declared						(14,175)	(14,175)
Net loss						(949)	(949)
BALANCE, September 30, 2015	9,135,021	91	—	—	181,066	(33,132)	148,025

BALANCE, December 31, 2015	9,135,103	92	—	—	181,027	(36,264)	144,855
Share based compensation					121		121
Issuance of restricted shares	9,856	—	—	—	—		—
Repurchase of common shares	(17,920)	—	—	—	(196)		(196)
Dividends declared						(11,401)	(11,401)
Net income						9,895	9,895
BALANCE, September 30, 2016	9,127,039	$92	—	$—	$180,952	$(37,770)	$143,274

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Month Period Ended September 30, 2016	Nine Month Period Ended September 30, 2015
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$9,895	$(949)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	(9,003)	(8,760)
Change in net unrealized (gains) losses on securities	(14,388)	7,674
Net realized (gains) losses on financial derivatives	21,523	15,838
Change in net unrealized (gains) losses on financial derivatives	5,792	9,258
Amortization of premiums and accretion of discounts (net)	12,555	6,468
Share based compensation	121	88
(Increase) decrease in assets:
Due from brokers	(165)	(22,537)
Interest receivable	51	9
Other assets	(68)	(90)
Increase (decrease) in liabilities:
Due to brokers	99	2,071
Accrued expenses	89	(119)
Interest payable	(20)	729
Management fees payable	(6)	6
Net cash provided by (used in) operating activities	26,475	9,686
Cash flows provided by (used in) investing activities:
Purchases of securities	(1,778,907)	(1,479,612)
Proceeds from sale of securities	1,751,631	1,496,506
Principal repayments of mortgage-backed securities	104,551	103,189
Proceeds from investments sold short	454,489	675,693
Repurchase of investments sold short	(458,652)	(619,180)
Proceeds from disposition of financial derivatives	6,575	10,700
Purchase of financial derivatives	(28,188)	(26,538)
Payments made on reverse repurchase agreements	(13,672,316)	(10,639,503)
Proceeds from reverse repurchase agreements	13,673,016	10,576,879
Net cash provided by (used in) investing activities	52,199	98,134
Cash flows provided by (used in) financing activities:
Repurchase of common shares	(196)	(304)
Dividends paid	(11,861)	(15,096)
Borrowings under repurchase agreements	1,583,173	2,010,434
Repayments of repurchase agreements	(1,646,930)	(2,107,609)
Cash provided by (used in) financing activities	(75,814)	(112,575)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,860	(4,755)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,166	45,237
CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,026	$40,482
Supplemental disclosure of cash flow information:
Interest paid	$6,610	$3,691
Dividends payable	$3,651	$4,111

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
Ellington Residential Mortgage Management LLC, or the "Manager," serves as the Manager of the Company pursuant to the terms of the Fourth Amended and Restated Management Agreement (the "Management Agreement"). The Manager is an affiliate of Ellington Management Group, L.L.C., or "EMG," an investment management firm that is an SEC-registered investment adviser with a 21-year history of investing in a broad spectrum of mortgage-backed securities and related derivatives, with an emphasis on the residential mortgage-backed securities, or "RMBS," market. In accordance with the terms of the Management Agreement and the Services Agreement (as described in Note 9), the Manager is responsible for administering the Company's business activities and day-to-day operations, and performs certain services, subject to oversight by the Board of Trustees. See Note 9 for further information on the Management Agreement.
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
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or to 2015, 2014, or 2013 (its open tax years). In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period, 2015, 2014, and 2013 (its open tax years). The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any of such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.
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
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at September 30, 2016 and December 31, 2015, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or GSE. The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.
By RMBS Type –
September 30, 2016:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$134,770	$6,796	$141,566	$1,820	$(86)	$143,300	3.41%	2.12%	4.43
20-year fixed rate mortgages	10,710	820	11,530	130	—	11,660	4.00%	2.51%	5.89
30-year fixed rate mortgages	881,351	59,169	940,520	17,371	(471)	957,420	4.00%	2.73%	6.73
Adjustable rate mortgages	30,645	1,534	32,179	223	(61)	32,341	4.00%	2.47%	4.59
Reverse mortgages	57,088	5,853	62,941	788	(52)	63,677	4.51%	2.60%	6.24
Interest only securities	n/a	n/a	8,730	18	(1,908)	6,840	3.88%	1.50%	1.84
Total Agency RMBS	1,114,564	74,172	1,197,466	20,350	(2,578)	1,215,238	3.95%	2.63%	6.03
Non-Agency RMBS	23,591	(6,848)	16,743	1,596	(443)	17,896	2.80%	7.29%	5.18
Total RMBS	$1,138,155	$67,324	$1,214,209	$21,946	$(3,021)	$1,233,134	3.93%	2.70%	6.01

(1)
Average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

For the nine month period ended September 30, 2016, the weighted average holdings of RMBS investments based on amortized cost was $1.217 billion.

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

For the year ended December 31, 2015, the weighted average holdings of RMBS investments based on amortized cost was $1.323 billion.
By Estimated Weighted Average Life
As of September 30, 2016:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$100,104	$97,761	4.19%	$5,340	$6,990	3.73%	$929	$962	6.00%
Greater than three years and less than seven years	538,644	527,194	4.05%	1,500	1,740	5.06%	16,967	15,781	2.64%
Greater than seven years and less than eleven years	568,402	562,541	3.83%	—	—	—%	—	—	—%
Greater than eleven years	1,248	1,240	4.00%	—	—	—%	—	—	—%
Total	$1,208,398	$1,188,736	3.96%	$6,840	$8,730	3.88%	$17,896	$16,743	2.80%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.
As of December 31, 2015:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$30,054	$30,227	4.76%	$4,974	$5,701	3.55%	$2,558	$1,543	3.21%
Greater than three years and less than seven years	273,477	273,107	3.78%	2,784	2,790	4.97%	24,736	25,478	2.66%
Greater than seven years and less than eleven years	893,730	891,112	4.10%	—	—	—%	4,107	3,374	0.55%
Greater than eleven years	5,846	5,883	3.81%	—	—	—%	—	—	—%
Total	$1,203,107	$1,200,329	4.04%	$7,758	$8,491	3.82%	$31,401	$30,395	2.48%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.

The following table reflects the components of interest income on the Company's RMBS for the three and nine month periods ended September 30, 2016:

	Three Month Period Ended September 30, 2016			Nine Month Period Ended September 30, 2016
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$11,917	$(5,413)	$6,504	$35,845	$(13,504)	$22,341
Non-Agency RMBS	162	336	498	721	953	1,674
Total	$12,079	$(5,077)	$7,002	$36,566	$(12,551)	$24,015
The following table reflects the components of interest income on the Company's RMBS for the three and nine month periods ended September 30, 2015:

	Three Month Period Ended September 30, 2015			Nine Month Period Ended September 30, 2015
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$12,392	$(1,744)	$10,648	$37,071	$(7,795)	$29,276
Non-Agency RMBS	294	373	667	873	1,256	2,129
Total	$12,686	$(1,371)	$11,315	$37,944	$(6,539)	$31,405

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
September 30, 2016:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed rate mortgages	$—	$143,300	$—	$143,300
20-year fixed rate mortgages	—	11,660	—	11,660
30-year fixed rate mortgages	—	957,420	—	957,420
Adjustable rate mortgages	—	32,341	—	32,341
Reverse mortgages	—	63,677	—	63,677
Interest only securities	—	—	6,840	6,840
Non-Agency RMBS	—	13,828	4,068	17,896
Mortgage-backed securities, at fair value	—	1,222,226	10,908	1,233,134
Financial derivatives–assets, at fair value:
TBAs	—	174	—	174
Interest rate swaps	—	1,467	—	1,467
Total financial derivatives–assets, at fair value	—	1,641	—	1,641
Total mortgage-backed securities and financial derivatives–assets, at fair value	$—	$1,223,867	$10,908	$1,234,775
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(77,263)	$—	$(77,263)
Financial derivatives–liabilities, at fair value:
TBAs	—	(606)	—	(606)
Interest rate swaps	—	(9,275)	—	(9,275)
Futures	(4)	—	—	(4)
Total financial derivatives–liabilities, at fair value	(4)	(9,881)	—	(9,885)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(4)	$(87,144)	$—	$(87,148)
There were no transfers of financial instruments between Levels 1 and 2 of the fair value hierarchy during the nine month period ended September 30, 2016.

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
The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value:
Three month period ended September 30, 2016:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of June 30, 2016	$5,208	$7,631
Purchases	—	—
Proceeds from sales	(1,270)	—
Principal repayments	(629)	—
(Amortization)/accretion, net	258	(921)
Net realized gains (losses)	1,079	(156)
Change in net unrealized gains (losses)	(578)	286
Transfers:
Transfers into level 3	—	—
Transfers out of level 3	—	—
Ending balance as of September 30, 2016	$4,068	$6,840

All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at September 30, 2016, as well as Level 3 financial instruments disposed of by the Company during the three month period ended September 30, 2016. For Level 3 financial instruments held by the Company as of September 30, 2016, change in net unrealized gains (losses) of $0.5 million and $0.2 million, for the three month period ended September 30, 2016 relate to non-Agency RMBS and Agency RMBS, respectively.
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
During the three month period ended September 30, 2015, the Company transferred $0.8 million of non-Agency RMBS from Level 2 to Level 3. Following June 30, 2015, these securities exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads and/or higher delinquencies relative to similar securities and a reduction in observable transactions or executable quotes involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.
Nine month period ended September 30, 2016:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2015	$4,020	$7,758
Purchases	—	2,965
Proceeds from sales	(1,270)	—
Principal repayments	(1,040)	—
(Amortization)/accretion, net	361	(2,495)
Net realized gains (losses)	1,080	(230)
Change in net unrealized gains (losses)	(722)	(1,158)
Transfers:
Transfers into level 3	3,366	—
Transfers out of level 3	(1,727)	—
Ending balance as of September 30, 2016	$4,068	$6,840
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at September 30, 2016, as well as Level 3 financial instruments disposed of by the Company during the nine month period ended September 30, 2016. For Level 3 financial instruments held by the Company as of September 30, 2016, change in net unrealized gains (losses) of $0.8 million and $(1.3) million, for the nine month period ended September 30, 2016 relate to non-Agency RMBS and Agency RMBS, respectively.
During the nine month period ended September 30, 2016, the Company transferred $1.7 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in the volume of observable inputs for these assets, such as a decrease in observed trading, could impact price transparency, and thereby cause a change in the level designation for these assets in future periods.
During the nine month period ended September 30, 2016, the Company transferred $3.4 million of non-Agency RMBS from Level 2 to Level 3. Since December 31, 2015, these securities have exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads and/or higher delinquencies relative to similar securities and a reduction in observable transactions or executable quotes involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.
Nine month period ended September 30, 2015:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2014	$10,082	$11,244
Purchases	—	3,397
Proceeds from sales	(2,861)	(4,538)
Principal repayments	(1,381)	—
(Amortization)/accretion, net	806	(2,012)
Net realized gains (losses)	791	602
Change in net unrealized gains (losses)	(649)	(1,419)
Transfers:
Transfers into level 3	4,025	—
Transfers out of level 3	(4,693)	—
Ending balance as of September 30, 2015	$6,120	$7,274
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of September 30, 2015, as well as Level 3 financial instruments disposed of by the Company during the nine month period ended September 30, 2015. For Level 3 financial instruments held by the Company as of September 30, 2015, change in net unrealized gains (losses) of $0.1 million and $(0.6) million, for the nine month period ended September 30, 2015 relate to non-Agency RMBS and Agency RMBS, respectively.
During the nine month period ended September 30, 2015, the Company transferred $4.7 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in the volume of observable inputs for these assets, such as a decrease in observed trading, could impact price transparency, and thereby cause a change in the level designation for these assets in future periods.
During the nine month period ended September 30, 2015, the Company transferred $4.0 million of non-Agency RMBS from Level 2 to Level 3. Following December 31, 2014, these securities exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads and/or higher delinquencies relative to similar securities and a reduction in observable transactions or executable quotes involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of September 30, 2016 and December 31, 2015:
September 30, 2016:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$702	Discounted Cash Flows	Yield	24.9%	24.9%	24.9%
			Projected Collateral Prepayments	36.5%	36.5%	36.5%
			Projected Collateral Losses	1.7%	1.7%	1.7%
			Projected Collateral Recoveries	3.3%	3.3%	3.3%
			Projected Collateral Scheduled Amortization	58.5%	58.5%	58.5%
						100.0%
Non-Agency RMBS	3,366	Market quotes	Non-Binding Third-Party Valuation	$62.72	$70.65	$65.95
Agency RMBS–Interest Only Securities	4,122	Market quotes	Non-Binding Third-Party Valuation	$4.02	$20.93	$10.65
Agency RMBS–Interest Only Securities	2,718	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	392	1,147	677
			Projected Collateral Prepayments	65.4%	93.5%	81.5%
			Projected Collateral Scheduled Amortization	6.5%	34.6%	18.5%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.
December 31, 2015:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$4,020	Discounted Cash Flows	Yield	8.8%	25.7%	13.4%
			Projected Collateral Prepayments	32.5%	68.7%	60.5%
			Projected Collateral Losses	1.3%	9.0%	5.3%
			Projected Collateral Recoveries	3.4%	9.2%	6.4%
			Projected Collateral Scheduled Amortization	13.1%	60.1%	27.8%
						100.0%
Agency RMBS–Interest Only Securities	5,645	Market quotes	Non-Binding Third-Party Valuation	$4.39	$21.63	$11.88
Agency RMBS–Interest Only Securities	2,113	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	221	984	576
			Projected Collateral Prepayments	52.7%	88.0%	74.1%
			Projected Collateral Scheduled Amortization	12.0%	47.3%	25.9%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.

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
The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$43,026	$43,026	$40,166	$40,166
Due from brokers	33,462	33,462	33,297	33,297
Reverse repurchase agreements	77,932	77,932	78,632	78,632
Liabilities:
Repurchase agreements	1,158,962	1,158,962	1,222,719	1,222,719
Due to brokers	538	538	439	439
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

The following table details the fair value of the Company's holdings of financial derivatives as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$142	$115
TBA securities sale contracts	32	302
Fixed payer interest rate swaps	112	891
Fixed receiver interest rate swaps	1,355	857
Futures	—	18
Total financial derivatives–assets, at fair value	1,641	2,183
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(3)	(49)
TBA securities sale contracts	(603)	(315)
Fixed payer interest rate swaps	(9,275)	(4,361)
Futures	(4)	—
Total financial derivatives–liabilities, at fair value	(9,885)	(4,725)
Total	$(8,244)	$(2,542)
Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of September 30, 2016 and December 31, 2015:
September 30, 2016:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2016	$26,500	$(43)	0.70%	0.69%	0.13
2017	74,750	(283)	1.21	0.78	0.84
2018	65,990	1	0.97	0.72	1.68
2019	4,200	11	0.96	0.79	2.85
2020	79,500	(1,478)	1.48	0.72	3.57
2022	13,044	(451)	1.75	0.75	5.93
2023	42,200	(1,946)	1.90	0.76	6.60
2024	8,900	(494)	1.99	0.65	7.51
2025	15,322	(862)	2.04	0.65	8.38
2026	26,885	(20)	1.46	0.78	9.87
2043	12,380	(3,598)	2.99	0.81	26.63
Total	$369,671	$(9,163)	1.41%	0.74%	4.38

December 31, 2015:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2016	$48,000	$(83)	0.80%	0.39%	0.77
2017	74,750	(445)	1.21	0.41	1.59
2018	71,529	80	1.11	0.34	2.28
2020	119,893	220	1.51	0.33	4.36
2022	19,444	86	1.76	0.34	6.51
2023	131,400	(1,367)	2.10	0.38	7.39
2024	9,200	11	1.99	0.32	8.26
2025	58,560	(5)	2.06	0.33	9.32
2043	21,067	(1,967)	3.03	0.36	27.39
Total	$553,843	$(3,470)	1.63%	0.36%	5.67
The following tables provide information about the Company's fixed receiver interest rate swaps as of September 30, 2016 and December 31, 2015.
September 30, 2016:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$9,700	$1,355	0.68%	3.00%	8.79
Total	$9,700	$1,355	0.68%	3.00%	8.79
December 31, 2015:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$9,700	$857	0.32%	3.00%	9.55
Total	$9,700	$857	0.32%	3.00%	9.55
Futures
The following table provides information about the Company's short positions in Eurodollar futures as of September 30, 2016 and December 31, 2015.
September 30, 2016:

Maturity	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
2016	$(3,000)	$—	2.67
2017	(9,000)	(4)	8.66
Total	$(12,000)	$(4)	7.16

December 31, 2015:

Maturity	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
2016	$(12,000)	$10	7.13
2017	(9,000)	8	17.79
Total	$(21,000)	$18	11.70
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
As of September 30, 2016 and December 31, 2015, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	September 30, 2016				December 31, 2015
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$56,383	$59,180	$59,322	$142	$60,291	$61,638	$61,753	$115
Liabilities	4,510	4,747	4,744	(3)	23,418	24,208	24,159	(49)
	60,893	63,927	64,066	139	83,709	85,846	85,912	66
Sale contracts:
Assets	(119,179)	(129,253)	(129,221)	32	(170,800)	(181,476)	(181,174)	302
Liabilities	(399,832)	(424,546)	(425,149)	(603)	(252,746)	(268,973)	(269,288)	(315)
	(519,011)	(553,799)	(554,370)	(571)	(423,546)	(450,449)	(450,462)	(13)
Total TBA securities, net	$(458,118)	$(489,872)	$(490,304)	$(432)	$(339,837)	$(364,603)	$(364,550)	$53

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in Financial derivatives-assets at fair value and Financial derivatives-liabilities at fair value on the Consolidated Balance Sheet.

The tables below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the nine month period ended September 30, 2016 and the year ended December 31, 2015:

Derivative Type	Nine Month Period Ended September 30, 2016	Year Ended December 31, 2015
	(In thousands)
Interest rate swaps	$469,955	$525,037
TBAs	480,208	606,665
Interest rate swaptions	—	5,223
Futures	17,400	5,308

Gains and losses on the Company's financial derivatives for the three and nine month periods ended September 30, 2016 and 2015 are summarized in the tables below:

	Three Month Period Ended September 30, 2016
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(241)	$(1,089)	$(1,330)	$(385)	$3,071	$2,686
TBAs		(2,591)	(2,591)		521	521
Futures		1	1		8	8
Total	$(241)	$(3,679)	$(3,920)	$(385)	$3,600	$3,215

	Three Month Period Ended September 30, 2015
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(1,044)	$(19)	$(1,063)	$(1,066)	$(13,559)	$(14,625)
Swaptions		(500)	(500)		17	17
TBAs		(1,689)	(1,689)		(813)	(813)
Total	$(1,044)	$(2,208)	$(3,252)	$(1,066)	$(14,355)	$(15,421)

	Nine Month Period Ended September 30, 2016
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(3,421)	$(10,040)	$(13,461)	$336	$(5,621)	$(5,285)
TBAs		(8,065)	(8,065)		(486)	(486)
Futures		3	3		(21)	(21)
Total	$(3,421)	$(18,102)	$(21,523)	$336	$(6,128)	$(5,792)

	Nine Month Period Ended September 30, 2015
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(3,900)	$(4,826)	$(8,726)	$(1,647)	$(8,147)	$(9,794)
Swaptions		(500)	(500)		(79)	(79)
TBAs		(6,612)	(6,612)		615	615
Total	$(3,900)	$(11,938)	$(15,838)	$(1,647)	$(7,611)	$(9,258)

As of September 30, 2016, the Company also held short positions in U.S. Treasury securities, with a principal amount of $76.5 million and a fair value of $77.3 million. As of December 31, 2015, the Company also held short positions in U.S. Treasury securities, with a principal amount of $79.6 million and a fair value of $78.4 million. Such securities are included on the Company's Consolidated Balance Sheet under the caption U.S. Treasury securities sold short, at fair value.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of each of September 30, 2016 and December 31, 2015, the Company had outstanding borrowings under repurchase agreements with thirteen counterparties.
The following table details the Company's outstanding borrowings under repurchase agreements as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$521,831	0.70%	15	$666,124	0.52%	14
31-60 days	298,063	0.70	47	336,350	0.53	45
61-90 days	248,083	0.74	76	89,142	0.70	74
91-120 days	74,956	0.76	109	131,103	0.53	106
121-150 days	2,150	0.75	137	—	—	—
151-180 days	13,879	0.82	165	—	—	—
Total	$1,158,962	0.72%	44	$1,222,719	0.54%	37
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of September 30, 2016 and December 31, 2015, the fair value of RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.2 billion and $1.3 billion, respectively. Collateral transferred under outstanding borrowings as of September 30, 2016 includes RMBS in the amount of $37.0 million that were sold prior to period end but for which such sale had not yet settled. Collateral transferred under outstanding borrowings as of December 31, 2015 includes RMBS in the amount of $63.4 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $16.8 million and additional securities with a fair value of $0.5 million as of September 30, 2016 as a result of margin calls from various counterparties. The Company posted additional net cash collateral of $20.7 million and additional securities with a fair value of $2.0 million as of December 31, 2015 as a result of margin calls from various counterparties.
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
The following tables present information about certain assets and liabilities representing financial instruments as of September 30, 2016 and December 31, 2015. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
September 30, 2016:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$1,641	$(1,586)	$—	$—	$55
Reverse repurchase agreements	77,932	(77,932)	—	—	—
Liabilities:
Financial derivatives–liabilities	(9,885)	1,586	—	8,042	(257)
Repurchase agreements	(1,158,962)	77,932	1,064,279	16,751	—

(1)	In the Company's Consolidated Balance Sheet, all balances associated with the repurchase agreements and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of September 30, 2016 were $1.21 billion. As of September 30, 2016 total cash collateral on financial derivative assets and liabilities excludes $1.8 million and $6.7 million, respectively of net excess cash collateral.

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

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of September 30, 2016 and 2015, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three and nine month periods ended September 30, 2016 and 2015:

(In thousands except for share amounts)	Three Month Period Ended September 30, 2016	Three Month Period Ended September 30, 2015	Nine Month Period Ended September 30, 2016	Nine Month Period Ended September 30, 2015
Numerator:
Net income	$6,626	$(4,817)	$9,895	$(949)
Denominator:
Basic and diluted weighted average shares outstanding	9,119,111	9,140,452	9,119,164	9,146,301
Basic and Diluted Earnings Per Share	$0.73	$(0.53)	$1.09	$(0.10)
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
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For the three month periods ended September 30, 2016 and 2015, the total management fee incurred was $0.5 million and $0.6 million, respectively. For the nine month periods ended September 30, 2016 and 2015, the total management fee incurred was $1.6 million and $1.8 million, respectively.
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
For the nine month periods ended September 30, 2016 and 2015 the Company reimbursed the Manager $1.5 million and $1.2 million, respectively, for previously incurred operating and compensation expenses.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of September 30, 2016 and December 31, 2015, there were 9,127,039 and 9,135,103 common shares outstanding, respectively. No preferred shares have been issued.
During the three month periods ended September 30, 2016 and 2015, the Board of Directors authorized dividends totaling $0.40 per share and $0.45 per share, respectively. Total dividends declared during the three month periods ended September 30, 2016 and 2015 were $3.7 million and $4.1 million, respectively. During the nine month periods ended September 30, 2016 and 2015, the Board of Directors authorized dividends totaling $1.25 per share and $1.55 per share, respectively. Total dividends declared during the nine month periods ended September 30, 2016 and 2015 were $11.4 million and $14.2 million, respectively.

Detailed below is a roll forward of the Company's common shares outstanding for the three and nine month periods ended September 30, 2016 and 2015:

	Three Month Period Ended		Nine Month Period Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Common Shares Outstanding (6/30/2016, 6/30/2015, 12/31/2015, and 12/31/2014, respectively)	9,117,183	9,149,274	9,135,103	9,149,274
Share Activity:
Restricted shares issued	9,856	9,228	9,856	9,228
Shares repurchased	—	(23,481)	(17,920)	(23,481)
Common Shares Outstanding (9/30/2016, 9/30/2015, 9/30/2016, and 9/30/2015, respectively)	9,127,039	9,135,021	9,127,039	9,135,021
Unvested restricted shares outstanding (9/30/2016, 9/30/2015, 9/30/2016, and 9/30/2015, respectively)	16,018	9,228	16,018	9,228
The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at September 30, 2016:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	9,856	September 13, 2016	September 12, 2017
Partially dedicated employees:
	3,157	December 15, 2015	December 15, 2016
	324	December 15, 2015	December 31, 2016
	2,359	December 15, 2015	December 15, 2017
	322	December 15, 2015	December 31, 2017

(1)	Date at which such restricted shares will vest and become non-forfeitable.
On August 13, 2013, the Company's Board of Trustees approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and the Company's financial performance, among other considerations. During the nine month period ended September 30, 2016, the Company purchased 17,920 common shares at an aggregate cost of $0.2 million, and an average price per share of $10.94. No shares were repurchased in the three month period ended September 30, 2016. From inception of the share repurchase program through September 30, 2016, the Company has purchased 47,481 common shares at an aggregate cost of $0.6 million, and an average price per share of $12.03.
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

In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of September 30, 2016 and December 31, 2015 and management is not aware of any significant contingencies at September 30, 2016.

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
We were formed through an initial strategic venture among affiliates of Ellington, an investment management firm and registered investment adviser with a 21-year history of investing in a broad spectrum of mortgage-backed securities and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." As of September 30, 2016, the Blackstone Funds owned approximately 29% of our outstanding common shares.
We are externally managed and advised by our Manager, an affiliate of Ellington.
We use leverage in our Agency RMBS strategy and, while we have not done so meaningfully to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of September 30, 2016, we had outstanding borrowings under repurchase agreements in the amount of $1.2 billion with thirteen counterparties.
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
As of September 30, 2016, our book value per share was $15.70 as compared to $15.38 as of June 30, 2016 and $15.86 as of December 31, 2015.
Trends and Recent Market Developments
Key trends and recent market developments for the mortgage-backed security, or "MBS," market include the following:

•
U.S. Federal Reserve and U.S. Monetary Policy—In September 2016, the U.S. Federal Reserve, or "Federal Reserve," maintained its target range for the federal funds rate and its existing policy of reinvesting principal payments from its U.S. Treasury security and Agency RMBS holdings;

•
Housing and Mortgage Market Statistics—Data released by S&P Dow Jones Indices for its S&P CoreLogic Case-Shiller Indices for August showed a continuation of mid-single-digit home price appreciation nationally; meanwhile, the Freddie Mac survey 30-year mortgage rate ended the third quarter of 2016 at 3.42%, down slightly from 3.48% at the end of the second quarter of 2016;

•	Prepayment Rate Trends—Prepayment rates increased significantly throughout the third quarter, primarily driven by low mortgage rates throughout the quarter;

•
Government Sponsored Enterprise, or "GSE," and Government Agency Developments—The Federal Housing Finance Agency, or "FHFA," and the GSEs continued to announce program and policy changes and clarifications intended to increase mortgage credit availability;

•
Portfolio Overview and Outlook—Bolstered by high demand from both domestic and overseas investors, prices of 30-year fixed rate Agency RMBS increased over the course of the third quarter, even while interest rates rose slightly and overall prepayment rates increased. In the overall Agency RMBS market, prepayment speeds rose significantly during the third quarter in response to sustained low mortgage rates. However, our Agency portfolio, which is concentrated in investments in specified pools with inherent prepayment protection characteristics, had a much lower quarter-over-quarter increase in prepayment speeds. Despite the higher prepayment speeds and heightened prepayment risk, yield spreads in most Agency mortgage sectors have not widened. Fundamentals underlying non-Agency RMBS, led by a stable housing market, continue to be strong and this sector also performed well over the course of the third quarter.

Federal Reserve and U.S. Monetary Policy
On September 21, 2016, the Federal Open Market Committee, or "FOMC," announced that it would maintain the target range for the federal funds rate at 0.25% to 0.50%. In its September statement following the meeting, the FOMC indicated that economic activity has picked up from the modest pace seen in the first half of the year, and the labor market has continued to strengthen. The FOMC also stated that it expects that with gradual adjustments in the stance of monetary policy, the expansion of economic activity and the strengthening of the labor market will continue. Additionally, the FOMC indicated that it expects economic conditions to evolve in such a way that only gradual increases in the federal funds rate will be warranted, and that the federal funds rate is likely to remain, for some time, below prevailing longer run levels.
Over the course of the third quarter, the 10-year U.S. Treasury yield increased by 12 basis points, from 1.47% as of June 30, 2016 to 1.59% as of September 30, 2016. We believe that there remains substantial risk that interest rates will increase from current levels, driven by a tightening of Federal Reserve monetary policy in response to employment and economic growth in the United States and other factors. The risk of rising interest rates reinforces the importance of our ability, subject to our qualifying and maintaining our qualification as a REIT, to hedge interest rate risk in both our Agency RMBS and non-Agency MBS portfolios using a variety of tools, including forward-settling To-Be-Announced Agency pass-through certificates, or "TBAs," interest rate swaps, and various other instruments. Additional uncertainty surrounds the Federal Reserve's timeline to curtail its reinvestment of principal payments from its U.S. Treasury security and Agency RMBS holdings. The current pace of monthly reinvestments under this program is approximately $42 billion, thus providing significant market support.

Housing and Mortgage Market Statistics
The following table demonstrates the decline in residential mortgage delinquencies and foreclosure inventory on a national level, as reported by CoreLogic in its July and August 2016 National Foreclosure Reports:

	As of
Number of Units (In thousands)	August 2016	May 2016	August 2015
Seriously Delinquent Mortgages(1)	1,085	1,123	1,366
Foreclosure Inventory	351	390	499

(1)	Seriously Delinquent Mortgages are ninety days and over in delinquency and include foreclosures and real estate owned, or "REO," property.
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
Monthly housing starts provide another indicator of market fundamentals. The following table shows the trailing three-month average housing starts for the periods referenced:

	As of
Number of Units (In thousands)	September 2016	June 2016
Single-family	759	755
Multi-family	367	393
Source: U.S. Census Bureau
As of September 2016, average single-family housing starts during the trailing three months increased by 0.5% as compared to June 2016, while multi-family housing starts decreased by approximately 6.5% during the same period.
Through the third quarter of 2016, mid-single-digit home price appreciation continued, albeit at a somewhat more modest pace. Data released by S&P Dow Jones Indices for its S&P CoreLogic Case-Shiller Indices for August 2016 showed that, on average, home prices posted a 5.1% year-over-year increase for its 20-City Composite and a 4.3% year-over-year increase for its 10-City Composite, after seasonal adjustments. Additionally, as indicated in the table above, as of August 2016, the national inventory of foreclosed homes fell to 351,000 units, a 29.6% decline when compared to August 2015; this represented the fifty-eighth consecutive month with a year-over-year decline and the lowest level since October 2007. As a result, there are many fewer unsold foreclosed homes hanging over the housing market than there were a year ago. We believe that near-term home price trends are more likely to be driven by fundamental factors such as economic growth, mortgage rates, and affordability, rather than by technical factors such as shadow inventory. Shadow inventory represents the number of properties that are seriously delinquent, in foreclosure, or held as REO by mortgage servicers, but not currently listed on a multiple listing service.
On October 7, 2016, the U.S. Bureau of Labor Statistics, or "BLS," reported that, in September 2016, the U.S. unemployment rate was 5.0%, down from 5.1% a year earlier and at levels generally considered consistent with an economy near full employment. In light of the drop in the labor force participation rate since the financial crisis, another, perhaps more relevant, measure of labor market conditions is employment growth. The BLS also reported that non-farm payrolls rose by 156,000 in September 2016. This year through September 2016, job growth has averaged 178,000 per month, compared with an average of 229,000 per month for the comparable period in 2015.The change in total non-farm payroll employment for July was revised down from 275,000 to 252,000, and the change for August was revised up from 151,000 to 167,000. With these revisions, employment gains in July and August combined were 7,000 lower than previously reported. Over the past three months, job gains have averaged 192,000 per month.
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
Prepayment Rate Trends
Prepayment rates increased significantly during the third quarter of 2016, driven primarily by refinancing volume resulting from recent declines in mortgage rates. The Mortgage Bankers Association's Refinance Index, which measures refinancing application volumes, reached a one-year high on July 8, 2016. Prepayment rates slowed slightly in September, but remained elevated. The post-Brexit vote decline in U.S. Treasury yields in late June sent already-low mortgage rates even lower in the third quarter, which spurred further increased refinancing activity. Because of the time that it takes for a refinancing application to result in an actual prepayment, the increase in prepayment rates was not fully reflected until August. Factors that continue to inhibit prepayment activity include: (i) home price declines during the financial crisis, which has left some borrowers with minimal or negative home equity; (ii) more restrictive underwriting guidelines, even for refinancings; and (iii) increased origination costs, especially related to underwriting and compliance. More recently, increases in mortgage banking industry staffing, improvements in technology, and modest relaxations in underwriting standards may be serving to offset a portion of these inhibitions on prepayment activity. The foregoing factors and developments have resulted in substantial variations in prepayment rates between Agency pools as a function of loan-to-value, or "LTV," ratio, loan balance, credit score, loan servicer, geography, property type, loan purpose, and other factors. In recognition of the importance of these underlying characteristics on prepayment behavior, the MBS market continues to promote the creation of "specified" Agency pools that emphasize or de-emphasize many of these characteristics, such as pools where the principal balance of every underlying mortgage loan is below $85,000. The Making Homes Affordable, or "MHA," refinancing program, which was initiated in response to the housing market crisis, has facilitated the origination of many of these kinds of specified Agency pools. We expect that the ongoing origination of Agency pools with a wide variety of loan characteristics will continue to create opportunities for us to exploit the resulting differences in prepayments.
While refinancing activity overall has been slower in recent periods relative to earlier periods when mortgage rates were at comparable levels, recent trends suggest an ongoing divergence between the refinancing behavior of lower balance loans and higher balance loans. As illustrated in the figure below, the average loan size of refinance applications has increased over the past three years, with a 35.4% increase from March 2013 through September 2016. This steady increase in average loan sizes of mortgage refinances is reflective of a number of changes related to borrower behavior and mortgage credit availability in recent years.

MBA Refinance Index (Application Volume)
Average Refinance Application Loan Size ($ thousands, trailing 4-week average)
6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
320
300
280
260
240
220
200
180
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
MBA Refinance Index
Average Refinance Application Loan Size (Trailing 4-Week Average)

As shown in the figure above, higher loan balance borrowers tend to be more reactive to refinancing incentives, especially following steep declines in rates over a short period. After swift drops in mortgage rates in October 2014, January 2015, March 2015, the first six weeks of 2016 and late June 2016, the average refinanced loan size spiked, reflecting a surge in higher loan balance borrowers reacting to the recent decline in mortgage rates. This greater prepayment sensitivity for higher loan size borrowers is well established, and is due in part to greater awareness among such borrowers about refinancing opportunities, as well as greater absolute dollar incentives to refinance relative to lower loan size borrowers.

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
In addition, since the financial crisis, financial reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, or "Dodd-Frank Act," and qualified mortgage, or "QM," mortgage guidelines, have dramatically increased the costs of underwriting, especially for niche products such as second lien and adjustable rate mortgages. Banks have reduced their footprint in the mortgage lending space as the scars of the financial crisis and higher capital requirements have increased the costs of doing business. More recently, market share has shifted to non-bank lenders, which do not face the same regulatory capital requirements as banks for servicing mortgages, and which possess superior technology to better assist borrowers in making more efficient refinancing decisions.
The shift in mortgage banking industry market share to more efficient non-bank lenders has contributed to the increase in aggregate prepayment speeds. For example, Quicken Loans Inc., or "Quicken," has become one of the leaders in efficient mortgage refinancing in recent years. As shown in the figure below, prepayment speeds on Quicken loans are among some of the fastest in the industry; however, Quicken may not continue to be the outlier that it used to be, as improved technology continues to be adopted by other lenders. In the figure below, we show the 3-month constant prepayment rate, or "CPR," for Freddie Mac 30-year fixed rate mortgages with original loan balances between $200,000 and $400,000, loan ages between 12 and 47 months, and with interest rates that are 50 to 100 basis points above then current market rates. While in recent years Quicken prepayment speeds were consistently as much as 10 to 20 CPR faster than those of other servicers during prepayment spikes, this differential has almost entirely evaporated in the past few months. Ultimately, technology-driven, industrywide increases in prepayment efficiency may put pressure on MBS prices and/or reduce the excess yield spread enjoyed by MBS investors.
As improved technology spreads, we believe that the lending industry will change in two important ways. First, more efficient mortgage origination should mean that some cost savings will be passed on to borrowers. Smaller balance loans, which are disproportionately used by lower income borrowers, should respond the most from a reduction in the fixed components of origination costs. Second, overall prepayment behavior should continue to grow in efficiency, as demonstrated by the higher prepayment speeds of mortgage loans serviced by Quicken and other non-bank mortgage originators. Assessing the ongoing evolution of these industrywide changes, including studying servicer-specific trends, is of increasing importance in investing in both specified pools and TBAs.

Prepayment Speeds of Bank vs Non-Bank Servicers
(Seasoned In-the-Money Freddie Mac Loans)
3-Month CPR
50
45
40
35
30
25
20
15
10
5
0
Aug-13
Nov-13
Feb-14
May-14
Aug-14
Nov-14
Feb-15
May-15
Aug-15
Nov-15
Feb-16
May-16
Aug-16
Bank
Non-Bank
Quicken

GSE/Government Agency Developments
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
On August 25, 2016, the FHFA announced that the two GSEs will implement a new streamlined refinancing program aimed at borrowers with high LTV ratios. The new program, which will not be available until October 2017, will be available for GSE borrowers who are current on their mortgage but are presently unable to refinance because their LTV ratio exceeds the maximum limits currently allowed by the GSEs. The FHFA's stated objective in implementing this program is to enable high LTV borrowers to refinance when rates are low, thus making their mortgages more affordable, and in turn reducing credit risk exposure for the GSEs. In order to ensure that high LTV borrowers who are eligible for the Home Affordable Refinance Program ("HARP") will not be without a refinancing option before the new program becomes available, the FHFA has created a bridge to the new program by extending the HARP program through September 30, 2017. The new program should have a muted impact on prepayment speeds because only a small amount of loans not currently utilizing HARP will have high enough LTV ratios to qualify.
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
Portfolio Overview and Outlook
General Market Overview
During the third quarter, U.S. interest rates trended somewhat higher and many measures of implied volatility reached multi-year lows. The large and frequent swings in interest rates that characterized the early part of 2016 were comparatively absent in the third quarter. Bias toward accommodative monetary policy by global central banks, in response to continued sluggish growth, contributed to the lower volatility and increased investor appetite for risk-taking. Negative yields persisted throughout the quarter for many high quality sovereign bonds maintaining the global shortage of high quality, positive-yielding liquid fixed income investments. As a result, the higher yields and favorable liquidity offered by Agency RMBS continued to fuel demand from investors, especially those in search of high credit quality assets. This demand helped support Agency RMBS prices despite rising interest rates and increasing prepayment speeds. Many credit sensitive U.S. fixed income sectors, including non-Agency RMBS and high-yield corporate bonds, also performed well in the quarter, driven by investor demand for yield.
Since its December 2015 initial increase in the target range for the federal funds rate, which followed a long period of monetary policy easing actions, the Federal Reserve has not announced any additional interest rate increases. Concerns around a global economic slowdown, as well as mixed data regarding the state of the U.S. economy, have led the Federal Reserve to delay the timing and expected pace of increases in the target range. However, as market developments occur, speculation about when the Federal Reserve will resume its plan to increase rates continues to be a significant factor in the direction of interest rates.
The yield curve continued to flatten over the course of the third quarter, although less dramatically than it had in the second quarter. The 10-year U.S. Treasury yield increased 12 basis points to 1.59%, while the 2-year U.S. Treasury yield increased 18 basis points to 0.76%. Despite the rise in interest rates, the drop in interest rate volatility helped keep mortgage rates low over the course of the quarter; the Freddie Mac survey 30-year mortgage rate actually declined 6 basis points over the course of the quarter, and fell as low as 3.41% on July 7th, its lowest level since May 2013. In response, the Mortgage Bankers Association Refinance Index, which tracks the volume of mortgage loan refinancing applications, reached a one-year high on July 8, 2016.
Agency
As of September 30, 2016, the value of our long Agency bond portfolio was $1.215 billion, as compared to $1.206 billion as of June 30, 2016 and $1.211 billion as of December 31, 2015.
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
Bolstered by high demand from both domestic and overseas investors, prices of 30-year fixed rate Agency RMBS increased over the course of the third quarter, even while interest rates rose slightly and overall prepayment rates increased. Overall prepayment rates reached their highest levels since 2012, and exceeded most sell-side estimates. Newer mortgages originated by non-bank lenders have been prepaying at a particularly fast pace. Strong borrower credit, high mortgage loan balances, and enhanced originator/servicer technology and infrastructure each played a role in the increased prepayment speeds.
Although specified pools with prepayment protection features also experienced a quarter-over-quarter increase in overall prepayment speeds, this increase was significantly less than that of generic pools, and accounted for the relative outperformance of specified pools relative to generic pools during the quarter. Specified pools include loans with low principal balances, for example. Such loans continue to show much more muted prepayment responses to lower mortgage rates. Our Agency RMBS portfolio, which remains concentrated in specified pools, was well insulated from the large increase in generic pool prepayment rates during the quarter. We believe that specified pools will continue to outperform generic pools as the presence of the Federal Reserve (which focuses its purchases on generic pools) shrinks in the Agency RMBS market and as newer vintage Agency RMBS prepayment speeds remain high. In the current climate of elevated prepayment speeds, relative pricing among the many sectors of the Agency RMBS market, including both the generic "TBA" sectors and the many sub-sectors of the specified pool market, is often highly inefficient, and so careful asset selection remains of paramount importance.
During the third quarter, higher short-term interest rates lowered the cost of our interest rate swap hedges, but for technical reasons the higher rates did not lead to materially higher Agency RMBS repo borrowing costs. As a result of changes in money market fund regulations, there has been a significant investor shift away from "prime" money market funds, which under the new regulations are now susceptible to daily changes in their share prices, and into "government" money market funds. Because government money market funds are among the biggest providers of Agency RMBS repo, the increased assets of these funds has resulted in an increase in the supply of Agency RMBS repo financing, thereby putting downward pressure on the cost of Agency RMBS repo, and largely offsetting the increase in short-term interest rates.
For the quarter ended September 30, 2016, we had total net realized and unrealized gains of $2.6 million, or $0.29 per share, on our aggregate Agency RMBS portfolio, while we had total net realized and unrealized losses of $(0.4) million, or $(0.04) per share, on our interest rate hedging portfolio, including U.S. Treasury securities. Average pay-ups on our specified pools increased to 1.07% as of September 30, 2016, from 1.03% as of June 30, 2016. Pay-ups are price premiums for specified pools relative to their TBA counterparts.
During the third quarter, we continued to use short positions in TBAs to hedge interest rate risk. TBAs underperformed specified pools during the quarter as more investors sought pools with prepayment protection. Because we held a net short position in TBAs against our long position in specified pools, this underperformance of TBAs relative to specified pools benefited our results for the quarter. To the extent that prepayment rates remain elevated, we believe that the underperformance of generic pools relative to specified pools will persist.
We actively traded our Agency RMBS portfolio during the quarter in order to capitalize both on sector rotation opportunities and trading opportunities. Our portfolio turnover for the quarter was 24% (as measured by sales and excluding paydowns), and we captured net realized gains of $2.7 million, excluding hedges.
During the third quarter, we continued to focus our Agency RMBS purchasing activity primarily on specified pools, especially those with higher coupons. As of September 30, 2016, the weighted average coupon on our fixed rate specified pools was 3.9%, as compared to 4.0% for June 30, 2016. As of September 30, 2016, the size of our Agency RMBS portfolio was relatively unchanged as compared to June 30, 2016. Our Agency RMBS portfolio continues to include a small allocation to Agency IOs. We also pared back our holdings of reverse mortgage pools, following their significant spread tightening throughout the quarter. We continue to view reverse mortgage pools (and derivatives thereon) as an attractive and inefficiently priced asset class. Overall, we believe that there remains a heightened risk of substantial interest rate and mortgage prepayment volatility in the near term, thus reinforcing the importance of our ability to hedge our Agency RMBS portfolio using a variety of tools, including TBAs.
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
The following table summarizes prepayment rates for our portfolio of fixed rate specified pools (excluding those backed by reverse mortgages) for the three month periods ended September 30, 2016, June 30, 2016, March 31, 2016, and December 31, 2015.

	Three Month Period Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015(2)
Three Month Constant Prepayment Rates(1)	12.7%	10.1%	7.1%	6.5%

(1)	Excludes Agency fixed rate RMBS without any prepayment history.

(2)	Prior period calculation methodology has been conformed to current period calculation methodology.

The following table provides details about the composition of our portfolio of fixed rate specified pools (excluding those backed by reverse mortgages) as of September 30, 2016 and December 31, 2015.

		September 30, 2016			December 31, 2015
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
Fixed rate Agency RMBS:		(In thousands)			(In thousands)
15-year fixed rate mortgages:
	3.00	$32,920	$34,695	19	$49,894	$51,566	24
	3.50	91,855	97,783	17	102,118	107,442	13
	4.00	9,995	10,822	27	10,534	11,253	21
Total 15-year fixed rate mortgages		134,770	143,300	18	162,546	170,261	17
20-year fixed rate mortgages	4.00	10,710	11,660	15	18,477	19,830	13
30-year fixed rate mortgages:
	3.00	24,521	25,654	18	29,515	29,571	36
	3.50	236,537	252,311	17	137,826	142,821	22
	4.00	388,456	421,936	15	343,776	365,952	15
	4.50	177,866	197,066	19	266,547	290,517	14
	5.00	51,111	57,206	32	61,541	68,208	23
	5.50	1,867	2,104	116	2,261	2,524	107
	6.00	993	1,143	120	1,058	1,201	111
Total 30-year fixed rate mortgages		881,351	957,420	18	842,524	900,794	18
Total fixed rate Agency RMBS		$1,026,831	$1,112,380	18	$1,023,547	$1,090,885	18
Our net Agency premium as a percentage of our long Agency RMBS holdings is one metric that we use to measure our overall prepayment risk. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on long Agency RMBS holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe we are exposed to market-wide increases in Agency RMBS prepayments. As of September 30, 2016, our net Agency premium as a percentage of fair value on long Agency RMBS holdings was approximately 5.1% as compared to 5.2%, as of June 30, 2016. Excluding TBA positions used to hedge our long Agency RMBS portfolio, our Agency premium as a percentage of fair value was approximately 7.8% and 7.7% as of September 30, 2016 and June 30, 2016, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
We believe that our adaptive and active style of portfolio management is well suited to the current MBS market environment, which continues to be shaped by heightened prepayment risk,shifting central bank policies, regulatory changes, and developing technologies.
Non-Agency
As of September 30, 2016, the value of our long non-Agency portfolio was $17.9 million, as compared to $22.8 million as of June 30, 2016 and $31.4 million as of December 31, 2015.
Non-Agency RMBS performed well during the third quarter. As the case has been for some time, the fundamentals underlying non-Agency RMBS, led by a stable housing market, continue to be strong. Our non-Agency portfolio benefited from strong yields, appreciation from our held positions, and net realized gains from positions sold. On a quarter-over-quarter basis, our non-Agency RMBS portfolio declined in size. To the extent that more attractive entry points develop in non-Agency RMBS, we may increase our capital allocation to this sector.
Financing
Over the course of the third quarter our cost of repo financing was effectively unchanged relative to the second quarter. Our weighted average borrowing rate for the quarter ended September 30, 2016 was 0.71% as compared to 0.70% for the quarter ended June 30, 2016. As an indirect consequence of money market reform rules that became effective in October 2016, higher short-term interest rates in the third quarter did not lead to higher repo costs. Under the new rules which were promulgated by the Securities Exchange Commission, prime institutional money-market funds, which invest in short-term debt securities and cater to institutions such as retirement-plan sponsors, will have to allow their prices to fluctuate daily based on the current market value of their holdings, rather than maintaining a fixed net asset value, or NAV, of $1 a share. This floating-NAV rule does not apply to government and retail money market funds. As a result of these new rules, there has been a significant increase in the AUM of government money market funds and a corresponding decrease in AUM of prime money market funds. Because government money market funds are among the biggest providers of Agency RMBS repo, the increased AUM of these entities resulted in an increase in available Agency repo financing, thereby putting downward pressure on the cost of repo.
While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as banks, are becoming more active in providing repo financing. The vast majority of our outstanding repo financing is still provided by banks and bank affiliates; however, in limited amounts, we have also entered into repo agreements with non-bank dealers. In general, we continue to see strong appetite and competitive terms from both types of lenders.
Our debt-to-equity ratio was to 8.1:1 as of September 30, 2016 as compared to 8.6:1 as of June 30, 2016, and 8.4:1 as of December 31, 2015. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 8.2:1 as of September 30, 2016 and 8.1:1 as of each of June 30, 2016 and December 31, 2015. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions.
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
We follow the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or to 2015, 2014, or 2013 (its open tax years). In the normal course of business, we may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period, 2015, 2014, and 2013 (our open tax years). We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions; we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in the consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

Financial Condition
Investment portfolio
The following tables summarize our mortgage-backed securities portfolio of as of September 30, 2016 and December 31, 2015:

	September 30, 2016					December 31, 2015
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed rate mortgages	$134,770	$143,300	$106.33	$141,566	$105.04	$162,546	$170,261	$104.75	$170,385	$104.82
20-year fixed rate mortgages	10,710	11,660	108.87	11,530	107.66	18,477	19,830	107.32	19,754	106.91
30-year fixed rate mortgages	881,351	957,420	108.63	940,520	106.71	842,524	900,794	106.92	896,356	106.39
ARMs	30,645	32,341	105.53	32,179	105.01	36,433	38,530	105.76	38,629	106.03
Reverse mortgages	57,088	63,677	111.54	62,941	110.25	68,690	73,692	107.28	75,205	109.48
Total Agency RMBS	1,114,564	1,208,398	108.42	1,188,736	106.65	1,128,670	1,203,107	106.60	1,200,329	106.35
Non-Agency RMBS	23,591	17,896	75.86	16,743	70.97	48,408	31,401	64.87	30,395	62.79
Total RMBS(2)	1,138,155	1,226,294	107.74	1,205,479	105.92	1,177,078	1,234,508	104.88	1,230,724	104.56
Agency IOs	n/a	6,840	n/a	8,730	n/a	n/a	7,758	n/a	8,491	n/a
Total mortgage-backed securities		1,233,134		1,214,209			1,242,266		1,239,215
U.S. Treasury securities sold short	(76,495)	(77,263)	101.00	(76,332)	99.79	(79,550)	(78,447)	98.61	(79,003)	99.31
Reverse repurchase agreements	77,932	77,932	100.00	77,932	100.00	78,632	78,632	100.00	78,632	100.00
Total		$1,233,803		$1,215,809			$1,242,451		$1,238,844

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Excludes Agency IOs.
The vast majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency CMOs. Within this strategy, we generally target Agency RMBS pools that, taking into account their particular composition and based on our prepayment projections: (1) should generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) should have less prepayment sensitivity to government policy shocks and/or (3) should create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months when actual prepayment experience can be observed. As of both September 30, 2016 and December 31, 2015, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
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

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of September 30, 2016 and December 31, 2015:

(In thousands)	September 30, 2016	December 31, 2015
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$142	$115
TBA securities sale contracts	32	302
Fixed payer interest rate swaps	112	891
Fixed receiver interest rate swaps	1,355	857
Futures	—	18
Total financial derivatives–assets, at fair value	1,641	2,183
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(3)	(49)
TBA securities sale contracts	(603)	(315)
Fixed payer interest rate swaps	(9,275)	(4,361)
Futures	(4)	—
Total financial derivatives–liabilities, at fair value	(9,885)	(4,725)
Total	$(8,244)	$(2,542)
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
As of September 30, 2016, as part of our interest rate hedging program, we also held short positions in U.S. Treasury securities, with a total principal amount of $76.5 million and a fair value of $77.3 million. As of December 31, 2015, we also held short positions in U.S. Treasury securities, with a total principal amount of $79.6 million and a fair value of $78.4 million.

The composition and relative mix of instruments we use to hedge various risks may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of September 30, 2016 and December 31, 2015. We had no other borrowings outstanding.

	September 30, 2016			December 31, 2015
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$521,831	0.70%	15	$666,124	0.52%	14
31-60 days	298,063	0.70	47	336,350	0.53	45
61-90 days	248,083	0.74	76	89,142	0.70	74
91-120 days	74,956	0.76	109	131,103	0.53	106
121-150 days	2,150	0.75	137	—	—	—
151-180 days	13,879	0.82	165	—	—	—
Total	$1,158,962	0.72%	44	$1,222,719	0.54%	37
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. Because our strategy is flexible, dynamic, and opportunistic, our overall leverage will vary over time. As of September 30, 2016 and December 31, 2015, our total debt-to-equity ratio was 8.1 to 1 and 8.4 to 1, respectively. Collateral transferred with respect to our outstanding repo borrowings as of September 30, 2016 and December 31, 2015 had an aggregate fair value of $1.2 billion and $1.3 billion, respectively. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 8.2 to 1 and 8.1 to 1 as of September 30, 2016 and December 31, 2015, respectively. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions.
Shareholders' Equity
As of September 30, 2016, our shareholders' equity decreased to $143.3 million from $144.9 million as of December 31, 2015. This decrease principally consisted of dividends declared of $11.4 million and the repurchase of common shares of $0.2 million, partially offset by net income of $9.9 million and share based compensation of $0.1 million. As of September 30, 2016, our book value per share was $15.70 as compared to $15.86 as of December 31, 2015.

Results of Operations for the Three Month Periods Ended September 30, 2016 and 2015:
The following table summarizes our results of operations for the three month periods ended September 30, 2016 and 2015:

(In thousands except for per share amounts)	Three Month Period Ended September 30, 2016	Three Month Period Ended September 30, 2015
Net Interest Income
Net interest income	$4,817	$9,673
Expenses
Management fees	539	557
Other operating expenses	715	718
Total expenses	1,254	1,275
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	3,768	5,458
Net realized and change in net unrealized gains (losses) on financial derivatives	(705)	(18,673)
Total Other Income (Loss)	3,063	(13,215)
Net Income (Loss)	$6,626	$(4,817)
Net Income (Loss) Per Common Share	$0.73	$(0.53)
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

The table below reconciles Core Earnings and Core Earnings excluding Catch-up Premium Amortization Adjustment for the three month periods ended September 30, 2016 and 2015 to the line, Net Income (Loss), on our Consolidated Statement of Operations, which we believe is the most directly comparable U.S. GAAP measure:

(In thousands except for share amounts)	Three Month Period Ended September 30, 2016	Three Month Period Ended September 30, 2015
Net Income (Loss)	$6,626	$(4,817)
Less:
Net realized gains (losses) on securities	3,892	596
Net realized losses on financial derivatives, excluding periodic payments(1)	(3,679)	(2,208)
Change in net unrealized gains (losses) on securities	(124)	4,862
Change in net unrealized gains (losses) on financial derivatives, excluding accrued periodic payments(2)	3,600	(14,355)
Subtotal	3,689	(11,105)
Core Earnings	$2,937	$6,288
Catch-up Premium Amortization Adjustment	(1,448)	895
Core Earnings excluding Catch-up Premium Amortization Adjustment	4,385	5,393
Weighted Average Shares Outstanding	9,119,111	9,140,452
Core Earnings Per Share	$0.32	$0.69
Core Earnings Per Share excluding Catch-up Premium Amortization Adjustment	$0.48	$0.59

(1)
For the three month period ended September 30, 2016, represents Net realized gains (losses) on financial derivatives of $(3,920) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(241). For the three month period ended September 30, 2015, represents Net realized gains (losses) on financial derivatives of $(3,252) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(1,044).

(2)
For the three month period ended September 30, 2016, represents Change in net unrealized gains (losses) on financial derivatives of $3,215 less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(385). For the three month period ended September 30, 2015, represents Change in net unrealized gains (losses) on financial derivatives of $(15,421) less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(1,066).

Net Income (Loss)
The increase in net income (loss) period over period was principally due to net realized and net change in unrealized gains on securities and derivatives in the three month period ended September 30, 2016 as compared to net realized and net change in unrealized losses on securities and derivatives in the three month period ended September 30, 2015. Higher asset prices during the three month period ended September 30, 2016, fueled by increasing investor demand for high credit quality and attractive yielding assets, led to net realized and unrealized gains on our portfolio. Sharply lower interest rates led to net realized and unrealized losses on our derivatives during the three month period ended September 30, 2015. Our financial derivatives are principally comprised of instruments used to hedge interest rate risk. During the three month period ending September 30, 2016, net realized and unrealized gains on our portfolio of mortgage-backed securities more than offset the impact of losses on our interest rate hedges. Lower net interest income resulted in a commensurate decline in our Core Earnings.
Interest Income
Our portfolio as of both September 30, 2016 and 2015 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $7.0 million and $11.3 million in interest income on these securities for the three month periods ended September 30, 2016 and 2015, respectively. The period-over-period decrease in interest income resulted from lower yields on Agency RMBS and lower average holdings on both our Agency and non-Agency RMBS.

The following table details our interest income, average holdings of interest-earning assets, and weighted average yield based on amortized cost for the three month periods ended September 30, 2016 and 2015:

	Non-Agency(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three month period ended September 30, 2016	$498	$19,124	10.42%	$6,505	$1,195,150	2.18%	$7,003	$1,214,274	2.31%
Three month period ended September 30, 2015	$668	$27,878	9.57%	$10,648	$1,301,639	3.27%	$11,316	$1,329,517	3.40%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the three month periods ended September 30, 2016 and 2015, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities. Our total interest expense for the three month period ended September 30, 2016 was $2.3 million, of which $2.0 million represented interest expense on our repo borrowings and approximately $0.3 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the three month period ended September 30, 2015 was $1.6 million, of which $1.4 million represented interest expense on our repo borrowings and approximately $0.2 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period increase in our total interest expense resulted mainly from higher rates on our repo borrowings. In December 2015, for the first time in several years, the Federal Reserve increased the target range for the federal funds rate, to a range of 0.25%-to-0.50%, up 25 basis points from the prior range of 0.0%-to-0.25%; this increase has caused repo borrowing rates to increase. Our average outstanding repo borrowings for the three month period ended September 30, 2016 was $1.14 billion, resulting in an annualized average cost of funds of 0.71%. Our average outstanding repo borrowings for the three month period ended September 30, 2015 was $1.24 billion, resulting in an annualized average cost of funds of 0.43%.
The following table shows information related to our annualized average cost of funds for the three month periods ended September 30, 2016 and 2015.

($ in thousands)	Average Borrowed Funds	Interest Expense	Annualized Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
Three Month Period Ended September 30, 2016	$1,138,439	$2,030	0.71%	0.51%	1.15%
Three Month Period Ended September 30, 2015	$1,242,650	$1,357	0.43%	0.20%	0.51%
As an alternative cost of funds measure, we add to our repo interest cost the net periodic amounts paid or payable by us on our interest rate swaps and the interest expense that we incur on our short positions in U.S. Treasury securities, and express the total as an annualized percentage of our average outstanding borrowings. The total of our net periodic expense paid or payable under our interest rate swaps and our interest expense on our short positions in U.S. Treasury securities was $0.9 million for the three month period ended September 30, 2016, or 0.30% of our average outstanding repo borrowings on an annualized basis, thereby resulting in an annualized average cost of funds including interest rate swaps and short positions in U.S. Treasury securities of 1.01%. The total of our net periodic expense paid or payable under our interest rate swaps and the interest expense on our short positions in U.S. Treasury securities was $2.4 million for the three month period ended September 30, 2015, or 0.77% of our average outstanding borrowings on an annualized basis, thereby resulting in an annualized average cost of funds including interest rate swaps and short positions in U.S. Treasury securities of 1.21%. This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.
Management Fees
For the three month periods ended September 30, 2016 and 2015, our management fee expense was approximately $0.5 million and $0.6 million, respectively. The decrease in management fees period over period was due to our smaller capital base.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, and various other expenses incurred in connection with the operation of our business. Other operating expenses for each of the three month periods ended September 30, 2016 and 2015 were approximately $0.7 million. Our expense ratio, which represents our management fees and other operating expenses as a percentage of our average shareholders' equity, was 3.5% on an annualized basis for the three month period ended September 30, 2016, as compared to 3.3% for the three month period ended September 30, 2015. The increase in our annualized expense ratio was primarily due to a decrease in our average shareholders' equity for the three month period ended September 30, 2016 as compared to the three month period ended September 30, 2015.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gain (losses) on securities and financial derivatives. For the three month period ended September 30, 2016, other income was $3.0 million, and consisted of net realized and change in net unrealized gains of $3.7 million on our securities, primarily our Agency RMBS, partially offset by net realized and change in net unrealized losses of approximately $(0.7) million on our financial derivatives. Over the course of the quarter, and in light of their liquidity and their yield relative to other high credit quality investments such as sovereign debt, demand for Agency RMBS increased. This demand provided support to prices and yield spreads. In addition, during the quarter, as measured by sales and excluding paydowns, we turned over approximately 24% of our Agency RMBS portfolio and, as a result, for the three month period ended September 30, 2016, we generated net realized gains of $2.7 million on our Agency RMBS portfolio. Interest rate volatility was relatively low during the three month period ended September 30, 2016.
Other income (loss) for the three month period ended September 30, 2015 was $(13.2) million and consisted of net realized and change in net unrealized losses of $(18.7) million on our financial derivatives, partially offset by net realized and change in net unrealized gains of approximately $5.5 million on our securities, primarily Agency RMBS.
Results of Operations for the Nine Month Periods Ended September 30, 2016 and 2015:
The following table summarizes our results of operations for the nine month periods ended September 30, 2016 and 2015:

(In thousands except for per share amounts)	Nine Month Period Ended September 30, 2016	Nine Month Period Ended September 30, 2015
Net Interest Income
Net interest income	$17,696	$27,016
Expenses
Management fees	1,596	1,759
Other operating expenses	2,281	2,196
Total expenses	3,877	3,955
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	23,391	1,086
Net realized and change in net unrealized gains (losses) on financial derivatives	(27,315)	(25,096)
Total Other Income (Loss)	(3,924)	(24,010)
Net Income	$9,895	$(949)
Net Income Per Common Share	$1.09	$(0.10)
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
The table below reconciles Core Earnings and Core Earnings excluding Catch-up Premium Amortization Adjustment for the nine month periods ended September 30, 2016 and 2015 to the line, Net Income (Loss), on our Consolidated Statement of Operations, which we believe is the most directly comparable U.S. GAAP measure:

(In thousands except for share amounts)	Nine Month Period Ended September 30, 2016	Nine Month Period Ended September 30, 2015
Net Income (Loss)	$9,895	$(949)
Less:
Net realized gains (losses) on securities	9,003	8,760
Net realized losses on financial derivatives, excluding periodic payments(1)	(18,102)	(11,938)
Change in net unrealized gains (losses) on securities	14,388	(7,674)
Change in net unrealized gains (losses) on financial derivatives, excluding accrued periodic payments(2)	(6,128)	(7,611)
Subtotal	(839)	(18,463)
Core Earnings	$10,734	$17,514
Catch-up Premium Amortization Adjustment	(2,648)	11
Core Earnings excluding Catch-up Premium Amortization Adjustment	13,382	17,503
Weighted Average Shares Outstanding	9,119,164	9,146,301
Core Earnings Per Share	$1.18	$1.91
Core Earnings Per Share excluding Catch-up Premium Amortization Adjustment	$1.47	$1.91

(1)
For the nine month period ended September 30, 2016, represents Net realized gains (losses) on financial derivatives of $(21,523) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(3,421). For the nine month period ended September 30, 2015, represents Net realized gains (losses) on financial derivatives of $(15,838) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(3,900).

(2)
For the nine month period ended September 30, 2016, represents Change in net unrealized gains (losses) on financial derivatives of $(5,792) less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $336. For the nine month period ended September 30, 2015, represents Change in net unrealized gains (losses) on financial derivatives of $(9,258) less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(1,647).

Net Income (Loss)
The increase in net income (loss) for the nine month period ended September 30, 2016 as compared to the nine month period ended September 30, 2015 was principally due to a decrease in net realized and unrealized losses on securities and financial derivatives for the nine month period ended September 30, 2016. Each nine-month period included periods of high volatility in interest rates which led to significant swings in net realized and unrealized gains and losses on our securities and financial derivatives. Our period-over-period net interest income declined as a result of our smaller portfolio of securities held, as well as an increase in our cost of repo. Reduced net interest income resulted in a commensurate decline in our Core Earnings.
Interest Income
Our portfolio as of both September 30, 2016 and 2015 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $24.0 million and $31.4 million in interest income on these securities for the nine month periods ended September 30, 2016 and 2015, respectively. The period-over-period decrease in interest income resulted from lower average holdings on both our Agency and non-Agency RMBS and lower average yields on our Agency RMBS.

The following table details our interest income, average holdings of interest-earning assets, and weighted average yield based on amortized cost for the nine month periods ended September 30, 2016 and 2015:

	Non-Agency(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Nine month period ended September 30, 2016	$1,766	$23,740	9.92%	$22,249	$1,193,564	2.49%	$24,015	$1,217,304	2.63%
Nine month period ended September 30, 2015	$2,129	$28,681	9.90%	$29,283	$1,299,399	3.00%	$31,412	$1,328,080	3.15%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the nine month periods ended September 30, 2016 and 2015, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities. Our total interest expense for the nine month period ended September 30, 2016 was $6.6 million, of which $5.8 million represented interest expense on our repo borrowings and approximately $0.8 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the nine month period ended September 30, 2015 was $4.4 million, of which $3.7 million represented interest expense on our repo borrowings and approximately $0.7 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period increase in our total interest expense resulted mainly from higher rates on our repo borrowings. In December 2015, for the first time in several years, the Federal Reserve increased the target range for the federal funds rate, to a range of 0.25%-to-0.50%, up 25 basis points from the prior range of 0.0%-to-0.25%; this increase has caused repo borrowing rates to increase. Our average outstanding repo borrowings for the nine month period ended September 30, 2016 was $1.14 billion, resulting in an annualized average cost of funds of 0.68%. Our average outstanding repo borrowings for the nine month period ended September 30, 2015 was $1.24 billion, resulting in an annualized average cost of funds of 0.39%.
The following table shows information related to our annualized average cost of funds for the nine month periods ended September 30, 2016 and 2015.

($ in thousands)	Average Borrowed Funds	Interest Expense	Annualized Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
Nine Month Period Ended September 30, 2016	$1,137,711	$5,762	0.68%	0.46%	0.99%
Nine Month Period Ended September 30, 2015	$1,243,157	$3,666	0.39%	0.18%	0.44%
As an alternative cost of funds measure, we add to our repo interest cost the net periodic amounts paid or payable by us on our interest rate swaps and interest expense we incur on our short positions in U.S. Treasury securities and express the total as an annualized percentage of our average outstanding borrowings. The total of our net periodic expense paid or payable under our interest rate swaps and our interest expense on our short positions in U.S. Treasury securities was $3.9 million for the nine month period ended September 30, 2016, or 0.46% of our average outstanding repo borrowings on an annualized basis, thereby resulting in an annualized average cost of funds including interest rate swaps and short positions in U.S. Treasury securities of 1.13%. The total of our net periodic expense paid or payable under our interest rate swaps was $6.4 million for the nine month period ended September 30, 2015, or 0.68% of our average outstanding borrowings on an annualized basis, thereby resulting in an annualized average cost of funds including interest rate swaps of 1.08%. This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.
Management Fees
For the nine month periods ended September 30, 2016 and 2015, our management fee expense was approximately $1.6 million and $1.8 million, respectively. The decrease in management fees period over period was due to our smaller capital base.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, and various other expenses incurred in connection with the operation of our business. Other operating expenses for the nine month periods ended September 30, 2016 and 2015 were approximately $2.3 million and $2.2 million, respectively. Our expense ratio, which represents our management fees and other operating expenses as a percentage of our average shareholders' equity, was 3.6% on an annualized basis for the nine month period ended September 30, 2016, as compared to 3.3% for the nine month period ended September 30, 2015. The increase in our annualized expense ratio was primarily due to a decrease in our average shareholders' equity for the nine month period ended September 30, 2016 as compared to the nine month period ended September 30, 2015.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gain (losses) on securities and financial derivatives. For the nine month period ended September 30, 2016, other loss was $(3.9) million, and consisted of net realized and change in net unrealized losses of $(27.3) million on our financial derivatives partially offset by net realized and change in net unrealized gains of approximately $23.4 million on our securities, primarily our Agency RMBS. The nine month period ended September 30, 2016 included periods of significant interest rate volatility. Overall, interest rates declined over the course of the nine month period, and both prices and pay-ups on our specified Agency pools increased. While we had net realized and unrealized gains on our Agency RMBS, these were more than offset by net losses incurred on our interest rate hedges, although in the second and third quarters, Agency RMBS kept much better pace with interest rate swaps than they had in the first quarter. In addition, during the nine month period ended September 30, 2016, as measured by sales and excluding paydowns, we turned over approximately 102% of our Agency RMBS portfolio and, as a result, we generated net realized gains of $9.2 million on our Agency RMBS portfolio. Since interest rates swaps comprise a significant component of our interest rate hedges, we have had to actively adjust our interest rate hedges as interest rates have moved sharply higher and lower. This increased interest rate swap adjustment activity led to losses on our interest rate swaps over the period.
Other income (loss) for the nine month period ended September 30, 2015 was $(24.0) million and consisted of net realized and change in net unrealized losses of $(25.1) million on our financial derivatives, partially offset by net realized and change in net unrealized gains of approximately $1.1 million on our securities, principally our Agency RMBS. The first nine months of 2015 were marked by significant interest rate volatility. Over the course of 2015, interest rates moved both sharply higher and sharply lower, and overall, resulted in net losses on our financial derivatives, most notably our interest rate swaps.
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
As of each of September 30, 2016 and December 31, 2015, we had $1.2 billion outstanding under our repurchase agreements. As of September 30, 2016, our outstanding repurchase agreements were with thirteen counterparties.

Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table reflects counterparties for which the amounts at risk relating to our repurchase agreements was greater than 5% of shareholders' equity as of September 30, 2016 and December 31, 2015.
September 30, 2016:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
J.P. Morgan Securities Inc.	$13,902	55	9.7%
Wells Fargo Bank, N.A.	$12,771	44	8.9%
RBC Capital Markets LLC	$10,726	38	7.5%
Deutsche Bank Securities	$9,794	65	6.8%

(1)	Amounts at risk exclude, in aggregate, $1.9 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
December 31, 2015:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
Deutsche Bank Securities	$12,950	24	8.9%
J.P. Morgan Securities Inc.	$12,377	29	8.5%
RBC Capital Markets LLC	$9,630	64	6.6%

(1)	Amounts at risk exclude, in aggregate, $1.5 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of September 30, 2016 and December 31, 2015, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 4.8% and 4.7%, respectively.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
September 30, 2016	$1,158,962	$1,138,439	$1,158,962
June 30, 2016	1,205,987	1,132,184	1,205,987
March 31, 2016	1,133,841	1,142,501	1,175,531
December 31, 2015	1,222,719	1,228,964	1,286,274
September 30, 2015	1,225,905	1,242,650	1,248,604
June 30, 2015	1,264,479	1,247,617	1,269,551
March 31, 2015	1,211,110	1,239,167	1,255,568
December 31, 2014	1,323,080	1,275,874	1,323,080
September 30, 2014	1,233,333	1,251,296	1,275,122
June 30, 2014	1,285,593	1,239,899	1,285,593
March 31, 2014	1,281,470	1,259,901	1,281,470
December 31, 2013	1,310,347	1,304,452	1,310,347

We held cash and cash equivalents of approximately $43.0 million and $40.2 million as of September 30, 2016 and December 31, 2015, respectively.
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
Nine Month Period Ended September 30, 2016

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.45	$4,103	March 8, 2016	March 31, 2016	April 25, 2016
Second Quarter	$0.40	$3,647	June 14, 2016	June 30, 2016	July 27, 2016
Third Quarter	$0.40	$3,651	September 13, 2016	September 30, 2016	October 25, 2016
Nine Month Period Ended September 30, 2015

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.55	$5,032	March 11, 2015	March 31, 2015	April 27, 2015
Second Quarter	$0.55	$5,032	June 16, 2015	June 30, 2015	July 27, 2015
Third Quarter	$0.45	$4,111	September 15, 2015	September 30, 2015	October 26, 2015
For the nine month period ended September 30, 2016, our operating activities provided net cash of $26.5 million and our investing activities provided net cash of $52.2 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements) used net cash of $63.8 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $14.9 million. We used $11.9 million to pay dividends and $0.2 million for the repurchase of common shares. As a result of these activities, there was an increase in our cash holdings of $2.9 million from $40.2 million as of December 31, 2015 to $43.0 million as of September 30, 2016.
For the nine month period ended September 30, 2015, our operating activities provided net cash of $9.7 million and our investing activities provided net cash of $98.1 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements) used net cash of $97.2 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $10.6 million for the nine month period ended September 30, 2015. We used $15.1 million to pay dividends and $0.3 million for the repurchase of common shares. As a result of these activities, there was a decrease in our cash holdings of $4.8 million from $45.2 million as of December 31, 2014 to $40.5 million as of September 30, 2015.
On August 13, 2013, our Board of Trustees approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. During the nine month period ended September 30, 2016, we purchased 17,920 common shares at an average price per share of $10.94 for an aggregate cost of approximately $0.2 million.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of each of September 30, 2016 and December 31, 2015, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of September 30, 2016 and December 31, 2015 we had $1.2 billion of outstanding borrowings with thirteen counterparties.
Off-Balance Sheet Arrangements
As of September 30, 2016 and December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of September 30, 2016, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in Value for a Decrease in Interest Rates by		Estimated Change in Value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS, excluding TBAs	$10,964	$14,531	$(18,365)	$(44,132)
TBAs	(2,792)	(1,782)	6,594	16,991
Non-Agency RMBS	209	420	(206)	(409)
U.S. Treasury Securities, Interest Rate Swaps, and Futures	(9,462)	(19,352)	9,036	17,645
Repurchase and Reverse Repurchase Agreements	(691)	(1,010)	691	1,382
Total	$(1,772)	$(7,193)	$(2,250)	$(8,523)
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our September 30, 2016 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Special Note Regarding Forward-Looking Statements."
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Neither we nor our Manager is currently subject to any legal proceedings that we or our Manager considers to be material. Nevertheless, at any time, industrywide or company-specific regulatory inquiries or proceedings can be initiated and we cannot predict when or if any such regulatory inquiries or proceedings will be initiated that involve us, Ellington, or its affiliates, including our Manager. See "Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries or proceedings" included in Part 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. Ellington and its affiliates have, over the years, received, and we expect in the future that they may receive, inquiries and requests for documents and information from various regulators.
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
On September 13, 2016, we issued 2,464 restricted common shares to each of Robert B. Allardice, III, David Miller, Thomas Robards, and Ronald I. Simon, Ph.D., as compensation for serving as trustees. These restricted share grants were made pursuant to our 2013 Equity Incentive Plan and such grants were exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(2) of the Securities Act.

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

101
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	November 4, 2016	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	November 4, 2016	By:	/s/ LISA MUMFORD
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.