Form 10-K
period 2016-12-31
Ellington Residential Mortgage REIT
filed 2017-03-13
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common shares held by non-affiliates was $80,555,138 based on the closing price as reported by the New York Stock Exchange on that date.
Number of the registrant's common shares outstanding as of March 10, 2017: 9,130,897
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement with respect to its 2017 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III hereof as noted therein.

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
Special Note Regarding Forward-Looking Statements
When used in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission, or the "SEC," or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as "believe," "expect," "anticipate," "estimate," "project," "plan," "continue," "intend," "should," "would," "could," "goal," "objective," "will," "may," "seek," or similar expressions, are intended to identify "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934, as amended, or the "Exchange Act," and, as such, may involve known and unknown risks, uncertainties and assumptions.
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; our use of and dependence on leverage; future changes with respect to Fannie Mae and Freddie Mac and related events, including the lack of certainty as to the future roles of these entities and the U.S. Government in the mortgage market and changes to legislation and regulations affecting these entities; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities we own and intend to acquire; changes in rates of default and/or recovery rates on our non-Agency assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of this Annual Report on Form 10-K, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
We were formed through an initial strategic venture among affiliates of Ellington, an investment management firm and registered investment adviser with a 22-year history of investing in a broad spectrum of mortgage-backed securities, or "MBS," and related derivatives, and the Blackstone Funds. As of December 31, 2016, the Blackstone Funds owned approximately 29%

of our outstanding common shares. We have elected to be taxed as a real estate investment trust, or "REIT," for U.S. federal income tax purposes. We intend to maintain our exclusion from registration under the Investment Company Act.
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
Our Manager is responsible for administering our business activities and day-to-day operations and, pursuant to a services agreement between our Manager and Ellington, relies on the resources of Ellington to support our operations. Ellington has well-established portfolio management resources for each of our targeted asset classes and an established infrastructure supporting those resources. Through our relationship with our Manager, we benefit from Ellington's highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community, financial and capital structuring skills, investment surveillance capabilities, and operational expertise. Ellington's analytic approach to the investment process involves collection of substantial amounts of data regarding historical performance of RMBS collateral and RMBS market transactions. Ellington analyzes this data to identify possible relationships and trends and develops financial models used to support our investment and risk management process. In addition, throughout Ellington's 22-year history of investing in RMBS and related derivatives, it has developed strong relationships with a wide range of dealers and other market participants that provide Ellington access to a broad range of trading opportunities and market information. As a result, Ellington provides us with access to a wide variety of asset acquisition and disposition opportunities and information that assist us in making asset management decisions across our targeted asset classes, which we believe provides us with a significant competitive advantage. We also benefit from Ellington's finance, accounting, operational, legal, compliance, and administrative functions.
As of December 31, 2016, Ellington employed over 160 employees and had assets under management of approximately $5.9 billion, of which (i) approximately $4.4 billion consisted of our company, as well as Ellington Financial LLC, a specialty finance company listed on the New York Stock Exchange, or "NYSE," under the ticker "EFC," and various hedge funds and other alternative investment vehicles that employ financial leverage, and (ii) approximately $1.5 billion consisted of accounts that do not employ financial leverage.
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
Our strategy is adaptable to changing market environments, subject to compliance with the income and other tests that will allow us to maintain our qualification as a REIT for U.S. federal income tax purposes and to maintain our exclusion from registration as an investment company under the Investment Company Act. As a result, although we intend to focus on the acquisition and management primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS, residential mortgage loans, and MSRs, our acquisition and management decisions will depend on prevailing market conditions and our targeted asset classes may vary over time in response to market conditions. To the extent that we acquire MSRs, it may be necessary to hold such assets through a taxable REIT subsidiary, or "TRS." The income from such assets held through a TRS will be subject to U.S. federal corporate income tax. Our Manager is authorized to follow very broad investment guidelines and, as a result, we cannot predict our portfolio composition. We may change our strategy and policies without a vote of our shareholders. Moreover, although our independent trustees may periodically review our investment guidelines and our portfolio, they generally do not review our proposed asset acquisitions or asset management decisions.
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
We believe that our Manager is uniquely qualified to implement our strategy. Our strategy is consistent with Ellington's investment approach, which is based on its distinctive strengths in sourcing, analyzing, trading, and hedging for complex MBS and other mortgage- and non-mortgage-related products. Furthermore, we believe that Ellington's extensive experience in buying, selling, analyzing, and structuring fixed income securities, coupled with its broad access to market information and trading flows, provides us with a steady flow of opportunities to acquire assets with favorable trade executions.

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
We also utilize TBAs. Pursuant to a TBA transaction, we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. We primarily engage in TBA transactions for purposes of managing interest rate risk associated with our liabilities under repurchase agreements. Alternatively, we may, from time to time, opportunistically engage in TBA transactions because we find them attractive on their own, from a relative value perspective or otherwise. Our ability to engage in TBA transactions may be limited by our intention to remain qualified as a REIT.
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
Our Financing Strategies and Use of Leverage
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. In a repurchase agreement, we sell an asset to a counterparty at a discounted value, or the loan amount, and simultaneously agree to repurchase the same asset from such counterparty at a future date at a price equal to the loan amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repurchase agreements are accounted for as collateralized borrowings. During the term of a repurchase agreement, we generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our repurchase agreements are often used to purchase the asset subject to the transaction, our financing arrangements do not restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our repurchase agreement arrangements are typically documented under the standard form master repurchase agreement of the Securities Industry and Financial Markets Association, with the ability for both parties to request margin (i.e., to demand that the other party post additional collateral or repay a portion of the funds advanced) should the value of the underlying assets and posted collateral change. As the value of our collateral fluctuates, we and our repurchase agreement counterparties are required to post additional margin collateral to each other from time to time as part of the normal course of our business. Our repurchase agreement financing counterparties generally have the right, to varying degrees, to determine the value of the underlying collateral for margining purposes, subject to the terms and conditions of our agreement with the counterparty, including in certain cases our right to dispute the counterparty's valuation determination. As of December 31, 2016, we had approximately $1.2 billion outstanding under repurchase agreements with thirteen counterparties, and given that we had approximately $141.7 million of shareholders' equity as of December 31, 2016, our debt-to-equity ratio was 8.5 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings.
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
Management Agreement
Upon our inception in September 2012, we entered into a management agreement with our Manager pursuant to which our Manager provides for the day-to-day management of our operations. The management agreement, which was most recently amended and restated effective November 3, 2015, requires our Manager to manage our business affairs in conformity with policies and investment guidelines that are approved and monitored by our Board of Trustees. Our Manager is subject to the direction and oversight of our Board of Trustees. Our Manager is responsible for, among other things:

•	the selection, purchase, and sale of our portfolio investments;

•	our financing and risk management activities;

•	providing us with advisory services; and

•	providing us with a management team, inclusive of a dedicated or partially dedicated Chief Financial Officer and appropriate support personnel as necessary.
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
Our Board of Trustees reviews our Manager's performance annually and, as a result of such review, upon the affirmative vote of at least two-thirds of the members of our Board of Trustees or of the holders of a majority of our outstanding common shares, we may terminate the management agreement based either upon unsatisfactory performance by our Manager that is materially detrimental to us or upon a determination by our independent trustees that the management fees payable to our Manager are not fair, subject to the right of our Manager to prevent such a fee-based termination by agreeing to a reduction of the management fees payable to our Manager. Upon any termination of the management agreement based on unsatisfactory performance or unfair management fees, we are required to pay our Manager the termination fee described above.
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
Conflicts of Interest; Equitable Allocation of Opportunities
Ellington manages various other clients that have strategies that are similar to, or overlap with, our strategy, including Ellington Financial LLC, a specialty finance company listed on the NYSE. As of December 31, 2016, Ellington managed various funds, accounts, and other vehicles that have strategies that are similar to, or that overlap with, our strategy, that had approximately $4.9 billion of total assets under management, excluding our assets but including $1.5 billion of accounts that do not employ financial leverage. Ellington makes available to our Manager all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, to be appropriate for us in accordance with Ellington's written investment allocation policy, subject to the exception that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington's other accounts in all such opportunities. Ellington's investment and risk management committee and its compliance committee (headed by its Chief Compliance Officer) are responsible for monitoring the administration of, and facilitating compliance with, Ellington's investment allocation procedures and policies.
Because Agency pass-through certificates, Agency and non-Agency CMOs, and certain other asset classes in which we invest are typically available only in specified quantities and are also targeted assets for certain other Ellington accounts,

Ellington often is not able to buy as much of any given asset as required to satisfy the needs of all its accounts. In these cases, Ellington's investment allocation procedures and policies typically allocate such assets to multiple accounts in proportion to their needs and available capital. Ellington may at times allocate opportunities on a preferential basis to accounts that are in a "start-up" or "ramp-up" phase. The policies permit departure from such proportional allocation under certain other circumstances, including, for example, when such allocation would result in an inefficiently small amount of the security being purchased for an account. In that case, the policies allow for a protocol of allocating assets so that, on an overall basis, each account is treated equitably. In addition, as part of these policies, we may be excluded from specified allocations of assets for tax, regulatory, risk management, or similar reasons.
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
Competition
In acquiring our assets, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, and other entities. Many of our competitors are significantly larger than us, have greater access to capital and other resources, and may have other advantages over us. Our competitors may include other investment vehicles managed by Ellington or its affiliates, including Ellington Financial LLC. In addition to existing companies, other companies may be organized for similar purposes in the future, including companies focused on purchasing mortgage assets. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the market price of our common shares. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common shares. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets, or pay higher prices, than we can.
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
Operating and Regulatory Structure
Tax Requirements
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or "the Code," and have complied, and intend to continue to comply, with the provisions of the Code with respect thereto. Accordingly, we do not expect to be subject to U.S. federal income tax on our REIT taxable income that is currently distributed to our shareholders. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income, determined excluding any net capital gains and without regard to the deduction for dividends paid. We cannot assure you that we will be able to comply with such requirements. Failure to qualify as a REIT in any taxable year would cause us to be subject to U.S. federal income tax (and any applicable state and local taxes) on our taxable income at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, local, and non-U.S. taxes on our income. For example, if we form a TRS, the income generated by that subsidiary will be subject to U.S. federal, state, and local income tax. Any taxes paid by a TRS will reduce the cash available for distribution to our shareholders.
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

•
it is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities and does own or proposes to acquire "investment securities" having a value exceeding 40% of the value of its total assets (excluding U.S. government securities and cash) on an unconsolidated basis, or "the 40% Test" (Section 3(a)(1)(C)). "Investment securities" excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company for private funds under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

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
On August 31, 2011, the SEC published a concept release entitled "Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments" (Investment Company Act Rel. No. 29778). This release notes that the SEC is reviewing the 3(c)(5)(C) exclusion relied upon by companies similar to us that invest in mortgage loans and mortgage-backed securities. There can be no assurance that the laws and regulations governing the Investment Company Act status of companies similar to ours, or the guidance from the Division of Investment Management of the SEC regarding the treatment of assets as qualifying real estate assets or real estate-related assets, will not change in a manner that adversely affects our operations as a result of this review. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon our exclusion from the need to register under the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies that we have chosen. Furthermore, although we monitor the assets of EARN Mortgage LLC regularly, there can be no assurance that EARN Mortgage LLC will be able to maintain this exclusion from registration. In that case, our investment in EARN Mortgage LLC would be classified as an investment security, and we might not be able to maintain our overall exclusion from registering as an investment company under the Investment Company Act.
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
Investment Advisers Act of 1940
Both Ellington and our Manager are registered as investment advisers under the Advisers Act and are subject to the regulatory oversight of the Division of Investment Management of the SEC.

Staffing
We currently do not have any employees. All of our executive officers, and our partially dedicated personnel, which include our Chief Financial Officer, controllers, in-house legal counsel, investor relations professional, and internal audit staff, are employees of Ellington or one or more of its affiliates. See "—Management Agreement" above.
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
Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury noted that the guarantee structure of Fannie Mae and Freddie Mac required examination and that changes in the structures of the entities were necessary to reduce risk to the financial system. The future roles of Fannie Mae and Freddie Mac could be significantly reduced, and the nature of their guarantees could be considerably limited relative to historical measurements or even eliminated. The substantial financial assistance provided by the U.S. Government to Fannie Mae and Freddie Mac, especially in the course of their being placed into conservatorship and thereafter, together with the substantial financial assistance provided by the U.S. Government to the mortgage-related operations of other GSEs and government agencies, such as the FHA, VA, and Ginnie Mae, has stirred debate among many federal policymakers over the continued role of the U.S. Government in providing such financial support for the mortgage-related GSEs in particular, and for the mortgage and housing markets in general. In fact, in February 2011, the U.S. Treasury released a white paper entitled "Reforming America's Housing Finance Market" in which the U.S. Treasury outlined three possible options for reforming the U.S. Government's role in housing finance. Under each option, the role of the U.S. Government in the mortgage market would be reduced. The FHFA's "Strategic Plan for Enterprise Conservatorships," as released on February 21, 2012 and updated in May 2014, sets forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) build a new infrastructure for the secondary mortgage market, (ii) gradually reduce Fannie Mae and Freddie Mac's presence in the marketplace while simplifying and shrinking their operations, and (iii) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. Since the FHFA first released its strategic plan, there have been a number of other proposals introduced, both from industry groups and by the U.S. Congress, many of which could potentially increase private capital flows to the mortgage sector while reducing taxpayer risk. To date, no definitive legislation has been enacted with respect to a possible unwinding of the GSEs or a material reduction in their roles in the U.S. mortgage market, and it is not possible at this time to predict the scope and nature of the actions that the U.S. Government will ultimately take with respect to these GSEs.
As discussed above, Fannie Mae, Freddie Mac, and Ginnie Mae could each be dissolved, and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae, Freddie Mac, or Ginnie Mae were eliminated, or their structures were to change radically, or the U.S. Government significantly reduced its support for any or all of them, we may be unable or significantly limited in our ability to acquire Agency RMBS, which would drastically reduce the amount and type of Agency RMBS available for purchase which, in turn, could materially adversely affect our ability to maintain our exclusion from registration as an investment company under the Investment Company Act. Moreover, any changes to the nature of the guarantees provided by, or laws affecting, Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the credit quality of the guarantees, could increase the risk of loss on purchases of Agency RMBS issued by these GSEs and could have broad adverse market implications for the Agency RMBS they currently guarantee. Any action that affects the credit quality of the guarantees provided by Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the value of our Agency RMBS. In addition, any market uncertainty that arises from such proposed changes could have a similar impact on us and our Agency RMBS.
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
Fixed income assets, including many RMBS, typically decline in value if interest rates increase. If long-term rates were to increase significantly, not only would the market value of these assets be expected to decline, but these assets could lengthen in duration because borrowers would be less likely to prepay their mortgages.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. The U.S. Federal Reserve, or the "Federal Reserve," increased the target range for the federal funds rate in December 2015, which was the first such increase since 2006; it increased the target range again in December 2016, and has indicated that further interest rate increases may occur in the near future.
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
Since December 2013, the Federal Reserve announced and completed eight incremental reductions in its purchases of Agency RMBS and U.S. Treasury securities under its accommodative monetary policies, and concluded its QE3 asset buying program at the end of October 2014. However, the Federal Reserve continues to reinvest principal payments from its U.S. Treasury security and Agency RMBS holdings, and uncertainty surrounds the Federal Reserve's timeline to curtail such reinvestment. In addition, the Federal Reserve recently increased the target range for the federal funds rate, and has indicated that further interest rate increases may occur in the near future. See "—Increases in interest rates could adversely affect the value of our assets and cause our interest expense to increase, and increase the risk of default on our assets which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to shareholders." Should the U.S. economy begin to deteriorate, the Federal Reserve could decide to reinstate its asset purchase program or institute other measures designed to reduce interest rates. These measures could lead to a flattening in the yield curve, increased prepayment rates (resulting from lower long-term interest rates, including mortgage rates), and a narrowing of our net interest margin.
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
The U.S. Government, through the U.S. Treasury, FHA, and the Federal Deposit Insurance Corporation, or "FDIC," commenced implementation of programs designed to provide homeowners with assistance in avoiding mortgage loan foreclosures, including the Home Affordable Refinance Program, or "HARP," which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125% without new mortgage insurance. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.
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
Our business is materially affected by conditions in the residential mortgage market, the residential real estate market, the financial markets, and the economy, including inflation, energy costs, unemployment, geopolitical issues, concerns over the creditworthiness of governments worldwide and the stability of the global banking system. In particular, the residential mortgage market in the U.S. has experienced a variety of difficulties and challenging economic conditions in the past, including defaults, credit losses, and liquidity concerns. Certain commercial banks, investment banks, insurance companies, and mortgage-related investment vehicles incurred extensive losses from exposure to the residential mortgage market as a result of these difficulties and conditions. These factors have impacted investor perception of the risks associated with RMBS, other real estate-related securities and various other asset classes in which we may invest. As a result, values for RMBS, other real estate-related securities and various other asset classes in which we may invest have experienced, and may in the future experience, significant volatility.
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
Certain non-Agency RMBS securities that we acquire are deemed by rating agencies to have substantial vulnerability to default in payment of interest and/or principal. Other securities we acquire have the lowest quality ratings or are unrated. Many securities that we acquire are subordinated in cash flow priority to other more "senior" securities of the same securitization. The exposure to defaults on the underlying mortgages is severely magnified in subordinated securities. Certain subordinated securities ("first loss securities") absorb all losses from default before any other class of securities is at risk. Such securities therefore are considered to be highly speculative investments. Also, the risk of declining real estate values, in particular, is amplified in subordinated RMBS, as are the risks associated with possible changes in the market's perception of the entity issuing or guaranteeing them, or by changes in government regulations and tax policies. Accordingly, the subordinated and lower-rated (or unrated) securities in which we invest may experience significant price and performance volatility relative to more senior or higher-rated securities, and they are subject to greater risk of loss than more senior or higher-rated securities which, if realized, could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
In the event of defaults under mortgage loans backing any of our non-Agency RMBS, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan. Additionally, in the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. If borrowers default on the mortgage loans backing our non-Agency RMBS and we are unable to recover any resulting loss through the foreclosure process, our business, financial condition and results of operations, and our ability to pay dividends to our shareholders, could be materially adversely affected.
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
We depend on a variety of services provided by third-party service providers related to our non-Agency RMBS and whole mortgage loans and loan pools we may acquire. We rely on the mortgage servicers who service the mortgage loans backing our non-Agency RMBS to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services. Our mortgage servicers and other service providers to our non-Agency RMBS, such as trustees, bond insurance providers and custodians, may not perform in a manner that promotes our interests. In addition, legislation that has been enacted or that may be enacted in order to reduce or prevent foreclosures through, among other things, loan modifications, may reduce the value of mortgage loans backing our non-Agency RMBS or whole mortgage loans that we acquire. Mortgage servicers may be incentivized by the U.S. Government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. In addition to legislation that creates financial incentives for mortgage loan servicers to modify loans and take other actions that are intended to prevent foreclosures, legislation has also been adopted that creates a safe harbor from liability to creditors for servicers that undertake loan modifications and other actions that are intended to prevent foreclosures. Finally, legislation has been adopted that delays the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limit the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans underlying the mortgage servicing rights. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a result of these legislative actions, the mortgage loan servicers on which we rely may not perform in our best interests or up to our expectations. If our third-party service providers including mortgage servicers do not perform as expected, our business, financial condition and results of operations and our ability to pay dividends to our shareholders may be materially adversely affected.
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
Our real estate-related assets are subject to the risks associated with real property.
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

•
asset, collateral or RMBS historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported, or subject to interpretation (e.g., different RMBS issuers may report delinquency statistics based on different definitions of what constitutes a delinquent loan); and

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
We depend upon the availability of adequate capital and financing sources to fund our operations. Our lenders are primarily large global financial institutions, with exposures both to global financial markets and to more localized conditions. For example, several of our lenders are large European-based banks whose financial conditions have still not fully recovered from the 2008 financial crisis. In addition to borrowing from large banks, we borrow from smaller non-bank financial institutions as well. Whether because of a subsequent global or local financial crisis or other circumstances, if one or more of our lenders experiences severe financial difficulties, they or other lenders could become unwilling or unable to provide us with financing, could increase the costs of that financing, or could become insolvent, as was the case with Lehman Brothers in 2008. Moreover, we are currently party to short-term borrowings (in the form of repurchase agreements) and there can be no assurance that we will be able to replace these borrowings, or "roll" them, as they mature on a continuous basis and it may be more difficult for us to obtain debt financing on favorable terms, or at all. In addition, if regulatory capital requirements imposed on our lenders change, they may be required to limit, or increase the cost of, the financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our shareholders, or we may have to rely on less efficient forms of debt financing that consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our shareholders, and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our asset acquisition activities and/or dispose of assets, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
To the extent we might be compelled to liquidate qualifying real estate assets to repay debts, our compliance with the REIT provisions regarding our assets and our sources of income could be negatively affected, which could jeopardize our qualification as a REIT. Losing our REIT qualification would cause us to be subject to U.S. federal income tax (and any applicable state and local taxes) on all of our income and decrease profitability and cash available to pay dividends to our shareholders.
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
Hedging instruments and other derivatives, including some credit default swaps, may not, in many cases, be traded on exchanges, or may not be guaranteed or regulated by any U.S. or foreign governmental authority and involve risks and costs that could result in material losses.
Hedging instruments and other derivatives, including certain types of credit default swaps, involve risk because they may not, in many cases, be traded on exchanges and may not be guaranteed or regulated by any U.S. or foreign governmental authorities. Consequently, for these instruments there may be less stringent requirements with respect to record keeping and compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Our Manager is not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. Furthermore, our Manager has only a limited internal credit function to evaluate the creditworthiness of its counterparties, mainly relying on its experience with such counterparties and their general reputation as participants in these markets. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default under the agreement governing the hedging arrangement. Default by a party with whom we enter into a hedging transaction may result in losses and may force us to re-initiate similar hedges with other counterparties at the then-prevailing market levels. Generally, we will seek to reserve the right to terminate our hedging transactions upon a counterparty's insolvency, but absent an actual insolvency, we may not be able to terminate a hedging transaction without the consent of the hedging counterparty, and we may not be able to assign or otherwise dispose of a hedging transaction to another counterparty without the consent of both the original hedging counterparty and the potential assignee. If we terminate a hedging transaction, we may not be able to enter into a replacement contract in order to cover our risk. There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and therefore we may be required to maintain any hedging position until exercise or expiration, which could adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
We enter into interest rate swaps to hedge risks associated with our portfolio. Entities entering into such swaps are exposed to credit losses in the event of non-performance by counterparties to these transactions. Effective October 12, 2012, the CFTC issued new rules regarding such swaps under the authority granted to it pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the "Dodd-Frank Act."
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
At any time, laws or regulations that impact our business, or the administrative interpretations of those laws or regulations, may be enacted or amended. For example, on July 21, 2010 the Dodd-Frank Act was enacted, which significantly revised many financial regulations. Certain portions of the Dodd-Frank Act were effective immediately, while other portions have become or will become effective following rulemaking and transition periods, but many of these changes could materially impact the profitability of our business or the business of our Manager or Ellington, our access to financing or capital, the value of the assets that we hold, expose us to additional costs, require changes to business practices, or adversely affect our ability to pay dividends. For example, the Dodd-Frank Act alters the regulation of commodity interests, imposes new regulation on the over-the-counter derivatives market, places restrictions on residential mortgage loan originations, and reforms the asset-backed securitization markets most notably by imposing credit requirements. While there continues to be uncertainty about the exact impact of all of these changes, we do know that we and our Manager are subject to a more complex regulatory framework, and are incurring and will in the future incur costs to comply with new requirements as well as to monitor compliance in the future.
Notwithstanding the foregoing, President Donald Trump has expressed support for reducing regulations governing the financial services industry, including the rules and regulations promulgated under the Dodd-Frank Act.
We cannot predict when or if any new law, regulation, or administrative interpretation, including those related to the Dodd-Frank Act, or any amendment to or repeal of any existing law, regulation, or administrative interpretation, will be adopted or promulgated or will become effective. Additionally, the adoption or implementation of any new law, regulation, or administrative interpretation, or any revisions in or repeals of these laws, regulations, or administrative interpretations, including those related to the Dodd-Frank Act, could cause us to change our portfolio, could constrain our strategy, or increase our costs. We could be adversely affected by any change in or any promulgation of new law, regulation, or administrative interpretation.

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
We depend upon the availability of adequate funding and capital for our operations. To maintain our status as a REIT, we are required to distribute to our shareholders at least 90% of our REIT taxable income annually, determined excluding any net capital gains and without regard to the deduction for dividends paid. As a result, we are not able to retain much or any of our earnings for new investments. We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. In the event that we cannot obtain sufficient funding and capital on acceptable terms, there may be a negative impact on the value of our common shares and our ability to pay dividends to our shareholders, and you may lose part or all of your investment.
Risks Related to our Relationship with our Manager and Ellington
We cannot assure you that our Manager's past experience will be sufficient to successfully manage our business as a REIT.
Our Manager has operated us as a REIT since 2013. The REIT provisions of the Code are complex, and any failure to comply with those provisions in a timely manner could prevent us from maintaining our qualification as a REIT or force us to pay unexpected taxes and penalties. In such event, our net income would be reduced and we could incur a loss.
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
The Blackstone Funds own a significant portion of our common shares, and one of our trustees is also an affiliate of Blackstone, while another of our trustees serves as a Senior Advisor to Blackstone and serves on other boards of companies that are affiliates of Blackstone. As a result, Blackstone may have influence over our ability to enter into any corporate transaction that requires the approval of shareholders regardless of whether shareholders believe that any such transactions are in their best interests. Similarly, Blackstone may have influence over transactions that we engage in including transactions which require the approval of our trustees. Such items may include decisions related to future capital raises, investment strategy, dividend declarations, financing decisions and decisions regarding our Manager. Blackstone is also in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Blackstone may also pursue acquisition opportunities that are complementary to our business, and, as a result, those acquisition opportunities may not be available to us. As long as funds controlled by or associated with Blackstone continue to own a significant amount of our outstanding common shares, or Blackstone affiliates continue to serve as our trustees, Blackstone may continue to be able to influence our decisions.
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
The officers of our Manager and its affiliates devote as much time to us as our Manager deems appropriate; however, these officers may have conflicts in allocating their time and services among us and Ellington and its affiliates' accounts. During turbulent conditions in the mortgage industry, distress in the credit markets or other times when we will need focused support and assistance from our Manager and Ellington employees, other entities that Ellington advises or manages will likewise require greater focus and attention, placing our Manager and Ellington's resources in high demand. In such situations, we may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed or if Ellington or its affiliates did not act as a manager for other entities.
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
We or Ellington or its affiliates may be subject to regulatory inquiries or proceedings.
At any time, industry-wide or company-specific regulatory inquiries or proceedings can be initiated and we cannot predict when or if any such regulatory inquiries or proceedings will be initiated that involve us or Ellington or its affiliates, including our Manager. For example, over the years, Ellington and its affiliates have received, and we expect in the future that we and they may receive, inquiries and requests for documents and information from various federal, state, and foreign regulators, including those identified under the caption Item 3. Legal Proceedings.
We can give no assurances that regulatory inquiries will not result in investigations of us or Ellington or its affiliates, or in enforcement actions, fines or penalties, or the assertion of private litigation claims against us or, Ellington or its affiliates. We believe that the heightened scrutiny of the financial services industry increases the risk of additional inquiries and requests from regulatory or enforcement agencies. In the event regulatory inquiries were to result in investigations, enforcement actions, fines, penalties, or the assertion of private litigation claims against us or Ellington or its affiliates, we, or our Manager's ability to perform its obligations to us under the management agreement between us and our Manager, or Ellington's ability to perform its obligations to our Manager under the services agreement between Ellington and our Manager, could be adversely impacted, which could in turn have a material adverse effect on our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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

•	increases in market interest rates that lead purchasers of our common shares to demand a higher yield;

•	passage of legislation, changes in applicable law, court rulings, enforcement actions or other regulatory developments that adversely affect us or our industry;

•	changes in government policies or changes in timing of implementation of government policies, including with respect to Fannie Mae, Freddie Mac, and Ginnie Mae;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by shareholders;

•	speculation in the press or investment community;

•	general market and economic conditions;

•	our operating performance and the performance of other similar companies;

•	changes in accounting principles; and

•	the disposition by the Blackstone Funds of all or any portion of our common shares held by them in accordance with and subject to applicable securities laws.
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
Our declaration of trust generally prohibits beneficial or constructive ownership by any person of more than 9.8% in value or by number of shares, whichever is more restrictive, of any class or series of our outstanding shares and contains certain other limitations on the ownership and transfer of our shares. Our Board of Trustees, in its sole discretion, may grant an exemption to certain of these prohibitions, subject to certain conditions and receipt by our board of certain representations and undertakings. Our Board of Trustees may from time to time increase this ownership limit for one or more persons and may increase or decrease such limit for all other persons. Any decrease in the ownership limit generally applicable to all shareholders will not be effective for any person whose percentage ownership of our shares is in excess of such decreased ownership limit until such time as such person's percentage ownership of our shares equals or falls below such decreased ownership limit, but any further acquisition of our shares in excess of such decreased ownership limit will be in violation of the decreased ownership limit. Our

Board of Trustees may not increase the ownership limit (whether for one person or all shareholders) if such increase would allow five or fewer individuals to beneficially own more than 49.9% in value of our outstanding shares.
Our declaration of trust's constructive ownership rules are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the outstanding shares of any class or series by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding shares of such class or series and thus violate the ownership limit or other restrictions on ownership and transfer of our shares. Any attempt to own or transfer our common shares or preferred shares (if and when issued) in excess of such ownership limit without the consent of our board of trustees or in a manner that would cause us to be "closely held" under Section 856(h) of the Code (without regard to whether the shares are held during the last half of a taxable year) or otherwise fail to qualify as a REIT will result in the shares being automatically transferred to a trustee for a charitable trust or, if the transfer to the charitable trust is not automatically effective to prevent a violation of the share ownership limits or the restrictions on ownership and transfer of our shares, any such transfer of our shares will be void ab initio. Further, any transfer of our shares that would result in our shares being beneficially owned by fewer than 100 persons will be void ab initio.
U.S. Federal Income Tax Risks
Your investment has various U.S. federal, state, and local income tax risks.
We strongly urge you to consult your own tax advisor concerning the effects of U.S. federal, state, and local income tax law on an investment in our common shares and on your individual tax situation.
Our failure to qualify as a REIT would subject us to U.S. federal, state and local income taxes, which could adversely affect the value of our common shares and would substantially reduce the cash available for distribution to our shareholders.
We believe that, commencing with our short taxable year ended December 31, 2013, we have been organized in conformity with, and have operated in a manner that has enabled us to meet, the requirements for qualification as a REIT under the Code. While we intend to continue to operate in a manner that will enable us to remain qualified as a REIT, we cannot assure you that we will remain qualified as a REIT.
The U.S. federal income tax laws governing REITs are complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Our ability to satisfy the asset tests depends upon the characterization and fair market values of our assets, some of which are not susceptible to a precise determination. Our compliance with the REIT income and asset tests also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Although we intend to operate so as to maintain our qualifications as a REIT, given the complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the potential tax treatment of the investments we make, and the possibility of future changes in our circumstances, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.
If we fail to qualify as a REIT in any calendar year, and do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax (and any applicable state and local taxes), including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our shareholders would not be deductible by us in computing our taxable income (although such dividends received by certain non-corporate U.S. taxpayers generally would be subject to a preferential rate of taxation). Further, if we fail to qualify as a REIT, we might need to borrow money or sell assets in order to pay any resulting tax. Our payment of income tax would decrease the amount of our income available for distribution to our shareholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required under U.S. federal tax laws to distribute substantially all of our REIT taxable income to our shareholders. Unless our failure to qualify as a REIT was subject to relief under the U.S. federal tax laws, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.
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
In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including RMBS. The remainder of our investment in securities (other than government securities and qualified REIT real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, TRS securities and qualified REIT real estate assets) can consist of the securities of any one issuer, and no more than 25% (20%, beginning in calendar year 2018) of the value of our total assets can be represented by securities of one or more TRSs. Generally, if we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and becoming subject to U.S. federal income tax (and any applicable state and local taxes) on all of our income. As a result, we may be required to liquidate from our portfolio otherwise attractive investments or contribute such investments to a TRS, in which event they will be subject to regular corporate U.S. federal, state and local taxes assuming that the TRS is organized in the United States. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.
Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our shareholders.
To qualify as a REIT, we must distribute to our shareholders each calendar year at least 90% of our REIT taxable income (including certain items of non-cash income), determined excluding any net capital gains and without regard to the deduction for dividends paid. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:

•	85% of our REIT ordinary income for that year;

•	95% of our REIT capital gain net income for that year; and

•	any undistributed taxable income from prior years.
We intend to distribute our taxable income to our shareholders in a manner intended to satisfy the 90% distribution requirement and to avoid the corporate income tax. However, there is no requirement that TRSs distribute their after-tax net income to their parent REIT.
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
Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, any TRSs we form will be subject to regular corporate U.S. federal, state and local taxes. Any of these taxes would decrease cash available for distributions to shareholders.

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
The REIT provisions of the Code substantially limit our ability to hedge. Our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. Any hedging income earned by a TRS would be subject to U.S. federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with interest rate changes or other changes than we would otherwise want to bear.
Our ownership of and relationship with any TRSs that we form will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT's total assets (or 20% beginning in calendar year 2018) may consist of stock or securities of one or more TRSs. The TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis. Any domestic TRS that we may form will pay U.S. federal, state and local income tax on its taxable income at regular corporate tax rates, and its after-tax net income will be available for distribution to us but is not required to be distributed to us.

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
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. In addition, as a result of the recent change in presidential administrations, there may be significant reform of the Code, including significant changes to the taxation of both business entities and individuals. There is a substantial lack of clarity around both the timing and the details of any such tax reform and the impact of any potential tax reform on an investment in us. We cannot assure our shareholders that any such changes will not adversely affect the taxation of a shareholder. We and our shareholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.
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
To maintain our qualification as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our assets to repay obligations to our lenders or for other reasons, we may be unable to comply with these requirements, thereby jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as inventory or property held primarily for sale to customers in the ordinary course of business.
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
Item 3. Legal Proceedings
Neither we nor Ellington nor its affiliates (including our Manager) are currently subject to any legal proceedings that we or our Manager consider material. Nevertheless, we and Ellington and its affiliates operate in highly regulated markets that currently are under intense regulatory scrutiny, and Ellington and its affiliates have received, and we expect in the future that we and they may receive, inquiries and requests for documents and information from various federal, state and foreign regulators. For example, in January 2017, an affiliate of Ellington received a subpoena from the SEC requesting documents, communications, and other information relating primarily to a loan originator and the loans originated by such originator, such affiliate's analyses of such loans, the purchases and securitizations of such loans by such affiliate and by certain third parties, and the servicing of such loans. Ellington has advised us that, at the present time, it is not aware that any material legal proceeding against us or Ellington or its affiliates is contemplated in connection with any such inquiries or requests. We and Ellington cannot provide any assurance that these or any future such inquiries and requests will not result in further investigation of or the initiation of a proceeding against us or Ellington or its affiliates or that, if any such investigation or proceeding were to arise, it would not materially adversely affect us. For a discussion of certain risks to which we or Ellington or its affiliates could be exposed as a result of inquiries or requests for documents and information received by us or Ellington or its affiliates, see "Risk Factors—We or Ellington or its affiliates may be subject to regulatory inquiries or proceedings" included in Part 1A of this Annual Report on Form 10-K for the year ended December 31, 2016.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Shareholders Matters, and Issuer Purchases of Equity Securities
Market Information
Our common shares have been listed on the New York Stock Exchange ("NYSE") under the symbol "EARN" since May 1, 2013. The following table sets forth, for the periods indicated, the high and low sales prices for our common shares:

	Common Stock Sales Price
2016:	High	Low
First Quarter	$12.90	$9.57
Second Quarter	$13.30	$11.72
Third Quarter	$14.43	$12.84
Fourth Quarter	$13.92	$12.21
2015:
First Quarter	$16.99	$15.81
Second Quarter	$16.70	$14.23
Third Quarter	$14.71	$11.63
Fourth Quarter	$13.44	$11.36
The closing price for our common shares on March 10, 2017, was $14.04.
Holders of Our Common Shares
Based upon a review of a securities position listing as of March 3, 2016, we had an aggregate of 102 holders of record and holders of our common shares who are nominees for an undetermined number of beneficial owners.
Dividends
To qualify as a REIT, we must distribute annually to our shareholders an amount at least equal to 90% of our REIT taxable income, determined excluding any net capital gains and without regard to the deduction for dividends paid. We currently expect to distribute substantially all of our REIT taxable income to our shareholders. We will be subject to income tax on our taxable income that is not distributed and to an excise tax to the extent that certain percentages of our taxable income are not distributed by specified dates.
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

The following table sets forth the dividends per share we have paid to our shareholders with respect to the periods indicated.

	Dividend Per Share	Record Date	Payment Date
For the year ended December 31, 2016:
First Quarter	$0.45	March 31, 2016	April 25, 2016
Second Quarter	$0.40	June 30, 2016	July 27, 2016
Third Quarter	$0.40	September 30, 2016	October 25, 2016
Fourth Quarter	$0.40	December 30, 2016	January 25, 2017
For the year ended December 31, 2015:
First Quarter	$0.55	March 31, 2015	April 27, 2015
Second Quarter	$0.55	June 30, 2015	July 27, 2015
Third Quarter	$0.45	September 30, 2015	October 26, 2015
Fourth Quarter	$0.45	December 31, 2015	January 25, 2016
We cannot assure you that we will pay any future dividends to our shareholders and the dividends set forth in the table above are not intended to be indicative of the amount and timing of future dividends, if any.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2016 with respect to compensation plans under which equity securities of our Company are authorized for issuance. We have no such plans that were not approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of our outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	16,395	(1)	N/A	229,001	(2)

(1)	There are 16,395 restricted Common Shares outstanding pursuant to our 2013 Equity Incentive Plan.

(2)
The number of Common Shares that may be issued under the 2013 Equity Incentive Plan will be increased in an amount that results from multiplying 3% and the total number of Common Shares sold in any future public or private offering of our Common Shares, subject to a maximum of 1,500,000 shares.

Unregistered Sales of Equity Securities
Pursuant to our 2013 Equity Incentive Plan, on December 13, 2016, we granted 3,858 restricted shares to our partially dedicated employees. The restricted shares are subject to forfeiture restrictions that will lapse with respect to 2,302 of the shares on December 13, 2017 and 1,556 of the shares on December 13, 2018. Such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(a)(2) of the Securities Act.

Performance
This performance graph is furnished and shall not be deemed filed with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.
The following graph provides a comparison of the cumulative total return on our common shares to the cumulative total return on the Standard & Poor's 500 Composite Stock Price Index, or the "S&P 500," and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index, or the "FTSE NAREIT MREIT." The comparison is for the period from May 1, 2013, the day our common shares commenced trading on the NYSE, to December 31, 2016, and assumes in each case, a $100 investment on May 1, 2013 and the reinvestment of dividends.
The actual cumulative total returns shown on the graph above are as follows:

	May 1, 2013	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
Ellington Residential Mortgage REIT	$100.00	$85.95	$103.55	$90.63	$108.46
S&P 500	$100.00	$118.52	$134.73	$136.58	$152.91
FTSE NAREIT MREIT	$100.00	$83.44	$98.34	$89.69	$110.17
The performance information above has been obtained from sources believed to be reliable, but neither its accuracy or completeness can be guaranteed. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.
Item 6. Selected Financial Data
The following table presents selected consolidated financial information as of December 31, 2016, 2015, 2014, 2013, and 2012, and for the years ended December 31, 2016, 2015, 2014 and 2013 and the period from September 25, 2012 (commencement of operations) to December 31, 2012. The consolidated financial information presented below as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015, and 2014, has been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated financial information as of December 31, 2014, 2013 and 2012, and the year ended December 31, 2013 and for the period from September 25, 2012 (commencement of operations) to December 31, 2012, was derived from our historical audited consolidated financial statements not included in this Annual Report on Form 10-K.
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
Condensed Statement of Operations

(In thousands except for per share amounts)	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	September 25, 2012 (commencement of operations) to December 31, 2012
Net Interest Income
Net interest income	$24,224	$34,515	$42,313	$24,810	$239
Expenses
Management fees	2,129	2,304	2,285	2,066	124
Professional fees	668	574	986	624	125
Compensation expense	599	621	678	401	—
Organizational expenses	—	—	—	—	568
Other operating expenses	1,613	1,646	1,803	1,235	45
Total Expenses	5,009	5,145	5,752	4,326	862
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	(1,676)	(9,327)	51,007	(63,602)	87
Net realized and change in net unrealized gains (losses) on financial derivatives	(5,633)	(20,013)	(71,400)	41,204	—
Total Other Income (Loss)	(7,309)	(29,340)	(20,393)	(22,398)	87
Net Income (Loss)	$11,906	$30	$16,168	$(1,914)	$(536)
Net Income (Loss) Per Common Share	$1.31	$—	$1.77	$(0.29)	$(0.33)
Cash Dividends Declared Per Common Share	$1.65	$2.00	$2.20	$1.14	$—

Condensed Consolidated Balance Sheet

	As of December 31,
(In thousands except for share amounts)	2016	2015	2014	2013	2012
Assets
Cash and cash equivalents	$33,504	$40,166	$45,237	$50,112	$18,161
Mortgage-backed securities, at fair value	1,226,994	1,242,266	1,393,303	1,326,036	13,596
Due from brokers	49,518	33,297	18,531	18,347	—
Financial derivatives–assets, at fair value	6,008	2,183	3,072	34,963	—
Reverse repurchase agreements	75,012	78,632	13,987	—	—
Receivable for securities sold	33,199	155,526	41,834	76,692	—
Other assets	4,899	4,614	5,110	4,940	399
Total Assets	$1,429,134	$1,556,684	$1,521,074	$1,511,090	$32,156
Liabilities and Shareholders' Equity
Liabilities
Repurchase agreements	$1,197,973	$1,222,719	$1,323,080	$1,310,347	$—
Payable for securities purchased	5,516	98,949	4,227	2,776	—
Due to brokers	1,055	439	583	22,788	—
Financial derivatives–liabilities, at fair value	1,975	4,725	8,700	1,069	—
U.S. Treasury securities sold short, at fair value	74,194	78,447	13,959	—	—
Dividend payable	3,652	4,111	5,032	4,570	—
Other liabilities	3,092	2,439	2,128	2,360	1,192
Total Liabilities	1,287,457	1,411,829	1,357,709	1,343,910	1,192
Shareholders' Equity
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—	—	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (9,130,897, 9,135,103, 9,149,274, 9,139,842 and 1,633,378 shares issued and outstanding, respectively)	92	92	91	91	16
Additional paid-in-capital	180,996	181,027	181,282	181,147	32,674
Accumulated deficit	(39,411)	(36,264)	(18,008)	(14,058)	(1,726)
Total Shareholders' Equity	141,677	144,855	163,365	167,180	30,964
Total Liabilities and Shareholders' Equity	$1,429,134	$1,556,684	$1,521,074	$1,511,090	$32,156
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
We were formed through an initial strategic venture among affiliates of Ellington, an investment management firm and registered investment adviser with a 22-year history of investing in a broad spectrum of MBS and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." As of December 31, 2016, the Blackstone Funds owned approximately 29% of our outstanding common shares.
We are externally managed and advised by our Manager, an affiliate of Ellington.
We use leverage in our Agency RMBS strategy and, while we have not done so meaningfully to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of December 31, 2016, we had outstanding borrowings under repurchase agreements in the amount of $1.2 billion with thirteen counterparties.
We have elected to be taxed as a REIT for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our shareholders as long as we maintain our qualification as a REIT. We intend to conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act.
As of December 31, 2016, our book value per share was $15.52 as compared to $15.86 as of December 31, 2015.
Trends and Recent Market Developments
Key trends and recent market developments for the MBS market include the following:

•
U.S. Federal Reserve and U.S. Monetary Policy—In December 2016, the Federal Reserve raised its target range for the federal funds rate by 0.25%, but maintained its existing policy of reinvesting principal payments from its U.S. Treasury security and Agency RMBS holdings;

•
Housing and Mortgage Market Statistics—Data released by S&P Dow Jones Indices for its S&P CoreLogic Case-Shiller Indices for November showed a continuation of mid-single-digit home price appreciation nationally; meanwhile, the Freddie Mac survey 30-year mortgage rate ended the fourth quarter of 2016 at 4.32%, rising from 3.42% at the end of the third quarter of 2016;

•	Prepayment Rate Trends—Following the post-election surge in interest rates, prepayment rates fell at the end of 2016, and have continued to fall in the beginning of 2017;

•	GSE and Government Agency Developments—The FHFA and the GSEs continued to announce program and policy changes and clarifications intended to increase mortgage credit availability;

•
Portfolio Overview and Outlook—Accommodative monetary policies of global central banks pushed yields on sovereign bonds lower during the first three quarters of 2016, forcing investors to seek relatively higher yields from other liquid sectors, including Agency RMBS. The fourth quarter of 2016 was characterized by sharply higher interest rates and high market volatility, especially in the aftermath of the U.S. elections. During the fourth quarter, Agency RMBS prices declined in line with the movements in interest rates and volatility, and for the full year, our portfolio performed well despite the challenges presented by heightened interest rate volatility. Non-Agency RMBS performed well over the course of the year, as securities continued to appreciate in price as a result of constrained supply and continued demand.

Federal Reserve and U.S. Monetary Policy
On December 14, 2016, the Federal Open Market Committee, or "FOMC," announced that it would raise the target range for the federal funds rate by 0.25%, to 0.50%-0.75%. This was the first announcement of an increase in the target range for the federal funds rate since December 16, 2015. On February 1, 2017, the FOMC announced that it would maintain the target range for the federal funds rate at 0.50%-0.75%. In its February statement following the meeting, the FOMC indicated that economic activity has continued to expand at a moderate pace, and the labor market has continued to strengthen. The FOMC also stated that it expects that with gradual adjustments in the stance of monetary policy, the expansion of economic activity will continue at a moderate pace and labor market conditions will strengthen somewhat further. Additionally, the FOMC indicated that it expects economic conditions to evolve in such a way that only gradual increases in the federal funds rate will be warranted, and that the federal funds rate is likely to remain, for some time, below prevailing longer run levels. Minutes from the February meeting of the FOMC indicated that many officials expressed the view that it might be appropriate to raise the federal funds rate again fairly soon if incoming information on the labor market and inflation was in line with or stronger than their current expectations, or if the risks of overshooting the committee's maximum employment and inflation objectives increased.
Over the course of the fourth quarter, the 10-year U.S. Treasury yield increased by 85 basis points, from 1.59% as of September 30, 2016 to 2.44% as of December 30, 2016. The rise in long-term interest rates during the fourth quarter was the largest quarterly increase since the financial crisis, and one of the largest quarterly increases ever. We believe that there remains substantial risk that interest rates will increase from current levels, driven by a tightening of Federal Reserve monetary policy in response to employment and economic growth in the United States and other factors. The risk of rising interest rates reinforces the importance of our ability, subject to our qualifying and maintaining our qualification as a REIT, to hedge interest rate risk in both our Agency RMBS and non-Agency MBS portfolios using a variety of tools, including TBAs, interest rate swaps, and various other instruments. Additional uncertainty surrounds the Federal Reserve's timeline to curtail its reinvestment of principal payments from its U.S. Treasury security and Agency RMBS holdings. The current pace of monthly reinvestments under this program is approximately $25 billion, thus providing significant market support.
Housing and Mortgage Market Statistics
The following table demonstrates the decline in residential mortgage delinquencies and foreclosure inventory on a national level, as reported by CoreLogic in its December 2016 National Foreclosure Report:

	As of
Number of Units (In thousands)	December 2016	September 2016
Seriously Delinquent Mortgages(1)	1,027	1,039
Foreclosure Inventory	329	341

(1)	Seriously Delinquent Mortgages are ninety days and over in delinquency and include foreclosures and real estate owned, or "REO," property.
As the above table indicates, both the number of seriously delinquent mortgages and the number of homes in foreclosure have continued to decline. This decline supports the thesis that as many homeowners have re-established equity in their homes through recovering real estate prices, they have become less likely to become delinquent and default on their mortgages.
Monthly housing starts provide another indicator of market fundamentals. The following table shows the trailing three-month average housing starts for the periods referenced:

	As of
Number of Units (In thousands)	December 2016	September 2016
Single-family	834	758
Multi-family	406	374
Source: U.S. Census Bureau
As of December 2016, average single-family housing starts during the trailing three months increased by 10.0% as compared to September 2016, while multi-family housing starts increased by approximately 8.6% during the same period.
Data released by S&P Dow Jones Indices for its S&P CoreLogic Case-Shiller Indices for December 2016 showed that, on average, home prices posted a 5.6% year-over-year increase for its 20-City Composite and a 4.9% year-over-year increase for its 10-City Composite, after seasonal adjustments. Additionally, as indicated in the table above, as of December 2016, the national inventory of foreclosed homes fell to 329,000 units; this represented the sixty-second consecutive month with a year-over-year decline. As a result, there are many fewer unsold foreclosed homes hanging over the housing market than there were a year ago. We believe that near-term home price trends are more likely to be driven by fundamental factors such as economic growth, mortgage rates, and affordability, rather than by technical factors such as shadow inventory. Shadow inventory represents the number of properties that are seriously delinquent, in foreclosure, or held as REO by mortgage servicers, but not currently listed on a multiple listing service.
On February 3, 2017, the U.S. Bureau of Labor Statistics, or "BLS," reported that, in January 2017, the U.S. unemployment rate was 4.8%, down from 4.9% a year earlier and at levels generally considered consistent with an economy near full employment. In light of the drop in the labor force participation rate since the financial crisis, another, perhaps more relevant, measure of labor market conditions is employment growth. The BLS also reported that non-farm payrolls rose by 227,000 in January 2017. Over the past three months, job gains have averaged 183,000 per month.
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

Prepayment Rate Trends
The Mortgage Bankers Association's Refinance Index, which measures refinancing application volumes, declined rapidly following the U.S. elections, and reached a multi-year low on December 23, 2016. Because of the time lag between when a refinancing application is submitted and when the refinancing is actually completed, the December MBS prepayment data only partially reflected the drop in refinancing application volume. Factors that continue to inhibit prepayment activity include: (i) home price declines during the financial crisis, which has left some borrowers with minimal or negative home equity; (ii) more restrictive underwriting guidelines, even for refinancings; and (iii) increased origination costs, especially related to underwriting and compliance, in part as originators continue to contend with the TILA-RESPA Integrated Disclosure, or "TRID," regulations that started in later 2015. More recently, increases in mortgage banking industry staffing, improvements in technology, and modest relaxations in underwriting standards may be serving to offset a portion of these inhibitions on prepayment activity. The foregoing factors and developments have resulted in substantial variations in prepayment rates between Agency pools as a function of loan-to-value, or "LTV," ratio, loan balance, credit score, loan servicer, geography, property type, loan purpose, and other factors. In recognition of the importance of these underlying characteristics on prepayment behavior, the MBS market continues to promote the creation of "specified" Agency pools that emphasize or de-emphasize many of these characteristics, such as pools where the principal balance of every underlying mortgage loan is below $85,000. The Making Homes Affordable, or "MHA," refinancing program, which was initiated in response to the housing market crisis, has facilitated the origination of many of these kinds of specified Agency pools. We expect that the ongoing origination of Agency pools with a wide variety of loan characteristics will continue to create opportunities for us to exploit the resulting differences in prepayments.
While refinancing activity overall has been slower in recent periods relative to earlier periods when mortgage rates were at comparable levels, recent trends suggest an ongoing divergence between the refinancing behavior of lower balance loans and higher balance loans. As illustrated in the figure below, the average loan size of refinance applications, especially during refinancing waves, has increased over the past several years. For example, in July 2016, at the peak of the most recent refinancing wave, the average refinance application loan size was $288,400, a 35% increase over the average refinance application loan size of $213,700 in May 2013, at the peak of the early 2013 refinancing wave. This increase in average loan sizes of mortgage refinances is reflective of a number of changes related to borrower behavior and mortgage credit availability in recent years.

6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
MBA Refinance Index
(Application Volume)
320
300
280
260
240
220
200
180
Average Refinance Application Loan Size
($ thousands, trailing 4-week average)
Sep-12
Mar-13
Sep-13
Mar-14
Sep-14
Mar-15
Sep-15
Mar-16
Sep-16
MBA Refinance Index
Average Refinance Application Loan Size (Trailing 4-Week Average)

Source: Freddie Mac and Mortgage Bankers Association

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
Moreover, while overall mortgage credit availability continues to increase from the depressed levels that followed the financial crisis, credit availability for higher loan size borrowers has been particularly improving recently. In the past several years, a number of the largest lenders, including Bank of America, JP Morgan, Wells Fargo, and PNC Bank, have noticeably loosened lending standards for jumbo mortgage loans typically sought by more affluent borrowers, including lowering minimum FICO requirements and raising maximum LTVs. Affluent borrowers have also generally experienced greater improvements in their creditworthiness, thanks to rising asset prices and a strong rebound in high-end home prices, especially in wealthier cities such as New York and San Francisco. Jumbo mortgage loans have been a rare bright spot for the non-Agency mortgage origination sector in recent years, and for good reason given the excellent credit performance of jumbo mortgage loans originated since the financial crisis. Many banks are also competing more vigorously for affluent customers, in an effort to cross-sell other financial products such as investment and brokerage services. This competition has resulted in a narrowing of the spread between jumbo mortgage rates and conforming mortgage rates, further increasing the relative refinancing incentive for jumbo mortgage loans.
While in the past few years more affluent and higher credit score borrowers have seen the largest increase in mortgage credit availability, more recently first time homebuyers, low-income borrowers, and borrowers in low-income areas have started to benefit from an increase in high LTV mortgage lending programs targeted at these demographic groups. While recent growth is still relatively modest in these largely government-funded or non-profit-funded lending programs for less affluent borrowers, it may prefigure future expansions of credit to higher LTV borrowers.
In addition, since the financial crisis, financial reforms, including the Dodd-Frank Act and qualified mortgage, or "QM," mortgage rules, have dramatically increased the costs of underwriting, especially for niche products such as second lien and adjustable rate mortgages. Banks have reduced their footprint in the mortgage lending space as the scars of the financial crisis and higher capital requirements have increased the costs of doing business. More recently, market share has shifted to non-bank lenders, which do not face the same regulatory capital requirements as banks for servicing mortgages, and which possess superior technology to better assist borrowers in making more efficient refinancing decisions.
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
As improved technology spreads, we believe that the lending industry will change in two important ways. First, more efficient mortgage origination should mean that some cost savings will be passed on to borrowers. Smaller-balance loans, which are disproportionately used by lower-income borrowers, should respond the most from a reduction in the fixed components of origination costs. Second, borrower prepayment behavior should become increasingly efficient, as demonstrated by the higher prepayment speeds of mortgage loans serviced by Quicken and other non-bank mortgage originators. Assessing the ongoing evolution of these industrywide changes, including studying servicer-specific trends, is of increasing importance in investing in both specified pools and TBAs.

Prepayment Speeds of Bank vs Non-Bank Servicers
(Seasoned In-the-Money Freddie Mac Loans)
3-Month CPR
0
5
10
15
20
25
30
35
40
45
50
Aug-13
Nov-13
Feb-14
May-14
Aug-14
Nov-14
Feb-15
May-15
Aug-15
Nov-15
Feb-16
May-16
Aug-16
Nov-16
Bank
Non-Bank
Quicken

Source: Freddie Mac
GSE/Government Agency Developments
On October 19, 2016, Ginnie Mae announced a new rule to discourage rapid streamline refinancing of loans in Ginnie Mae pools. Effective February 1, 2017, any streamline-refinanced loan that was less than six months old at the time of refinancing will automatically be ineligible for inclusion in TBA-deliverable Ginnie Mae pools. Recent developments in Ginnie Mae pools involving the rapid refinancing by certain non-bank lenders of a small number of VA-guaranteed loans, often originated at above-market interest rates, have raised concerns about the impact of multiple, rapid refinance transactions on borrower equity and financing costs. These rapid refinancings had been weighing on the prices of certain Ginnie Mae pools, and the new rule should help maintain investor confidence in the Ginnie Mae program.
On October 24, 2016, Fannie Mae announced details of a new "Day 1 certainty" program, available in December, to waive property inspections and provide income and employment representation and warranty relief for certain low-risk loans. The program should reduce closing costs and shorten refinance lead times, leading to a marginal increase in reactivity and prepayment speeds, as well as potentially providing more credit availability for first-time homebuyers who face the greatest paperwork challenges in documenting income and employment. A similar Freddie Mac program had been previously announced and will debut in spring 2017. The combined effect of these programs depends critically on lender take-up, although most lenders seem to be receptive to the programs.
On December 8, 2016, FHFA announced that the initial phase, called Release 1, of the Common Securitization Platform, or "CSP," had been successfully implemented on November 21, 2016. With the implementation, Freddie Mac converted to using the CSP for many of the major activities related to current single-class, fixed-rate, mortgage-backed securities. The next phase of the CSP, known as Release 2, will involve the actual issuance by Freddie Mac and Fannie Mae of a common, single mortgage-backed security, to be called the Uniform Mortgage-Backed Security, or "UMBS." The FHFA expects to announce a timeframe for the implementation of Release 2 in the first quarter of 2017. The FHFA's goal in establishing the UMBS is to create a single set of standards and a single market for GSE-issued fixed-rate mortgage loans, and thereby to create and maintain a more liquid Agency MBS market, consistent with the FHFA's statutory obligation of providing for the liquidity of the national housing finance market.
On January 9, 2017, the FHA announced that it would reduce its annual mortgage insurance premiums, or "MIPs," by 25 basis points for most new mortgages with a closing/disbursement date on or after January 27, 2017; this would reestablish the insurance premiums nearly at pre-crisis levels.  This announcement was largely unexpected, especially after comments made on November 15, 2016 by Ed Golding, the U.S. Department of Housing and Urban Development assistant secretary, who indicated

that no additional MIP cut was coming. Since 2009, the FHA has increased MIPs several times to help stabilize the health of its Mutual Mortgage Insurance Fund, which has been badly depleted by the financial crisis. However, the new administration canceled the MIP reduction on January 20, 2017 (its first day in office), citing a need for more analysis and research. The rollback of the MIP reduction indicates that the new administration may want to reevaluate the government's role in housing policy.
To date, no definitive legislation has been enacted with respect to a possible unwinding of the GSEs or a material reduction in their roles in the U.S. mortgage market. However, U.S. Treasury Secretary Steven Mnuchin has indicated that reform of the GSEs will be a priority for the new administration. There have been several proposals offered by members of Congress, including the Corker-Warner bill introduced in June 2013, the Johnson-Crapo bill introduced in March 2014, the Partnership to Strengthen Homeownership Act introduced in July 2014, and a Senate draft bill introduced in May 2015 by Senator Richard Shelby that pushes for increased credit risk transfers to private investors. To date, the GSEs have engaged predominantly in "second-loss" risk sharing transactions, where the GSEs bear losses on their mortgage pools up to a capped amount first, before private investors bear any losses. Furthermore, these risk sharing transactions to date have generally been "back-end" transactions, where the GSE seeks to offload its risk only after it has actually issued guarantees on a defined pool of mortgages. Under the Shelby bill, not only would the GSEs be required to engage in significant and increasing levels of risk sharing transactions generally, but for the first time the GSEs would be required to engage both in "first-loss" risk sharing transactions and in "front-end" risk sharing transactions. Many of these proposed bills could potentially increase private capital flows to the mortgage sector while reducing taxpayer risk. Though it appears unlikely that any of these bills will be passed in their current form, features may be incorporated into future proposals.
Portfolio Overview and Outlook
General Market Overview
In the first quarter of 2016, credit-related fears stemming from depressed energy prices initially spurred a rapid equity market sell-off that spilled over to many sectors, and also caused a flight to quality that pushed interest rates sharply lower. The response from global central banks was swift, with announcements of both increased quantitative easing programs and more dovish interest rate outlooks; this caused equity markets to rally back and at the same time kept interest rates from rebounding fully. Interest rates trended slightly higher and volatility declined for most of the second quarter, but following the United Kingdom's vote in June to leave the European Union, with the associated concerns of a negative impact on the global economy, interest rates sharply reversed course and dropped dramatically. However, as had occurred earlier in the year, additional global central bank intervention quickly supplied relief to the financial markets. With yields on sovereign bonds reaching record low levels, many investors sought higher yields from other liquid sectors, including Agency RMBS.
The fourth quarter of 2016 was characterized by sharply higher interest rates and increased market volatility, especially in the aftermath of the U.S. elections in November. The election of Donald Trump to the U.S. presidency along with continued Republican control of Congress led to a surge in interest rates, as many market participants predicted that the policy goals of the new administration would lead to an acceleration in U.S. economic growth. Among the shared policy goals of the new administration and Congress are a lowering of corporate income tax rates, increased infrastructure spending, and a roll-back in regulation, such as many of the regulations included in the Dodd-Frank Act. The rise in long-term interest rates during the fourth quarter was the largest quarterly increase since the financial crisis, and one of the largest quarterly increases ever. Over the course of the fourth quarter of 2016, the 10-year U.S. Treasury yield rose 85 basis points to end the year at 2.44%, and closed as high as 2.60% on December 15th. The yield curve steepened substantially during the fourth quarter, with the 2-year U.S. Treasury yield rising 43 basis points to end the quarter at 1.19%. The 10-year and 2-year U.S. Treasury yields began 2016 at 2.27% and 1.05%, respectively.
In December 2016, for the first time since late 2015 and only the second time in over ten years, the Federal Reserve increased its target range for the federal funds rate. Following the rate increase in late 2015 and heading into 2016, most market participants had anticipated multiple target range increases for 2016, but concerns around a global economic slowdown, as well as mixed data regarding the state of the U.S. economy, led the Federal Reserve to adopt a more measured stance in 2016. The recent change in administrations now presents the Federal Reserve with conflicting considerations: an increase in inflation appears more likely, which would call for monetary tightening, but the uncertainties associated with possible large scale government policy changes may call for a more cautious approach.
For most of 2016 mortgage rates trended lower, but they surged in the fourth quarter in sympathy with overall interest rates. Ultimately, the Freddie Mac survey 30-year mortgage rate ended 2016 at 4.32%, or 0.31% higher than where it began the year. The Mortgage Bankers Association Refinance Index, which tracks the volume of mortgage loan refinancing applications, reached a one-year high on July 8, 2016 and then declined over 50%, falling back to its early-2016 levels by the end of the year.

Agency
As of December 31, 2016, the value of our long Agency bond portfolio was $1.208 billion, as compared to $1.211 billion as of December 31, 2015.
Our Agency RMBS portfolio consisted principally of "specified pools." Specified pools are fixed rate Agency pools with special characteristics, such as pools containing low loan balance mortgages, pools containing mortgages backed by investor properties, pools containing mortgages originated through the government-sponsored MHA refinancing programs, and pools containing mortgages with various other characteristics.
Over the course of most of the first three quarters of 2016, high demand from both domestic and overseas investors, bolstered prices of Agency RMBS. The relative yields and liquidity of these instruments increased what had been already high investor demand for them. However, as a result of the surge in interest rates in the fourth quarter, Agency RMBS declined substantially in price and their durations extended, exacerbating further price declines. For example, during the fourth quarter, TBA 30-year Fannie Mae 3.5s, a widely traded Agency RMBS, declined approximately three points in price, and its duration roughly doubled. Nevertheless, the price declines were relatively muted when compared to prior instances of large-scale increases in interest rates, such as those that occurred in mid-2013, or before the financial crisis. This more muted response was in large part a consequence of the progressive shift, in recent years, in ownership of Agency RMBS away from "delta-hedgers" such as the GSEs and many money managers and mortgage REITs, who have often reacted to big downswings in the market by aggressively selling Agency RMBS, and towards "buy and hold" investors such as the Federal Reserve and depository institutions.
Low mortgage rates during the first three quarters of 2016 led to increases in refinancing activity, and by late summer overall prepayment rates reached their highest levels since 2013. As mortgage rates increased over the course of the fourth quarter, Agency RMBS prepayment rates slowed. However, the pace of the slowdown in Agency RMBS prepayment rates during the fourth quarter was much more gradual than most sell-side research had predicted. A variety of factors helped to support prepayment activity during 2016, including the gradual loosening of mortgage credit underwriting standards relative to the immediate aftermath of the financial crisis; enhanced originator/servicer technology and infrastructure, which have streamlined the refinancing process and augmented refinancing capacity; employment in the mortgage industry, which remains at a post-financial crisis high; and increasing home prices and improvements in borrower credit profiles, both of which reflect continued improvement in the U.S. economy.
Although specified pools with prepayment protection features also experienced increases in overall prepayment speeds during most of 2016, such increases were significantly less than that of generic pools, and accounted for the relative outperformance of specified pools as compared to generic pools. Specified pools with prepayment protection features include loans with low principal balances, for example. Such loans generally show much more muted prepayment responses to lower mortgage rates, as the savings from refinancing low balance loans are lower on an absolute basis, and the costs to refinance are higher relative to those savings. Our Agency RMBS portfolio, which remains concentrated in specified pools with prepayment protection features, was well insulated from the large increase in generic pool prepayment rates during the year. We believe that specified pools will continue to outperform generic pools as the presence of the Federal Reserve (which focuses its purchases on generic pools) shrinks in the Agency RMBS market and as technological advances in the mortgage origination and servicing industry have tended to have a much greater impact on non-specified pools as compared to specified pools, driving greater investor interest in specified pools relative to TBAs. We believe that this trend will continue.
Our portfolio performed well over the course of the year, despite the challenges presented by the heightened interest rate volatility. Our aggregate Agency RMBS portfolio generated interest income of $31.0 million, and—especially as compared to prior years—a relatively small portion of this interest income was offset by net realized and unrealized losses on our securities and financial derivatives portfolio. For the year ended December 31, 2016, we had total net realized and unrealized losses of $(2.9) million, or $(0.32) per share, on our aggregate Agency RMBS portfolio, while we had total net realized and unrealized losses of $(5.9) million, or $(0.65) per share, on our interest rate hedging portfolio, including U.S. Treasury securities. Average pay-ups on our specified pools decreased to 0.70% as of December 31, 2016, from 0.73% as of December 31, 2015. Pay-ups are price premiums for specified pools relative to their TBA counterparts.
During 2016, in addition to interest rate swaps and other interest rate hedging instruments, we continued to use short positions in TBAs to hedge interest rate risk. In our hedging portfolio, the relative proportion (based on 10-year equivalents1) of short TBAs increased year over year as compared to interest rate swaps. Overall, we believe that there remains a heightened risk of substantial interest rate and mortgage prepayment volatility in the near term, thus reinforcing the importance of our ability to hedge our Agency RMBS portfolio using a variety of tools, including TBAs.
1"10-year equivalents" for a group of positions represent the amount of 10-year U.S. Treasury securities that would experience a similar change in market value under a standard parallel move in interest rates.

We actively traded our Agency RMBS portfolio during the year in order to capitalize both on sector rotation opportunities and trading opportunities. Our portfolio turnover for the year was 118% (as measured by sales and excluding paydowns), and we captured net realized gains of $8.1 million, excluding hedges.
During 2016, we continued to focus our Agency RMBS purchasing activity primarily on specified pools, especially those with higher coupons. As of December 31, 2016, the weighted average coupon on our fixed rate specified pools was 3.9%, as compared to 4.0% for December 31, 2015. Our Agency RMBS portfolio continues to include a small allocation to Agency IOs and we increased our holdings of those during the year. Some of the IOs that we purchased were backed by seasoned Ginnie Mae pools that have demonstrated some level of "burnout." Burnout often occurs after periods of high prepayments, when the mix of loans remaining in an RMBS pool becomes more concentrated in loans that tend to prepay more slowly; burnout can reflect a variety of factors, including the behavior of individual borrowers and overall trends in the mortgage banking industry. Our Agency IOs not only contribute to our portfolio in the form of their yields, but they also inherently serve as portfolio market value hedges in a rising interest rate environment.
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
The following table summarizes prepayment rates for our portfolio of fixed rate specified pools (excluding those backed by reverse mortgages) for the three month periods ended December, 31, 2016, September 30, 2016, June 30, 2016, March 31, 2016, and December 31, 2015.

	Three Month Period Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Three Month Constant Prepayment Rates(1)	15.6%	14.1%	10.1%	7.1%	6.5%

(1)	Excludes Agency fixed rate RMBS without any prepayment history.

The following table provides details about the composition of our portfolio of fixed rate specified pools (excluding those backed by reverse mortgages) as of December 31, 2016 and December 31, 2015.

		December 31, 2016			December 31, 2015
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed rate Agency RMBS:
15-year fixed rate mortgages:
	3.00	$35,199	$36,201	20	$49,894	$51,566	24
	3.50	97,018	101,868	21	102,118	107,442	13
	4.00	9,612	10,294	30	10,534	11,253	21
Total 15-year fixed rate mortgages		141,829	148,363	22	162,546	170,261	17
20-year fixed rate mortgages	4.00	10,488	11,185	18	18,477	19,830	13
30-year fixed rate mortgages:
	2.50	1,607	1,562	2	—	—	—
	3.00	16,000	15,970	29	29,515	29,571	36
	3.50	255,122	263,743	18	137,826	142,821	22
	4.00	391,677	415,251	17	343,776	365,952	15
	4.50	173,689	188,083	22	266,547	290,517	14
	5.00	48,324	52,981	35	61,541	68,208	23
	5.50	1,670	1,854	119	2,261	2,524	107
	6.00	887	1,013	123	1,058	1,201	111
Total 30-year fixed rate mortgages		888,976	940,457	20	842,524	900,794	18
Total fixed rate Agency RMBS		$1,041,293	$1,100,005	20	$1,023,547	$1,090,885	18
Our net Agency premium as a percentage of our specified pool holdings is one metric that we use to measure our overall prepayment risk. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. As of December 31, 2016, our net Agency premium as a percentage of fair value on specified pool holdings was approximately 3.6% as compared to 4.1%, as of December 31, 2015. Excluding TBA positions used to hedge our long Agency RMBS portfolio, our Agency premium as a percentage of fair value was approximately 5.4% and 6.2% as of December 31, 2016 and December 31, 2015, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
We believe that our adaptive and active style of portfolio management is well suited to the current MBS market environment, which continues to be shaped by heightened prepayment risk,shifting central bank policies, regulatory changes, and developing technologies.
Non-Agency
As of December 31, 2016, the value of our long non-Agency portfolio was $19.4 million, as compared to $31.4 million as of December 31, 2015.

Non-Agency RMBS performed well during the year. As the case has been for some time, the fundamentals underlying non-Agency RMBS, led by a stable housing market, continue to be strong. Our non-Agency portfolio benefited from strong yields, appreciation from our held positions, and net realized gains from positions sold. On a year-over-year basis, our non-Agency RMBS portfolio declined in size. To the extent that more attractive entry points develop in non-Agency RMBS, we may increase our capital allocation to this sector.
Financing
Over the course of the year our cost of repo financing increased as LIBOR increased. Our weighted average borrowing cost for the year ended December 31, 2016 was 0.71% as compared to 0.42% for the year ended December 31, 2015.
During the third quarter, notwithstanding the increase in short-term interest rates, Agency repo costs remained relatively constant. As a result of changes in money market fund regulations, there was a significant investor shift away from "prime" money market funds, which under the new regulations became susceptible to daily changes in their share prices, and into "government" money market funds. Because government money market funds are among the biggest providers of Agency RMBS repo, the increased assets of these funds resulted in an increase in the supply of Agency RMBS repo financing, and therefore put downward pressure on the cost of Agency RMBS repo, largely offsetting the increase in short-term interest rates in the third quarter. Despite the impact of the investor shift from prime money market funds to government money market funds, the surge in interest rates in the fourth quarter led to an increase in our cost of repo.
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
Our debt-to-equity ratio was to 8.5:1 as of December 31, 2016 as compared to 8.4:1 as of December 31, 2015. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 8.3:1 as of December 31, 2016 and 8.1:1 as of December 31, 2015. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions.
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

Financial Condition
Investment portfolio
The following tables summarize our mortgage-backed securities portfolio of as of December 31, 2016 and 2015:

	December 31, 2016					December 31, 2015
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed rate mortgages	$141,829	$148,363	$104.61	$148,873	$104.97	$162,546	$170,261	$104.75	$170,385	$104.82
20-year fixed rate mortgages	10,488	11,185	106.65	11,275	107.50	18,477	19,830	107.32	19,754	106.91
30-year fixed rate mortgages	888,976	940,457	105.79	948,157	106.66	842,524	900,794	106.92	896,356	106.39
ARMs	31,656	33,138	104.68	33,226	104.96	36,433	38,530	105.76	38,629	106.03
Reverse mortgages	57,411	62,058	108.09	63,114	109.93	68,690	73,692	107.28	75,205	109.48
Total Agency RMBS	1,130,360	1,195,201	105.74	1,204,645	106.57	1,128,670	1,203,107	106.60	1,200,329	106.35
Non-Agency RMBS	27,794	19,446	69.96	18,268	65.73	48,408	31,401	64.87	30,395	62.79
Total RMBS(2)	1,158,154	1,214,647	104.88	1,222,913	105.59	1,177,078	1,234,508	104.88	1,230,724	104.56
Agency IOs	n/a	12,347	n/a	11,841	n/a	n/a	7,758	n/a	8,491	n/a
Total mortgage-backed securities		1,226,994		1,234,754			1,242,266		1,239,215
U.S. Treasury securities sold short	(78,589)	(74,194)	94.41	(75,465)	96.02	(79,550)	(78,447)	98.61	(79,003)	99.31
Reverse repurchase agreements	75,012	75,012	100.00	75,012	100.00	78,632	78,632	100.00	78,632	100.00
Total		$1,227,812		$1,234,301			$1,242,451		$1,238,844

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Excludes Agency IOs.
The vast majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency CMOs. Within this strategy, we generally target Agency RMBS pools that, taking into account their particular composition and based on our prepayment projections: (1) should generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) should have less prepayment sensitivity to government policy shocks and/or (3) should create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months when actual prepayment experience can be observed. As of both December 31, 2016 and 2015, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
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

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of December 31, 2016 and 2015:

(In thousands)	December 31, 2016	December 31, 2015
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$96	$115
TBA securities sale contracts	949	302
Fixed payer interest rate swaps	4,198	891
Fixed receiver interest rate swaps	693	857
Futures	72	18
Total financial derivatives–assets, at fair value	6,008	2,183
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	—	(49)
TBA securities sale contracts	(554)	(315)
Fixed payer interest rate swaps	(1,421)	(4,361)
Total financial derivatives–liabilities, at fair value	(1,975)	(4,725)
Total	$4,033	$(2,542)
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
As of December 31, 2016, as part of our interest rate hedging program, we also held short positions in U.S. Treasury securities, with a total principal amount of $78.6 million and a fair value of $74.2 million. As of December 31, 2015, we also held short positions in U.S. Treasury securities, with a total principal amount of $79.6 million and a fair value of $78.4 million.

The composition and relative mix of instruments we use to hedge various risks may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of December 31, 2016 and 2015. We had no other borrowings outstanding.

	December 31, 2016			December 31, 2015
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$545,817	0.80%	19	$666,124	0.52%	14
31-60 days	304,398	0.91	45	336,350	0.53	45
61-90 days	299,081	0.98	74	89,142	0.70	74
91-120 days	1,050	0.88	109	131,103	0.53	106
121-150 days	12,428	0.97	135	—	—	—
151-180 days	35,199	1.05	164	—	—	—
Total	$1,197,973	0.88%	45	$1,222,719	0.54%	37
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. Because our strategy is flexible, dynamic, and opportunistic, our overall leverage will vary over time. As of December 31, 2016 and 2015, our total debt-to-equity ratio was 8.5 to 1 and 8.4 to 1, respectively. Collateral transferred with respect to our outstanding repo borrowings as of December 31, 2016 and 2015 had an aggregate fair value of $1.2 billion and $1.3 billion, respectively. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 8.3 to 1 and 8.1 to 1 as of December 31, 2016 and 2015, respectively. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions.
Shareholders' Equity
As of December 31, 2016, our shareholders' equity decreased to $141.7 million from $144.9 million as of December 31, 2015. This decrease principally consisted of dividends declared of $15.1 million and the repurchase of common shares of $0.2 million, partially offset by net income of $11.9 million and share based compensation of $0.2 million. As of December 31, 2016, our book value per share was $15.52 as compared to $15.86 as of December 31, 2015.

Results of Operations for the Years Ended December 31, 2016, 2015, and 2014:
The following table summarizes our results of operations for the years ended December 31, 2016, 2015, and 2014:

(In thousands except for per share amounts)	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net Interest Income
Net interest income	$24,224	$34,515	$42,313
Expenses
Management fees	2,129	2,304	2,285
Other operating expenses	2,880	2,841	3,467
Total expenses	5,009	5,145	5,752
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	(1,676)	(9,327)	51,007
Net realized and change in net unrealized gains (losses) on financial derivatives	(5,633)	(20,013)	(71,400)
Total Other Income (Loss)	(7,309)	(29,340)	(20,393)
Net Income	$11,906	$30	$16,168
Net Income Per Common Share	$1.31	$—	$1.77
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

The table below reconciles Core Earnings and Core Earnings excluding Catch-up Premium Amortization Adjustment for the years ended December 31, 2016, 2015, and 2014 to the line, Net Income, on our Consolidated Statement of Operations, which we believe is the most directly comparable U.S. GAAP measure:

(In thousands except for share amounts)	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net Income	$11,906	$30	$16,168
Less:
Net realized gains (losses) on securities	8,420	9,577	2,457
Net realized losses on financial derivatives, excluding periodic payments(1)	(7,782)	(16,405)	(22,661)
Change in net unrealized gains (losses) on securities	(10,096)	(18,904)	48,550
Change in net unrealized gains (losses) on financial derivatives, excluding accrued periodic payments(2)	5,724	3,769	(39,932)
Subtotal	(3,734)	(21,963)	(11,586)
Core Earnings	$15,640	$21,993	$27,754
Catch-up Premium Amortization Adjustment	(2,051)	(1,076)	595
Core Earnings excluding Catch-up Premium Amortization Adjustment	17,691	23,069	27,159
Weighted Average Shares Outstanding	9,121,344	9,143,508	9,142,736
Core Earnings Per Share	$1.71	$2.41	$3.04
Core Earnings Per Share excluding Catch-up Premium Amortization Adjustment	$1.94	$2.52	$2.97

(1)
For the year ended December 31, 2016, represents Net realized gains (losses) on financial derivatives of $(12,120) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(4,338). For the year ended December 31, 2015, represents Net realized gains (losses) on financial derivatives of $(23,432) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(7,027). For the year ended December 31, 2014, represents Net realized gains (losses) on financial derivatives of $(31,878) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(9,217).

(2)
For the year ended December 31, 2016, represents Change in net unrealized gains (losses) on financial derivatives of $6,487 less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $763. For the year ended December 31, 2015, represents Change in net unrealized gains (losses) on financial derivatives of $3,419 less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(350). For the year ended December 31, 2014, represents Change in net unrealized gains (losses) on financial derivatives of $(39,522) less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $410.

Results of Operations for the Years Ended December 31, 2016 and 2015
Net Income
The increase in net income for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was principally due to a decrease in net realized and unrealized losses on securities and financial derivatives for the year ended December 31, 2016. Each year included periods of high volatility in interest rates which led to significant swings in net realized and unrealized gains and losses on our securities and financial derivatives. Our year-over-year net interest income declined as a result of a decline in the size of our average portfolio holdings, as well as an increase in our cost of repo. Reduced net interest income resulted in a commensurate decline in our Core Earnings.
Interest Income
Our portfolio as of both December 31, 2016 and 2015 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $33.2 million and $40.7 million in interest income on these securities for the years ended December 31, 2016 and 2015, respectively. The year-over-year decrease in interest income resulted from lower average holdings and lower average yields on both our Agency and non-Agency RMBS.

The following table details our interest income, average holdings of interest-earning assets, and weighted average yield based on amortized cost for the years ended December 31, 2016 and 2015:

	Non-Agency(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Year ended December 31, 2016	$2,188	$22,792	9.60%	$31,001	$1,201,860	2.58%	$33,189	$1,224,652	2.71%
Year ended December 31, 2015	$3,158	$28,808	10.96%	$37,546	$1,293,950	2.90%	$40,704	$1,322,758	3.08%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the years ended December 31, 2016 and 2015, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities. Our total interest expense for the year ended December 31, 2016 was $9.3 million, of which $8.1 million represented interest expense on our repo borrowings and approximately $1.2 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the year ended December 31, 2015 was $6.2 million, of which $5.2 million represented interest expense on our repo borrowings and approximately $1.0 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The year-over-year increase in our total interest expense resulted mainly from higher rates on our repo borrowings. In December 2015, for the first time in several years, the Federal Reserve increased the target range for the federal funds rate, to a range of 0.25%-to-0.50%, up 25 basis points from the prior range of 0.0%-to-0.25%; this increase has caused repo borrowing rates to increase. Our average outstanding repo borrowings for the year ended December 31, 2016 was $1.15 billion, resulting in an average cost of funds of 0.71%. Our average outstanding repo borrowings for the year ended December 31, 2015 was $1.24 billion, resulting in an average cost of funds of 0.42%.
The following table shows information related to our average cost of funds for the years ended December 31, 2016 and 2015.

($ in thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
Year Ended December 31, 2016	$1,145,850	$8,148	0.71%	0.50%	1.06%
Year Ended December 31, 2015	$1,239,580	$5,208	0.42%	0.20%	0.49%
As an alternative cost of funds measure, we add to our repo interest cost the net periodic amounts paid or payable by us on our interest rate swaps and the interest expense we incur on our short positions in U.S. Treasury securities, and express the total as a percentage of our average outstanding borrowings. The total of our net periodic expense paid or payable under our interest rate swaps and our interest expense on our short positions in U.S. Treasury securities was $4.6 million for the year ended December 31, 2016, or 0.40% of our average outstanding repo borrowings, thereby resulting in an average cost of funds including interest rate swaps and short positions in U.S. Treasury securities of 1.11%. The total of our net periodic expense paid or payable under our interest rate swaps was $8.4 million for the year ended December 31, 2015, or 0.68% of our average outstanding borrowings, thereby resulting in an average cost of funds including interest rate swaps of 1.10%. This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.
Management Fees
For the years ended December 31, 2016 and 2015, our management fee expense was approximately $2.1 million and $2.3 million, respectively. The decrease in management fees year over year was due to our smaller capital base.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, and various other expenses incurred in connection with the operation of our business. Other operating expenses for the years ended December 31, 2016 and 2015 were approximately $2.9 million and $2.8 million, respectively. Our expense ratio, which represents our management fees and other operating expenses as a percentage of our average shareholders' equity, was 3.5% for the year ended December 31, 2016, as compared to 3.3% for the year ended December 31, 2015. The increase in our expense ratio was primarily due to a decrease in our average shareholders' equity for the year ended December 31, 2016 as compared to the year ended December 31, 2015.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gain (losses) on securities and financial derivatives. For the year ended December 31, 2016, other loss was $(7.3) million, and consisted of net realized and change in net unrealized losses of $(5.6) million on our financial derivatives and approximately $(1.7) million on our securities, primarily our Agency RMBS. The year ended December 31, 2016 included periods of significant interest rate volatility. Interest rates declined over the first half of the year, but increased significantly towards the end of the year. Generally, our assets produced net gains as interest rates declined in the first half of the year, and net losses when interest rates fell in the latter half of the year. Conversely our interest rate hedges produced losses in the first half of the year, but gains in the latter half of the year. For the year ended December 31, 2016, as measured by sales and excluding paydowns, we turned over approximately 118% of our Agency RMBS portfolio and, as a result, we generated net realized gains of $8.1 million on our Agency RMBS portfolio. Even though long-term interest rates ended the year only moderately higher than where they began, volatility throughout the year led to "delta-hedging" losses, as we actively adjusted our portfolio following significant interest rate movements. To the extent that our hedging portfolio is more heavily concentrated in interest rate swaps, futures, and/or U.S. Treasury securities, as opposed to swaptions and/or short positions in TBAs, our delta-hedging losses can be significant in volatile markets, and can lead to volatility in our results.
Other income (loss) for the year ended December 31, 2015 was $(29.3) million and consisted of net realized and change in net unrealized losses of $(20.0) million on our financial derivatives and net realized and change in net unrealized losses of approximately $(9.3) million on our securities, primarily our Agency RMBS. The year ended December 31, 2015 was marked by significant interest rate volatility, and our hedging portfolio was generally more heavily concentrated in interest rate swaps during 2015 as compared to 2016, which led to greater delta-hedging losses in 2015 as compared to 2016.
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
Interest Income
Our portfolio as of both December 31, 2015 and 2014 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $40.7 million and $46.8 million in interest income on these securities for the years ended December 31, 2015 and 2014, respectively. The year-over-year decrease in interest income resulted from lower yields on our Agency RMBS and lower average holdings on both our Agency and non-Agency RMBS.
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
Interest Expense
For the years ended December 31, 2015 and 2014, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities. Our total interest expense for the year ended December 31, 2015 was $6.2 million, of which $5.2 million represented interest expense on our repo borrowings and approximately $1.0 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the year ended December 31,

2014 was $4.5 million, substantially all of which represented interest expense on our repo borrowings. The year-over-year increase in our total interest expense was mainly due to an increase in interest expense paid on short U.S. Treasury securities associated with an increase in the use of these instruments for hedging purposes and also to a lesser extent an increase in our cost of funds due to higher financing rates. Our average outstanding repo borrowings for the year ended December 31, 2015 was $1.24 billion, resulting in an average cost of funds of 0.42%. Our average outstanding repo borrowings for the year ended December 31, 2014 was $1.26 billion, resulting in an average cost of funds of 0.35%.
The following table shows information related to our average cost of funds for the years ended December 31, 2015 and 2014.

($ in thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
Year Ended December 31, 2015	$1,239,580	$5,208	0.42%	0.20%	0.49%
Year Ended December 31, 2014	$1,256,771	$4,385	0.35%	0.16%	0.33%
As an alternative cost of funds measure, we add to our repo interest cost the net periodic amounts paid or payable by us on our interest rate swaps and the interest expense we incur on our short positions in U.S. Treasury securities, and express the total as a percentage of our average outstanding borrowings. The total of our net periodic expense paid or payable under our interest rate swaps and our interest expense on our short positions in U.S. Treasury securities was $8.4 million for the year ended December 31, 2015, or 0.68% of our average outstanding repo borrowings, thereby resulting in an average cost of funds including interest rate swaps and short positions in U.S. Treasury securities of 1.10%. The total of our net periodic expense paid or payable under our interest rate swaps was $8.8 million for the year ended December 31, 2014, or 0.70% of our average outstanding borrowings, thereby resulting in an average cost of funds including interest rate swaps of 1.05%. This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.
Management Fees
For both of the years ended December 31, 2015 and 2014, our management fee expense was approximately $2.3 million.
Other Operating Expenses
Other operating expenses include professional fees, compensation expense, and various other expenses incurred in connection with the operation of our business. Other operating expenses for the years ended December 31, 2015 and 2014 were approximately $2.8 million and $3.5 million, respectively. Our expense ratio, which represents our management fees and other operating expenses as a percentage of our average shareholders' equity, was 3.3% for the year ended December 31, 2015, as compared to 3.4% for the year ended December 31, 2014. The decrease in our expense ratio is primarily due to a decrease in professional fees and compensation expense.
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
As of each of December 31, 2016 and December 31, 2015, we had $1.2 billion outstanding under our repurchase agreements. As of December 31, 2016, our outstanding repurchase agreements were with thirteen counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table reflects counterparties for which the amounts at risk relating to our repurchase agreements was greater than 5% of shareholders' equity as of December 31, 2016 and 2015.
December 31, 2016:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
J.P. Morgan Securities Inc.	$15,077	58	10.6%
Deutsche Bank Securities	$11,778	36	8.3%
Wells Fargo Bank, N.A.	$11,533	38	8.1%
RBC Capital Markets LLC	$11,506	34	8.1%

(1)	Amounts at risk exclude, in aggregate, $1.6 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
December 31, 2015:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
Deutsche Bank Securities	$12,950	24	8.9%
J.P. Morgan Securities Inc.	$12,377	29	8.5%
RBC Capital Markets LLC	$9,630	64	6.6%

(1)	Amounts at risk exclude, in aggregate, $1.5 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of December 31, 2016 and 2015, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 4.8% and 4.7%, respectively.

The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
December 31, 2016	$1,197,973	$1,170,091	$1,197,973
September 30, 2016	1,158,962	1,138,439	1,158,962
June 30, 2016	1,205,987	1,132,184	1,205,987
March 31, 2016	1,133,841	1,142,501	1,175,531
December 31, 2015	1,222,719	1,228,964	1,286,274
September 30, 2015	1,225,905	1,242,650	1,248,604
June 30, 2015	1,264,479	1,247,617	1,269,551
March 31, 2015	1,211,110	1,239,167	1,255,568
December 31, 2014	1,323,080	1,275,874	1,323,080
September 30, 2014	1,233,333	1,251,296	1,275,122
June 30, 2014	1,285,593	1,239,899	1,285,593
March 31, 2014	1,281,470	1,259,901	1,281,470
We held cash and cash equivalents of approximately $33.5 million and $40.2 million as of December 31, 2016 and 2015, respectively.
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
Year Ended December 31, 2016

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.45	$4,103	March 8, 2016	March 31, 2016	April 25, 2016
Second Quarter	$0.40	$3,647	June 14, 2016	June 30, 2016	July 27, 2016
Third Quarter	$0.40	$3,651	September 13, 2016	September 30, 2016	October 25, 2016
Fourth Quarter	$0.40	$3,652	December 13, 2016	December 30, 2016	January 25, 2017
Year Ended December 31, 2015

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.55	$5,032	March 11, 2015	March 31, 2015	April 27, 2015
Second Quarter	$0.55	$5,032	June 16, 2015	June 30, 2015	July 27, 2015
Third Quarter	$0.45	$4,111	September 15, 2015	September 30, 2015	October 26, 2015
Fourth Quarter	$0.45	$4,111	December 15, 2015	December 31, 2015	January 25, 2016
For the year ended December 31, 2016, our operating activities provided net cash of $19.9 million and our investing activities provided net cash of $13.9 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements) used net cash of $24.7 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $9.0 million. We used $15.5 million to pay dividends and $0.2 million for the repurchase of common shares. As a result of these activities, there was a decrease in our cash holdings of $6.7 million from $40.2 million as of December 31, 2015 to $33.5 million as of December 31, 2016.

For the year ended December 31, 2015, our operating activities provided net cash of $24.8 million and our investing activities provided net cash of $90.1 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements) used net cash of $100.4 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $14.5 million for the year ended December 31, 2015. We used $19.2 million to pay dividends and $0.4 million for the repurchase of common shares. As a result of these activities, there was a decrease in our cash holdings of $5.1 million from $45.2 million as of December 31, 2014 to $40.2 million as of December 31, 2015.
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
On August 13, 2013, our Board of Trustees approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. During the year ended December 31, 2016, we purchased 17,920 common shares at an average price per share of $10.94 for an aggregate cost of approximately $0.2 million.
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
The following table summarizes our contractual obligations at December 31, 2016:

(In thousands)	Less than One Year	1-3 Years	3-5 Years	More than Five Years	Total
Repurchase agreements	1,197,973	—	—	—	1,197,973
Interest expense on repurchase agreements, based on rates at December 31, 2016(1)	2,989	—	—	—	2,989
Payable for securities purchased	5,516	—	—	—	5,516
Total	1,206,478	—	—	—	1,206,478

(1)	Includes accrued interest expense on repurchase agreements at December 31, 2016 of $1.6 million which is included in Interest payable on the Consolidated Balance Sheet.
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of December 31, 2016 and 2015, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of December 31, 2016 we had $1.2 billion of outstanding borrowings with thirteen counterparties.
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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

In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of December 31, 2016, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, excluding TBAs	$19,135	13.51%	$32,501	22.94%	$(24,903)	(17.58)%	$(55,573)	(39.23)%
TBAs	(7,077)	(5.00)%	(11,407)	(8.05)%	9,823	6.93%	22,392	15.81%
Non-Agency RMBS	197	0.14%	399	0.28%	(192)	(0.13)%	(380)	(0.27)%
U.S. Treasury Securities, Interest Rate Swaps, and Futures	(12,665)	(8.94)%	(25,895)	(18.28)%	12,100	8.54%	23,636	16.68%
Repurchase and Reverse Repurchase Agreements	(739)	(0.52)%	(1,374)	(0.97)%	736	0.52%	1,472	1.04%
Total	$(1,149)	(0.81)%	$(5,776)	(4.08)%	$(2,436)	(1.72)%	$(8,453)	(5.97)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our December 31, 2016 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Special Note Regarding Forward-Looking Statements."
Prepayment Risk
Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect to mortgage loans underlying RMBS, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Changes in prepayment rates will have varying effects on the different types of securities in our portfolio, and we attempt to take these effects into account in making asset management decisions. Additionally, increases in prepayment rates may cause us to experience losses on our investment in interest-only securities, or "IOs," and inverse interest only securities, or "IIOs," as these securities are extremely sensitive to prepayment rates. Finally, prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation.
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

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2016 AND DECEMBER 31, 2015, AND FOR THE YEARS ENDED DECEMBER 31, 2016, DECEMBER 31, 2015, AND DECEMBER 31, 2014:
Report of Independent Registered Public Accounting Firm	74
Consolidated Balance Sheet	75
Consolidated Statement of Operations	76
Consolidated Statement of Shareholders' Equity	77
Consolidated Statement of Cash Flows	78
Notes to the Consolidated Financial Statements	79

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Ellington Residential Mortgage REIT:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Ellington Residential Mortgage REIT and its subsidiaries (the "Company") at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, NY
March 13, 2017

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET

	December 31, 2016	December 31, 2015
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$33,504	$40,166
Mortgage-backed securities, at fair value	1,226,994	1,242,266
Due from brokers	49,518	33,297
Financial derivatives–assets, at fair value	6,008	2,183
Reverse repurchase agreements	75,012	78,632
Receivable for securities sold	33,199	155,526
Interest receivable	4,633	4,325
Other assets	266	289
Total Assets	$1,429,134	$1,556,684
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,197,973	$1,222,719
Payable for securities purchased	5,516	98,949
Due to brokers	1,055	439
Financial derivatives–liabilities, at fair value	1,975	4,725
U.S. Treasury securities sold short, at fair value	74,194	78,447
Dividend payable	3,652	4,111
Accrued expenses	647	533
Management fee payable	533	545
Interest payable	1,912	1,361
Total Liabilities	1,287,457	1,411,829
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (9,130,897 and 9,135,103 shares issued and outstanding, respectively)	92	92
Additional paid-in-capital	180,996	181,027
Accumulated deficit	(39,411)	(36,264)
Total Shareholders' Equity	141,677	144,855
Total Liabilities and Shareholders' Equity	$1,429,134	$1,556,684

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$33,498	$40,751	$46,824
Interest expense	(9,274)	(6,236)	(4,511)
Total net interest income	24,224	34,515	42,313
EXPENSES
Management fees	2,129	2,304	2,285
Professional fees	668	574	986
Compensation expense	599	621	678
Other operating expenses	1,613	1,646	1,803
Total expenses	5,009	5,145	5,752
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	8,420	9,577	2,457
Net realized gains (losses) on financial derivatives	(12,120)	(23,432)	(31,878)
Change in net unrealized gains (losses) on securities	(10,096)	(18,904)	48,550
Change in net unrealized gains (losses) on financial derivatives	6,487	3,419	(39,522)
Total other income (loss)	(7,309)	(29,340)	(20,393)
NET INCOME	$11,906	$30	$16,168
NET INCOME PER COMMON SHARE:
Basic and Diluted	$1.31	$—	$1.77
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$1.65	$2.00	$2.20

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2013	9,139,842	91	—	—	181,147	(14,058)	167,180
Share based compensation					135		135
Issuance of restricted shares	9,432	—	—	—	—		—
Dividends declared						(20,118)	(20,118)
Net income						16,168	16,168
BALANCE, December 31, 2014	9,149,274	$91	—	$—	$181,282	$(18,008)	$163,365
Share based compensation					120		120
Issuance of restricted shares	15,390	1	—	—	—		1
Repurchase of common shares	(29,561)	—	—	—	(375)		(375)
Dividends declared						(18,286)	(18,286)
Net income						30	30
BALANCE, December 31, 2015	9,135,103	92	—	—	181,027	(36,264)	144,855
Share based compensation					165		165
Issuance of restricted shares	13,714	—	—	—	—		—
Repurchase of common shares	(17,920)	—	—	—	(196)		(196)
Dividends declared						(15,053)	(15,053)
Net income						11,906	11,906
BALANCE, December 31, 2016	9,130,897	$92	—	$—	$180,996	$(39,411)	$141,677

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
(In thousands)
Cash flows provided by (used in) operating activities:
Net income	$11,906	$30	$16,168
Reconciliation of net income to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	(8,420)	(9,577)	(2,457)
Change in net unrealized (gains) losses on securities	10,096	18,904	(48,550)
Net realized (gains) losses on financial derivatives	12,120	23,432	31,878
Change in net unrealized (gains) losses on financial derivatives	(6,487)	(3,419)	39,522
Amortization of premiums and accretion of discounts (net)	15,785	9,415	7,174
Share based compensation	165	120	135
(Increase) decrease in assets:
Due from brokers	(16,221)	(14,766)	(184)
Interest receivable	(308)	468	(27)
Other assets	23	28	(134)
Increase (decrease) in liabilities:
Due to brokers	616	(144)	(22,205)
Accrued expenses	114	(357)	66
Interest payable	551	674	(77)
Management fees payable	(12)	(6)	(49)
Net cash provided by (used in) operating activities	19,928	24,802	21,260
Cash flows provided by (used in) investing activities:
Purchases of securities	(2,082,622)	(2,020,500)	(2,019,101)
Proceeds from sale of securities	1,965,304	1,996,591	1,934,237
Principal repayments of mortgage-backed securities	144,232	136,726	98,144
Proceeds from investments sold short	772,022	799,493	211,937
Repurchase of investments sold short	(776,483)	(734,495)	(198,381)
Proceeds from disposition of financial derivatives	16,319	14,241	9,145
Purchase of financial derivatives	(28,528)	(37,341)	(41,024)
Payments made on reverse repurchase agreements	(16,623,353)	(14,584,118)	(1,094,706)
Proceeds from reverse repurchase agreements	16,626,972	14,519,473	1,080,719
Net cash provided by (used in) investing activities	13,863	90,070	(19,030)
Cash flows provided by (used in) financing activities:
Offering costs paid	—	—	(182)
Repurchase of common shares	(196)	(375)	—
Dividends paid	(15,511)	(19,207)	(19,656)
Borrowings under repurchase agreements	1,957,256	2,660,924	5,995,452
Repayments of repurchase agreements	(1,982,002)	(2,761,285)	(5,982,719)
Cash provided by (used in) financing activities	(40,453)	(119,943)	(7,105)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,662)	(5,071)	(4,875)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,166	45,237	50,112
CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,504	$40,166	$45,237
Supplemental disclosure of cash flow information:
Interest paid	$8,723	$5,562	$4,589
Dividends payable	$3,652	$4,111	$5,032

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
1. Organization and Investment Objective
Ellington Residential Mortgage REIT, or "EARN," was formed as a Maryland real estate investment trust, or "REIT," on August 2, 2012, and commenced operations on September 25, 2012. EARN conducts its business through its wholly owned subsidiaries, EARN OP GP LLC, or the "General Partner," and Ellington Residential Mortgage LP, or the "Operating Partnership," which were formed as a Delaware limited liability company and a Delaware limited partnership, respectively, on July 31, 2012 and commenced operations on September 25, 2012. The Operating Partnership conducts its business of acquiring, investing in, and managing residential mortgage- and real estate-related assets through its wholly owned subsidiaries. EARN, the General Partner, the Operating Partnership, and their consolidated subsidiaries are hereafter defined as the "Company."
Ellington Residential Mortgage Management LLC, or the "Manager," serves as the Manager of the Company pursuant to the terms of the Fourth Amended and Restated Management Agreement, or the "Management Agreement." The Manager is an affiliate of Ellington Management Group, L.L.C., or "EMG," an investment management firm that is an SEC-registered investment adviser with a 22-year history of investing in a broad spectrum of mortgage-backed securities and related derivatives, with an emphasis on the residential mortgage-backed securities, or "RMBS," market. In accordance with the terms of the Management Agreement and the Services Agreement (as described in Note 9), the Manager is responsible for administering the Company's business activities and day-to-day operations, and performs certain services, subject to oversight by the Board of Trustees. See Note 9 for further information on the Management Agreement.
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
(B) Valuation: The Company applies ASC 820-10, Fair Value Measurement ("ASC 820-10"), to its holdings of financial instruments. ASC 820-10 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the observability of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•
Level 1—inputs to the valuation methodology are observable and reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. Currently, the types of financial instruments the Company generally includes in this category are exchange-traded derivatives;

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
(D) Interest Income: Coupon interest income on investment securities is accrued based on the outstanding principal balance or notional amount and the current coupon rate on each security. The Company amortizes purchase premiums and accretes purchase discounts on its fixed income securities. For RMBS that are deemed to be of high credit quality at the time of purchase, premiums and discounts are generally amortized/accreted into interest income over the life of such securities using the effective interest method. For securities whose cash flows vary depending on prepayments, an effective yield retroactive to the time of purchase is periodically recomputed based on actual prepayments and changes in projected prepayment activity, and a catch-up adjustment, or "Catch-up Premium Amortization Adjustment," is made to amortization to reflect the cumulative impact of the change in effective yield. For RMBS that are deemed not to be of high credit quality at the time of purchase, interest income is recognized based on the effective interest method. For purposes of determining the effective interest rate, management estimates the future expected cash flows of its investment holdings based on assumptions including, but not limited to, assumptions for future prepayment rates, default rates, and loss severities (each of which may in turn incorporate various macro-economic assumptions, such as future housing prices). These assumptions are re-evaluated not less than quarterly. Principal write-offs are generally treated as realized losses. Changes in projected cash flows, as applied to the current amortized cost of the security, may result in a prospective change in the yield/interest income recognized on such securities.
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
Options: The Company enters into swaption contracts. It may purchase or write put, call, straddle, or other similar options contracts. The Company enters into options contracts primarily to help mitigate interest rate risk. When the Company purchases an options contract, the option asset is initially recorded at an amount equal to the premium paid, if any, and is subsequently marked-to-market. Premiums paid for purchasing options contracts that expire unexercised are recognized on the expiration date as realized losses. If an options contract is exercised, the premium paid is subtracted from the proceeds of the sale or added to the cost of the purchase to determine whether the Company has realized a gain or loss on the related investment transaction. When the Company writes an options contract, the option liability is initially recorded at an amount equal to the premium received, if any, and is subsequently marked-to-market. Premiums received for writing options contracts that expire unexercised are recognized on the expiration date as realized gains. If an options contract is exercised, the premium received is subtracted from the cost of the purchase or added to the proceeds of the sale to determine whether the Company has realized a gain or loss on the related investment transaction. When the Company enters into a closing transaction, the Company will realize a gain or loss depending upon whether the amount from the closing transaction is greater or less than the premiums paid or received. In general, the Company's options contracts contain forward-settling premiums. In this case, no money is exchanged upfront; instead, the agreed-upon premium is paid by the buyer upon expiration of the options contract, regardless of whether or not the options contract is exercised. Unrealized gains or (losses) resulting from the options contract being marked-to-market are included in Change in net unrealized gains (losses) on financial derivatives in the Consolidated Statement of Operations. Realized gains or (losses) are included in Realized gains (losses) on financial derivatives in the Consolidated Statement of Operations.
Futures Contracts: The Company enters into Eurodollar futures contracts and U.S. Treasury futures contracts. A futures contract is an exchange-traded agreement to buy or sell an asset for a set price on a future date. Initial margin deposits are made upon entering into futures contracts and can be either in the form of cash or securities. During the period the futures contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking-to-market to reflect the current market value of the contract. Unrealized gains or (losses) are included in Change in net unrealized gains (losses) on financial derivatives in the Consolidated Statement of Operations. Variation margin payments are made or received periodically, depending upon whether unrealized losses or gains are incurred. When the contract is closed, the Company records a realized gain or loss equal to the difference between the proceeds of the closing transaction and the Company's basis in the contract. Realized gains or (losses) are included in Realized gains (losses) on financial derivatives in the Consolidated Statement of Operations.
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
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern and to provide disclosure if events or conditions arise that would place substantial doubt on the entity's ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and subsequent interim and annual periods with early adoption permitted. The adoption of ASU 2014-15 did not have a material impact on the Company's consolidated financial statements.
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

3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at December 31, 2016 and 2015, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or GSE. The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.
By RMBS Type
December 31, 2016:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$141,829	$7,044	$148,873	$405	$(915)	$148,363	3.41%	2.19%	4.75
20-year fixed rate mortgages	10,488	787	11,275	25	(115)	11,185	4.00%	2.51%	6.33
30-year fixed rate mortgages	888,976	59,181	948,157	3,158	(10,858)	940,457	3.99%	2.81%	8.34
Adjustable rate mortgages	31,656	1,570	33,226	121	(209)	33,138	3.84%	2.37%	4.63
Reverse mortgages	57,411	5,703	63,114	100	(1,156)	62,058	4.51%	2.61%	6.07
Interest only securities	n/a	n/a	11,841	1,465	(959)	12,347	3.97%	2.75%	3.11
Total Agency RMBS	1,130,360	74,285	1,216,486	5,274	(14,212)	1,207,548	3.94%	2.71%	7.24
Non-Agency RMBS	27,794	(9,526)	18,268	1,550	(372)	19,446	2.93%	7.82%	7.01
Total RMBS	$1,158,154	$64,759	$1,234,754	$6,824	$(14,584)	$1,226,994	3.92%	2.78%	7.24

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

By Estimated Weighted Average Life
As of December 31, 2016:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$15,009	$14,956	4.43%	$3,748	$4,289	3.56%	$—	$—	—%
Greater than three years and less than seven years	286,517	286,984	3.87%	8,599	7,552	4.39%	11,316	11,314	3.90%
Greater than seven years and less than eleven years	890,277	899,220	3.96%	—	—	—%	8,130	6,954	1.95%
Greater than eleven years	3,398	3,485	4.00%	—	—	—%	—	—	—%
Total	$1,195,201	$1,204,645	3.94%	$12,347	$11,841	3.97%	$19,446	$18,268	2.93%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.
As of December 31, 2015:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$30,054	$30,227	4.76%	$4,974	$5,701	3.55%	$2,558	$1,543	3.21%
Greater than three years and less than seven years	273,477	273,107	3.78%	2,784	2,790	4.97%	24,736	25,478	2.66%
Greater than seven years and less than eleven years	893,730	891,112	4.10%	—	—	—%	4,107	3,374	0.55%
Greater than eleven years	5,846	5,883	3.81%	—	—	—%	—	—	—%
Total	$1,203,107	$1,200,329	4.04%	$7,758	$8,491	3.82%	$31,401	$30,395	2.48%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.
The following table reflects the components of interest income on the Company's RMBS for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$47,850	$(16,849)	$31,001	$49,028	$(11,482)	$37,546	$52,755	$(9,112)	$43,643
Non-Agency RMBS	1,091	1,097	2,188	1,153	2,005	3,158	1,237	1,930	3,167
Total	$48,941	$(15,752)	$33,189	$50,181	$(9,477)	$40,704	$53,992	$(7,182)	$46,810
For the years ended December 31, 2016, 2015, and 2014 the Catch-up Premium Amortization Adjustment to net amortization was $(2.1) million, $(1.1) million, and $0.6 million, respectively.

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
December 31, 2016:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed rate mortgages	$—	$148,363	$—	$148,363
20-year fixed rate mortgages	—	11,185	—	11,185
30-year fixed rate mortgages	—	940,457	—	940,457
Adjustable rate mortgages	—	33,138	—	33,138
Reverse mortgages	—	62,058	—	62,058
Interest only securities	—	—	12,347	12,347
Non-Agency RMBS	—	12,948	6,498	19,446
Mortgage-backed securities, at fair value	—	1,208,149	18,845	1,226,994
Financial derivatives–assets, at fair value:
TBAs	—	1,045	—	1,045
Interest rate swaps	—	4,891	—	4,891
Futures	72	—	—	72
Total financial derivatives–assets, at fair value	72	5,936	—	6,008
Total mortgage-backed securities and financial derivatives–assets, at fair value	$72	$1,214,085	$18,845	$1,233,002
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(74,194)	$—	$(74,194)
Financial derivatives–liabilities, at fair value:
TBAs	—	(554)	—	(554)
Interest rate swaps	—	(1,421)	—	(1,421)
Total financial derivatives–liabilities, at fair value	—	(1,975)	—	(1,975)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$—	$(76,169)	$—	$(76,169)

December 31, 2015:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed rate mortgages	$—	$170,261	$—	$170,261
20-year fixed rate mortgages	—	19,830	—	19,830
30-year fixed rate mortgages	—	900,794	—	900,794
Adjustable rate mortgages	—	38,530	—	38,530
Reverse mortgages	—	73,692	—	73,692
Interest only securities	—	—	7,758	7,758
Non-Agency RMBS	—	27,381	4,020	31,401
Mortgage-backed securities, at fair value	—	1,230,488	11,778	1,242,266
Financial derivatives–assets, at fair value:
TBAs	—	417	—	417
Interest rate swaps	—	1,748	—	1,748
Futures	18	—	—	18
Total financial derivatives–assets, at fair value	18	2,165	—	2,183
Total mortgage-backed securities and financial derivatives–assets, at fair value	$18	$1,232,653	$11,778	$1,244,449
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(78,447)	$—	$(78,447)
Financial derivatives–liabilities, at fair value:
TBAs	—	(364)	—	(364)
Interest rate swaps	—	(4,361)	—	(4,361)
Total financial derivatives–liabilities, at fair value	—	(4,725)	—	(4,725)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$—	$(83,172)	$—	$(83,172)
The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value:
Year ended December 31, 2016:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2015	$4,020	$7,758
Purchases	2,608	7,188
Proceeds from sales	(1,270)	—
Principal repayments	(1,256)	—
(Amortization)/accretion, net	344	(3,535)
Net realized gains (losses)	1,079	(303)
Change in net unrealized gains (losses)	(571)	1,239
Transfers:
Transfers into level 3	3,120	—
Transfers out of level 3	(1,576)	—
Ending balance as of December 31, 2016	$6,498	$12,347
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at December 31, 2016, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2016. For Level 3 financial instruments held by the Company as of December 31, 2016, change in net unrealized gains (losses) of $0.8 million and $1.1 million, for the year ended December 31, 2016 relate to non-Agency RMBS and Agency RMBS, respectively.
During the year ended December 31, 2016, the Company transferred $1.6 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and/or similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in the volume of observable inputs for these assets, such as a decrease in the volume of observed trading, could impact price transparency, and thereby cause a change in the level designation for these assets in future periods.
During the year ended December 31, 2016, the Company transferred $3.1 million of non-Agency RMBS from Level 2 to Level 3. Since December 31, 2015, these securities have exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads and/or higher delinquencies relative to similar securities and a reduction in observable transactions or executable quotes involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of December 31, 2015, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2015. For Level 3 financial instruments held by the Company as of December 31, 2015, change in net unrealized gains (losses) of $(0.3) million and $(0.3) million, for the year ended December 31, 2015 relate to non-Agency RMBS and Agency RMBS, respectively.
During the year ended December 31, 2015, the Company transferred $4.8 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and/or similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in the volume of observable inputs for these assets, such as a decrease in the volume of observed trading, could impact price transparency, and thereby cause a change in the level designation for these assets in future periods.
During the year ended December 31, 2015, the Company transferred $1.7 million of non-Agency RMBS from Level 2 to Level 3. Following December 31, 2014, these securities exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads and/or higher delinquencies relative to similar securities and a reduction in observable transactions or executable quotes involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.

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
At December 31, 2014, the Company transferred $22.4 million of non-Agency RMBS from Level 3 to Level 2. The decision to transfer these assets from Level 3 to Level 2 was based on observed market developments, including an increased volume of buying and selling of these and/or similar assets, greater consensus among market participants on price based on market quotes, and generally tighter credit spreads driven by improved performance in the underlying collateral as well as increased demand from investors seeking higher yielding assets. These factors have led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in observed market developments could impact future price transparency, and thereby cause a change in the level designation in subsequent periods.
There were no transfers of financial instruments between Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2016, 2015, or 2014.

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2016 and 2015:
December 31, 2016:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$652	Discounted Cash Flows	Yield	30.6%	30.6%	30.6%
			Projected Collateral Prepayments	49.0%	49.0%	49.0%
			Projected Collateral Losses	1.0%	1.0%	1.0%
			Projected Collateral Recoveries	3.3%	3.3%	3.3%
			Projected Collateral Scheduled Amortization	46.7%	46.7%	46.7%
						100.0%
Non-Agency RMBS	5,846	Market quotes	Non-Binding Third-Party Valuation	$46.40	$63.29	$56.49
Agency RMBS–Interest Only Securities	8,784	Market quotes	Non-Binding Third-Party Valuation	$3.94	$21.56	$13.96
Agency RMBS–Interest Only Securities	3,563	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	103	1,147	468
			Projected Collateral Prepayments	51.1%	85.4%	70.9%
			Projected Collateral Scheduled Amortization	14.6%	48.9%	29.1%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.
December 31, 2015:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$4,020	Discounted Cash Flows	Yield	8.8%	25.7%	13.4%
			Projected Collateral Prepayments	32.5%	68.7%	60.5%
			Projected Collateral Losses	1.3%	9.0%	5.3%
			Projected Collateral Recoveries	3.4%	9.2%	6.4%
			Projected Collateral Scheduled Amortization	13.1%	60.1%	27.8%
						100.0%
Agency RMBS–Interest Only Securities	5,645	Market quotes	Non-Binding Third-Party Valuation	$4.39	$21.63	$11.88
Agency RMBS–Interest Only Securities	2,113	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	221	984	576
			Projected Collateral Prepayments	52.7%	88.0%	74.1%
			Projected Collateral Scheduled Amortization	12.0%	47.3%	25.9%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.

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
The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$33,504	$33,504	$40,166	$40,166
Due from brokers	49,518	49,518	33,297	33,297
Reverse repurchase agreements	75,012	75,012	78,632	78,632
Liabilities:
Repurchase agreements	1,197,973	1,197,973	1,222,719	1,222,719
Due to brokers	1,055	1,055	439	439
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

The following table details the fair value of the Company's holdings of financial derivatives as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$96	$115
TBA securities sale contracts	949	302
Fixed payer interest rate swaps	4,198	891
Fixed receiver interest rate swaps	693	857
Futures	72	18
Total financial derivatives–assets, at fair value	6,008	2,183
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	—	(49)
TBA securities sale contracts	(554)	(315)
Fixed payer interest rate swaps	(1,421)	(4,361)
Total financial derivatives–liabilities, at fair value	(1,975)	(4,725)
Total	$4,033	$(2,542)
Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of December 31, 2016 and 2015:
December 31, 2016:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2017	$74,750	$(258)	1.21%	0.92%	0.59
2018	65,990	193	0.97	0.89	1.43
2019	4,200	57	0.96	0.88	2.60
2020	79,500	554	1.48	0.89	3.32
2021	19,300	99	1.83	0.93	4.92
2022	13,044	172	1.75	0.89	5.68
2023	54,200	514	1.93	0.89	6.47
2024	8,900	87	1.99	0.85	7.26
2025	15,322	123	2.04	0.89	8.13
2026	46,435	2,306	1.72	0.91	9.74
2043	12,380	(1,070)	2.99	0.89	26.38
Total	$394,021	$2,777	1.53%	0.90%	4.82

December 31, 2015:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2016	$48,000	$(83)	0.80%	0.39%	0.77
2017	74,750	(445)	1.21	0.41	1.59
2018	71,529	80	1.11	0.34	2.28
2020	119,893	220	1.51	0.33	4.36
2022	19,444	86	1.76	0.34	6.51
2023	131,400	(1,367)	2.10	0.38	7.39
2024	9,200	11	1.99	0.32	8.26
2025	58,560	(5)	2.06	0.33	9.32
2043	21,067	(1,967)	3.03	0.36	27.39
Total	$553,843	$(3,470)	1.63%	0.36%	5.67
The following tables provide information about the Company's fixed receiver interest rate swaps as of December 31, 2016 and 2015.
December 31, 2016:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$9,700	$693	0.88%	3.00%	8.54
Total	$9,700	$693	0.88%	3.00%	8.54
December 31, 2015:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$9,700	$857	0.32%	3.00%	9.55
Total	$9,700	$857	0.32%	3.00%	9.55
Futures
The following table provides information about the Company's short positions in futures as of December 31, 2016 and 2015.
December 31, 2016:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
U.S. Treasury Futures	$(26,700)	$71	2.70
Eurodollar Futures	(9,000)	1	5.59

December 31, 2015:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Eurodollar Futures	$(21,000)	$18	11.70
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
As of December 31, 2016 and 2015, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	December 31, 2016				December 31, 2015
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$49,138	$49,774	$49,870	$96	$60,291	$61,638	$61,753	$115
Liabilities	—	—	—	—	23,418	24,208	24,159	(49)
	49,138	49,774	49,870	96	83,709	85,846	85,912	66
Sale contracts:
Assets	(281,655)	(298,807)	(297,858)	949	(170,800)	(181,476)	(181,174)	302
Liabilities	(183,381)	(189,694)	(190,248)	(554)	(252,746)	(268,973)	(269,288)	(315)
	(465,036)	(488,501)	(488,106)	395	(423,546)	(450,449)	(450,462)	(13)
Total TBA securities, net	$(415,898)	$(438,727)	$(438,236)	$491	$(339,837)	$(364,603)	$(364,550)	$53

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in Financial derivatives-assets at fair value and Financial derivatives-liabilities at fair value on the Consolidated Balance Sheet.

The tables below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the years ended December 31, 2016 and 2015:

Derivative Type	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In thousands)
Interest rate swaps	$451,847	$525,037
TBAs	488,075	606,665
Interest rate swaptions	—	5,223
Futures	22,085	5,308

Gains and losses on the Company's financial derivatives for the years ended December 31, 2016, 2015, and 2014 are summarized in the tables below:

	Year Ended December 31, 2016
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(4,338)	$(10,418)	$(14,756)	$763	$5,231	$5,994
TBAs		1,424	1,424		439	439
Futures		1,212	1,212		54	54
Total	$(4,338)	$(7,782)	$(12,120)	$763	$5,724	$6,487

	Year Ended December 31, 2015
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(7,027)	$(8,850)	$(15,877)	$(350)	$2,578	$2,228
Swaptions		(500)	(500)		(78)	(78)
TBAs		(7,041)	(7,041)		1,251	1,251
Futures		$(14)	$(14)		$18	$18
Total	$(7,027)	$(16,405)	$(23,432)	$(350)	$3,769	$3,419

	Year Ended December 31, 2014
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(9,217)	$1,823	$(7,394)	$410	$(36,662)	$(36,252)
Swaptions		(935)	(935)		163	163
TBAs		(23,568)	(23,568)		(3,433)	(3,433)
Futures		19	19		—	—
Total	$(9,217)	$(22,661)	$(31,878)	$410	$(39,932)	$(39,522)
As of December 31, 2016, the Company also held short positions in U.S. Treasury securities, with a principal amount of $78.6 million and a fair value of $74.2 million. As of December 31, 2015, the Company also held short positions in U.S. Treasury securities, with a principal amount of $79.6 million and a fair value of $78.4 million. Such securities are included on the Company's Consolidated Balance Sheet under the caption U.S. Treasury securities sold short, at fair value.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of each of December 31, 2016 and December 31, 2015, the Company had outstanding borrowings under repurchase agreements with thirteen counterparties.
The following table details the Company's outstanding borrowings under repurchase agreements as of December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$545,817	0.80%	19	$666,124	0.52%	14
31-60 days	304,398	0.91	45	336,350	0.53	45
61-90 days	299,081	0.98	74	89,142	0.70	74
91-120 days	1,050	0.88	109	131,103	0.53	106
121-150 days	12,428	0.97	135	—	—	—
151-180 days	35,199	1.05	164	—	—	—
Total	$1,197,973	0.88%	45	$1,222,719	0.54%	37
Repurchase agreements involving underlying investments that the Company sold prior to year end, for settlement following year end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of December 31, 2016 and 2015, the fair value of RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.2 billion and $1.3 billion, respectively. Collateral transferred under outstanding borrowings as of December 31, 2016 includes RMBS in the amount of $33.5 million that were sold prior to year end but for which such sale had not yet settled. Collateral transferred under outstanding borrowings as of December 31, 2015 includes RMBS in the amount of $63.4 million that were sold prior to year end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $42.2 million and additional securities with a fair value of $0.5 million as of December 31, 2016 as a result of margin calls from various counterparties. The Company posted net cash collateral of $20.7 million and additional securities with a fair value of $2.0 million as of December 31, 2015 as a result of margin calls from various counterparties.

Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table reflects counterparties for which the amounts at risk relating to our repurchase agreements was greater than 10% of shareholders' equity as of December 31, 2016. As of December 31, 2015 there were no counterparties for which the amounts at risk relating to our repurchase agreements was greater than 10% of shareholders' equity.
December 31, 2016:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
J.P. Morgan Securities Inc.	$15,077	58	10.6%

(1)	Amounts at risk exclude, in aggregate, $0.6 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
The following tables present information about certain assets and liabilities representing financial instruments as of December 31, 2016 and December 31, 2015. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
December 31, 2016:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$6,008	$(1,346)	$—	$(50)	$4,612
Reverse repurchase agreements	75,012	(75,012)	—	—	—
Liabilities:
Financial derivatives–liabilities	(1,975)	1,346	—	555	(74)
Repurchase agreements	(1,197,973)	75,012	1,080,786	42,175	—

(1)	In the Company's Consolidated Balance Sheet, all balances associated with the repurchase agreements and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December 31, 2016 were $1.22 billion. As of December 31, 2016 total cash collateral on financial derivative assets and liabilities excludes $4.6 million and $0.1 million, respectively of net excess cash collateral.

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

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of December 31, 2016, 2015, and 2014, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the years ended December 31, 2016, 2015, and 2014:

(In thousands except for share amounts)	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Numerator:
Net income	$11,906	$30	$16,168
Denominator:
Basic and diluted weighted average shares outstanding	9,121,344	9,143,508	9,142,736
Basic and Diluted Earnings Per Share	$1.31	$—	$1.77
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
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For the years ended December 31, 2016, 2015, and 2014, the total management fee incurred was $2.1 million, $2.3 million, and $2.3 million, respectively.

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
For the years ended December 31, 2016, 2015, and 2014 the Company reimbursed the Manager $1.8 million, $1.5 million, and $2.3 million, respectively, for previously incurred operating and compensation expenses.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of December 31, 2016 and 2015, there were 9,130,897 and 9,135,103 common shares outstanding, respectively. No preferred shares have been issued.
During the years ended December 31, 2016, 2015, and 2014, the Board of Directors authorized dividends totaling $1.65 per share, $2.00 per share, and $2.20 per share, respectively. Total dividends declared during the years ended December 31, 2016, 2015, and 2014 were $15.1 million, $18.3 million, and $20.1 million, respectively.

Detailed below is a roll forward of the Company's common shares outstanding for the years ended December 31, 2016, 2015, and 2014:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Common Shares Outstanding (12/31/2015, 12/31/2014, and 12/31/2013, respectively)	9,135,103	9,149,274	9,139,842
Share Activity:
Restricted shares issued	13,714	15,390	9,432
Shares repurchased	(17,920)	(29,561)	—
Common Shares Outstanding (12/31/2016, 12/31/2015, and 12/31/2014, respectively)	9,130,897	9,135,103	9,149,274
Unvested restricted shares outstanding (12/31/2016, 12/31/2015, and 12/31/2014, respectively)	16,395	15,390	6,912
The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at December 31, 2016:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	9,856	September 13, 2016	September 12, 2017
Partially dedicated employees:
	2,302	December 13, 2016	December 13, 2017
	1,556	December 13, 2016	December 13, 2018
	2,359	December 15, 2015	December 15, 2017
	322	December 15, 2015	December 31, 2017

(1)	Date at which such restricted shares will vest and become non-forfeitable.
As of December 31, 2016, there were 229,001 shares available for future issuance under the Company's 2013 Equity Incentive Plan.
On August 13, 2013, the Company's Board of Trustees approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and the Company's financial performance, among other considerations. During the year ended December 31, 2016, the Company purchased 17,920 common shares at an aggregate cost of $0.2 million, and an average price per share of $10.94. From inception of the share repurchase program through December 31, 2016, the Company has purchased 47,481 common shares at an aggregate cost of $0.6 million, and an average price per share of $12.03.
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

In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of December 31, 2016 and December 31, 2015 and management is not aware of any significant contingencies at December 31, 2016.
12. Condensed Quarterly Financial Data (Unaudited)
Detailed below is unaudited quarterly information for the years ended December 31, 2016 and 2015.

(In thousands except for per share amounts)	Three Month Period Ended March 31, 2016	Three Month Period Ended June 30, 2016	Three Month Period Ended September 30, 2016	Three Month Period Ended December 31, 2016
INTEREST INCOME (EXPENSE)
Interest income	$9,651	$7,538	$7,096	$9,213
Interest expense	(2,051)	(2,260)	(2,279)	(2,684)
Total net interest income	7,600	5,278	4,817	6,529
EXPENSES
Management fees	528	528	539	534
Professional fees	218	161	171	118
Compensation expense	151	169	142	137
Other operating expenses	454	414	402	343
Total expenses	1,351	1,272	1,254	1,132
OTHER INCOME (LOSS)
Net realized gains (losses) on securities and financial derivatives	(986)	(11,507)	(28)	8,821
Change in net unrealized gains (losses) on securities and financial derivatives	(5,502)	11,008	3,091	(12,206)
Total other income (loss)	(6,488)	(499)	3,063	(3,385)
NET INCOME (LOSS)	$(239)	$3,507	$6,626	$2,012
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted (1)	$(0.03)	$0.38	$0.73	$0.22
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$0.45	$0.40	$0.40	$0.40

(1)
For the year ended December 31, 2016 the sum of EPS for the four quarters of the year does not equal EPS as calculated for the entire year (see Note 8) as a result of changes in shares during the year due to restricted share issuances and common share repurchases, as EPS is calculated using average shares outstanding during the period.

(In thousands except for per share amounts)	Three Month Period Ended March 31, 2015	Three Month Period Ended June 30, 2015	Three Month Period Ended September 30, 2015	Three Month Period Ended December 31, 2015
INTEREST INCOME (EXPENSE)
Interest income	$10,280	$9,841	$11,315	$9,315
Interest expense	(1,258)	(1,520)	(1,642)	(1,816)
Total net interest income	9,022	8,321	9,673	7,499
EXPENSES
Management fees	610	592	557	545
Professional fees	143	135	144	152
Compensation expense	193	173	168	87
Other operating expenses	470	365	406	405
Total expenses	1,416	1,265	1,275	1,189
OTHER INCOME (LOSS)
Net realized gains (losses) on securities and financial derivatives	(2,021)	(2,400)	(2,656)	(6,778)
Change in net unrealized gains (losses) on securities and financial derivatives	(1,908)	(4,466)	(10,559)	1,448
Total other income (loss)	(3,929)	(6,866)	(13,215)	(5,330)
NET INCOME (LOSS)	$3,677	$190	$(4,817)	$980
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.40	$0.02	$(0.53)	$0.11
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$0.55	$0.55	$0.45	$0.45
13. Subsequent Events
On March 6, 2017 the Company's Board of Trustees approved a dividend for the first quarter of 2017 in the amount of $0.40 per share payable on April 25, 2017 to shareholders of record as of March 31, 2017.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
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
Item 9B. Other Information
ITRA Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the fiscal year ended December 31, 2016, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Annual Report on Form 10-K as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA"). During the fiscal year ended December 31, 2016, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Blackstone Tactical Opportunities EARN Holdings L.L.C., an affiliate of The Blackstone Group L.P. ("Blackstone"), is a holder of approximately 29% of the outstanding equity interests of our Common Shares and has a representative on our Board of Trustees. Accordingly, Blackstone may be deemed an "affiliate" of us, as that term is defined in Exchange Act Rule 12b-2. Blackstone incorporated by reference in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 disclosures pursuant to ITRA regarding its portfolio companies that may be deemed to be affiliates of Blackstone. Because of the broad definition of "affiliate" in Exchange Act Rule 12b-2, these portfolio companies of Blackstone, through Blackstone's ownership of us, may also be deemed to be affiliates of ours.
We have reproduced below the disclosures of Travelport Limited and NCR Corporation, as provided in Blackstone's Quarterly Reports on Form 10-Q for the quarter ended March 31, 2016 and the quarter ended June 30, 2016, respectively. Travelport Limited and NCR corporation may be considered affiliates of Blackstone. Neither Travelport Limited nor NCR Corporation has provided us with gross revenues and net profits attributable to the activities described below. We have no involvement in or control over the activities of Travelport Limited or NCR Corporation, any of their predecessor companies or any of their subsidiaries, and we have not independently verified or participated in the preparation of the below disclosure by these entities.
Travelport Limited
"As part of our global business in the travel industry, we provide certain passenger travel related Travel Commerce Platform and Technology Services to Iran Air. We also provide certain airline Technology Services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.
NCR Corporation
"Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended, we note that, during the period from January 1, 2016 through March 31, 2016, we maintained a bank account and guarantees at the Commercial Bank of Syria ("CBS"), which was designated as a Specially Designated National pursuant to Executive Order 13382 ("EO 13382") on

August 10, 2011. This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382. We note that the last known account balance as of March 31, 2016, was approximately $3,468. The bank account did not generate interest from January 1, 2016 through March 31, 2016, and the guarantees did not generate any revenue or profits for the Company. Pursuant to a license granted to the Company by OFAC on January 3, 2013, and subsequent licenses granted on April 29, 2013, July 12, 2013, February 28, 2014, November 12, 2014, and October 24, 2015, the Company has been winding down its past operations in Syria. The Company's current license expires on April 30, 2016. The Company has also received licenses from OFAC to close the CBS account and terminate any guarantees. The Company's application to renew the license to transact business with CBS, which was submitted to OFAC on May 18, 2015, remains pending. Following the termination of guarantees and the closure of the account, the Company does not intend to engage in any further business activities with CBS."
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2017 annual shareholders' meeting.
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
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2017 annual shareholders' meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2017 annual shareholders' meeting.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2017 annual shareholders' meeting.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2017 annual shareholders' meeting.

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

10.2+	2013 Equity Incentive Plan (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

10.3+	Form of Share Award Agreement (for trustees) (incorporated by reference to the Company's Current Report on Form 8-K, filed on September 25, 2013).

10.4+	Form of Share Award Agreement (for trustees) (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2014).

10.5+	Form of Share Award Agreement (for Ellington employees) (incorporated by reference to the Company's Current Report on Form 8-K filed on December 18, 2015).

10.6	Form of Share Award Agreement (for Ellington employees)

10.7	Form of Indemnification Agreement (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 29, 2013).

10.8
Registration Rights Agreement, dated as of September 24, 2012, by and among Ellington Residential Mortgage REIT, EMG Holdings, L.P. and Blackstone Tactical Opportunities EARN Holdings, L.L.C.(incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

10.9
Shareholders Agreement by and among Ellington Residential Mortgage REIT, EMG Holdings, L.P., and Blackstone Tactical Opportunities EARN Holdings, L.L.C. dated May 6, 2013 (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.10
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

101
The following financial information from Ellington Residential Mortgage REIT's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Compensatory plan or arrangement.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	March 13, 2017	By:	/s/ LAURENCE PENN
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

Signature	Title	Date

/s/ LAURENCE PENN	Chief Executive Officer, President and Trustee (Principal Executive Officer)	March 13, 2017
LAURENCE PENN

/s/ LISA MUMFORD	Chief Financial Officer(Principal Financial and Accounting Officer)	March 13, 2017
LISA MUMFORD

/s/ MICHAEL W. VRANOS	Trustee	March 13, 2017
MICHAEL W. VRANOS

/s/ THOMAS F. ROBARDS	Chairman of the Board	March 13, 2017
THOMAS F. ROBARDS

/s/ RONALD I. SIMON PH.D	Trustee	March 13, 2017
RONALD I. SIMON PH.D

/s/ ROBERT B. ALLARDICE, III	Trustee	March 13, 2017
ROBERT B. ALLARDICE, III

/s/ MENES O. CHEE	Trustee	March 13, 2017
MENES O. CHEE

/s/ DAVID MILLER	Trustee	March 13, 2017
DAVID MILLER

EXHIBIT INDEX

Exhibit	Description
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

10.2+	2013 Equity Incentive Plan (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

10.3+	Form of Share Award Agreement (for trustees) (incorporated by reference to the Company's Current Report on Form 8-K, filed on September 25, 2013).

10.4+	Form of Share Award Agreement (for trustees) (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2014).

10.5+	Form of Share Award Agreement (for Ellington employees) (incorporated by reference to the Company's Current Report on Form 8-K filed on December 18, 2015).

10.6	Form of Share Award Agreement (for Ellington employees)

10.7	Form of Indemnification Agreement (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 29, 2013).

10.8
Registration Rights Agreement, dated as of September 24, 2012, by and among Ellington Residential Mortgage REIT, EMG Holdings, L.P. and Blackstone Tactical Opportunities EARN Holdings, L.L.C.(incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

10.9
Shareholders Agreement by and among Ellington Residential Mortgage REIT, EMG Holdings, L.P., and Blackstone Tactical Opportunities EARN Holdings, L.L.C. dated May 6, 2013 (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.10
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

101
The following financial information from Ellington Residential Mortgage REIT's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Compensatory plan or arrangement.