Form 10-Q
period 2017-03-31
Ellington Residential Mortgage REIT
filed 2017-05-05
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer (do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2017
Common Shares of Beneficial Interest, $0.01 par value per share	9,130,897

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2017	December 31, 2016
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$37,509	$33,504
Mortgage-backed securities, at fair value	1,230,076	1,226,994
Due from brokers	27,205	49,518
Financial derivatives–assets, at fair value	5,464	6,008
Reverse repurchase agreements	80,133	75,012
Receivable for securities sold	82,269	33,199
Interest receivable	4,966	4,633
Other assets	185	266
Total Assets	$1,467,807	$1,429,134
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,178,285	$1,197,973
Payable for securities purchased	58,620	5,516
Due to brokers	1,031	1,055
Financial derivatives–liabilities, at fair value	3,572	1,975
U.S. Treasury securities sold short, at fair value	79,454	74,194
Dividend payable	3,652	3,652
Accrued expenses	708	647
Management fee payable	528	533
Interest payable	1,832	1,912
Total Liabilities	1,327,682	1,287,457
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (9,130,897 shares issued and outstanding, respectively)	92	92
Additional paid-in-capital	181,044	180,996
Accumulated deficit	(41,011)	(39,411)
Total Shareholders' Equity	140,125	141,677
Total Liabilities and Shareholders' Equity	$1,467,807	$1,429,134

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended March 31, 2017	Three Month Period Ended March 31, 2016
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$12,329	$9,651
Interest expense	(3,179)	(2,051)
Total net interest income	9,150	7,600
EXPENSES
Management fees	527	528
Professional fees	175	218
Compensation expense	159	151
Other operating expenses	411	454
Total expenses	1,272	1,351
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	(2,990)	3,010
Net realized gains (losses) on financial derivatives	1,653	(3,996)
Change in net unrealized gains (losses) on securities	(2,347)	8,633
Change in net unrealized gains (losses) on financial derivatives	(2,142)	(14,135)
Total other income (loss)	(5,826)	(6,488)
NET INCOME (LOSS)	$2,052	$(239)
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.22	$(0.03)
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$0.40	$0.45

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2015	9,135,103	92	—	—	181,027	(36,264)	144,855
Share based compensation					40		40
Repurchase of common shares	(17,920)	—	—	—	(196)		(196)
Dividends declared						(4,103)	(4,103)
Net loss						(239)	(239)
BALANCE, March 31, 2016	9,117,183	$92	—	$—	$180,871	$(40,606)	$140,357

BALANCE, December 31, 2016	9,130,897	92	—	—	180,996	(39,411)	141,677
Share based compensation					48		48
Dividends declared						(3,652)	(3,652)
Net income						2,052	2,052
BALANCE, March 31, 2017	9,130,897	$92	—	$—	$181,044	$(41,011)	$140,125

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Month Period Ended March 31, 2017	Three Month Period Ended March 31, 2016
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$2,052	$(239)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	2,990	(3,010)
Change in net unrealized (gains) losses on securities	2,347	(8,633)
Net realized (gains) losses on financial derivatives	(1,653)	3,996
Change in net unrealized (gains) losses on financial derivatives	2,142	14,135
Amortization of premiums and accretion of discounts (net)	701	1,850
Share based compensation	48	40
(Increase) decrease in assets:
Due from brokers	22,313	3,091
Interest receivable	(333)	233
Other assets	81	(234)
Increase (decrease) in liabilities:
Due to brokers	(24)	(312)
Accrued expenses	61	(86)
Interest payable	(80)	21
Management fees payable	(5)	(17)
Net cash provided by (used in) operating activities	30,640	10,835
Cash flows provided by (used in) investing activities:
Purchases of securities	(315,416)	(723,002)
Proceeds from sale of securities	273,393	782,510
Principal repayments of mortgage-backed securities	37,716	30,044
Proceeds from investments sold short	225,738	157,931
Repurchase of investments sold short	(221,258)	(169,090)
Proceeds from disposition of financial derivatives	4,362	3,004
Purchase of financial derivatives	(2,709)	(7,028)
Payments made on reverse repurchase agreements	(4,354,368)	(4,546,558)
Proceeds from reverse repurchase agreements	4,349,247	4,555,615
Net cash provided by (used in) investing activities	(3,295)	83,426
Cash flows provided by (used in) financing activities:
Repurchase of common shares	—	(196)
Dividends paid	(3,652)	(4,111)
Borrowings under repurchase agreements	390,532	559,785
Repayments of repurchase agreements	(410,220)	(648,663)
Cash provided by (used in) financing activities	(23,340)	(93,185)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,005	1,076
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,504	40,166
CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,509	$41,242
Supplemental disclosure of cash flow information:
Interest paid	$3,259	$2,030
Dividends payable	$3,652	$4,103

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP." Entities in which the Company has a controlling financial interest, through ownership of the majority of the entities' voting equity interests, or through other contractual rights that give the Company control, are consolidated by the Company. All inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material. In management's opinion, all material adjustments considered necessary for a fair statement of the Company's interim consolidated financial statements have been included and are only of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
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
The Company's valuation process, including the application of validation criteria, is overseen by the Manager's Valuation Committee ("Valuation Committee"). The Valuation Committee includes senior level executives from various departments within the Manager, and each quarter the Valuation Committee reviews and approves the valuations of the Company's investments. The valuation process also includes a monthly review by the Company's third party administrator. The goal of this review is to replicate various aspects of the Company's valuation process based on the Company's documented procedures.
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
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or to 2016, 2015, 2014, or 2013 (its open tax years). In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period, 2016, 2015, 2014, and 2013 (its open tax years). The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any of such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.
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
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at March 31, 2017 and December 31, 2016, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or GSE. The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.

By RMBS Type
March 31, 2017:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Agency RMBS:
15-year fixed rate mortgages	$129,244	$6,046	$135,290	$303	$(770)	$134,823	3.38%	2.25%	4.67
20-year fixed rate mortgages	10,045	773	10,818	7	(147)	10,678	4.00%	2.60%	6.23
30-year fixed rate mortgages	916,405	60,057	976,462	1,924	(12,239)	966,147	3.98%	2.98%	8.25
Adjustable rate mortgages	28,521	1,772	30,293	38	(571)	29,760	3.86%	2.61%	4.71
Reverse mortgages	55,668	5,112	60,780	138	(791)	60,127	4.53%	2.67%	5.57
Interest only securities	n/a	n/a	12,256	1,277	(991)	12,542	4.01%	8.98%	3.26
Total Agency RMBS	1,139,883	73,760	1,225,899	3,687	(15,509)	1,214,077	3.94%	2.93%	7.23
Non-Agency RMBS	20,486	(6,310)	14,176	2,000	(177)	15,999	3.03%	8.52%	6.93
Total RMBS	$1,160,369	$67,450	$1,240,075	$5,687	$(15,686)	$1,230,076	3.93%	3.00%	7.22

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

By Estimated Weighted Average Life
As of March 31, 2017:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$14,405	$14,436	4.57%	$3,185	$3,820	3.48%	$—	$—	—%
Greater than three years and less than seven years	279,303	280,741	3.89%	9,357	8,436	4.46%	10,358	10,033	3.94%
Greater than seven years and less than eleven years	901,268	911,659	3.94%	—	—	—%	5,641	4,143	1.59%
Greater than eleven years	6,559	6,807	4.12%	—	—	—%	—	—	—%
Total	$1,201,535	$1,213,643	3.94%	$12,542	$12,256	4.01%	$15,999	$14,176	3.03%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.
As of December 31, 2016:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$15,009	$14,956	4.43%	$3,748	$4,289	3.56%	$—	$—	—%
Greater than three years and less than seven years	286,517	286,984	3.87%	8,599	7,552	4.39%	11,316	11,314	3.90%
Greater than seven years and less than eleven years	890,277	899,220	3.96%	—	—	—%	8,130	6,954	1.95%
Greater than eleven years	3,398	3,485	4.00%	—	—	—%	—	—	—%
Total	$1,195,201	$1,204,645	3.94%	$12,347	$11,841	3.97%	$19,446	$18,268	2.93%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.
The following table reflects the components of interest income on the Company's RMBS for the three month periods ended March 31, 2017 and 2016:

	Three Month Period Ended March 31, 2017			Three Month Period Ended March 31, 2016
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$12,579	$(755)	$11,824	$11,144	$(2,194)	$8,950
Non-Agency RMBS	253	101	354	276	343	619
Total	$12,832	$(654)	$12,178	$11,420	$(1,851)	$9,569
For the three month periods ended March 31, 2017 and 2016 the Catch-up Premium Amortization Adjustment made to net amortization was $2.6 million and $0.3 million, respectively.

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
March 31, 2017:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed rate mortgages	$—	$134,823	$—	$134,823
20-year fixed rate mortgages	—	10,678	—	10,678
30-year fixed rate mortgages	—	966,147	—	966,147
Adjustable rate mortgages	—	29,760	—	29,760
Reverse mortgages	—	60,127	—	60,127
Interest only securities	—	—	12,542	12,542
Non-Agency RMBS	—	13,497	2,502	15,999
Mortgage-backed securities, at fair value	—	1,215,032	15,044	1,230,076
Financial derivatives–assets, at fair value:
TBAs	—	582	—	582
Interest rate swaps	—	4,880	—	4,880
Futures	2	—	—	2
Total financial derivatives–assets, at fair value	2	5,462	—	5,464
Total mortgage-backed securities and financial derivatives–assets, at fair value	$2	$1,220,494	$15,044	$1,235,540
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(79,454)	$—	$(79,454)
Financial derivatives–liabilities, at fair value:
TBAs	—	(2,433)	—	(2,433)
Interest rate swaps	—	(1,115)	—	(1,115)
Futures	(24)	—	—	(24)
Total financial derivatives–liabilities, at fair value	(24)	(3,548)	—	(3,572)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(24)	$(83,002)	$—	$(83,026)

December 31, 2016:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed rate mortgages	$—	$148,363	$—	$148,363
20-year fixed rate mortgages	—	11,185	—	11,185
30-year fixed rate mortgages	—	940,457	—	940,457
Adjustable rate mortgages	—	33,138	—	33,138
Reverse mortgages	—	62,058	—	62,058
Interest only securities	—	—	12,347	12,347
Non-Agency RMBS	—	12,948	6,498	19,446
Mortgage-backed securities, at fair value	—	1,208,149	18,845	1,226,994
Financial derivatives–assets, at fair value:
TBAs	—	1,045	—	1,045
Interest rate swaps	—	4,891	—	4,891
Futures	72	—	—	72
Total financial derivatives–assets, at fair value	72	5,936	—	6,008
Total mortgage-backed securities and financial derivatives–assets, at fair value	$72	$1,214,085	$18,845	$1,233,002
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(74,194)	$—	$(74,194)
Financial derivatives–liabilities, at fair value:
TBAs	—	(554)	—	(554)
Interest rate swaps	—	(1,421)	—	(1,421)
Total financial derivatives–liabilities, at fair value	—	(1,975)	—	(1,975)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$—	$(76,169)	$—	$(76,169)
The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value:
Three month period ended March 31, 2017:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2016	$6,498	$12,347
Purchases	—	1,287
Proceeds from sales	(2,850)	—
Principal repayments	(167)	—
(Amortization)/accretion, net	44	(835)
Net realized gains (losses)	163	(37)
Change in net unrealized gains (losses)	332	(220)
Transfers:
Transfers into level 3	1,819	—
Transfers out of level 3	(3,337)	—
Ending balance as of March 31, 2017	$2,502	$12,542
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at March 31, 2017, as well as Level 3 financial instruments disposed of by the Company during the three month period ended March 31, 2017. For Level 3 financial instruments held by the Company as of March 31, 2017, change in net unrealized gains (losses) of $0.2 million and $(0.2) million, for the three month period ended March 31, 2017 relate to non-Agency RMBS and Agency RMBS, respectively.
During the three month period ended March 31, 2017, the Company transferred $3.3 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and/or similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in the volume of observable inputs for these assets, such as a decrease in the volume of observed trading, could impact price transparency, and thereby cause a change in the level designation for these assets in future periods.
During the three month period ended March 31, 2017, the Company transferred $1.8 million of non-Agency RMBS from Level 2 to Level 3. Since December 31, 2016, these securities have exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads and/or higher delinquencies relative to similar securities and a reduction in observable transactions or executable quotes involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of March 31, 2016, as well as Level 3 financial instruments disposed of by the Company during the three month period ended March 31, 2016. For Level 3 financial instruments held by the Company as of March 31, 2016, change in net unrealized gains (losses) of $49 thousand and $(1.0) million, for the three month period ended March 31, 2016 relate to non-Agency RMBS and Agency RMBS, respectively.
During the three month period ended March 31, 2016, the Company transferred $1.8 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and/or similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in the volume of observable inputs for these assets, such as a decrease in the volume of observed trading, could impact price transparency, and thereby cause a change in the level designation for these assets in future periods.
There were no transfers of financial instruments between Levels 1 and 2 of the fair value hierarchy during the three month periods ended March 31, 2017 or 2016.

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of March 31, 2017 and December 31, 2016:
March 31, 2017:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$2,502	Discounted Cash Flows	Yield	8.1%	26.2%	13.1%
			Projected Collateral Prepayments	44.0%	48.2%	45.1%
			Projected Collateral Losses	1.2%	4.1%	3.3%
			Projected Collateral Recoveries	4.2%	12.4%	10.2%
			Projected Collateral Scheduled Amortization	39.5%	46.5%	41.4%
						100.0%
Agency RMBS–Interest Only Securities	9,918	Market quotes	Non-Binding Third-Party Valuation	$3.76	$20.94	$15.20
Agency RMBS–Interest Only Securities	2,624	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	87	1,287	700
			Projected Collateral Prepayments	50.2%	84.0%	66.8%
			Projected Collateral Scheduled Amortization	16.0%	49.8%	33.2%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.
December 31, 2016:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$652	Discounted Cash Flows	Yield	30.6%	30.6%	30.6%
			Projected Collateral Prepayments	49.0%	49.0%	49.0%
			Projected Collateral Losses	1.0%	1.0%	1.0%
			Projected Collateral Recoveries	3.3%	3.3%	3.3%
			Projected Collateral Scheduled Amortization	46.7%	46.7%	46.7%
						100.0%
Non-Agency RMBS	5,846	Market quotes	Non-Binding Third-Party Valuation	$46.40	$63.29	$56.49
Agency RMBS–Interest Only Securities	8,784	Market quotes	Non-Binding Third-Party Valuation	$3.94	$21.56	$13.96
Agency RMBS–Interest Only Securities	3,563	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	103	1,147	468
			Projected Collateral Prepayments	51.1%	85.4%	70.9%
			Projected Collateral Scheduled Amortization	14.6%	48.9%	29.1%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.

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
The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$37,509	$37,509	$33,504	$33,504
Due from brokers	27,205	27,205	49,518	49,518
Reverse repurchase agreements	80,133	80,133	75,012	75,012
Liabilities:
Repurchase agreements	1,178,285	1,178,285	1,197,973	1,197,973
Due to brokers	1,031	1,031	1,055	1,055
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

The following table details the fair value of the Company's holdings of financial derivatives as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$537	$96
TBA securities sale contracts	45	949
Fixed payer interest rate swaps	4,318	4,198
Fixed receiver interest rate swaps	562	693
Futures	2	72
Total financial derivatives–assets, at fair value	5,464	6,008
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(3)	—
TBA securities sale contracts	(2,430)	(554)
Fixed payer interest rate swaps	(1,115)	(1,421)
Futures	(24)	—
Total financial derivatives–liabilities, at fair value	(3,572)	(1,975)
Total	$1,892	$4,033
Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of March 31, 2017 and December 31, 2016:
March 31, 2017:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2017	$74,750	$(87)	1.21%	1.06%	0.34
2018	65,990	368	0.97	1.05	1.18
2019	4,200	72	0.96	1.04	2.36
2020	79,500	439	1.48	1.00	3.07
2021	14,400	59	1.81	1.08	4.67
2022	13,044	173	1.75	1.04	5.44
2023	54,200	450	1.93	1.04	6.22
2024	8,900	73	1.99	1.00	7.01
2025	15,322	223	2.04	1.01	7.88
2026	40,885	2,460	1.63	1.05	9.46
2043	12,380	(1,027)	2.99	1.04	26.13
Total	$383,571	$3,203	1.52%	1.04%	4.50

December 31, 2016:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2017	$74,750	$(258)	1.21%	0.92%	0.59
2018	65,990	193	0.97	0.89	1.43
2019	4,200	57	0.96	0.88	2.60
2020	79,500	554	1.48	0.89	3.32
2021	19,300	99	1.83	0.93	4.92
2022	13,044	172	1.75	0.89	5.68
2023	54,200	514	1.93	0.89	6.47
2024	8,900	87	1.99	0.85	7.26
2025	15,322	123	2.04	0.89	8.13
2026	46,435	2,306	1.72	0.91	9.74
2043	12,380	(1,070)	2.99	0.89	26.38
Total	$394,021	$2,777	1.53%	0.90%	4.82
The following tables provide information about the Company's fixed receiver interest rate swaps as of March 31, 2017 and December 31, 2016.
March 31, 2017:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$9,700	$562	1.02%	3.00%	8.30
Total	$9,700	$562	1.02%	3.00%	8.30
December 31, 2016:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$9,700	$693	0.88%	3.00%	8.54
Total	$9,700	$693	0.88%	3.00%	8.54
Futures
The following table provides information about the Company's short positions in futures as of March 31, 2017 and December 31, 2016.
March 31, 2017:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
U.S. Treasury Futures	$(25,800)	$(24)	2.73
Eurodollar Futures	(6,000)	2	4.18

December 31, 2016:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
U.S. Treasury Futures	$(26,700)	$71	2.70
Eurodollar Futures	(9,000)	1	5.59
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
As of March 31, 2017 and December 31, 2016, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	March 31, 2017				December 31, 2016
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$137,022	$140,723	$141,260	$537	$49,138	$49,774	$49,870	$96
Liabilities	3,000	2,977	2,974	(3)	—	—	—	—
	140,022	143,700	144,234	534	49,138	49,774	49,870	96
Sale contracts:
Assets	(64,000)	(65,370)	(65,325)	45	(281,655)	(298,807)	(297,858)	949
Liabilities	(520,580)	(541,766)	(544,196)	(2,430)	(183,381)	(189,694)	(190,248)	(554)
	(584,580)	(607,136)	(609,521)	(2,385)	(465,036)	(488,501)	(488,106)	395
Total TBA securities, net	$(444,558)	$(463,436)	$(465,287)	$(1,851)	$(415,898)	$(438,727)	$(438,236)	$491

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in Financial derivatives-assets at fair value and Financial derivatives-liabilities at fair value on the Consolidated Balance Sheet.

The tables below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the three month period ended March 31, 2017 and the year ended December 31, 2016:

Derivative Type	Three Month Period Ended March 31, 2017	Year Ended December 31, 2016
	(In thousands)
Interest rate swaps	$397,424	$451,847
TBAs	594,014	488,075
Futures	34,500	22,085

Gains and losses on the Company's financial derivatives for the three month periods ended March 31, 2017 and 2016 are summarized in the tables below:

	Three Month Period Ended March 31, 2017
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(15)	$(29)	$(44)	$(462)	$756	$294
TBAs		1,831	1,831		(2,342)	(2,342)
Futures		(134)	(134)		(94)	(94)
Total	$(15)	$1,668	$1,653	$(462)	$(1,680)	$(2,142)

	Three Month Period Ended March 31, 2016
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(672)	$(1,226)	$(1,898)	$(726)	$(12,543)	$(13,269)
TBAs		(2,099)	(2,099)		(844)	(844)
Futures		$1	$1		$(22)	$(22)
Total	$(672)	$(3,324)	$(3,996)	$(726)	$(13,409)	$(14,135)
As of March 31, 2017, the Company also held short positions in U.S. Treasury securities, with a principal amount of $83.0 million and a fair value of $79.5 million. As of December 31, 2016, the Company also held short positions in U.S. Treasury securities, with a principal amount of $78.6 million and a fair value of $74.2 million. Such securities are included on the Company's Consolidated Balance Sheet under the caption U.S. Treasury securities sold short, at fair value.
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

At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of each of March 31, 2017 and December 31, 2016, the Company had outstanding borrowings under repurchase agreements with thirteen counterparties.
The following table details the Company's outstanding borrowings under repurchase agreements as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$514,438	0.92%	14	$545,817	0.80%	19
31-60 days	207,068	0.91	43	304,398	0.91	45
61-90 days	300,979	1.06	76	299,081	0.98	74
91-120 days	13,738	1.04	105	1,050	0.88	109
121-150 days	136,635	0.99	137	12,428	0.97	135
151-180 days	5,427	1.15	168	35,199	1.05	164
Total	$1,178,285	0.96%	51	$1,197,973	0.88%	45
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of both March 31, 2017 and December 31, 2016, the fair value of RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.2 billion. Collateral transferred under outstanding borrowings as of March 31, 2017 includes RMBS in the amount of $79.2 million that were sold prior to period end but for which such sale had not yet settled. Collateral transferred under outstanding borrowings as of December 31, 2016 includes RMBS in the amount of $33.5 million that were sold prior to year end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $20.1 million and additional securities with a fair value of $0.5 million as of March 31, 2017 as a result of margin calls from various counterparties. The Company posted net cash collateral of $42.2 million and additional securities with a fair value of $0.5 million as of December 31, 2016 as a result of margin calls from various counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table reflects counterparties for which the amounts at risk relating to our repurchase agreements was greater than 10% of shareholders' equity as of March 31, 2017 and December 31, 2016.
March 31, 2017:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
J.P. Morgan Securities Inc.	$14,115	59	10.1%

(1)	Amounts at risk exclude, in aggregate, $0.6 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
December 31, 2016:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
J.P. Morgan Securities Inc.	$15,077	58	10.6%

(1)	Amounts at risk exclude, in aggregate, $0.6 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.

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
The following tables present information about certain assets and liabilities representing financial instruments as of March 31, 2017 and December 31, 2016. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
March 31, 2017:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$5,464	$(1,865)	$—	$(79)	$3,520
Reverse repurchase agreements	80,133	(80,133)	—	—	—
Liabilities:
Financial derivatives–liabilities	(3,572)	1,865	—	1,216	(491)
Repurchase agreements	(1,178,285)	80,133	1,078,032	20,120	—

(1)	In the Company's Consolidated Balance Sheet, all balances associated with the repurchase agreements and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of March 31, 2017 were $1.23 billion. As of March 31, 2017 total cash collateral on financial derivative assets and liabilities excludes $1.7 million and $3.5 million, respectively of net excess cash collateral.

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

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of March 31, 2017 and 2016, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three month periods ended March 31, 2017 and 2016:

(In thousands except for share amounts)	Three Month Period Ended March 31, 2017	Three Month Period Ended March 31, 2016
Numerator:
Net income (loss)	$2,052	$(239)
Denominator:
Basic and diluted weighted average shares outstanding	9,130,897	9,121,198
Basic and Diluted Earnings Per Share	$0.22	$(0.03)
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
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For both of the three month periods ended March 31, 2017 and 2016, the total management fee incurred was $0.5 million.
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
For the three month periods ended March 31, 2017 and 2016 the Company reimbursed the Manager $0.4 million and $0.9 million, respectively, for previously incurred operating and compensation expenses.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of both March 31, 2017 and December 31, 2016, there were 9,130,897 common shares outstanding. No preferred shares have been issued.
During the three month periods ended March 31, 2017 and 2016, the Board of Directors authorized dividends totaling $0.40 per share and $0.45 per share, respectively. Total dividends declared during the three month periods ended March 31, 2017 and 2016 were $3.7 million, and $4.1 million, respectively.
Detailed below is a roll forward of the Company's common shares outstanding for the three month periods ended March 31, 2017 and 2016:

	Three Month Period Ended March 31, 2017	Three Month Period Ended March 31, 2016
Common Shares Outstanding (12/31/2016 and 12/31/2015, respectively)	9,130,897	9,135,103
Share Activity:
Shares repurchased	—	(17,920)
Common Shares Outstanding (3/31/2017 and 3/31/2016, respectively)	9,130,897	9,117,183
Unvested restricted shares outstanding (3/31/2017 and 3/31/2016, respectively)	16,395	15,390

The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at March 31, 2017:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	9,856	September 13, 2016	September 12, 2017
Partially dedicated employees:
	2,302	December 13, 2016	December 13, 2017
	1,556	December 13, 2016	December 13, 2018
	2,359	December 15, 2015	December 15, 2017
	322	December 15, 2015	December 31, 2017

(1)	Date at which such restricted shares will vest and become non-forfeitable.
As of March 31, 2017, there were 229,001 shares available for future issuance under the Company's 2013 Equity Incentive Plan.
On August 13, 2013, the Company's Board of Trustees approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and the Company's financial performance, among other considerations. During the three month period ended March 31, 2017, the Company did not purchase any of its common shares. From inception of the share repurchase program through March 31, 2017, the Company has purchased 47,481 of its common shares at an aggregate cost of $0.6 million, and an average price per share of $12.03.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of March 31, 2017 and December 31, 2016 and management is not aware of any significant contingencies at March 31, 2017.

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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; our use and dependence on leverage; the impact of Fannie Mae and Freddie Mac being placed into conservatorship and related events, including the lack of certainty as to the future roles and structures of these entities and changes to legislation and regulations affecting these entities; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities we own and intend to acquire; changes in rates of default and/or recovery rates on our non-agency assets; our ability to borrow to finance our assets and the costs of such borrowings; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act"); and risks associated with investing in real estate related assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
We were formed through an initial strategic venture among affiliates of Ellington, an investment management firm and registered investment adviser with a 22-year history of investing in a broad spectrum of MBS and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." As of March 31, 2017, the Blackstone Funds owned approximately 29% of our outstanding common shares.
We are externally managed and advised by our Manager, an affiliate of Ellington.
We use leverage in our Agency RMBS strategy and, while we have not done so meaningfully to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of March 31, 2017, we had outstanding borrowings under repurchase agreements in the amount of $1.2 billion with thirteen counterparties.
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
As of March 31, 2017, our book value per share was $15.35 as compared to $15.52 as of December 31, 2016.
Trends and Recent Market Developments
Key trends and recent market developments for the MBS market include the following:

•
U.S. Federal Reserve and U.S. Monetary Policy—In March 2017, the U.S. Federal Reserve, or "Federal Reserve," raised its target range for the federal funds rate by 0.25%, but maintained its existing policy of reinvesting principal payments from its U.S. Treasury security and Agency RMBS holdings. However, minutes from the March Federal Open Market Committee, or "FOMC," meeting indicated that it may change its reinvestment policy later this year;

•
Housing and Mortgage Market Statistics—Data released by S&P Dow Jones Indices for its S&P CoreLogic Case-Shiller Indices for February showed a continuation of mid-single-digit home price appreciation nationally; meanwhile, mortgage rates declined over the course of the quarter, with the Freddie Mac survey 30-year mortgage rate falling 18 basis points to end the quarter at 4.14%;

•	Prepayment Rate Trends—Prepayment rates remained low in the first quarter, with the majority of Agency mortgages no longer economically refinanceable;

•
Portfolio Overview and Outlook—Agency RMBS yield spreads widened over the course of the quarter, driven primarily by more hawkish indications from the Federal Reserve. Fixed-income credit spreads continued to tighten during the early part of the first quarter, but began widening in early March following intermeeting commentary.

Federal Reserve and U.S. Monetary Policy
On March 15, 2017, the FOMC announced that it would raise the target range for the federal funds rate by 0.25%, to 0.75%–1.00%. This marked the first back-to-back quarterly increases in the target range for the federal funds rate since 2006. In its March statement following the meeting, the FOMC indicated that economic activity has continued to expand at a moderate pace, and that solid job gains have contributed to a strengthening in the labor market. The FOMC also stated that inflation has increased in recent quarters and has moved closer to their two percent longer-run objective, although market-based measures of inflation compensation remain low. The FOMC reiterated that it expects that with gradual adjustments in the stance of monetary policy, the expansion of economic activity will continue at a moderate pace, labor market conditions will strengthen somewhat further, and inflation should stabilize around two percent over the medium term. Additionally, the FOMC indicated that it expects economic conditions to evolve in such a way that only gradual increases in the federal funds rate will be warranted, and that the federal funds rate is likely to remain, for some time, below prevailing longer run levels.
Over the course of the first quarter, the 10-year U.S. Treasury yield decreased by 5 basis points, from 2.44% as of December 30, 2016 to 2.39% as of March 31, 2017. Commentary from Federal Reserve officials over the intermeeting period between the February and March FOMC meetings contributed to increased market expectations of a decision to raise the target range for the federal funds rate at the March meeting. The 10-year U.S. Treasury yield increased 15 basis points during the two weeks prior to the March FOMC meeting, as investors reacted to comments made by Federal Reserve Chair Janet Yellen and other FOMC members, who all but assured investors that interest rates would be increased at the March FOMC meeting. After the meeting, assets rallied across markets, as the Federal Reserve left 2017–2018 guidance for additional target range increases unchanged from their December projections.
Finally, minutes from the March FOMC meeting indicated that a change to the Federal Reserve's reinvestment policy is likely later this year. While the Federal Reserve indicated that it expects to continue its reinvesting policy "until normalization of the level of the federal funds rate is well under way," uncertainty around when that condition would be satisfied weighed on asset valuations during the first quarter. The current pace of monthly reinvestments under this program is approximately $23 billion, and provides significant market support. A discontinuation of the program could have a meaningfully negative impact to prices. The FOMC minutes also showed that many participants emphasized that reducing the size of the balance sheet should be conducted in a passive and predictive manner.

Housing and Labor Market Statistics
Data released by S&P Dow Jones Indices for its S&P CoreLogic Case-Shiller Indices for February 2017 showed that, on average, home prices posted a 5.9% year-over-year increase for its 20-City Composite and a 5.2% year-over-year increase for its 10-City Composite, after seasonal adjustments. We believe that near-term home price trends are more likely to be driven by fundamental factors such as economic growth, mortgage rates, and affordability, rather than by technical factors such as foreclosure inventory.
On April 7, 2017, the U.S. Bureau of Labor Statistics, or "BLS," reported that, in March 2017, the U.S. unemployment rate was 4.5%, down from 5.0% a year earlier. The unemployment rate of 4.5% was the lowest level since May 2007 and represents a level generally considered consistent with an economy operating at or near full employment. In light of the drop in the labor force participation rate since the financial crisis, another, perhaps more relevant, measure of labor market conditions is employment growth. The BLS also reported that non-farm payrolls rose by 98,000 in March 2017, which was the weakest figure since last May, but suggests that the labor market is returning to a more sustainable pace of growth following large job gains in January and February. Over the past three months, job gains have averaged 178,000 per month.
Prepayment Rate Trends
As shown in the chart below, prepayment rates for non-specified pools have declined since year end. During the first quarter, the majority of Agency mortgages were no longer economically refinanceable. Prepayment rates for low loan balance specified pools increased slightly in the quarter.

						Prepayment Rates
Description	Vintage	Collateral	Balance	Loan-to-Value	FICO	Dec 2016	Jan 2017	Feb 2017	Mar 2017
			(In billions)
FNMA 30-Year 3.5%
	2014	Non-Specified	43.7	78	760	25.1	14.1	9.7	11.9
	2014	Low Loan Balance	0.5	69	756	8.2	7.0	6.3	10.9
FNMA 30-Year 4.0%
	2014	Non-Specified	47.7	80	741	29.3	19.6	14.2	17.0
	2014	Low Loan Balance	2.6	73	740	11.5	9.6	8.8	11.9
Source: J.P. Morgan
The Mortgage Bankers Association's Refinance Index, which measures refinancing application volumes on a weekly basis, increased 12.4% in the first quarter, as shown in the chart below. The index rebounded from a multi-year low reached on December 23, 2016, but throughout the quarter was still meaningfully lower than a multi-year high reached on July 8, 2016.

	As of
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
MBA Refinance Index	1,271.9	1,132.0	2,380.1	2,136.4	1,784.7
Source: Mortgage Bankers Association
Portfolio Overview and Outlook
General Market Overview
For most of the first quarter, both interest rate volatility and overall market volatility were low, but many measures of volatility increased towards the end of the quarter. The yield curve flattened over the course of the quarter as market participants ratcheted back their post-election expectations of economic growth and inflation in the U.S. economy. The 2-year U.S. Treasury yield rose 6 basis points to end the quarter at 1.25%, whereas the 10-year U.S. Treasury yield fell 5 basis points to 2.39%. Notably, global monetary policy has begun to diverge, as an interest rate hiking cycle is underway in the U.S. while the monetary policies of other major economies, including Europe and Japan, continue to be highly accommodative.
Fixed-income credit spreads continued to tighten during the early part of the first quarter, but began widening in early March following intermeeting commentary from several Federal Reserve governors, who expressed support for an imminent increase in the federal funds rate (which did in fact come to pass at the March 15th FOMC meeting), and who suggested that tapering of the reinvestment program could begin later this year. These more hawkish indications from the Federal Reserve were the primary driver of the widening in Agency RMBS yield spreads over the course of the quarter. Meanwhile, non-Agency RMBS yield spreads remained flat to slightly tighter in March despite the movements in the broader credit markets, reflecting continued excellent fundamental and technical support in this sector.
Mortgage rates declined over the course of the first quarter, with the Freddie Mac survey 30-year mortgage rate falling 18 basis points to end the quarter at 4.14%. Similar to the fourth quarter, prepayment speeds remained low, with the majority of Agency mortgages no longer economically refinanceable. The Mortgage Bankers Association Refinance Index increased 12.4% in the first quarter, but remained well below the previously elevated levels of mid-2016.
We believe that several factors could put additional upward pressure on interest rates in the near term, including a tightening of Federal Reserve monetary policy in response to employment and economic growth in the United States. The risk of rising interest rates reinforces the importance of our ability, subject to our qualifying and maintaining our qualification as a REIT, to hedge interest rate risk in both our Agency RMBS and non-Agency MBS portfolios using a variety of instruments, including TBAs and interest rate swaps.
Agency
As of March 31, 2017, the value of our long Agency bond portfolio was $1.214 billion, as compared to $1.208 billion as of December 31, 2016.
Our Agency RMBS portfolio consisted principally of "specified pools." Specified pools are fixed rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through the government-sponsored MHA refinancing programs, and mortgages with various other characteristics.
During the first quarter, both realized and implied volatility remained low, but yield spreads for Agency RMBS widened. Agency RMBS investors are becoming increasingly focused on the timing and mechanism of the Federal Reserve's discontinuation of its current policy of reinvesting principal payments from its Agency RMBS holdings. While the Federal Reserve has indicated that it expects to continue its reinvesting policy "until normalization of the level of the federal funds rate is well under way," uncertainty around when that condition would be satisfied weighed on asset valuations during the first quarter. Despite the anticipated reduced support from the Federal Reserve, we do not expect that Agency RMBS yield spreads will widen substantially, as they did during the 2013 "Taper Tantrum," largely because the investor base for Agency RMBS has changed substantially since then. Agency RMBS ownership has largely shifted away from investors such as the GSEs, certain money managers, and mortgage REITs whose activities, including delta-hedging and utilization of high degrees of leverage, tend to amplify price swings during periods of high volatility.
During the first quarter, mortgage rates remained relatively elevated from their pre-election levels, and prepayment rates declined, as many borrowers did have not an economic incentive to refinance their mortgages. The lower day count of the first quarter and the impact of winter seasonality were also factors contributing to the overall decline in prepayments. Since the generic pools that underlie TBAs tend to be more prepayment-sensitive than specified pools, the favorable decline in overall prepayment rates helped TBAs outperform specified pools over the course of the first quarter. This dampened our results for the first quarter, given that TBA short positions are a major component of our interest rate hedging portfolio.
Pay-ups on our specified pools decreased slightly quarter over quarter. Pay-ups are price premiums for specified pools relative to their TBA counterparts. Average pay-ups on our specified pools decreased to 0.68% as of March 31, 2017, from 0.70% as of December 31, 2016. Notwithstanding the slight decline of the first quarter, we believe that the evolving landscape, including the Federal Reserve's eventual withdrawal from the TBA market, may provide substantial support to pay-ups. In addition, technological advances in the mortgage origination and servicing industry have tended to have a much greater impact on non-specified pools as compared to specified pools. We believe that this trend will continue, ultimately driving greater investor demand for specified pools relative to TBAs.
For the quarter ended March 31, 2017, we had total net realized and unrealized losses of $(5.4) million, or $(0.59) per share, on our aggregate Agency RMBS portfolio. Slightly lower asset valuations during the period led to the modest net losses. During the quarter we continued to hedge interest rate risk, primarily through the use of interest rate swaps and short positions in TBAs, and to a lesser extent, short positions in U.S. Treasury securities. For the quarter, we had total net realized and unrealized losses of $(1.2) million, or $(0.13) per share, on our interest rate hedging portfolio. Within our hedging portfolio, our interest rate swaps generated net gains as swap rates increased across the yield curve, but those gains were offset by losses on our short positions in TBAs, U.S. Treasury securities, and futures. During the quarter, TBA roll prices increased and longer maturity U.S. Treasury yields declined, most notably in March, thereby leading to losses. In our hedging portfolio, the relative proportion (based on 10-year equivalents2) of TBA short positions increased quarter over quarter relative to interest rate swaps. We believe that it is important to be able to hedge our Agency RMBS portfolio using a variety of instruments, including TBAs.
1"10-year equivalents" for a group of positions represent the amount of 10-year U.S. Treasury securities that would experience a similar change in market value under a standard parallel move in interest rates.
We actively traded our Agency RMBS portfolio during the quarter in order to capitalize on sector rotation opportunities. Our portfolio turnover for the quarter was 21% (as measured by sales and excluding paydowns), and we had net realized losses of $(2.5) million, excluding hedges. Our portfolio selection continues to be informed by mortgage industry trends—including significant enhancements in technology that are helping streamline the origination process—and we note that refinancing capacity remains high, with employment in the mortgage industry near a post-financial crisis high.
During the first quarter, we continued to focus our Agency RMBS purchasing activity primarily on specified pools, particularly those with higher coupons. The weighted average coupon on our fixed rate specified pools was 3.9%, unchanged from the prior quarter. Even though we net purchased assets during the first quarter in our Agency RMBS portfolio, the slight decline in asset prices caused the total market value of our Agency RMBS portfolio as of March 31, 2017 to remain relatively unchanged, at $1.2 billion, as compared to December 31, 2016. Our Agency RMBS portfolio continues to include a small allocation to Agency IOs, and similar to the fourth quarter of 2016, we increased our holdings of those during the first quarter. Some of the IOs that we purchased were backed by seasoned Ginnie Mae pools that have demonstrated some level of "burnout." Burnout often occurs after periods of high prepayments, when the mix of loans remaining in an RMBS pool becomes more concentrated in loans that tend to prepay more slowly; burnout can reflect a variety of factors, including the behavior of individual borrowers and overall trends in the mortgage banking industry. Our Agency IOs not only contribute to our portfolio in the form of their yields, but they also inherently serve as portfolio market value hedges in a rising interest rate environment.
We expect to continue to target specified pools that, based on our prepayment projections, should: (1) generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) have less prepayment sensitivity to government policy shocks, and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months, when actual prepayment experience can be observed. We believe that our research team, proprietary prepayment models, and extensive databases remain essential tools in our implementation of this strategy.
The following table summarizes prepayment rates for our portfolio of fixed rate specified pools (excluding those backed by reverse mortgages) for the three month periods ended March 31, 2017, December, 31, 2016, September 30, 2016, June 30, 2016, and March 31, 2016.

	Three Month Period Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Three Month Constant Prepayment Rates(1)	12.7%	15.6%	14.1%	10.1%	7.1%

(1)	Excludes Agency fixed rate RMBS without any prepayment history.

The following table provides details about the composition of our portfolio of fixed rate specified pools (excluding those backed by reverse mortgages) as of March 31, 2017 and December 31, 2016.

		March 31, 2017			December 31, 2016
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed rate Agency RMBS:
15-year fixed rate mortgages:
	3.00	$40,994	$42,144	20	$35,199	$36,201	20
	3.50	78,797	82,633	25	97,018	101,868	21
	4.00	9,453	10,046	32	9,612	10,294	30
Total 15-year fixed rate mortgages		129,244	134,823	24	141,829	148,363	22
20-year fixed rate mortgages	4.00	10,045	10,678	21	10,488	11,185	18
30-year fixed rate mortgages:
	2.50	1,597	1,548	5	1,607	1,562	2
	3.00	13,277	13,241	21	16,000	15,970	29
	3.50	278,198	286,718	19	255,122	263,743	18
	4.00	398,766	421,328	18	391,677	415,251	17
	4.50	178,097	192,282	25	173,689	188,083	22
	5.00	44,159	48,437	39	48,324	52,981	35
	5.50	1,461	1,620	122	1,670	1,854	119
	6.00	850	973	126	887	1,013	123
Total 30-year fixed rate mortgages		916,405	966,147	21	888,976	940,457	20
Total fixed rate Agency RMBS		$1,055,694	$1,111,648	21	$1,041,293	$1,100,005	20
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. As of March 31, 2017, our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 3.4%, as compared to 3.6%, as of December 31, 2016. Excluding TBA positions used to hedge our specified pool holdings, our Agency premium as a percentage of fair value was approximately 5.1% and 5.4% as of March 31, 2017 and December 31, 2016, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
We believe that our adaptive and active style of portfolio management is well suited to the current MBS market environment, which continues to be shaped by heightened prepayment risk, shifting central bank and government policies, regulatory changes, and developing technologies.
Non-Agency
As of March 31, 2017, our investment in non-Agency RMBS was $16.0 million as compared to $19.4 million as of December 31, 2016.

Our non-Agency RMBS performed well in the first quarter, driven by net carry and realized and unrealized gains. As the case has been for some time, the fundamentals underlying non-Agency RMBS, led by a stable housing market, continue to be strong. On a quarter-over-quarter basis, our non-Agency RMBS portfolio decreased in size, as we sold securities that we believed had become fully valued. To the extent that more attractive entry points develop in non-Agency RMBS, we may increase our capital allocation to this sector.
Financing
Over the course of the quarter our cost of repo financing increased as LIBOR increased. Our average borrowing cost for the three month period ended March 31, 2017 was 0.94% as compared to 0.81% for the three month period ended December 31, 2016.
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
Our debt-to-equity ratio was to 8.4:1 as of March 31, 2017 as compared to 8.5:1 as of December 31, 2016. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 8.2:1 as of March 31, 2017 and 8.3:1 as of December 31, 2016. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions.
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
We follow the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or to 2016, 2015, 2014, or 2013 (its open tax years). In the normal course of business, we may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period, 2016, 2015, 2014, and 2013 (our open tax years). We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions; we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in the consolidated financial statements included in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
Investment portfolio
The following tables summarize our mortgage-backed securities portfolio of as of March 31, 2017 and December 31, 2016:

	March 31, 2017					December 31, 2016
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed rate mortgages	$129,244	$134,823	$104.32	$135,290	$104.68	$141,829	$148,363	$104.61	$148,873	$104.97
20-year fixed rate mortgages	10,045	10,678	106.30	10,818	107.70	10,488	11,185	106.65	11,275	107.50
30-year fixed rate mortgages	916,405	966,147	105.43	976,462	106.55	888,976	940,457	105.79	948,157	106.66
ARMs	28,521	29,760	104.34	30,293	106.21	31,656	33,138	104.68	33,226	104.96
Reverse mortgages	55,668	60,127	108.01	60,780	109.18	57,411	62,058	108.09	63,114	109.93
Total Agency RMBS	1,139,883	1,201,535	105.41	1,213,643	106.47	1,130,360	1,195,201	105.74	1,204,645	106.57
Non-Agency RMBS	20,486	15,999	78.10	14,176	69.20	27,794	19,446	69.96	18,268	65.73
Total RMBS(2)	1,160,369	1,217,534	104.93	1,227,819	105.81	1,158,154	1,214,647	104.88	1,222,913	105.59
Agency IOs	n/a	12,542	n/a	12,256	n/a	n/a	12,347	n/a	11,841	n/a
Total mortgage-backed securities		1,230,076		1,240,075			1,226,994		1,234,754
U.S. Treasury securities sold short	(82,989)	(79,454)	95.74	(80,616)	97.14	(78,589)	(74,194)	94.41	(75,465)	96.02
Reverse repurchase agreements	80,133	80,133	100.00	80,133	100.00	75,012	75,012	100.00	75,012	100.00
Total		$1,230,755		$1,239,592			$1,227,812		$1,234,301

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Excludes Agency IOs.
The vast majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency CMOs. Within this strategy, we generally target Agency RMBS pools that, taking into account their particular composition and based on our prepayment projections: (1) should generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) should have less prepayment sensitivity to government policy shocks and/or (3) should create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months when actual prepayment experience can be observed. As of both March 31, 2017 and December 31, 2016, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
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

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of March 31, 2017 and December 31, 2016:

(In thousands)	March 31, 2017	December 31, 2016
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$537	$96
TBA securities sale contracts	45	949
Fixed payer interest rate swaps	4,318	4,198
Fixed receiver interest rate swaps	562	693
Futures	2	72
Total financial derivatives–assets, at fair value	5,464	6,008
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(3)	—
TBA securities sale contracts	(2,430)	(554)
Fixed payer interest rate swaps	(1,115)	(1,421)
Futures	(24)	—
Total financial derivatives–liabilities, at fair value	(3,572)	(1,975)
Total	$1,892	$4,033
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
As of March 31, 2017, as part of our interest rate hedging program, we also held short positions in U.S. Treasury securities, with a total principal amount of $83.0 million and a fair value of $79.5 million. As of December 31, 2016, we also held short positions in U.S. Treasury securities, with a total principal amount of $78.6 million and a fair value of $74.2 million.

The composition and relative mix of instruments we use to hedge various risks may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of March 31, 2017 and December 31, 2016. We had no other borrowings outstanding.

	March 31, 2017			December 31, 2016
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$514,438	0.92%	14	$545,817	0.80%	19
31-60 days	207,068	0.91	43	304,398	0.91	45
61-90 days	300,979	1.06	76	299,081	0.98	74
91-120 days	13,738	1.04	105	1,050	0.88	109
121-150 days	136,635	0.99	137	12,428	0.97	135
151-180 days	5,427	1.15	168	35,199	1.05	164
Total	$1,178,285	0.96%	51	$1,197,973	0.88%	45
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. Because our strategy is flexible, dynamic, and opportunistic, our overall leverage will vary over time. As of March 31, 2017 and December 31, 2016, our total debt-to-equity ratio was 8.4 to 1 and 8.5 to 1, respectively. Collateral transferred with respect to our outstanding repo borrowings as of both March 31, 2017 and December 31, 2016 had an aggregate fair value of $1.2 billion. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 8.2 to 1 and 8.3 to 1 as of March 31, 2017 and December 31, 2016, respectively. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions.
Shareholders' Equity
As of March 31, 2017, our shareholders' equity decreased to $140.1 million from $141.7 million as of December 31, 2016. This decrease principally consisted of dividends declared of $3.7 million, partially offset by net income of $2.1 million. As of March 31, 2017, our book value per share was $15.35 as compared to $15.52 as of December 31, 2016.

Results of Operations for the Three Month Periods Ended March 31, 2017 and 2016
The following table summarizes our results of operations for the three month periods ended March 31, 2017 and 2016:

(In thousands except for per share amounts)	Three Month Period Ended March 31, 2017	Three Month Period Ended March 31, 2016
Net Interest Income
Net interest income	$9,150	$7,600
Expenses
Management fees	527	528
Other operating expenses	745	823
Total expenses	1,272	1,351
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	(5,337)	11,643
Net realized and change in net unrealized gains (losses) on financial derivatives	(489)	(18,131)
Total Other Income (Loss)	(5,826)	(6,488)
Net Income (Loss)	$2,052	$(239)
Net Income (Loss) Per Common Share	$0.22	$(0.03)
Core Earnings
Core Earnings consists of net income (loss), excluding realized and change in net unrealized gains and (losses) on securities and financial derivatives, and, if applicable, items of income or loss that are of a non-recurring nature. Core Earnings includes net realized and change in net unrealized gains (losses) associated with payments and accruals of periodic payments on interest rate swaps. Our interest income is subject to fluctuations based on adjustments to premium amortization as a result of changes in prepayments of our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). We refer to this adjustment as a "Catch-up Premium Amortization Adjustment." Adjusted Core Earnings represents Core Earnings excluding the effect of the Catch-up Premium Amortization Adjustment on interest income. Core Earnings and Adjusted Core Earnings are supplemental non-GAAP financial measures. We believe that Core Earnings and Adjusted Core Earnings provide information useful to investors because they are metrics that we use to assess our performance and to evaluate the effective net yield provided by the portfolio. Moreover, one of our objectives is to generate income from the net interest margin on the portfolio, and Core Earnings and Adjusted Core Earnings are used to help measure the extent to which this objective is being achieved. However, because Core Earnings and Adjusted Core Earnings are incomplete measures of our financial results and differ from net income (loss) computed in accordance with U.S. GAAP, they should be considered as supplementary to, and not as substitutes for, net income (loss) computed in accordance with U.S. GAAP.

The table below reconciles Core Earnings and Adjusted Core Earnings for the years ended March 31, 2017 and 2016 to the line, Net Income (Loss), on our Consolidated Statement of Operations, which we believe is the most directly comparable U.S. GAAP measure:

(In thousands except for share amounts)	Three Month Period Ended March 31, 2017	Three Month Period Ended March 31, 2016
Net Income (Loss)	$2,052	$(239)
Less:
Net realized gains (losses) on securities	(2,990)	3,010
Net realized losses on financial derivatives, excluding periodic payments(1)	1,668	(3,324)
Change in net unrealized gains (losses) on securities	(2,347)	8,633
Change in net unrealized gains (losses) on financial derivatives, excluding accrued periodic payments(2)	(1,680)	(13,409)
Subtotal	(5,349)	(5,090)
Core Earnings	$7,401	$4,851
Catch-up Premium Amortization Adjustment	2,584	258
Adjusted Core Earnings	4,817	4,593
Weighted Average Shares Outstanding	9,130,897	9,121,198
Core Earnings Per Share	$0.81	$0.53
Adjusted Core Earnings Per Share	$0.53	$0.50

(1)
For the three month period ended March 31, 2017, represents Net realized gains (losses) on financial derivatives of $1,653 less Net realized gains (losses) on periodic settlements of interest rate swaps of $(15). For the three month period ended March 31, 2016, represents Net realized gains (losses) on financial derivatives of $(3,996) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(672).

(2)
For the three month period ended March 31, 2017, represents Change in net unrealized gains (losses) on financial derivatives of $(2,142) less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(462). For the three month period ended March 31, 2016, represents Change in net unrealized gains (losses) on financial derivatives of $(14,135) less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(726).

Results of Operations for the Three Month Periods Ended March 31, 2017 and 2016
Net Income (Loss)
The increase in net income for the three month period ended March 31, 2017 as compared to the three month period ended March 31, 2016 was principally due to an increase in net interest income and a decline in combined net realized and unrealized losses on securities and financial derivatives for the three month period ended March 31, 2017. A larger, higher-yielding portfolio led to the increase in net interest income for the three month period ended March 31, 2017, and the three month period ended March 31, 2016 was marked by periods of significant volatility in interest rates which led to net realized and unrealized losses on our financial derivatives. For the three month period ended March 31, 2017, interest rate volatility was significantly lower as compared to the same period of 2016.
Interest Income
Our portfolio as of each of March 31, 2017 and 2016 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $12.2 million and $9.6 million in interest income on these securities for the three month periods ended March 31, 2017 and 2016, respectively. The period-over-period increase in interest income resulted from higher average holdings on our Agency RMBS and higher average yields on both our Agency and non-Agency RMBS. Some of the variability in our interest income and portfolio yields is due to Catch-up Premium Amortization Adjustment. The adjustment is calculated as of the beginning of each quarter based on our then assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter. For the first quarter of 2017, we had a positive Catch-up Premium Amortization Adjustment of approximately $2.6 million, which increased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our portfolio was 2.99% for the first quarter of 2017. By comparison, for the first quarter of 2016 the Catch-up Premium Amortization Adjustment increased interest income by only approximately $0.3 million. Excluding this Catch-up Premium Amortization Adjustment, the weighted average yield on our portfolio for the first quarter of 2016 would have been 3.04%.

The following table details our interest income, average holdings of interest-earning assets, and weighted average yield based on amortized cost for the three month periods ended March 31, 2017 and 2016:

	Non-Agency(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three month period ended March 31, 2017	$354	$15,912	8.89%	$11,824	$1,267,777	3.73%	$12,178	$1,283,689	3.79%
Three month period ended March 31, 2016	$619	$28,450	8.71%	$8,950	$1,196,060	2.99%	$9,569	$1,224,510	3.13%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For each of the three month periods ended March 31, 2017 and 2016, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities. Our total interest expense for the three month period ended March 31, 2017 was $3.2 million, of which $2.8 million represented interest expense on our repo borrowings and approximately $0.4 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the three month period ended March 31, 2016 was $2.1 million, of which $1.8 million represented interest expense on our repo borrowings and approximately $0.3 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period increase in our total interest expense resulted mainly from higher rates on our repo borrowings. Our average outstanding repo borrowings for the three month period ended March 31, 2017 was $1.19 billion, resulting in an average cost of funds of 0.94%. Our average outstanding repo borrowings for the three month period ended March 31, 2016 was $1.14 billion, resulting in an average cost of funds of 0.62%.
The following table shows information related to our average cost of funds for the three month periods ended March 31, 2017 and 2016.

($ in thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
Three Month Period Ended March 31, 2017	$1,194,321	$2,782	0.94%	0.83%	1.37%
Three Month Period Ended March 31, 2016	$1,142,352	$1,762	0.62%	0.43%	0.88%
As an alternative cost of funds measure, we add to our repo interest cost the net periodic amounts paid or payable by us on our interest rate swaps and the interest expense we incur on our short positions in U.S. Treasury securities, and express the total as an annualized percentage of our average outstanding borrowings. The total of our net periodic expense paid or payable under our interest rate swaps and our interest expense on our short positions in U.S. Treasury securities was $0.9 million for the three month period ended March 31, 2017, or 0.29% of our average outstanding repo borrowings, on an annualized basis, thereby resulting in an average cost of funds including interest rate swaps and short positions in U.S. Treasury securities of 1.23%. The total of our net periodic expense paid or payable under our interest rate swaps was $1.7 million for the three month period ended March 31, 2016, or 0.59% of our average outstanding borrowings, on an annualized basis, thereby resulting in an average cost of funds including interest rate swaps of 1.21%. This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.
Management Fees
For both of the three month periods ended March 31, 2017 and 2016, our management fee expense was approximately $0.5 million.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, and various other expenses incurred in connection with the operation of our business. Other operating expenses for the three month periods ended March 31, 2017 and 2016 were approximately $0.7 million and $0.8 million, respectively. Our expense ratio, which represents our management fees and other operating expenses as a percentage of our average shareholders' equity, was 3.6% for the three month period ended March 31, 2017, as compared to 3.8% for the three month period ended March 31, 2016. The decrease in our expense ratio was primarily due to a decrease in professional fees as well as a decrease in various other operating expenses including insurance and administrative expenses for the three month period ended March 31, 2017 as compared to the three month period ended March 31, 2016.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gain (losses) on securities and financial derivatives. For the three month period ended March 31, 2017, other loss was $(5.8) million, and consisted of net realized and change in net unrealized losses of $(0.5) million on our financial derivatives and approximately $(5.3) million on our securities, primarily our Agency RMBS. The three month period ended March 31, 2017 included slight declines in asset valuations, mainly on our Agency RMBS as yield spreads widened. For the three month period ended March 31, 2017, as measured by sales and excluding paydowns, we turned over approximately 21% of our Agency RMBS portfolio and, as a result, we generated net realized losses of $(2.5) million on our Agency RMBS portfolio. During the period, we took advantage of the slight drop in pay-ups for specified pools by rotating a portion of our portfolio into what we believe are higher quality specified pools at attractive valuations. Within our hedging portfolio, our interest rate swaps generated net gains as swap rates increased across the yield curve, but those gains were offset by losses on our short positions in TBAs, U.S. Treasury securities, and futures. During the quarter, TBA roll prices increased and longer maturity U.S. Treasury yields declined, most notably in March, thereby leading to losses. Additionally, as we use short TBAs as a major component of our interest rate hedging portfolio, the relative underperformance of specified pools in comparison to TBAs dampened our results for the first quarter.
Other income (loss) for the three month period ended March 31, 2016 was $(6.5) million and consisted of net realized and change in net unrealized losses of $(18.1) million on our financial derivatives partially offset by net realized and change in net unrealized gains of approximately $11.6 million on our securities, primarily our Agency RMBS. Sharply lower interest rates during the period led to losses on our interest rate hedges.
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
As of each of March 31, 2017 and December 31, 2016, we had $1.2 billion, outstanding under our repurchase agreements. As of March 31, 2017, our outstanding repurchase agreements were with thirteen counterparties.

Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table reflects counterparties for which the amounts at risk relating to our repurchase agreements was greater than 5% of shareholders' equity as of March 31, 2017 and December 31, 2016.
March 31, 2017:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
J.P. Morgan Securities Inc.	$14,115	59	10.1%
RBC Capital Markets LLC	13,857	94	9.9%
Deutsche Bank Securities	11,146	27	8.0%
Wells Fargo Bank, N.A.	8,447	21	6.0%

(1)	Amounts at risk exclude, in aggregate, $1.6 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
December 31, 2016:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
J.P. Morgan Securities Inc.	$15,077	58	10.6%
Deutsche Bank Securities	11,778	36	8.3%
Wells Fargo Bank, N.A.	11,533	38	8.1%
RBC Capital Markets LLC	11,506	34	8.1%

(1)	Amounts at risk exclude, in aggregate, $1.6 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of both March 31, 2017 and December 31, 2016, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 4.8%.

The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
March 31, 2017	$1,178,285	$1,194,321	$1,199,860
December 31, 2016	1,197,973	1,170,091	1,197,973
September 30, 2016	1,158,962	1,138,439	1,158,962
June 30, 2016	1,205,987	1,132,184	1,205,987
March 31, 2016	1,133,841	1,142,501	1,175,531
December 31, 2015	1,222,719	1,228,964	1,286,274
September 30, 2015	1,225,905	1,242,650	1,248,604
June 30, 2015	1,264,479	1,247,617	1,269,551
March 31, 2015	1,211,110	1,239,167	1,255,568
December 31, 2014	1,323,080	1,275,874	1,323,080
September 30, 2014	1,233,333	1,251,296	1,275,122
June 30, 2014	1,285,593	1,239,899	1,285,593
We held cash and cash equivalents of approximately $37.5 million and $33.5 million as of March 31, 2017 and December 31, 2016, respectively.
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
Three Month Period Ended March 31, 2017

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.40	$3,652	March 6, 2017	March 31, 2017	April 25, 2017
Three Month Period Ended March 31, 2016

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.45	$4,103	March 8, 2016	March 31, 2016	April 25, 2016
For the three month period ended March 31, 2017, our operating activities provided net cash of $30.6 million and our investing activities used net cash of $3.3 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements) used net cash of $19.7 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $7.7 million. We used $3.7 million to pay dividends. As a result of these activities, there was an increase in our cash holdings of $4.0 million from $33.5 million as of December 31, 2016 to $37.5 million as of March 31, 2017.
For the three month period ended March 31, 2016, our operating activities provided net cash of $10.8 million and our investing activities provided net cash of $83.4 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements) used net cash of $88.9 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $5.4 million for the three month period ended March 31, 2016. We used $4.1 million to pay dividends and $0.2 million for the repurchase of common shares. As a result of these activities, there was an increase in our cash holdings of $1.1 million from $40.2 million as of December 31, 2015 to $41.2 million as of March 31, 2016.

On August 13, 2013, our Board of Trustees approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. During the three month period ended March 31, 2017, we did not purchase any of our common shares.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of March 31, 2017 and December 31, 2016, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of March 31, 2017 we had $1.2 billion of outstanding borrowings with thirteen counterparties.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of March 31, 2017, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, excluding TBAs	$19,372	13.83%	$32,639	23.29%	$(25,474)	(18.18)%	$(57,053)	(40.72)%
TBAs	(8,009)	(5.72)%	(13,101)	(9.35)%	10,925	7.80%	24,767	17.67%
Non-Agency RMBS	223	0.16%	448	0.32%	(221)	(0.16)%	(441)	(0.31)%
U.S. Treasury Securities, Interest Rate Swaps, and Futures	(11,953)	(8.53)%	(24,440)	(17.44)%	11,419	8.15%	22,305	15.92%
Repurchase and Reverse Repurchase Agreements	(825)	(0.59)%	(1,604)	(1.14)%	824	0.59%	1,649	1.18%
Total	$(1,192)	(0.85)%	$(6,058)	(4.32)%	$(2,527)	(1.80)%	$(8,773)	(6.26)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our

March 31, 2017 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Special Note Regarding Forward-Looking Statements."
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange

Act) as of March 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Neither we nor Ellington nor its affiliates (including our Manager) are currently subject to any legal proceedings that we or our Manager consider material. Nevertheless, we and Ellington and its affiliates operate in highly regulated markets that currently are under intense regulatory scrutiny, and Ellington and its affiliates have received, and we expect in the future that we and they may receive, inquiries and requests for documents and information from various federal, state and foreign regulators. For example, in January 2017, an affiliate of Ellington received a subpoena from the SEC requesting documents, communications, and other information relating primarily to a loan originator and the loans originated by such originator, such affiliate's analyses of such loans, the purchases and securitizations of such loans by such affiliate and by certain third parties, and the servicing of such loans. Ellington’s affiliate has responded to the subpoena and intends to continue to cooperate with any further requests. Ellington has advised us that, at the present time, it is not aware that any material legal proceeding against us or Ellington or its affiliates is contemplated in connection with any such inquiries or requests. We and Ellington cannot provide any assurance that these or any future such inquiries and requests will not result in further investigation of or the initiation of a proceeding against us or Ellington or its affiliates or that, if any such investigation or proceeding were to arise, it would not materially adversely affect us. For a discussion of certain risks to which we or Ellington or its affiliates could be exposed as a result of inquiries or requests for documents and information received by us or Ellington or its affiliates, see "Risk Factors—We or Ellington or its affiliates may be subject to regulatory inquiries or proceedings" included in Part 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes from these previously disclosed risk factors. See also "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q.
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

101
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the three month period ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	May 5, 2017	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	May 5, 2017	By:	/s/ LISA MUMFORD
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the three month period ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.