Form 10-Q
period 2017-06-30
Ellington Residential Mortgage REIT
filed 2017-08-09
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2017
Common Shares of Beneficial Interest, $0.01 par value per share	13,205,174

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2017	December 31, 2016
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$41,660	$33,504
Mortgage-backed securities, at fair value	1,653,029	1,226,994
Due from brokers	34,924	49,518
Financial derivatives–assets, at fair value	6,106	6,008
Reverse repurchase agreements	73,470	75,012
Receivable for securities sold	156,348	33,199
Interest receivable	5,966	4,633
Other assets	687	266
Total Assets	$1,972,190	$1,429,134
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,628,450	$1,197,973
Payable for securities purchased	77,054	5,516
Due to brokers	318	1,055
Financial derivatives–liabilities, at fair value	2,686	1,975
U.S. Treasury securities sold short, at fair value	72,762	74,194
Dividend payable	4,947	3,652
Accrued expenses	1,114	647
Management fee payable	685	533
Interest payable	2,269	1,912
Total Liabilities	1,790,285	1,287,457
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (12,367,598 and 9,130,897 shares issued and outstanding, respectively)	124	92
Additional paid-in-capital	226,136	180,996
Accumulated deficit	(44,355)	(39,411)
Total Shareholders' Equity	181,905	141,677
Total Liabilities and Shareholders' Equity	$1,972,190	$1,429,134

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended June 30, 2017	Three Month Period Ended June 30, 2016	Six Month Period Ended June 30, 2017	Six Month Period Ended June 30, 2016
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$10,883	$7,538	$23,211	$17,188
Interest expense	(4,020)	(2,260)	(7,199)	(4,310)
Total net interest income	6,863	5,278	16,012	12,878
EXPENSES
Management fees	685	528	1,212	1,056
Professional fees	178	161	354	378
Compensation expense	216	169	375	321
Other operating expenses	358	414	768	867
Total expenses	1,437	1,272	2,709	2,622
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	(359)	2,100	(3,350)	5,111
Net realized gains (losses) on financial derivatives	(9,128)	(13,607)	(7,474)	(17,603)
Change in net unrealized gains (losses) on securities	4,136	5,879	1,789	14,512
Change in net unrealized gains (losses) on financial derivatives	1,528	5,129	(613)	(9,007)
Total other income (loss)	(3,823)	(499)	(9,648)	(6,987)
NET INCOME	$1,603	$3,507	$3,655	$3,269
NET INCOME PER COMMON SHARE:
Basic and Diluted	$0.15	$0.38	$0.37	$0.36
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$0.40	$0.40	$0.80	$0.85

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2015	9,135,103	92	—	—	181,027	(36,264)	144,855
Share based compensation					80		80
Repurchase of common shares	(17,920)	—	—	—	(196)		(196)
Dividends declared						(7,750)	(7,750)
Net loss						3,269	3,269
BALANCE, June 30, 2016	9,117,183	$92	—	$—	$180,911	$(40,745)	$140,258

BALANCE, December 31, 2016	9,130,897	92	—	—	180,996	(39,411)	141,677
Shares issued(1)	3,236,738	32	—	—	45,186		45,218
Offering costs					(141)		(141)
Forfeiture of common shares to satisfy tax withholding obligations	(37)	—			—		—
Share based compensation					95		95
Dividends declared						(8,599)	(8,599)
Net income						3,655	3,655
BALANCE, June 30, 2017	12,367,598	$124	—	$—	$226,136	$(44,355)	$181,905

(1)	For the six month period ended June 30, 2017 proceeds from the issuance of shares is net of an underwriters' discount of $1.9 million.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

See Notes to Consolidated Financial Statements

	Six Month Period Ended June 30,
	2017	2016
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$3,655	$3,269
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	3,350	(5,111)
Change in net unrealized (gains) losses on securities	(1,789)	(14,512)
Net realized (gains) losses on financial derivatives	7,474	17,603
Change in net unrealized (gains) losses on financial derivatives	613	9,007
Amortization of premiums and accretion of discounts (net)	4,142	7,478
Share based compensation	95	80
(Increase) decrease in assets:
Due from brokers	14,594	(1,083)
Interest receivable	(1,333)	(102)
Other assets	(240)	(165)
Increase (decrease) in liabilities:
Due to brokers	(737)	5,438
Accrued expenses	253	82
Interest payable	357	(51)
Management fees payable	152	(17)
Net cash provided by (used in) operating activities	30,586	21,916
Cash flows provided by (used in) investing activities:
Purchases of securities	(1,536,238)	(1,300,435)
Proceeds from sale of securities	981,059	1,256,755
Principal repayments of mortgage-backed securities	73,221	64,144
Proceeds from investments sold short	423,237	282,383
Repurchase of investments sold short	(426,058)	(295,665)
Proceeds from disposition of financial derivatives	5,674	3,553
Purchase of financial derivatives	(13,149)	(21,245)
Payments made on reverse repurchase agreements	(8,872,124)	(9,329,586)
Proceeds from reverse repurchase agreements	8,873,666	9,339,356
Net cash provided by (used in) investing activities	(490,712)	(740)

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six Month Period Ended June 30,
	2017	2016
Cash flows provided by (used in) financing activities:
Net proceeds from the issuance of common shares	45,218	—
Offering costs paid	(108)	—
Repurchase of common shares	—	(196)
Dividends paid	(7,305)	(8,214)
Borrowings under repurchase agreements	1,651,747	1,178,834
Repayments of repurchase agreements	(1,221,270)	(1,195,566)
Cash provided by (used in) financing activities	468,282	(25,142)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,156	(3,966)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,504	40,166
CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,660	$36,200
Supplemental disclosure of cash flow information:
Interest paid	$6,842	$4,362
Dividends payable	$4,947	$3,647

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

•
Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that the Company generally includes in this category are Agency RMBS, U.S. Treasury securities, certain non-Agency RMBS, and actively traded derivatives such as TBAs, interest rate swaps, and swaptions, and;

•
Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. Currently, this category includes certain RMBS, such as certain non-Agency RMBS and certain Agency IOs, where there is less price transparency.

For certain financial instruments, the various inputs that management uses to measure fair value for such financial instrument may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for such financial instrument is based on the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the various inputs that management uses to measure fair value with the highest priority to inputs that are observable and reflect quoted prices (unadjusted) for identical assets or liabilities in active markets (Level 1) and the lowest priority to inputs that are unobservable and significant to the fair value measurement (Level 3). The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. The Company may use valuation techniques consistent with the market and income approaches to measure the fair value of its assets and liabilities. The market approach uses third-party valuations and information obtained from market transactions involving identical or similar assets or liabilities. The income approach uses projections of the future economic benefits of an instrument to determine its fair value, such as in the discounted cash flow methodology. The inputs or methodology used for valuing financial instruments are not necessarily an indication of the risk associated with investing in these financial instruments. The leveling of each financial instrument is reassessed at the end of each period. Transfers between levels of the fair value hierarchy are assumed to occur at the end of the reporting period.
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
Valuations for fixed-rate RMBS pass-throughs issued by a U.S government agency or government-sponsored enterprise, or "GSE," are typically based on observable pay-up data (pay-ups are price premiums for specified categories of fixed-rate pools relative to their TBA counterparts) or models that use observable market data, such as interest rates and historical prepayment speeds, and are validated against third-party valuations. With respect to the Company's other RMBS investments and TBAs, management seeks to obtain at least one third-party valuation, and often obtains multiple valuations when available. Management has been able to obtain third-party valuations on the vast majority of these instruments and expects to continue to solicit third-party valuations in the future. Management generally values each financial instrument at the average of third-party valuations received and not rejected as described below. Third-party valuations are not binding, and while management generally does not adjust the valuations it receives, management may challenge or reject a valuation when, based on its validation criteria, management determines that such valuation is unreasonable or erroneous. Furthermore, based on its validation criteria, management may determine that the average of the third-party valuations received for a given instrument does not result in what management believes to be the fair value of such instrument, and in such circumstances management may override this average with its own good faith valuation. The validation criteria may take into account output from management's own models, recent trading activity in the same or similar instruments, and valuations received from third parties. The use of proprietary models requires the use of a significant amount of judgment and the application of various assumptions including, but not limited to, assumptions concerning future prepayment rates and default rates.
Given their relatively high level of price transparency, Agency RMBS pass-throughs and TBAs are typically designated as Level 2 assets. Non-Agency RMBS and Agency interest only and inverse interest only RMBS are generally classified as either

Level 2 or Level 3 based on the analysis of available market data and/or third-party valuations. Furthermore, the methodology used by the third-party valuation providers is reviewed at least annually by management, so as to ascertain whether such providers are utilizing observable market data to determine the valuations that they provide.
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
(D) Interest Income: Coupon interest income on investment securities is accrued based on the outstanding principal balance or notional amount and the current coupon rate on each security. The Company amortizes purchase premiums and accretes purchase discounts on its fixed-income securities. For RMBS that are deemed to be of high credit quality at the time of purchase, premiums and discounts are generally amortized/accreted into interest income over the life of such securities using the effective interest method. An effective yield retroactive to the time of purchase is periodically recomputed based on actual prepayments and changes in projected prepayment activity, and a catch-up adjustment, or "Catch-up Premium Amortization Adjustment," is made to amortization to reflect the cumulative impact of the change in effective yield. For RMBS that are deemed not to be of high credit quality at the time of purchase, interest income is recognized based on the effective interest method. For purposes of determining the effective interest rate, management estimates the future expected cash flows of its investment holdings based on assumptions including, but not limited to, assumptions for future prepayment rates, default rates, and loss severities (each of which may in turn incorporate various macro-economic assumptions, such as future housing prices). These assumptions are re-evaluated not less than quarterly. Principal write-offs are generally treated as realized losses. Changes in projected cash flows, as applied to the current amortized cost of the security, may result in a prospective change in the yield/interest income recognized on such securities.
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
Swaps: The Company enters into interest rate swaps. Interest rate swaps are contractual agreements whereby one party pays a floating interest rate on a notional principal amount and receives a fixed-rate payment on the same notional principal, or vice versa, for a fixed period of time. The Company enters into interest rate swap contracts primarily to mitigate interest rate risk. The Company is subject to interest rate risk exposure in the normal course of pursuing its investment objectives.
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
(K) Offering Costs/Deferred Offering Costs/Underwriters' Discounts: Offering costs, underwriters' discounts and commissions and fees, are charged against shareholders' equity within Additional paid-in-capital. Offering costs typically include legal, accounting, printing, and other fees associated with the cost of raising equity capital.
(L) Share Based Compensation: The Company applies the provisions of ASC 718, Compensation—Stock Compensation ("ASC 718"), with regard to its equity incentive plans. ASC 718 covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured based on the fair value, at the grant date, of the equity or liability instruments issued and is amortized over the vesting period. Restricted shares issued to the Company's independent directors and partially dedicated personnel are participating securities and receive dividends prior to vesting. Fair value for such awards is based on the closing stock price on the New York Stock Exchange at the grant date. The vesting period for restricted share awards is typically one to two years. Shares issued to the Company's independent directors and partially dedicated personnel are subject to tax withholding upon vesting. The Company's independent directors and partially dedicated personnel are permitted to forfeit a portion of their vested shares to pay such withholding tax. Forfeited shares decrease the total number of shares issued and outstanding and are immediately retired upon settlement.
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

3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at June 30, 2017 and December 31, 2016, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or GSE. The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.
By RMBS Type
June 30, 2017:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Agency RMBS:
15-year fixed-rate mortgages	$174,413	$8,057	$182,470	$262	$(800)	$181,932	3.39%	2.31%	4.85
20-year fixed-rate mortgages	9,721	740	10,461	20	(122)	10,359	4.00%	2.58%	6.11
30-year fixed-rate mortgages	1,272,409	76,305	1,348,714	3,447	(9,782)	1,342,379	3.94%	3.06%	8.38
Adjustable rate mortgages	27,375	1,656	29,031	31	(471)	28,591	3.81%	2.60%	4.62
Reverse mortgages	53,330	5,237	58,567	251	(562)	58,256	4.49%	2.89%	6.20
Interest only securities	n/a	n/a	11,395	684	(1,197)	10,882	4.00%	8.77%	3.08
Total Agency RMBS	1,537,248	91,995	1,640,638	4,695	(12,934)	1,632,399	3.90%	3.00%	7.54
Non-Agency RMBS	24,977	(6,855)	18,122	2,774	(266)	20,630	3.07%	7.68%	6.42
Total RMBS	$1,562,225	$85,140	$1,658,760	$7,469	$(13,200)	$1,653,029	3.89%	3.05%	7.52

(1)
Average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

December 31, 2016:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Agency RMBS:
15-year fixed-rate mortgages	$141,829	$7,044	$148,873	$405	$(915)	$148,363	3.41%	2.19%	4.75
20-year fixed-rate mortgages	10,488	787	11,275	25	(115)	11,185	4.00%	2.51%	6.33
30-year fixed-rate mortgages	888,976	59,181	948,157	3,158	(10,858)	940,457	3.99%	2.81%	8.34
Adjustable rate mortgages	31,656	1,570	33,226	121	(209)	33,138	3.84%	2.37%	4.63
Reverse mortgages	57,411	5,703	63,114	100	(1,156)	62,058	4.51%	2.61%	6.07
Interest only securities	n/a	n/a	11,841	1,465	(959)	12,347	3.97%	2.75%	3.11
Total Agency RMBS	1,130,360	74,285	1,216,486	5,274	(14,212)	1,207,548	3.94%	2.71%	7.24
Non-Agency RMBS	27,794	(9,526)	18,268	1,550	(372)	19,446	2.93%	7.82%	7.01
Total RMBS	$1,158,154	$64,759	$1,234,754	$6,824	$(14,584)	$1,226,994	3.92%	2.78%	7.24

(1)
Average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

By Estimated Weighted Average Life
As of June 30, 2017:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$5,433	$5,409	3.48%	$2,558	$3,379	3.43%	$—	$—	—%
Greater than three years and less than seven years	404,894	406,192	3.91%	8,324	8,016	4.46%	12,691	12,212	3.99%
Greater than seven years and less than eleven years	1,195,992	1,202,314	3.89%	—	—	—%	7,939	5,910	1.72%
Greater than eleven years	15,198	15,328	4.11%	—	—	—%	—	—	—%
Total	$1,621,517	$1,629,243	3.90%	$10,882	$11,395	4.00%	$20,630	$18,122	3.07%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.
As of December 31, 2016:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$15,009	$14,956	4.43%	$3,748	$4,289	3.56%	$—	$—	—%
Greater than three years and less than seven years	286,517	286,984	3.87%	8,599	7,552	4.39%	11,316	11,314	3.90%
Greater than seven years and less than eleven years	890,277	899,220	3.96%	—	—	—%	8,130	6,954	1.95%
Greater than eleven years	3,398	3,485	4.00%	—	—	—%	—	—	—%
Total	$1,195,201	$1,204,645	3.94%	$12,347	$11,841	3.97%	$19,446	$18,268	2.93%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.
The following table reflects the components of interest income on the Company's RMBS for the three and six month periods ended June 30, 2017 and 2016:

	Three Month Period Ended June 30, 2017			Six Month Period Ended June 30, 2017
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$13,914	$(3,581)	$10,333	$26,492	$(4,336)	$22,156
Non-Agency RMBS	155	171	326	408	272	680
Total	$14,069	$(3,410)	$10,659	$26,900	$(4,064)	$22,836

	Three Month Period Ended June 30, 2016			Six Month Period Ended June 30, 2016
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$12,692	$(5,898)	$6,794	$23,836	$(8,092)	$15,744
Non-Agency RMBS	375	275	650	651	618	1,269
Total	$13,067	$(5,623)	$7,444	$24,487	$(7,474)	$17,013
For the three month periods ended June 30, 2017 and 2016 the Catch-up Premium Amortization Adjustment made to net amortization was $(0.3) million and $(1.5) million, respectively. For the six month periods ended June 30, 2017 and 2016 the Catch-up Premium Amortization Adjustment made to net amortization was $2.3 million and $(1.2) million, respectively.

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
June 30, 2017:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$181,932	$—	$181,932
20-year fixed-rate mortgages	—	10,359	—	10,359
30-year fixed-rate mortgages	—	1,342,379	—	1,342,379
Adjustable rate mortgages	—	28,591	—	28,591
Reverse mortgages	—	58,256	—	58,256
Interest only securities	—	8,357	2,525	10,882
Non-Agency RMBS	—	14,180	6,450	20,630
Mortgage-backed securities, at fair value	—	1,644,054	8,975	1,653,029
Financial derivatives–assets, at fair value:
TBAs	—	1,936	—	1,936
Interest rate swaps	—	4,004	—	4,004
Futures	166	—	—	166
Total financial derivatives–assets, at fair value	166	5,940	—	6,106
Total mortgage-backed securities and financial derivatives–assets, at fair value	$166	$1,649,994	$8,975	$1,659,135
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(72,762)	$—	$(72,762)
Financial derivatives–liabilities, at fair value:
TBAs	—	(329)	—	(329)
Interest rate swaps	—	(2,357)	—	(2,357)
Total financial derivatives–liabilities, at fair value	—	(2,686)	—	(2,686)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$—	$(75,448)	$—	$(75,448)

December 31, 2016:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$148,363	$—	$148,363
20-year fixed-rate mortgages	—	11,185	—	11,185
30-year fixed-rate mortgages	—	940,457	—	940,457
Adjustable rate mortgages	—	33,138	—	33,138
Reverse mortgages	—	62,058	—	62,058
Interest only securities	—	—	12,347	12,347
Non-Agency RMBS	—	12,948	6,498	19,446
Mortgage-backed securities, at fair value	—	1,208,149	18,845	1,226,994
Financial derivatives–assets, at fair value:
TBAs	—	1,045	—	1,045
Interest rate swaps	—	4,891	—	4,891
Futures	72	—	—	72
Total financial derivatives–assets, at fair value	72	5,936	—	6,008
Total mortgage-backed securities and financial derivatives–assets, at fair value	$72	$1,214,085	$18,845	$1,233,002
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(74,194)	$—	$(74,194)
Financial derivatives–liabilities, at fair value:
TBAs	—	(554)	—	(554)
Interest rate swaps	—	(1,421)	—	(1,421)
Total financial derivatives–liabilities, at fair value	—	(1,975)	—	(1,975)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$—	$(76,169)	$—	$(76,169)
The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value:
Three month period ended June 30, 2017:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of March 31, 2017	$2,502	$12,542
Purchases	—	—
Proceeds from sales	(16)	—
Principal repayments	(215)	—
(Amortization)/accretion, net	84	(824)
Net realized gains (losses)	16	(37)
Change in net unrealized gains (losses)	475	(799)
Transfers:
Transfers into level 3	5,567	—
Transfers out of level 3	(1,963)	(8,357)
Ending balance as of June 30, 2017	$6,450	$2,525
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at June 30, 2017, as well as Level 3 financial instruments disposed of by the Company during the three month period ended June 30, 2017. For Level 3 financial instruments held by the Company as of June 30, 2017, change in net unrealized gains (losses) of $0.6 million and $(0.2) million, for the three month period ended June 30, 2017 relate to non-Agency RMBS and Agency RMBS, respectively.
As of June 30, 2017, the Company modified its procedures to determine the level within the hierarchy for certain financial instruments. Under the revised procedure, the Company examines financial instruments individually rather than in cohorts of like instruments as it had previously. As of June 30, 2017, the Company transferred $10.3 million of RMBS from Level 3 to Level 2 and $5.6 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period.
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
As of June 30, 2016, the Company transferred $3.1 million of RMBS from Level 2 to Level 3. Since March 31, 2016, these securities exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads and/or higher delinquencies relative to similar securities and a reduction in observable transactions or executable quotes involving these and similar securities.
Six month period ended June 30, 2017:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2016	$6,498	$12,347
Purchases	—	—
Proceeds from sales	(2,866)	—
Principal repayments	(424)	—
(Amortization)/accretion, net	136	(1,585)
Net realized gains (losses)	179	(73)
Change in net unrealized gains (losses)	928	(990)
Transfers:
Transfers into level 3	1,999	—
Transfers out of level 3	—	(7,174)
Ending balance as of June 30, 2017	$6,450	$2,525
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at June 30, 2017, as well as Level 3 financial instruments disposed of by the Company during the six month period ended June 30, 2017. For Level 3 financial instruments held by the Company as of June 30, 2017, change in net unrealized gains (losses) of $1.1 million and $(0.2) million, for the six month period ended June 30, 2017 relate to non-Agency RMBS and Agency RMBS, respectively.
As of June 30, 2017, the Company modified its procedures to determine the level within the hierarchy for certain financial instruments. Under the revised procedure, the Company examines financial instruments individually rather than in cohorts of like instruments as it had previously. As of June 30, 2017, the Company transferred $7.2 million of RMBS from Level 3 to Level 2 and $2.0 million of RMBS from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of June 30, 2016, as well as Level 3 financial instruments disposed of by the Company during the three month period ended June 30, 2016. For Level 3 financial instruments held by the Company as of June 30, 2016, change in net unrealized gains (losses) of $0.3 million and $(1.4) million, for the six month period ended June 30, 2016 relate to non-Agency RMBS and Agency RMBS, respectively.
During the six month period ended June 30, 2016, the Company transferred $1.9 million of RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and/or similar assets. This increase in observed trading activity led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view.
At June 30, 2016, the Company transferred $3.1 million of RMBS from Level 2 to Level 3. Since December 31, 2015, these securities exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads and/or higher delinquencies relative to similar securities and a reduction in observable transactions or executable quotes involving these and similar securities.
There were no transfers of financial instruments between Levels 1 and 2 of the fair value hierarchy during the three or six month periods ended June 30, 2017 or 2016.

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of June 30, 2017 and December 31, 2016:
June 30, 2017:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$3,568	Market quotes	Non-Binding Third-Party Valuation	$74.28	$80.59	$77.43
Non-Agency RMBS	2,882	Discounted Cash Flows	Yield	5.4%	14.5%	8.5%
			Projected Collateral Prepayments	41.0%	48.2%	44.1%
			Projected Collateral Losses	1.1%	7.0%	4.1%
			Projected Collateral Recoveries	4.3%	11.6%	9.4%
			Projected Collateral Scheduled Amortization	33.2%	47.0%	42.4%
						100.0%
Agency RMBS–Interest Only Securities	559	Market quotes	Non-Binding Third-Party Valuation	$13.53	$13.53	$13.53
Agency RMBS–Interest Only Securities	1,966	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	87	1,287	805
			Projected Collateral Prepayments	51.9%	87.1%	70.7%
			Projected Collateral Scheduled Amortization	12.9%	48.1%	29.3%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.
December 31, 2016:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$652	Discounted Cash Flows	Yield	30.6%	30.6%	30.6%
			Projected Collateral Prepayments	49.0%	49.0%	49.0%
			Projected Collateral Losses	1.0%	1.0%	1.0%
			Projected Collateral Recoveries	3.3%	3.3%	3.3%
			Projected Collateral Scheduled Amortization	46.7%	46.7%	46.7%
						100.0%
Non-Agency RMBS	5,846	Market quotes	Non-Binding Third-Party Valuation	$46.40	$63.29	$56.49
Agency RMBS–Interest Only Securities	8,784	Market quotes	Non-Binding Third-Party Valuation	$3.94	$21.56	$13.96
Agency RMBS–Interest Only Securities	3,563	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	103	1,147	468
			Projected Collateral Prepayments	51.1%	85.4%	70.9%
			Projected Collateral Scheduled Amortization	14.6%	48.9%	29.1%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.
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
The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$41,660	$41,660	$33,504	$33,504
Due from brokers	34,924	34,924	49,518	49,518
Reverse repurchase agreements	73,470	73,470	75,012	75,012
Liabilities:
Repurchase agreements	1,628,450	1,628,450	1,197,973	1,197,973
Due to brokers	318	318	1,055	1,055
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

The following table details the fair value of the Company's holdings of financial derivatives as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$—	$96
TBA securities sale contracts	1,936	949
Fixed payer interest rate swaps	3,294	4,198
Fixed receiver interest rate swaps	710	693
Futures	166	72
Total financial derivatives–assets, at fair value	6,106	6,008
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(328)	—
TBA securities sale contracts	(1)	(554)
Fixed payer interest rate swaps	(2,357)	(1,421)
Total financial derivatives–liabilities, at fair value	(2,686)	(1,975)
Total	$3,420	$4,033
Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of June 30, 2017 and December 31, 2016:
June 30, 2017:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2017	$54,750	$(171)	1.28%	1.14%	0.16
2018	65,990	192	0.97	1.16	0.93
2019	19,540	73	1.41	1.27	2.01
2020	119,900	465	1.56	1.18	2.85
2021	131,400	(354)	1.88	1.18	3.91
2022	63,044	(113)	1.95	1.17	4.93
2023	54,200	251	1.93	1.17	5.97
2024	8,900	41	1.99	1.15	6.76
2025	15,322	30	2.04	1.06	7.63
2026	40,885	1,943	1.63	1.19	9.21
2027	58,066	(228)	2.29	1.18	9.86
2043	12,380	(1,192)	2.99	1.12	25.89
Total	$644,377	$937	1.72%	1.17%	4.73

December 31, 2016:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2017	$74,750	$(258)	1.21%	0.92%	0.59
2018	65,990	193	0.97	0.89	1.43
2019	4,200	57	0.96	0.88	2.60
2020	79,500	554	1.48	0.89	3.32
2021	19,300	99	1.83	0.93	4.92
2022	13,044	172	1.75	0.89	5.68
2023	54,200	514	1.93	0.89	6.47
2024	8,900	87	1.99	0.85	7.26
2025	15,322	123	2.04	0.89	8.13
2026	46,435	2,306	1.72	0.91	9.74
2043	12,380	(1,070)	2.99	0.89	26.38
Total	$394,021	$2,777	1.53%	0.90%	4.82
The following tables provide information about the Company's fixed receiver interest rate swaps as of June 30, 2017 and December 31, 2016.
June 30, 2017:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$9,700	$710	1.16%	3.00%	8.05
Total	$9,700	$710	1.16%	3.00%	8.05
December 31, 2016:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$9,700	$693	0.88%	3.00%	8.54
Total	$9,700	$693	0.88%	3.00%	8.54
Futures
The following table provides information about the Company's short positions in futures as of June 30, 2017 and December 31, 2016.
June 30, 2017:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
U.S. Treasury Futures	$(25,800)	$165	2.73
Eurodollar Futures	(3,000)	1	2.67

December 31, 2016:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
U.S. Treasury Futures	$(26,700)	$71	2.70
Eurodollar Futures	(9,000)	1	5.59
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
As of June 30, 2017 and December 31, 2016, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	June 30, 2017				December 31, 2016
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$—	$—	$—	$—	$49,138	$49,774	$49,870	$96
Liabilities	126,309	132,095	131,767	(328)	—	—	—	—
	126,309	132,095	131,767	(328)	49,138	49,774	49,870	96
Sale contracts:
Assets	(672,314)	(703,405)	(701,469)	1,936	(281,655)	(298,807)	(297,858)	949
Liabilities	(2,100)	(2,231)	(2,232)	(1)	(183,381)	(189,694)	(190,248)	(554)
	(674,414)	(705,636)	(703,701)	1,935	(465,036)	(488,501)	(488,106)	395
Total TBA securities, net	$(548,105)	$(573,541)	$(571,934)	$1,607	$(415,898)	$(438,727)	$(438,236)	$491

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in Financial derivatives-assets at fair value and Financial derivatives-liabilities at fair value on the Consolidated Balance Sheet.

The tables below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the six month period ended June 30, 2017 and the year ended December 31, 2016:

Derivative Type	Six Month Period Ended June 30, 2017	Year Ended December 31, 2016
	(In thousands)
Interest rate swaps	$473,873	$451,847
TBAs	647,889	488,075
Futures	32,914	22,085

Gains and losses on the Company's financial derivatives for the three and six month periods ended June 30, 2017 and 2016 are summarized in the tables below:

	Three Month Period Ended June 30, 2017
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(936)	$34	$(902)	$317	$(2,435)	$(2,118)
TBAs		(7,718)	(7,718)		3,458	3,458
Futures		(508)	(508)		188	188
Total	$(936)	$(8,192)	$(9,128)	$317	$1,211	$1,528

	Three Month Period Ended June 30, 2016
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(2,508)	$(7,725)	$(10,233)	$1,448	$3,850	$5,298
TBAs		(3,375)	(3,375)		(162)	(162)
Futures		1	1		(7)	(7)
Total	$(2,508)	$(11,099)	$(13,607)	$1,448	$3,681	$5,129

	Six Month Period Ended June 30, 2017
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(951)	$5	$(946)	$(144)	$(1,679)	$(1,823)
TBAs		(5,887)	(5,887)		1,116	1,116
Futures		(641)	(641)		94	94
Total	$(951)	$(6,523)	$(7,474)	$(144)	$(469)	$(613)

	Six Month Period Ended June 30, 2016
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(3,180)	$(8,951)	$(12,131)	$722	$(8,693)	$(7,971)
TBAs		(5,474)	(5,474)		(1,006)	(1,006)
Futures		$2	$2		$(30)	$(30)
Total	$(3,180)	$(14,423)	$(17,603)	$722	$(9,729)	$(9,007)

As of June 30, 2017, the Company also held short positions in U.S. Treasury securities, with a principal amount of $74.8 million and a fair value of $72.8 million. As of December 31, 2016, the Company also held short positions in U.S. Treasury securities, with a principal amount of $78.6 million and a fair value of $74.2 million. Such securities are included on the Company's Consolidated Balance Sheet under the caption U.S. Treasury securities sold short, at fair value.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of each of June 30, 2017 and December 31, 2016, the Company had outstanding borrowings under repurchase agreements with thirteen counterparties.
The following table details the Company's outstanding borrowings under repurchase agreements as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$688,807	1.21%	15	$545,817	0.80%	19
31-60 days	707,251	1.22	47	304,398	0.91	45
61-90 days	205,465	1.33	77	299,081	0.98	74
91-120 days	16,927	1.17	105	1,050	0.88	109
121-150 days	—	—	—	12,428	0.97	135
151-180 days	10,000	1.45	171	35,199	1.05	164
Total	$1,628,450	1.23%	39	$1,197,973	0.88%	45
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of June 30, 2017 and December 31, 2016, the fair value of RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.7 billion and $1.2 billion, respectively. Collateral transferred under outstanding borrowings as of June 30, 2017 includes RMBS in the amount of $136.2 million that were sold prior to period end but for which such sale had not yet settled. Collateral transferred under outstanding borrowings as of December 31, 2016 includes RMBS in the amount of $33.5 million that were sold prior to year end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $13.5 million and additional securities with a fair value of $0.1 million as of June 30, 2017 as a result of margin calls from various counterparties. The Company posted net cash collateral of $42.2 million and additional securities with a fair value of $0.5 million as of December 31, 2016 as a result of margin calls from various counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table reflects counterparties for which the amounts at risk relating to our repurchase agreements was greater than 10% of shareholders' equity as of June 30, 2017 and December 31, 2016.
June 30, 2017:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
J.P. Morgan Securities Inc.	$19,365	38	10.6%

(1)	Amounts at risk exclude, in aggregate, $0.9 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
December 31, 2016:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
J.P. Morgan Securities Inc.	$15,077	58	10.6%

(1)	Amounts at risk exclude, in aggregate, $0.6 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
The following tables present information about certain assets and liabilities representing financial instruments as of June 30, 2017 and December 31, 2016. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
June 30, 2017:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$6,106	$(1,952)	$—	$—	$4,154
Reverse repurchase agreements	73,470	(73,470)	—	—	—
Liabilities:
Financial derivatives–liabilities	(2,686)	1,952	—	635	(99)
Repurchase agreements	(1,628,450)	73,470	1,541,486	13,494	—

(1)	In the Company's Consolidated Balance Sheet, all balances associated with the repurchase agreements and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of June 30, 2017 were $1.70 billion. As of June 30, 2017 total cash collateral on financial derivative assets and liabilities excludes $19.7 million and $0.4 million, respectively of net excess cash collateral.

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

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of June 30, 2017 and 2016, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three and six month periods ended June 30, 2017 and 2016:

(In thousands except for share amounts)	Three Month Period Ended June 30, 2017	Three Month Period Ended June 30, 2016	Six Month Period Ended June 30, 2017	Six Month Period Ended June 30, 2016
Numerator:
Net income	$1,603	$3,507	$3,655	$3,269
Denominator:
Basic and diluted weighted average shares outstanding	10,741,074	9,117,183	9,940,433	9,119,190
Basic and Diluted Earnings Per Share	$0.15	$0.38	$0.37	$0.36

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
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For the three month periods ended June 30, 2017 and 2016, the total management fee incurred was $0.7 million and $0.5 million, respectively. For the six month periods ended June 30, 2017 and 2016, the total management fee incurred was $1.2 million and $1.1 million.
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
For the six month periods ended June 30, 2017 and 2016 the Company reimbursed the Manager $1.0 million and $1.2 million, respectively, for previously incurred operating and compensation expenses.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of June 30, 2017 and December 31, 2016, there were 12,367,598 and 9,130,897 common shares outstanding, respectively. No preferred shares have been issued.
During each of the three month periods ended June 30, 2017 and 2016, the Board of Directors authorized dividends totaling $0.40 per share. Total dividends declared during the three month periods ended June 30, 2017 and 2016 were $4.9 million and $3.6 million, respectively. During the six month periods ended June 30, 2017 and 2016, the Board of Directors authorized dividends totaling $0.80 per share and $0.85 per share, respectively. Total dividends declared during the six month periods ended June 30, 2017 and 2016 were $8.6 million, and $7.8 million, respectively.
On May 15, 2017 the Company completed a follow-on offering of 3,000,000 of its common shares. The offering generated net proceeds, after underwriters' discounts and offering costs, in the amount of $41.8 million. On June 7, 2017 the Company issued an additional 230,000 common shares in connection with the partial exercise of the underwriters' option to purchase up to 15% of the common shares that the Company issued in the initial offering, which closed on May 15, 2017. The exercise of the underwriters' option resulted in net proceeds to the Company of an additional $3.2 million, after underwriters' discount and offering costs.
On June 26, 2017 the Company entered into equity distribution agreements with third party sales agents under which the Company is authorized to offer and sell common shares from time to time with a maximum aggregate gross offering price of up to $100.0 million. During the three and six month periods ended June 30, 2017 the Company issued 6,738 common shares under the agreements, generating net proceeds, after third party agent commissions and fees, of $0.1 million.
Detailed below is a roll forward of the Company's common shares outstanding for the three and six month periods ended June 30, 2017 and 2016:

	Three Month Period Ended June 30, 2017	Three Month Period Ended June 30, 2016	Six Month Period Ended June 30, 2017	Six Month Period Ended June 30, 2016
Common Shares Outstanding (3/31/2017, 3/31/2016, 12/31/2016, and 12/31/2015, respectively)	9,130,897	9,117,183	9,130,897	9,135,103
Share Activity:
Shares issued	3,236,738	—	3,236,738	—
Shares repurchased	—	—	—	(17,920)
Forfeiture of common shares to satisfy tax withholding obligations	(37)	—	(37)	—
Common Shares Outstanding (6/30/2017, 6/30/2016, 6/30/2017, and 6/30/2016, respectively)	12,367,598	9,117,183	12,367,598	9,117,183
Unvested restricted shares outstanding (6/30/2017, 6/30/2016, 6/30/2017, and 6/30/2016, respectively)	16,395	15,390	16,395	15,390

The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at June 30, 2017:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	9,856	September 13, 2016	September 12, 2017
Partially dedicated employees:
	2,302	December 13, 2016	December 13, 2017
	1,556	December 13, 2016	December 13, 2018
	2,359	December 15, 2015	December 15, 2017
	322	December 15, 2015	December 31, 2017

(1)	Date at which such restricted shares will vest and become non-forfeitable.
As of June 30, 2017, there were 326,103 shares available for future issuance under the Company's 2013 Equity Incentive Plan.
On August 13, 2013, the Company's Board of Trustees approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and the Company's financial performance, among other considerations. During the three and six month periods ended June 30, 2017, the Company did not purchase any of its common shares. From inception of the share repurchase program through June 30, 2017, the Company has purchased 47,481 of its common shares at an aggregate cost of $0.6 million, and an average price per share of $12.03.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of June 30, 2017 and December 31, 2016 and management is not aware of any significant contingencies at June 30, 2017.

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
We were formed through an initial strategic venture among affiliates of Ellington, an investment management firm and registered investment adviser with a 22-year history of investing in a broad spectrum of MBS and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." As of June 30, 2017, the Blackstone Funds owned approximately 22% of our outstanding common shares. We are externally managed and advised by our Manager, an affiliate of Ellington.
During the three month period ended June 30 2017, we completed a follow-on common share offering whereby we sold 3,230,000 shares for net proceeds of $45.0 million, after offering costs and underwriters' discounts. We fully deployed the net proceeds from the offering during the second quarter in our targeted assets.

We use leverage in our Agency RMBS strategy and, while we have not done so meaningfully to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of June 30, 2017, we had outstanding borrowings under repurchase agreements in the amount of $1.6 billion with thirteen counterparties.
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
As of June 30, 2017, our book value per share was $14.71 as compared to $15.35 as of March 31, 2017 and $15.52 as of December 31, 2016.
Trends and Recent Market Developments
Key trends and recent market developments for the MBS market include the following:

•
U.S. Federal Reserve and U.S. Monetary Policy—In June 2017, the U.S. Federal Reserve, or "Federal Reserve," raised its target range for the federal funds rate by 0.25% and provided a balance sheet normalization plan. In July 2017, the Federal Reserve indicated that it may begin to taper its bond holdings relatively soon, provided that the economy continues to improve;

•
Housing and Mortgage Market Statistics—Data released by S&P Dow Jones Indices for its S&P CoreLogic Case-Shiller Indices for May showed a continuation of mid-single-digit home price appreciation nationally; meanwhile, mortgage rates declined over the course of the second quarter, with the Freddie Mac survey 30-year mortgage rate falling 26 basis points to end the quarter at 3.88%;

•	Prepayment Rate Trends—Prepayment rates increased slightly in the second quarter, largely driven by seasonal factors and lower mortgage rates;

•
Portfolio Overview and Outlook—During the second quarter, Agency RMBS remained one of the few fixed-income asset classes trading at the wider end of their trailing two-year range, with their option-adjusted spreads relatively unchanged quarter over quarter. Non-Agency RMBS yield spreads continued to grind tighter, as did those for many other credit products such as CMBS. As of June 30, 2017, the value of our long Agency bond portfolio was $1.632 billion, as compared to $1.214 billion as of March 31, 2017 and as of June 30, 2017, the value of our investment in non-Agency RMBS was $20.6 million as compared to $16.0 million as of March 31, 2017.

Federal Reserve and U.S. Monetary Policy
On June 14, 2017, the Federal Open Market Committee, or "FOMC," announced that it would raise the target range for the federal funds rate by 0.25%, to 1.00%–1.25%. This was a third consecutive quarterly increase in the target range for the federal funds rate. The FOMC also released its Policy Normalization Principles and Plans, which describes a plan to reduce the Federal Reserve's U.S. Treasury and Agency securities holdings gradually by decreasing reinvestment of the principal payments received from securities held in the System Open Market Account. Specifically, such payments will be reinvested only to the extent that they exceed gradually rising caps. For payments of principal received from holdings of Agency debt and mortgage-backed securities, the anticipated cap will be $4 billion per month initially and will increase by increments of $4 billion at three-month intervals over 12 months until the cap reaches $20 billion per month. The FOMC also anticipates that the caps (including a similar concept for U.S. Treasuries) will remain in place once they reach their respective maximums so that holdings will continue to decline in a gradual and predictable manner, until the FOMC judges that the Federal Reserve is holding no more securities than is necessary to implement monetary policy efficiently and effectively.
On July 26, 2017, the FOMC maintained the target range for the federal funds rate at 1.00%–1.25%. In its statement following the meeting, the FOMC indicated that economic activity has been rising moderately, job gains have been solid, and the unemployment rate has continued to decline. However, overall inflation has declined on a 12-month basis and is running below the committee's stated two percent longer-run objective. The FOMC reiterated that with gradual adjustments in monetary policy, it expects the expansion of economic activity to continue at a moderate pace, labor market conditions to continue to strengthen moderately, and inflation to stabilize around two percent over the medium term. The FOMC also expects economic conditions to evolve in such a way that only gradual increases in the federal funds rate would be warranted, and that the federal funds rate is likely to remain, for some time, below expected longer-run levels. While the FOMC maintained its existing policy of reinvesting principal payments from its holdings of Agency debt and Agency mortgage-backed securities it stated that it expects to begin implementing its balance sheet normalization program relatively soon, provided that the economy performs as anticipated.

Housing and Labor Market Statistics
Data released by S&P Dow Jones Indices for its S&P CoreLogic Case-Shiller Indices for May 2017 showed that, on average, home prices posted a 5.7% year-over-year increase for its 20-City Composite and a 4.9% year-over-year increase for its 10-City Composite, after seasonal adjustments. We believe that near-term home price trends are more likely to be driven by fundamental factors such as economic growth, mortgage rates, and affordability, rather than by technical factors such as foreclosure inventory.
On July 7, 2017, the U.S. Bureau of Labor Statistics, or "BLS," reported that, in June 2017, the U.S. unemployment rate was 4.4%, down from 4.9% a year earlier. The unemployment rate of 4.4% was slightly higher than a 16-year low reached in May 2017 of 4.3%, and represents a level generally considered consistent with an economy operating at or near full employment. In light of the drop in the labor force participation rate since the financial crisis, another, perhaps more relevant, measure of labor market conditions is employment growth. The BLS also reported that non-farm payrolls rose by 222,000 in June 2017, which suggests that the labor market is returning to a more sustainable pace of growth that could support continued gains in consumer spending in the coming months. Over the past three months, job gains have averaged 194,000 per month.
Prepayment Rate Trends
As shown in the table below, prepayment rates for both low loan balance specified and non-specified pools decreased slightly from March to April, but then increased in May and June and ended the second quarter slightly higher than the end of the first quarter. The small increase can be attributed partially to lower mortgage rates as well as seasonal factors in the second quarter, which typically includes a portion of the peak home sale activity for the year.

						Prepayment Rates
Description	Vintage	Collateral	Balance	Loan-to-Value	FICO	Jun 2017	May 2017	Apr 2017	Mar 2017
			(In billions)
FNMA 30-Year 3.5%
	2014	Non-Specified	41.9	78	760	15.8	13.5	11.0	11.9
	2014	Low Loan Balance	0.5	69	756	12.6	10.2	8.3	10.9
FNMA 30-Year 4.0%
	2014	Non-Specified	45.3	80	741	19.1	17.7	15.1	17.0
	2014	Low Loan Balance	2.5	73	741	12.5	12.4	10.8	11.9
Source: J.P. Morgan
The Mortgage Bankers Association's Refinance Index, which measures refinancing application volumes on a weekly basis, increased 9.4% in the second quarter, as shown in the table below. The index has increased steadily throughout the first half of 2017 from a multi-year low reached on December 23, 2016, but at the end of the second quarter was still meaningfully lower than a multi-year high reached on July 8, 2016.

	As of
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
MBA Refinance Index	1,391.0	1,271.9	1,132.0	2,380.1	2,136.4
Source: Mortgage Bankers Association
Portfolio Overview and Outlook
General Market Overview
Volatility continued to hit new lows in the second quarter. The Merrill Lynch Option Volatility Estimate Index, or MOVE Index, sunk to a four year low, and the Chicago Board Options Exchange Volatility Index, known as the VIX, dropped to its lowest level in 23 years, while longer-term interest rates and MBS price volatility also declined. The 10-year U.S. Treasury traded in a 29 basis point band during the quarter, which was one of the tightest ranges for a quarter in the past 40 years. The 2-year U.S. Treasury yield rose 13 basis points to end the quarter at 1.38%, whereas the 10-year U.S. Treasury yield fell 9 basis points to 2.30%.

Non-Agency RMBS yield spreads continued to grind tighter, as did those for many other credit products such as CMBS, while demand remained strong for floating-rate debt instruments, including CLOs and leveraged loans. The energy-related sectors of the corporate bond market were notable exceptions to this trend, as yield spreads in these sectors widened in response to sharp declines in oil prices. Meanwhile, Agency RMBS remained one of the few fixed-income asset classes trading at the wider end of their trailing two-year range, with their option-adjusted spreads relatively unchanged quarter over quarter. We largely attribute the relative underperformance of Agency RMBS to concerns around the Federal Reserve's plan for tapering its asset purchases.
Agency
As of June 30, 2017, the value of our long Agency bond portfolio was $1.632 billion, as compared to $1.214 billion as of March 31, 2017.
Consistent with past quarters, as of June 30, 2017, our Agency RMBS portfolio consisted principally of "specified pools," particularly those with higher coupons. Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through the government-sponsored MHA refinancing programs, and mortgages with various other characteristics.
In the second quarter, Agency RMBS option-adjusted spreads were relatively unchanged from the prior quarter, and continued to trade at the wider end of their trailing two year range. It is our view that fears related to the uncertainty of the Federal Reserve's tapering of its Agency RMBS reinvestments contributed to the underperformance of the asset class during the second quarter. Despite the anticipated reduced support from the Federal Reserve, we do not expect that Agency RMBS option-adjusted spreads will widen substantially, as they did during the 2013 "Taper Tantrum," largely because the investor base for Agency RMBS has changed substantially since then. Agency RMBS ownership has largely shifted away from investors such as the GSEs, certain money managers, and mortgage REITs whose activities, including delta-hedging and utilization of high degrees of leverage, tend to amplify price swings during periods of high volatility.
While pay-ups on specified pools edged higher quarter over quarter, the increase was less than might have been expected given the drop in mortgage rates. Pay-ups are price premiums for specified pools relative to their TBA counterparts. Average pay-ups on our specified pools increased to 0.71% as of June 30, 2017, from 0.68% as of March 31, 2017. The underperformance of specified pools relative to TBAs dampened our results for the second quarter, given that TBA short positions are a major component of our interest rate hedging portfolio. We believe that this underperformance of prepayment-protected specified pools can be attributed to the drop in volatility, which has made many investors complacent that mortgage rates are unlikely to move sufficiently downward to trigger a new prepayment wave. However, both the decline in long-term interest rates and the drop in implied volatility drove mortgage rates quite a bit lower during the second quarter, and the recent flattening of the yield curve signals a higher probability of further declines in mortgage rates, so we believe that the specified pool market may be underappreciating the risk of another prepayment wave.
Our view remains favorable for specified pools despite their second quarter underperformance. While the Federal Reserve's Agency RMBS purchasing is now forecast to decline in the fourth quarter of this year, its purchases have always been in TBAs, not specified pools. The Agency pools that are delivered into TBA contracts are viewed as the most vulnerable to prepayments, but the Federal Reserve is relatively indifferent to these quality differences. As the Federal Reserve's buying subsides, we expect that the new marginal buyers of Agency RMBS will be more sensitive to these quality differences, which should be supportive of pay-ups and should therefore benefit our portfolio.
For the quarter ended June 30, 2017, we had total net realized and unrealized gains of $3.6 million, or $0.33 per share, on our aggregate Agency RMBS portfolio. Slightly higher asset valuations during the period led to the net gains. During the quarter we continued to hedge interest rate risk, primarily through the use of interest rate swaps and short positions in TBAs, and to a lesser extent, short positions in U.S. Treasury securities. For the quarter, we had total net realized and unrealized losses of $(8.1) million, or $(0.76) per share, on our interest rate hedging portfolio. In our hedging portfolio, the relative proportion (based on 10-year equivalents1) of TBA short positions decreased quarter over quarter relative to interest rate swaps. We believe that it is important to be able to hedge our Agency RMBS portfolio using a variety of instruments, including TBAs.
1"10-year equivalents" for a group of positions represent the amount of 10-year U.S. Treasury securities that would experience a similar change in market value under a standard parallel move in interest rates.
During the second quarter, we completed a follow-on equity offering, raising approximately $45 million, net of underwriters' discounts and offering costs, and in order to maintain our desired leverage ratio, we also increased our repo borrowings. We principally used the net proceeds of the offering and repo borrowings to increase our investments in fixed-rate specified pools, particularly those with higher coupons. The weighted average coupon on our fixed-rate specified pools was 3.9% as of June 30, 2017, unchanged from the prior quarter. Our Agency RMBS portfolio continues to include a small allocation to Agency IOs. Some of the IOs that we hold are backed by seasoned Ginnie Mae pools that have demonstrated some level of "burnout." Burnout often occurs after periods of high prepayments, when the mix of loans remaining in an RMBS pool becomes more concentrated in loans that tend to prepay more slowly; burnout can reflect a variety of factors, including the behavior of individual borrowers and overall trends in the mortgage banking industry. Our Agency IOs not only contribute to our portfolio in the form of their yields, but they also inherently serve as portfolio market value hedges in a rising interest rate environment.
In addition to deploying the proceeds from our follow-on equity offering, we actively traded our Agency RMBS portfolio during the quarter in order to capitalize on sector rotation opportunities. Our portfolio turnover for the quarter was 50% (as measured by sales and excluding paydowns). Our portfolio selection continues to be informed by mortgage industry trends—including significant enhancements in technology that are helping streamline the origination process—and we note that refinancing capacity remains high, with employment in the mortgage industry near a post-financial crisis high.
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
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three month periods ended June 30, 2017, March 31, 2017, December, 31, 2016, September 30, 2016, and June 30, 2016.

	Three Month Period Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Three Month Constant Prepayment Rates(1)	8.2%	12.7%	15.6%	14.1%	10.1%

(1)	Excludes Agency fixed-rate RMBS without any prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of June 30, 2017 and March 31, 2017.

		June 30, 2017			March 31, 2017
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	3.00	$47,786	$49,163	16	$40,994	$42,144	20
	3.50	116,315	121,868	19	78,797	82,633	25
	4.00	10,312	10,901	31	9,453	10,046	32
Total 15-year fixed-rate mortgages		174,413	181,932	19	129,244	134,823	24
20-year fixed-rate mortgages	4.00	9,721	10,359	24	10,045	10,678	21
30-year fixed-rate mortgages:
	2.50	1,587	1,552	8	1,597	1,548	5
	3.00	16,341	16,421	22	13,277	13,241	21
	3.50	442,995	458,090	16	278,198	286,718	19
	4.00	529,251	560,897	14	398,766	421,328	18
	4.50	238,047	256,911	20	178,097	192,282	25
	5.00	41,977	46,032	42	44,159	48,437	39
	5.50	1,367	1,515	125	1,461	1,620	122
	6.00	844	961	129	850	973	126
Total 30-year fixed-rate mortgages		1,272,409	1,342,379	17	916,405	966,147	21
Total fixed-rate Agency RMBS		$1,456,543	$1,534,670	17	$1,055,694	$1,111,648	21
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. As of June 30, 2017, our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 3.7%, as compared to 3.4%, as of March 31, 2017. Excluding TBA positions used to hedge our specified pool holdings, our Agency premium as a percentage of fair value was approximately 5.2% and 5.1% as of June 30, 2017 and March 31, 2017, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
We believe that our adaptive and active style of portfolio management is well suited to the current MBS market environment, which continues to be shaped by heightened prepayment risk, shifting central bank and government policies, regulatory changes, and developing technologies.
Non-Agency
Our non-Agency RMBS performed well in the second quarter, driven by net carry and realized and unrealized gains. As the case has been for some time, the fundamentals underlying non-Agency RMBS, led by a stable housing market, continue to be strong. We added slightly to this portfolio over the course of the second quarter, and as a result our total investment in non-

Agency RMBS was $20.6 million as of June 30, 2017, as compared to $16.0 million as of March 31, 2017. To the extent that more attractive entry points develop in non-Agency RMBS, we may further increase our capital allocation to this sector.
Financing
Over the course of the quarter our cost of repo financing increased as LIBOR increased. Our average borrowing cost for the three month period ended June 30, 2017 was 1.09% as compared to 0.94% for the three month period ended March 31, 2017.
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
Our debt-to-equity ratio was to 9.0:1 as of June 30, 2017 as compared to 8.4:1 as of March 31, 2017. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 8.5:1 as of June 30, 2017 and 8.2:1 as of March 31, 2017. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions.
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

Financial Condition
Investment portfolio
The following tables summarize our mortgage-backed securities portfolio of as of June 30, 2017 and December 31, 2016:

	June 30, 2017					December 31, 2016
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed-rate mortgages	$174,413	$181,932	$104.31	$182,470	$104.62	$141,829	$148,363	$104.61	$148,873	$104.97
20-year fixed-rate mortgages	9,721	10,359	106.56	10,461	107.61	10,488	11,185	106.65	11,275	107.50
30-year fixed-rate mortgages	1,272,409	1,342,379	105.50	1,348,714	106.00	888,976	940,457	105.79	948,157	106.66
ARMs	27,375	28,591	104.44	29,031	106.05	31,656	33,138	104.68	33,226	104.96
Reverse mortgages	53,330	58,256	109.24	58,567	109.82	57,411	62,058	108.09	63,114	109.93
Total Agency RMBS	1,537,248	1,621,517	105.48	1,629,243	105.98	1,130,360	1,195,201	105.74	1,204,645	106.57
Non-Agency RMBS	24,977	20,630	82.60	18,122	72.55	27,794	19,446	69.96	18,268	65.73
Total RMBS(2)	1,562,225	1,642,147	105.12	1,647,365	105.45	1,158,154	1,214,647	104.88	1,222,913	105.59
Agency IOs	n/a	10,882	n/a	11,395	n/a	n/a	12,347	n/a	11,841	n/a
Total mortgage-backed securities		1,653,029		1,658,760			1,226,994		1,234,754
U.S. Treasury securities sold short	(74,788)	(72,762)	97.29	(73,793)	98.67	(78,589)	(74,194)	94.41	(75,465)	96.02
Reverse repurchase agreements	73,470	73,470	100.00	73,470	100.00	75,012	75,012	100.00	75,012	100.00
Total		$1,653,737		$1,658,437			$1,227,812		$1,234,301

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Excludes Agency IOs.
The vast majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency CMOs. Within this strategy, we generally target Agency RMBS pools that, taking into account their particular composition and based on our prepayment projections: (1) should generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) should have less prepayment sensitivity to government policy shocks and/or (3) should create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months when actual prepayment experience can be observed. As of both June 30, 2017 and December 31, 2016, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
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

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of June 30, 2017 and December 31, 2016:

(In thousands)	June 30, 2017	December 31, 2016
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$—	$96
TBA securities sale contracts	1,936	949
Fixed payer interest rate swaps	3,294	4,198
Fixed receiver interest rate swaps	710	693
Futures	166	72
Total financial derivatives–assets, at fair value	6,106	6,008
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(328)	—
TBA securities sale contracts	(1)	(554)
Fixed payer interest rate swaps	(2,357)	(1,421)
Total financial derivatives–liabilities, at fair value	(2,686)	(1,975)
Total	$3,420	$4,033
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
In the case of interest rate swaps, most of our agreements are structured such that we receive payments based on a variable interest rate and make payments based on a fixed interest rate. The variable interest rate on which payments are received is generally calculated based on various reset mechanisms for LIBOR. To the extent that our future repo borrowing costs continue to be highly correlated with LIBOR, our swap agreements help to reduce the variability of our overall repo borrowing costs, thus reducing risk to the extent we hold fixed-rate assets that are financed with repo borrowings.
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
As of June 30, 2017, as part of our interest rate hedging program, we also held short positions in U.S. Treasury securities, with a total principal amount of $74.8 million and a fair value of $72.8 million. As of December 31, 2016, we also held short positions in U.S. Treasury securities, with a total principal amount of $78.6 million and a fair value of $74.2 million.

The composition and relative mix of our hedging instruments may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of June 30, 2017 and December 31, 2016. We had no other borrowings outstanding.

	June 30, 2017			December 31, 2016
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$688,807	1.21%	15	$545,817	0.80%	19
31-60 days	707,251	1.22	47	304,398	0.91	45
61-90 days	205,465	1.33	77	299,081	0.98	74
91-120 days	16,927	1.17	105	1,050	0.88	109
121-150 days	—	—	—	12,428	0.97	135
151-180 days	10,000	1.45	171	35,199	1.05	164
Total	$1,628,450	1.23%	39	$1,197,973	0.88%	45
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. Because our strategy is flexible, dynamic, and opportunistic, our overall leverage will vary over time. As of June 30, 2017 and December 31, 2016, our total debt-to-equity ratio was 9.0 to 1 and 8.5 to 1, respectively. Collateral transferred with respect to our outstanding repo borrowings as of June 30, 2017 and December 31, 2016 had an aggregate fair value of $1.7 billion and $1.2 billion, respectively. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 8.5 to 1 and 8.3 to 1 as of June 30, 2017 and December 31, 2016, respectively. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions.
Shareholders' Equity
As of June 30, 2017, our shareholders' equity increased to $181.9 million from $141.7 million as of December 31, 2016. This increase principally consisted of net proceeds from the issuance of common shares, principally from our May 2017 follow-on common share offering, and subsequent partial exercise of the underwriters' option to purchase additional common shares, of approximately $45.1 million, after offering costs and underwriters' discount, and net income of $3.7 million, partially offset by dividends declared of $8.6 million. As of June 30, 2017, our book value per share was $14.71 as compared to $15.52 as of December 31, 2016. As a result of the total offering, we increased our equity base by approximately 32% and our tradeable float by approximately 52%.

Results of Operations for the Three and Six Month Periods Ended June 30, 2017 and 2016
The following table summarizes our results of operations for the three and six month periods ended June 30, 2017 and 2016:

(In thousands except for per share amounts)	Three Month Period Ended June 30, 2017	Three Month Period Ended June 30, 2016	Six Month Period Ended June 30, 2017	Six Month Period Ended June 30, 2016
Net Interest Income
Net interest income	$6,863	$5,278	$16,012	$12,878
Expenses
Management fees	685	528	1,212	1,056
Other operating expenses	752	744	1,497	1,566
Total expenses	1,437	1,272	2,709	2,622
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	3,777	7,979	(1,561)	19,623
Net realized and change in net unrealized gains (losses) on financial derivatives	(7,600)	(8,478)	(8,087)	(26,610)
Total Other Income (Loss)	(3,823)	(499)	(9,648)	(6,987)
Net Income	$1,603	$3,507	$3,655	$3,269
Net Income Per Common Share	$0.15	$0.38	$0.37	$0.36
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

The table below reconciles Core Earnings and Adjusted Core Earnings for the three and six month periods ended June 30, 2017 and 2016 to the line, Net Income, on our Consolidated Statement of Operations, which we believe is the most directly comparable U.S. GAAP measure:

(In thousands except for share amounts)	Three Month Period Ended June 30, 2017	Three Month Period Ended June 30, 2016	Six Month Period Ended June 30, 2017	Six Month Period Ended June 30, 2016
Net Income	$1,603	$3,507	$3,655	$3,269
Less:
Net realized gains (losses) on securities	(359)	2,100	(3,350)	5,111
Net realized losses on financial derivatives, excluding periodic payments(1)	(8,192)	(11,099)	(6,523)	(14,423)
Change in net unrealized gains (losses) on securities	4,136	5,879	1,789	14,512
Change in net unrealized gains (losses) on financial derivatives, excluding accrued periodic payments(2)	1,211	3,681	(469)	(9,729)
Subtotal	(3,204)	561	(8,553)	(4,529)
Core Earnings	$4,807	$2,946	$12,208	$7,798
Catch-up Premium Amortization Adjustment	(274)	(1,457)	2,310	(1,200)
Adjusted Core Earnings	5,081	4,403	9,898	8,998
Weighted Average Shares Outstanding	10,741,074	9,117,183	9,940,433	9,119,190
Core Earnings Per Share	$0.45	$0.32	$1.23	$0.86
Adjusted Core Earnings Per Share	$0.47	$0.48	$1.00	$0.99

(1)
For the three month period ended June 30, 2017, represents Net realized gains (losses) on financial derivatives of $(9,128) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(936). For the three month period ended June 30, 2016, represents Net realized gains (losses) on financial derivatives of $(13,607) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(2,508). For the six month period ended June 30, 2017, represents Net realized gains (losses) on financial derivatives of $(7,474) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(951). For the six month period ended June 30, 2016, represents Net realized gains (losses) on financial derivatives of $(17,603) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(3,180).

(2)
For the three month period ended June 30, 2017, represents Change in net unrealized gains (losses) on financial derivatives of $1,528 less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $317. For the three month period ended June 30, 2016, represents Change in net unrealized gains (losses) on financial derivatives of $5,129 less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $1,448. For the six month period ended June 30, 2017, represents Change in net unrealized gains (losses) on financial derivatives of $(613) less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(144). For the six month period ended June 30, 2016, represents Change in net unrealized gains (losses) on financial derivatives of $(9,007) less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $722.

Results of Operations for the Three Month Periods Ended June 30, 2017 and 2016
Net Income (Loss)
The decrease in net income for the three month period ended June 30, 2017 as compared to the three month period ended June 30, 2016 was principally due to an increase in combined net realized and unrealized losses on securities and financial derivatives, or Total Other Income (Loss), for the three month period ended June 30, 2017. Higher interest income on a larger portfolio during the three month period ended June 30, 2017 partially offset the period-over-period increase in Total Other Loss. During the three month period ended June 30, 2017, lower interest rates led to losses on our interest rate hedges, while market anticipation around the eventual tapering of purchases of Agency RMBS by the Federal Reserve restrained price increases of Agency RMBS.
Interest Income
Our portfolio as of each of June 30, 2017 and 2016 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $10.7 million and $7.4 million in interest income on these securities for the three month periods ended June 30, 2017 and 2016, respectively. The period-over-period increase in interest income resulted from higher average holdings and higher weighted average yield on our Agency RMBS. Some of the variability in our interest income and portfolio yields is due to Catch-up Premium Amortization Adjustment. The adjustment is calculated as of the beginning of each quarter based on our then assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter. For the second quarter of 2017, we had a negative Catch-up Premium Amortization Adjustment of approximately $0.3 million, which decreased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our portfolio was 3.01% for the second quarter of 2017. By comparison, for the second quarter of 2016 the Catch-up Premium Amortization Adjustment decreased interest income by approximately $1.5 million. Excluding this

Catch-up Premium Amortization Adjustment, the weighted average yield on our portfolio for the second quarter of 2016 would have been 2.94%.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three month periods ended June 30, 2017 and 2016:

	Non-Agency(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three month period ended June 30, 2017	$326	$16,258	8.02%	$10,332	$1,435,494	2.88%	$10,658	$1,451,752	2.94%
Three month period ended June 30, 2016	$650	$23,590	11.00%	$6,794	$1,187,831	2.29%	$7,444	$1,211,421	2.45%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For each of the three month periods ended June 30, 2017 and 2016, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities. Our total interest expense for the three month period ended June 30, 2017 was $4.0 million, of which $3.6 million represented interest expense on our repo and approximately $0.4 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the three month period ended June 30, 2016 was $2.3 million, of which $2.0 million represented interest expense on our repo borrowings and approximately $0.3 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period increase in our total interest expense resulted mainly from higher rates on our repo borrowings as well as an increase in average borrowings. Our average outstanding repo borrowings for the three month period ended June 30, 2017 was $1.3 billion, resulting in an average cost of funds of 1.09%. Our average outstanding repo borrowings for the three month period ended June 30, 2016 was $1.1 billion, resulting in an average cost of funds of 0.70%.
The following table shows information related to our average cost of funds for the three month periods ended June 30, 2017 and 2016.

($ in thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
Three Month Period Ended June 30, 2017	$1,339,806	$3,632	1.09%	1.06%	1.42%
Three Month Period Ended June 30, 2016	$1,132,184	$1,969	0.70%	0.44%	0.92%
As an alternative cost of funds measure, we add to our repo borrowing cost the net periodic amounts paid or payable by us on our interest rate swaps and the interest expense we incur on our short positions in U.S. Treasury securities, and express the total as an annualized percentage of our average outstanding borrowings. The total of our net periodic expense paid or payable under our interest rate swaps and our interest expense on our short positions in U.S. Treasury securities was $1.0 million for the three month period ended June 30, 2017, or 0.30% of our average outstanding repo borrowings, on an annualized basis, thereby resulting in an average cost of funds including interest rate swaps and short positions in U.S. Treasury securities of 1.38%. The total of our net periodic expense paid or payable under our interest rate swaps was $1.3 million for the three month period ended June 30, 2016, or 0.47% of our average outstanding borrowings, on an annualized basis, thereby resulting in an average cost of funds including interest rate swaps and short positions in U.S. Treasury securities of 1.17%. This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.
Management Fees
For the three month periods ended June 30, 2017 and 2016, our management fee expense was approximately $0.7 million and $0.5 million, respectively. The period-over-period increase was due to a higher capital base resulting from our follow-on equity offering that occurred during the three month period ended June 30, 2017. Management fees are calculated based on our shareholders' equity at the end of the quarter.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, and various other expenses incurred in connection with the operation of our business. Other operating expenses for the three month periods ended

June 30, 2017 and 2016 were approximately $0.8 million and $0.7 million, respectively. Our expense ratio, which represents our management fees and other operating expenses as a percentage of our average shareholders' equity, was 3.6% for each of the three month periods ended June 30, 2017 and 2016.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gain (losses) on securities and financial derivatives. For the three month period ended June 30, 2017, other loss was $(3.8) million, and consisted of net realized and change in net unrealized losses of $(7.6) million on our financial derivatives partially offset by net realized and change in net unrealized gains of $3.8 million on our securities, primarily our Agency RMBS. The three month period ended June 30, 2017 included modest increases in asset valuations, mainly on our Agency RMBS, as prices of fixed-rate Agency RMBS generally increased and pay-ups on specified pools increased slightly. Our interest rate hedges, which primarily include interest rate swaps and short positions in TBAs and U.S. Treasury securities, generated net losses during the three month period ended June 30, 2017. Declining longer-term interest rates led to losses on our interest rate swaps and U.S. Treasury securities while firm dollar roll prices led to net losses on our TBA hedges. Because we use short TBAs as a major component of our interest rate hedging portfolio, the relative underperformance of specified pools in comparison to TBAs dampened our results for the second quarter.
Other income (loss) for the three month period ended June 30, 2016 was $(0.5) million and consisted of net realized and change in net unrealized losses of $(8.5) million on our financial derivatives partially offset by net realized and change in net unrealized gains of approximately $8.0 million on our securities, primarily our Agency RMBS. Sharply lower interest rates during the period led to losses on our interest rate hedges. Additionally, demand for Agency RMBS increased over the quarter, providing support to prices and yield spreads.
Results of Operations for the Six Month Periods Ended June 30, 2017 and 2016
Net Income (Loss)
There was a slight increase in net income for the six month period ended June 30, 2017 as compared to the six month period ended June 30, 2016. Net income for the six month period ended June 30, 2017 relative to the prior six month period included an increase in net interest income as well as an increase in total net losses included in Total Other Income (Loss), which includes net realized and unrealized gains and losses on securities and financial derivatives. A larger, higher-yielding Agency portfolio led to the increase in net interest income for the six month period ended June 30, 2017 while relative underperformance of specified pools compared to TBA hedges weighed on Total Other Loss. The six month period ended June 30, 2016 was marked by periods of significant volatility in interest rates which led to net realized and unrealized losses on our financial derivatives. For the six month period ended June 30, 2017, interest rate volatility was significantly lower as compared to the same period of 2016.
Interest Income
Our portfolio as of each of June 30, 2017 and 2016 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $22.8 million and $17.0 million in interest income on these securities for the six month periods ended June 30, 2017 and 2016, respectively. The period-over-period increase in interest income resulted from higher average holdings and higher weighted average yields on our Agency RMBS. Some of the variability in our interest income and portfolio yields is due to Catch-up Premium Amortization Adjustment. For the six month period ended June 30, 2017, we had a positive Catch-up Premium Amortization Adjustment of approximately $2.3 million, which increased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our portfolio was 3.00% for the six month period ended June 30, 2017. By comparison, for the six month period ended June 30, 2016 the Catch-up Premium Amortization Adjustment decreased interest income by approximately $1.2 million. Excluding this Catch-up Premium Amortization Adjustment, the weighted average yield on our portfolio for the six month period ended June 30, 2016 would have been 2.99%.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the six month periods ended June 30, 2017 and 2016:

	Non-Agency(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Six month period ended June 30, 2017	$680	$16,085	8.45%	$22,156	$1,351,635	3.28%	$22,836	$1,367,720	3.34%
Six month period ended June 30, 2016	$1,269	$26,049	9.74%	$15,744	$1,192,770	2.64%	$17,013	$1,218,819	2.79%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the six month periods ended June 30, 2017 and 2016, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities. Our total interest expense for the six month period ended June 30, 2017 was $7.2 million, of which $6.4 million represented interest expense on our repo and approximately $0.8 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the six month period ended June 30, 2016 was $4.3 million, of which $3.7 million represented interest expense on our repo borrowings and approximately $0.6 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period increase in our total interest expense resulted mainly from higher rates on our repo borrowings as well as an increase in average borrowings. Our average outstanding repo borrowings for the six month period ended June 30, 2017 was $1.27 billion, resulting in an average cost of funds of 1.02%. Our average outstanding repo borrowings for the six month period ended June 30, 2016 was $1.14 billion, resulting in an average cost of funds of 0.66%.
The following table shows information related to our average cost of funds for the six month periods ended June 30, 2017 and 2016.

($ in thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
Six Month Period Ended June 30, 2017	$1,267,465	$6,415	1.02%	0.94%	1.40%
Six Month Period Ended June 30, 2016	$1,137,343	$3,732	0.66%	0.44%	0.90%
As an alternative cost of funds measure, we add to our repo borrowing cost the net periodic amounts paid or payable by us on our interest rate swaps and the interest expense we incur on our short positions in U.S. Treasury securities, and express the total as an annualized percentage of our average outstanding borrowings. The total of our net periodic expense paid or payable under our interest rate swaps and our interest expense on our short positions in U.S. Treasury securities was $1.8 million for the six month period ended June 30, 2017, or 0.29% of our average outstanding repo borrowings, on an annualized basis, thereby resulting in an average cost of funds including interest rate swaps and short positions in U.S. Treasury securities of 1.31%. The total of our net periodic expense paid or payable under our interest rate swaps was $3.0 million for the six month period ended June 30, 2016, or 0.53% of our average outstanding borrowings, on an annualized basis, thereby resulting in an average cost of funds including interest rate swaps and short positions in U.S. Treasury securities of 1.19%. This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.
Management Fees
For the six month periods ended June 30, 2017 and 2016, our management fee expense was approximately $1.2 million and $1.1 million, respectively. The slight period-over-period increase was due to a higher capital base resulting from our follow-on equity offering, completed during the six month period ended June 30, 2017. Management fees are calculated based on our shareholders' equity at the end of each quarter.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, and various other expenses incurred in connection with the operation of our business. Other operating expenses for the six month periods ended June 30, 2017 and 2016 were approximately $1.5 million and $1.6 million, respectively. Our expense ratio, which represents our management fees and other operating expenses as a percentage of our average shareholders' equity, was 3.6% for the six month period ended June 30, 2017, as compared to 3.7% for the six month period ended June 30, 2016. The decrease in our expense ratio was primarily due to an increase in average shareholders' equity as well as a decrease in administration and professional fees for the six month period ended June 30, 2017 as compared to the six month period ended June 30, 2016.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gain (losses) on securities and financial derivatives. For the six month period ended June 30, 2017, other loss was $(9.6) million, and consisted of net realized and change in net unrealized losses of $(8.1) million on our financial derivatives and approximately $(1.6) million on our securities, primarily our Agency RMBS. During the six month period ended June 30, 2017 fixed-income credit spreads generally tightened. However, Agency RMBS slightly underperformed other fixed-income sectors on market concerns around the eventual tapering of Agency RMBS purchases by the Federal Reserve. We had net losses on our interest rate hedges as longer-term interest rates decreased over the period. For the six month period ended June 30, 2017, as measured by sales and excluding paydowns, we turned over approximately 71% of our Agency RMBS portfolio and, as a result, we generated net realized losses of $(2.5) million on our Agency RMBS portfolio. Our interest rate hedges, which primarily include interest rate swaps, short positions in TBAs and U.S. Treasury securities, generated net losses during the six month period ended June 30, 2017. Declining longer-term interest rates led to losses on our interest rate swaps and U.S. Treasury securities while firm dollar roll prices led to net losses on our TBA hedges. Because we use short TBAs as a major component of our interest rate hedging portfolio, the relative underperformance of specified pools in comparison to TBAs dampened our overall results for the period.
Other income (loss) for the six month period ended June 30, 2016 was $(7.0) million and consisted of net realized and change in net unrealized losses of $(26.6) million on our financial derivatives partially offset by net realized and change in net unrealized gains of approximately $19.6 million on our securities, primarily our Agency RMBS. Overall, interest rates declined over the course of the six month period which was marked by significant interest rate volatility, and both prices and pay-ups on our specified Agency pools increased.
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
We borrow funds in the form of repurchase agreements. The terms of our repo borrowings are predominantly governed by Master Repurchase Agreements, or "MRAs," which generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association as to repayment and margin requirements. In addition, each lender may require that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include the addition of or changes to provisions relating to margin calls, net asset value requirements, cross default provisions, certain key person events, changes in corporate structure, and requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction. These provisions may differ for each of our lenders.
As of June 30, 2017 and December 31, 2016, we had $1.6 billion and $1.2 billion, respectively, outstanding under our repurchase agreements. As of June 30, 2017, our outstanding repurchase agreements were with thirteen counterparties.

Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table reflects counterparties for which the amounts at risk relating to our repurchase agreements was greater than 5% of shareholders' equity as of June 30, 2017 and December 31, 2016.
June 30, 2017:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
J.P. Morgan Securities Inc.	$19,365	38	10.6%
RBC Capital Markets LLC	14,060	45	7.7%
Wells Fargo Bank, N.A.	12,175	32	6.7%
Deutsche Bank Securities	11,952	25	6.6%

(1)	Amounts at risk exclude, in aggregate, $2.0 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
December 31, 2016:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
J.P. Morgan Securities Inc.	$15,077	58	10.6%
Deutsche Bank Securities	11,778	36	8.3%
Wells Fargo Bank, N.A.	11,533	38	8.1%
RBC Capital Markets LLC	11,506	34	8.1%

(1)	Amounts at risk exclude, in aggregate, $1.6 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of June 30, 2017 and December 31, 2016, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 4.9% and 4.8%, respectively.

The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
June 30, 2017(1)	$1,628,450	$1,339,806	$1,628,450
March 31, 2017	1,178,285	1,194,321	1,199,860
December 31, 2016	1,197,973	1,170,091	1,197,973
September 30, 2016	1,158,962	1,138,439	1,158,962
June 30, 2016	1,205,987	1,132,184	1,205,987
March 31, 2016	1,133,841	1,142,501	1,175,531
December 31, 2015	1,222,719	1,228,964	1,286,274
September 30, 2015	1,225,905	1,242,650	1,248,604
June 30, 2015	1,264,479	1,247,617	1,269,551
March 31, 2015	1,211,110	1,239,167	1,255,568
December 31, 2014	1,323,080	1,275,874	1,323,080
September 30, 2014	1,233,333	1,251,296	1,275,122
June 30, 2014	1,285,593	1,239,899	1,285,593

(1)
For the quarter ended June 30, 2017 the significant increase between average borrowings outstanding and total borrowings as of June 30, 2017 was the result of our deployment of the proceeds from our follow-on offering of common shares during the quarter. Based on our higher equity base, we increased our repo borrowings so as to maintain our desired debt-to-equity ratio.

We held cash and cash equivalents of approximately $41.7 million and $33.5 million as of June 30, 2017 and December 31, 2016, respectively.
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
Six Month Period Ended June 30, 2017

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.40	$3,652	March 6, 2017	March 31, 2017	April 25, 2017
Second Quarter	$0.40	$4,947	June 13, 2017	June 30, 2017	July 25, 2017
Six Month Period Ended June 30, 2016

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.45	$4,103	March 8, 2016	March 31, 2016	April 25, 2016
Second Quarter	$0.40	$3,647	June 14, 2016	June 30, 2016	July 27, 2016
For the six month period ended June 30, 2017, our operating activities provided net cash of $30.6 million and our investing activities used net cash of $490.7 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements) provided net cash of $430.5 million. Thus our operating and investing activities, when combined with our net repo financing activities, used net cash of $29.6 million. We received net proceeds from the issuance of common shares of $45.1 million, after underwriters' discounts and offering costs. We used $7.3 million to pay dividends. As a result of these activities, there was an increase in our cash holdings of $8.2 million from $33.5 million as of December 31, 2016 to $41.7 million as of June 30, 2017.

For the six month period ended June 30, 2016, our operating activities provided net cash of $21.9 million and our investing activities used net cash of $0.7 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements) used net cash of $16.7 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $4.4 million for the six month period ended June 30, 2016. We used $8.2 million to pay dividends and $0.2 million for the repurchase of common shares. As a result of these activities, there was a decrease in our cash holdings of $4.0 million from $40.2 million as of December 31, 2015 to $36.2 million as of June 30, 2016.
On August 13, 2013, our Board of Trustees approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. During the three and six month periods ended June 30, 2017, we did not purchase any of our common shares.
In addition to completing an equity offering during the three month period ended June 30, 2017, we also entered into equity distribution agreements for an "at the market" offering program whereby we are able to sell shares from time to time in the open market or in negotiated transactions. Under the program, which is open-ended in duration, we can sell shares with a value of up to $100 million. As of June 30, 2017, we sold 6,738 shares at an average price of $15.12 under the offering program, for net proceeds of $0.1 million after third party agent commissions and fees of $2 thousand.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of June 30, 2017 and December 31, 2016, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of June 30, 2017 we had $1.6 billion of outstanding borrowings with thirteen counterparties.
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
Interest Rate Risk
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with most of our assets and liabilities. For some securities in our portfolio, the coupon interest rates on, and therefore also the values of, such securities are highly sensitive to interest rate movements, such as inverse floating rate RMBS, which benefit from falling interest rates. Our repurchase agreements generally have maturities of up to 180 days and carry interest rates that are determined by reference to LIBOR or similar short-term benchmark rates for those same periods. Whenever one of our fixed-rate repo borrowings matures, it will generally be replaced with a new fixed-rate repo borrowing based on market interest rates prevailing at such time. Subject to qualifying and maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we opportunistically hedge our interest rate risk by entering into interest rate swaps, TBAs, U.S. Treasury securities, Eurodollar and U.S. Treasury futures, and other instruments. In general, such hedging instruments are used to offset the large majority of the interest rate risk we estimate to arise from our repurchase agreement indebtedness generally associated with our Agency RMBS positions. Hedging instruments may also be used to offset a portion of the interest rate risk arising from our repurchase agreement liabilities associated with non-Agency RMBS positions, if any.
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of June 30, 2017, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, excluding TBAs	$24,728	13.59%	$40,322	22.17%	$(33,861)	(18.61)%	$(76,853)	(42.25)%
TBAs	(9,348)	(5.14)%	(14,783)	(8.13)%	13,262	7.29%	30,437	16.73%
Non-Agency RMBS	240	0.13%	483	0.27%	(238)	(0.13)%	(473)	(0.26)%
U.S. Treasury Securities, Interest Rate Swaps, and Futures	(17,280)	(9.50)%	(35,220)	(19.36)%	16,620	9.14%	32,579	17.91%
Repurchase and Reverse Repurchase Agreements	(881)	(0.48)%	(1,760)	(0.97)%	881	0.48%	1,761	0.97%
Total	$(2,541)	(1.40)%	$(10,958)	(6.02)%	$(3,336)	(1.83)%	$(12,549)	(6.90)%
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

While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our June 30, 2017 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Special Note Regarding Forward-Looking Statements."
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Neither we nor Ellington nor its affiliates (including our Manager) are currently subject to any legal proceedings that we or our Manager consider material. Nevertheless, we and Ellington and its affiliates operate in highly regulated markets that currently are under intense regulatory scrutiny, and Ellington and its affiliates have received, and we expect in the future that we and they may receive, inquiries and requests for documents and information from various federal, state and foreign regulators. For example, in January 2017, an affiliate of Ellington received a subpoena from the SEC requesting documents, communications, and other information relating primarily to a loan originator and the loans originated by such originator, such affiliate's analyses of such loans, the purchases and securitizations of such loans by such affiliate and by certain third parties, and the servicing of such loans. Ellington's affiliate has responded to the subpoena and intends to continue to cooperate with any further requests. Ellington has advised us that, at the present time, it is not aware that any material legal proceeding against us or Ellington or its affiliates is contemplated in connection with any such inquiries or requests. We and Ellington cannot provide any assurance that these or any future such inquiries and requests will not result in further investigation of or the initiation of a proceeding against us or Ellington or its affiliates or that, if any such investigation or proceeding were to arise, it would not materially adversely affect us. For a discussion of certain risks to which we or Ellington or its affiliates could be exposed as a result of inquiries or requests for documents and information received by us or Ellington or its affiliates, see "Risk Factors—We or Ellington or its affiliates may be subject to regulatory inquiries or proceedings" included in Part 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.
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

101
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the six month period ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	August 9, 2017	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	August 9, 2017	By:	/s/ LISA MUMFORD
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the six month period ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.