Form 10-Q
period 2017-09-30
Ellington Residential Mortgage REIT
filed 2017-11-09
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2017
Common Shares of Beneficial Interest, $0.01 par value per share	13,335,804

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2017	December 31, 2016
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$50,271	$33,504
Mortgage-backed securities, at fair value	1,743,067	1,226,994
Due from brokers	41,821	49,518
Financial derivatives–assets, at fair value	6,150	6,008
Reverse repurchase agreements	56,875	75,012
Receivable for securities sold	29,825	33,199
Interest receivable	5,720	4,633
Other assets	548	266
Total Assets	$1,934,277	$1,429,134
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,642,313	$1,197,973
Payable for securities purchased	24,845	5,516
Due to brokers	787	1,055
Financial derivatives–liabilities, at fair value	3,168	1,975
U.S. Treasury securities sold short, at fair value	56,524	74,194
Dividend payable	5,334	3,652
Accrued expenses	980	647
Management fee payable to affiliate	741	533
Interest payable	2,790	1,912
Total Liabilities	1,737,482	1,287,457
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (13,335,804 and 9,130,897 shares issued and outstanding, respectively)	134	92
Additional paid-in-capital	240,010	180,996
Accumulated deficit	(43,349)	(39,411)
Total Shareholders' Equity	196,795	141,677
Total Liabilities and Shareholders' Equity	$1,934,277	$1,429,134

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended September 30, 2017	Three Month Period Ended September 30, 2016	Nine Month Period Ended September 30, 2017	Nine Month Period Ended September 30, 2016
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$12,867	$7,096	$36,078	$24,285
Interest expense	(5,719)	(2,279)	(12,917)	(6,589)
Total net interest income	7,148	4,817	23,161	17,696
EXPENSES
Management fees to affiliate	741	539	1,953	1,596
Professional fees	157	171	510	549
Compensation expense	222	142	597	463
Other operating expenses	361	402	1,130	1,269
Total expenses	1,481	1,254	4,190	3,877
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	349	3,892	(3,001)	9,003
Net realized gains (losses) on financial derivatives	(2,981)	(3,920)	(10,455)	(21,523)
Change in net unrealized gains (losses) on securities	3,994	(124)	5,783	14,388
Change in net unrealized gains (losses) on financial derivatives	(689)	3,215	(1,302)	(5,792)
Total other income (loss)	673	3,063	(8,975)	(3,924)
NET INCOME	$6,340	$6,626	$9,996	$9,895
NET INCOME PER COMMON SHARE:
Basic and Diluted	$0.48	$0.73	$0.91	$1.09
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$0.40	$0.40	$1.20	$1.25

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2015	9,135,103	92	—	—	181,027	(36,264)	144,855
Share based compensation					121		121
Issuance of restricted shares	9,856	—	—	—	—		—
Repurchase of common shares	(17,920)	—	—	—	(196)		(196)
Dividends declared						(11,401)	(11,401)
Net loss						9,895	9,895
BALANCE, September 30, 2016	9,127,039	$92	—	$—	$180,952	$(37,770)	$143,274

BALANCE, December 31, 2016	9,130,897	92	—	—	180,996	(39,411)	141,677
Shares issued(1)	4,194,968	42	—	—	59,061		59,103
Offering costs					(191)		(191)
Issuance of restricted shares	9,976	—	—	—	—		—
Forfeiture of common shares to satisfy tax withholding obligations	(37)	—			—		—
Share based compensation					144		144
Dividends declared						(13,934)	(13,934)
Net income						9,996	9,996
BALANCE, September 30, 2017	13,335,804	$134	—	$—	$240,010	$(43,349)	$196,795

(1)	For the nine month period ended September 30, 2017 proceeds from the issuance of shares is net of an underwriters' discount of $1.9 million and third-party agent commissions and fees of $0.2 million.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Month Period Ended September 30,
	2017	2016
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$9,996	$9,895
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	3,001	(9,003)
Change in net unrealized (gains) losses on securities	(5,783)	(14,388)
Net realized (gains) losses on financial derivatives	10,455	21,523
Change in net unrealized (gains) losses on financial derivatives	1,302	5,792
Amortization of premiums and accretion of discounts (net)	8,629	12,555
Share based compensation	144	121
(Increase) decrease in assets:
Due from brokers	7,697	(165)
Interest receivable	(1,087)	51
Other assets	(52)	(68)
Increase (decrease) in liabilities:
Due to brokers	(268)	99
Accrued expenses	234	89
Interest payable	878	(20)
Management fees payable to affiliate	208	(6)
Net cash provided by (used in) operating activities	35,354	26,475
Cash flows provided by (used in) investing activities:
Purchases of securities	(2,189,278)	(1,778,907)
Proceeds from sale of securities	1,572,711	1,751,631
Principal repayments of mortgage-backed securities	118,939	104,551
Proceeds from investments sold short	577,630	454,489
Repurchase of investments sold short	(596,888)	(458,652)
Proceeds from disposition of financial derivatives	9,927	6,575
Purchase of financial derivatives	(20,632)	(28,188)
Payments made on reverse repurchase agreements	(13,127,929)	(13,672,316)
Proceeds from reverse repurchase agreements	13,146,066	13,673,016
Net cash provided by (used in) investing activities	(509,454)	52,199

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine Month Period Ended September 30,
	2017	2016
Cash flows provided by (used in) financing activities:
Net proceeds from the issuance of common shares	59,103	—
Offering costs paid	(324)	—
Repurchase of common shares	—	(196)
Dividends paid	(12,252)	(11,861)
Borrowings under repurchase agreements	2,856,680	1,583,173
Repayments of repurchase agreements	(2,412,340)	(1,646,930)
Cash provided by (used in) financing activities	490,867	(75,814)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,767	2,860
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,504	40,166
CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,271	$43,026
Supplemental disclosure of cash flow information:
Interest paid	$12,039	$6,610
Dividends payable	$5,334	$3,651

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
(K) Offering Costs/Deferred Offering Costs/Underwriters' Discounts: Offering costs, underwriters' discounts and commissions and fees, are charged against shareholders' equity within Additional paid-in-capital. Offering costs typically include legal, accounting, and other fees associated with the cost of raising equity capital.
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
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or to 2016, 2015, or 2014 (its open tax years). In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period, 2016, 2015, and 2014 (its open tax years). The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any of such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.
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

3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at September 30, 2017 and December 31, 2016, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or GSE. The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.
By RMBS Type
September 30, 2017:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Agency RMBS:
15-year fixed-rate mortgages	$177,485	$7,971	$185,456	$461	$(649)	$185,268	3.38%	2.32%	4.77
20-year fixed-rate mortgages	9,280	710	9,990	15	(104)	9,901	4.00%	2.57%	6.08
30-year fixed-rate mortgages	1,342,918	79,278	1,422,196	5,241	(7,298)	1,420,139	3.95%	3.04%	8.16
Adjustable rate mortgages	25,967	1,518	27,485	26	(453)	27,058	3.79%	2.56%	4.53
Reverse mortgages	62,055	6,173	68,228	341	(519)	68,050	4.52%	2.78%	6.17
Interest only securities	n/a	n/a	12,965	450	(1,364)	12,051	4.27%	8.50%	3.16
Total Agency RMBS	1,617,705	95,650	1,726,320	6,534	(10,387)	1,722,467	3.93%	2.98%	7.37
Non-Agency RMBS	25,013	(7,205)	17,808	2,905	(113)	20,600	3.27%	8.07%	7.49
Total RMBS	$1,642,718	$88,445	$1,744,128	$9,439	$(10,500)	$1,743,067	3.92%	3.03%	7.37

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

By Estimated Weighted Average Life
As of September 30, 2017:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$8,486	$8,475	3.91%	$2,796	$3,734	3.90%	$—	$—	—%
Greater than three years and less than seven years	491,458	492,162	3.95%	9,255	9,231	4.52%	12,272	11,573	4.41%
Greater than seven years and less than eleven years	1,195,882	1,197,990	3.89%	—	—	—%	5,820	3,725	1.83%
Greater than eleven years	14,590	14,728	4.06%	—	—	—%	2,508	2,510	1.87%
Total	$1,710,416	$1,713,355	3.91%	$12,051	$12,965	4.27%	$20,600	$17,808	3.27%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.
As of December 31, 2016:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$15,009	$14,956	4.43%	$3,748	$4,289	3.56%	$—	$—	—%
Greater than three years and less than seven years	286,517	286,984	3.87%	8,599	7,552	4.39%	11,316	11,314	3.90%
Greater than seven years and less than eleven years	890,277	899,220	3.96%	—	—	—%	8,130	6,954	1.95%
Greater than eleven years	3,398	3,485	4.00%	—	—	—%	—	—	—%
Total	$1,195,201	$1,204,645	3.94%	$12,347	$11,841	3.97%	$19,446	$18,268	2.93%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.
The following table reflects the components of interest income on the Company's RMBS for the three and nine month periods ended September 30, 2017 and 2016:

	Three Month Period Ended September 30, 2017			Nine Month Period Ended September 30, 2017
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$16,880	$(4,646)	$12,234	$43,373	$(8,983)	$34,390
Non-Agency RMBS	186	172	358	593	445	1,038
Total	$17,066	$(4,474)	$12,592	$43,966	$(8,538)	$35,428

	Three Month Period Ended September 30, 2016			Nine Month Period Ended September 30, 2016
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$11,917	$(5,413)	$6,504	$35,845	$(13,504)	$22,341
Non-Agency RMBS	162	336	498	721	953	1,674
Total	$12,079	$(5,077)	$7,002	$36,566	$(12,551)	$24,015
For the three month periods ended September 30, 2017 and 2016 the Catch-up Premium Amortization Adjustment was $(0.7) million and $(1.4) million, respectively. For the nine month periods ended September 30, 2017 and 2016 the Catch-up Premium Amortization Adjustment was $1.6 million and $(2.6) million, respectively.

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
September 30, 2017:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$185,268	$—	$185,268
20-year fixed-rate mortgages	—	9,901	—	9,901
30-year fixed-rate mortgages	—	1,420,139	—	1,420,139
Adjustable rate mortgages	—	27,058	—	27,058
Reverse mortgages	—	68,050	—	68,050
Interest only securities	—	9,645	2,406	12,051
Non-Agency RMBS	—	9,316	11,284	20,600
Mortgage-backed securities, at fair value	—	1,729,377	13,690	1,743,067
Financial derivatives–assets, at fair value:
TBAs	—	1,662	—	1,662
Interest rate swaps	—	3,734	—	3,734
Swaptions	—	212	—	212
Futures	542	—	—	542
Total financial derivatives–assets, at fair value	542	5,608	—	6,150
Total mortgage-backed securities and financial derivatives–assets, at fair value	$542	$1,734,985	$13,690	$1,749,217
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(56,524)	$—	$(56,524)
Financial derivatives–liabilities, at fair value:
TBAs	—	(234)	—	(234)
Interest rate swaps	—	(2,934)	—	(2,934)
Total financial derivatives–liabilities, at fair value	—	(3,168)	—	(3,168)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$—	$(59,692)	$—	$(59,692)

December 31, 2016:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$148,363	$—	$148,363
20-year fixed-rate mortgages	—	11,185	—	11,185
30-year fixed-rate mortgages	—	940,457	—	940,457
Adjustable rate mortgages	—	33,138	—	33,138
Reverse mortgages	—	62,058	—	62,058
Interest only securities	—	—	12,347	12,347
Non-Agency RMBS	—	12,948	6,498	19,446
Mortgage-backed securities, at fair value	—	1,208,149	18,845	1,226,994
Financial derivatives–assets, at fair value:
TBAs	—	1,045	—	1,045
Interest rate swaps	—	4,891	—	4,891
Futures	72	—	—	72
Total financial derivatives–assets, at fair value	72	5,936	—	6,008
Total mortgage-backed securities and financial derivatives–assets, at fair value	$72	$1,214,085	$18,845	$1,233,002
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(74,194)	$—	$(74,194)
Financial derivatives–liabilities, at fair value:
TBAs	—	(554)	—	(554)
Interest rate swaps	—	(1,421)	—	(1,421)
Total financial derivatives–liabilities, at fair value	—	(1,975)	—	(1,975)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$—	$(76,169)	$—	$(76,169)
The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value:
Three month period ended September 30, 2017:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of June 30, 2017	$6,450	$2,525
Purchases	2,508	—
Proceeds from sales	—	—
Principal repayments	(260)	—
(Amortization)/accretion, net	100	(277)
Net realized gains (losses)	4	(106)
Change in net unrealized gains (losses)	82	(13)
Transfers:
Transfers into level 3	2,400	777
Transfers out of level 3	—	(500)
Ending balance as of September 30, 2017	$11,284	$2,406
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at September 30, 2017, as well as Level 3 financial instruments disposed of by the Company during the three month period ended September 30, 2017. For Level 3 financial instruments held by the Company as of September 30, 2017, change in net unrealized gains (losses) of $0.3 million and $(12) thousand, for the three month period ended September 30, 2017 relate to non-Agency RMBS and Agency RMBS, respectively.
As of June 30, 2017, the Company modified its procedures to determine the level within the hierarchy for certain financial instruments. Under the revised procedure, the Company examines financial instruments individually rather than in cohorts of like instruments as it had previously. As of September 30, 2017, the Company transferred $0.5 million of RMBS from Level 3 to Level 2 and $3.2 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period.
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
Nine month period ended September 30, 2017:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2016	$6,498	$12,347
Purchases	4,324	2,621
Proceeds from sales	(2,866)	—
Principal repayments	(675)	—
(Amortization)/accretion, net	236	(2,469)
Net realized gains (losses)	184	(180)
Change in net unrealized gains (losses)	1,009	(1,369)
Transfers:
Transfers into level 3	4,414	—
Transfers out of level 3	(1,840)	(8,544)
Ending balance as of September 30, 2017	$11,284	$2,406
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at September 30, 2017, as well as Level 3 financial instruments disposed of by the Company during the nine month period ended September 30, 2017. For Level 3 financial instruments held by the Company as of September 30, 2017, change in net unrealized gains (losses) of $1.4 million and $(0.3) million, for the nine month period ended September 30, 2017 relate to non-Agency RMBS and Agency RMBS, respectively.

As of June 30, 2017, the Company modified its procedures to determine the level within the hierarchy for certain financial instruments. Under the revised procedure, the Company examines financial instruments individually rather than in cohorts of like instruments as it had previously. As of September 30, 2017, the Company transferred $10.4 million of RMBS from Level 3 to Level 2 and $4.4 million of RMBS from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of September 30, 2016, as well as Level 3 financial instruments disposed of by the Company during the nine month period ended September 30, 2016. For Level 3 financial instruments held by the Company as of September 30, 2016, change in net unrealized gains (losses) of $0.8 million and $(1.3) million, for the nine month period ended September 30, 2016 relate to non-Agency RMBS and Agency RMBS, respectively.
During the nine month period ended September 30, 2016, the Company transferred $1.7 million of RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and/or similar assets. This increase in observed trading activity led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view.
At September 30, 2016, the Company transferred $3.4 million of RMBS from Level 2 to Level 3. Since December 31, 2015, these securities exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads and/or higher delinquencies relative to similar securities and a reduction in observable transactions or executable quotes involving these and similar securities.
There were no transfers of financial instruments between Levels 1 and 2 of the fair value hierarchy during the three or nine month periods ended September 30, 2017 or 2016.

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of September 30, 2017 and December 31, 2016:
September 30, 2017:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$6,761	Market quotes	Non-Binding Third-Party Valuation	$57.99	$94.56	$82.02
Non-Agency RMBS	4,523	Discounted Cash Flows	Yield	4.4%	5.6%	4.9%
			Projected Collateral Prepayments	19.3%	48.9%	29.0%
			Projected Collateral Losses	1.4%	21.2%	13.4%
			Projected Collateral Recoveries	9.1%	12.7%	12.0%
			Projected Collateral Scheduled Amortization	40.6%	46.7%	45.6%
						100.0%
Agency RMBS–Interest Only Securities	413	Market quotes	Non-Binding Third-Party Valuation	$8.13	$8.13	$8.13
Agency RMBS–Interest Only Securities	1,993	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	92	1,637	833
			Projected Collateral Prepayments	52.1%	87.6%	70.7%
			Projected Collateral Scheduled Amortization	12.4%	47.9%	29.3%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.
December 31, 2016:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$652	Discounted Cash Flows	Yield	30.6%	30.6%	30.6%
			Projected Collateral Prepayments	49.0%	49.0%	49.0%
			Projected Collateral Losses	1.0%	1.0%	1.0%
			Projected Collateral Recoveries	3.3%	3.3%	3.3%
			Projected Collateral Scheduled Amortization	46.7%	46.7%	46.7%
						100.0%
Non-Agency RMBS	5,846	Market quotes	Non-Binding Third-Party Valuation	$46.40	$63.29	$56.49
Agency RMBS–Interest Only Securities	8,784	Market quotes	Non-Binding Third-Party Valuation	$3.94	$21.56	$13.96
Agency RMBS–Interest Only Securities	3,563	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	103	1,147	468
			Projected Collateral Prepayments	51.1%	85.4%	70.9%
			Projected Collateral Scheduled Amortization	14.6%	48.9%	29.1%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.
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
The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$50,271	$50,271	$33,504	$33,504
Due from brokers	41,821	41,821	49,518	49,518
Reverse repurchase agreements	56,875	56,875	75,012	75,012
Liabilities:
Repurchase agreements	1,642,313	1,642,313	1,197,973	1,197,973
Due to brokers	787	787	1,055	1,055
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

The following table details the fair value of the Company's holdings of financial derivatives as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$29	$96
TBA securities sale contracts	1,633	949
Fixed payer interest rate swaps	3,121	4,198
Fixed receiver interest rate swaps	613	693
Swaptions	212	—
Futures	542	72
Total financial derivatives–assets, at fair value	6,150	6,008
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(204)	—
TBA securities sale contracts	(30)	(554)
Fixed payer interest rate swaps	(2,934)	(1,421)
Total financial derivatives–liabilities, at fair value	(3,168)	(1,975)
Total	$2,982	$4,033
Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of September 30, 2017 and December 31, 2016:
September 30, 2017:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2017	$4,750	$(1)	1.11%	1.18%	0.13
2018	65,990	268	0.97	1.31	0.68
2019	19,540	42	1.41	1.33	1.76
2020	119,900	210	1.56	1.30	2.60
2021	131,400	(646)	1.88	1.31	3.66
2022	71,044	(254)	1.95	1.31	4.70
2023	54,200	91	1.93	1.29	5.72
2024	8,900	5	1.99	1.30	6.51
2025	15,322	98	2.04	1.31	7.38
2026	40,885	1,938	1.63	1.31	8.96
2027	73,416	(294)	2.26	1.31	9.70
2043	12,380	(1,270)	2.99	1.24	25.63
Total	$617,727	$187	1.77%	1.30%	4.99

December 31, 2016:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2017	$74,750	$(258)	1.21%	0.92%	0.59
2018	65,990	193	0.97	0.89	1.43
2019	4,200	57	0.96	0.88	2.60
2020	79,500	554	1.48	0.89	3.32
2021	19,300	99	1.83	0.93	4.92
2022	13,044	172	1.75	0.89	5.68
2023	54,200	514	1.93	0.89	6.47
2024	8,900	87	1.99	0.85	7.26
2025	15,322	123	2.04	0.89	8.13
2026	46,435	2,306	1.72	0.91	9.74
2043	12,380	(1,070)	2.99	0.89	26.38
Total	$394,021	$2,777	1.53%	0.90%	4.82
The following tables provide information about the Company's fixed receiver interest rate swaps as of September 30, 2017 and December 31, 2016.
September 30, 2017:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$9,700	$613	1.30%	3.00%	7.79
Total	$9,700	$613	1.30%	3.00%	7.79
December 31, 2016:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$9,700	$693	0.88%	3.00%	8.54
Total	$9,700	$693	0.88%	3.00%	8.54
Interest Rate Swaptions
The following tables provide information about the Company's swaptions as of September 30, 2017. The Company did not hold any interest rate swaptions as of December 31, 2016.
September 30, 2017:

Option			Underlying Swap
Type	Fair Value	Months to Expiration	Notional Amount	Term (Years)	Fixed Rate
($ in thousands)
Fixed Payer	$212	10.1	$10,000	10	2.40%

Futures
The following table provides information about the Company's short positions in futures as of September 30, 2017 and December 31, 2016.
September 30, 2017:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
U.S. Treasury Futures	$(25,800)	$542	2.67
December 31, 2016:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
U.S. Treasury Futures	$(26,700)	$71	2.70
Eurodollar Futures	(9,000)	1	5.59
TBAs
The Company transacts in the forward settling TBA market. Pursuant to these TBA transactions, the Company agrees to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. TBAs are liquid and have quoted market prices and represent the most actively traded class of MBS. The Company primarily uses TBAs to mitigate interest rate risk, typically in the form of short positions. However, from time to time, the Company also invests in TBAs as a means of acquiring additional exposure to Agency RMBS, or for speculative purposes, including holding long positions. Overall, the Company typically holds a net short position.
The Company does not generally take delivery of TBAs; rather, it settles the associated receivable and payable with its trading counterparties on a net basis. Transactions with the same counterparty for the same TBA that result in a reduction of the position are treated as extinguished.
As of September 30, 2017 and December 31, 2016, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	September 30, 2017				December 31, 2016
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$23,549	$25,153	$25,182	$29	$49,138	$49,774	$49,870	$96
Liabilities	82,255	85,698	85,494	(204)	—	—	—	—
	105,804	110,851	110,676	(175)	49,138	49,774	49,870	96
Sale contracts:
Assets	(607,775)	(634,557)	(632,924)	1,633	(281,655)	(298,807)	(297,858)	949
Liabilities	(93,430)	(99,947)	(99,977)	(30)	(183,381)	(189,694)	(190,248)	(554)
	(701,205)	(734,504)	(732,901)	1,603	(465,036)	(488,501)	(488,106)	395
Total TBA securities, net	$(595,401)	$(623,653)	$(622,225)	$1,428	$(415,898)	$(438,727)	$(438,236)	$491

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in Financial derivatives-assets at fair value and Financial derivatives-liabilities at fair value on the Consolidated Balance Sheet.

The tables below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the nine month period ended September 30, 2017 and the year ended December 31, 2016:

Derivative Type	Nine Month Period Ended September 30, 2017	Year Ended December 31, 2016
	(In thousands)
Interest rate swaps	$526,807	$451,847
TBAs	728,336	488,075
Futures	31,380	22,085
Swaptions	3,000	—
Gains and losses on the Company's financial derivatives for the three and nine month periods ended September 30, 2017 and 2016 are summarized in the tables below:

	Three Month Period Ended September 30, 2017
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$957	$(76)	$881	$(1,657)	$808	$(849)
Swaptions		—	—		(37)	(37)
TBAs		(3,475)	(3,475)		(179)	(179)
Futures		(387)	(387)		376	376
Total	$957	$(3,938)	$(2,981)	$(1,657)	$968	$(689)

	Three Month Period Ended September 30, 2016
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(241)	$(1,089)	$(1,330)	$(385)	$3,071	$2,686
TBAs		(2,591)	(2,591)		521	521
Futures		1	1		8	8
Total	$(241)	$(3,679)	$(3,920)	$(385)	$3,600	$3,215

	Nine Month Period Ended September 30, 2017
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$7	$(71)	$(64)	$(1,801)	$(870)	$(2,671)
Swaptions		—	—		(37)	(37)
TBAs		(9,363)	(9,363)		936	936
Futures		(1,028)	(1,028)		470	470
Total	$7	$(10,462)	$(10,455)	$(1,801)	$499	$(1,302)

	Nine Month Period Ended September 30, 2016
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(3,421)	$(10,040)	$(13,461)	$336	$(5,621)	$(5,285)
TBAs		(8,065)	(8,065)		(486)	(486)
Futures		3	3		(21)	(21)
Total	$(3,421)	$(18,102)	$(21,523)	$336	$(6,128)	$(5,792)
From time to time, the Company uses short positions in U.S. Treasury positions as a component of its interest rate hedging portfolio. As of September 30, 2017, the Company held short positions in U.S. Treasury securities, with a principal amount of $56.9 million and a fair value of $56.5 million. As of December 31, 2016, the Company held short positions in U.S. Treasury securities, with a principal amount of $78.6 million and a fair value of $74.2 million. Such securities are included on the Company's Consolidated Balance Sheet under the caption U.S. Treasury securities sold short, at fair value.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of September 30, 2017 and December 31, 2016, the Company had outstanding borrowings under repurchase agreements with fifteen and thirteen counterparties, respectively.

The following table details the Company's outstanding borrowings under repurchase agreements as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$475,779	1.33%	17	$545,817	0.80%	19
31-60 days	950,188	1.31	45	304,398	0.91	45
61-90 days	212,389	1.36	75	299,081	0.98	74
91-120 days	2,051	1.40	104	1,050	0.88	109
121-150 days	—	—	—	12,428	0.97	135
151-180 days	1,906	1.45	166	35,199	1.05	164
Total	$1,642,313	1.32%	41	$1,197,973	0.88%	45
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of September 30, 2017 and December 31, 2016, the fair value of RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.7 billion and $1.2 billion, respectively. Collateral transferred under outstanding borrowings as of September 30, 2017 includes RMBS in the amount of $12.8 million that were sold prior to period end but for which such sale had not yet settled. Collateral transferred under outstanding borrowings as of December 31, 2016 includes RMBS in the amount of $33.5 million that were sold prior to year end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $15.0 million and additional securities with a fair value of $2.6 million as of September 30, 2017 as a result of margin calls from various counterparties. The Company posted net cash collateral of $42.2 million and additional securities with a fair value of $0.5 million as of December 31, 2016 as a result of margin calls from various counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table reflects counterparties for which the amounts at risk relating to our repurchase agreements was greater than 10% of shareholders' equity as of December 31, 2016. There was no counterparty for which the amount at risk was greater than 10% of shareholders' equity as of September 30, 2017.
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

The following tables present information about certain assets and liabilities representing financial instruments as of September 30, 2017 and December 31, 2016. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
September 30, 2017:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$6,150	$(2,428)	$—	$(48)	$3,674
Reverse repurchase agreements	56,875	(56,875)	—	—	—
Liabilities:
Financial derivatives–liabilities	(3,168)	2,428	—	740	—
Repurchase agreements	(1,642,313)	56,875	1,570,452	14,986	—

(1)	In the Company's Consolidated Balance Sheet, all balances associated with the repurchase agreements and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of September 30, 2017 were $1.71 billion. As of September 30, 2017 total cash collateral on financial derivative assets and liabilities excludes $25.0 million and $0.6 million, respectively of net excess cash collateral.

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

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of September 30, 2017 and 2016, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three and nine month periods ended September 30, 2017 and 2016:

(In thousands except for share amounts)	Three Month Period Ended September 30, 2017	Three Month Period Ended September 30, 2016	Nine Month Period Ended September 30, 2017	Nine Month Period Ended September 30, 2016
Numerator:
Net income	$6,340	$6,626	$9,996	$9,895
Denominator:
Basic and diluted weighted average shares outstanding	13,136,106	9,119,111	11,017,363	9,119,164
Basic and Diluted Earnings Per Share	$0.48	$0.73	$0.91	$1.09
9. Related Party Transactions
Management Agreement
The Company is party to the Management Agreement, which provided for an initial term through September 24, 2017, and has been, and will continue to be, renewed automatically each year thereafter for an additional one-year period, subject to certain termination rights. The Company is externally managed and advised by the Manager. Pursuant to the terms of the Management Agreement, the Manager provides the Company with its management team, including its officers, and appropriate support personnel. The Company does not have any employees. The Manager is responsible for the day-to-day operations of the Company.
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For the three month periods ended September 30, 2017 and 2016, the total management fee incurred was $0.7 million and $0.5 million, respectively. For the nine month periods ended September 30, 2017 and 2016, the total management fee incurred was $2.0 million and $1.6 million.
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
For the nine month periods ended September 30, 2017 and 2016 the Company reimbursed the Manager $1.6 million and $1.5 million, respectively, for previously incurred operating and compensation expenses.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of September 30, 2017 and December 31, 2016, there were 13,335,804 and 9,130,897 common shares outstanding, respectively. No preferred shares have been issued.
During each of the three month periods ended September 30, 2017 and 2016, the Board of Directors authorized dividends totaling $0.40 per share. Total dividends declared during the three month periods ended September 30, 2017 and 2016 were $5.3 million and $3.7 million, respectively. During the nine month periods ended September 30, 2017 and 2016, the Board of Directors authorized dividends totaling $1.20 per share and $1.25 per share, respectively. Total dividends declared during the nine month periods ended September 30, 2017 and 2016 were $13.9 million, and $11.4 million, respectively.
On May 15, 2017, the Company completed a follow-on offering of 3,000,000 of its common shares. The offering generated net proceeds, after underwriters' discounts and offering costs, in the amount of $41.8 million. On June 7, 2017 the Company issued an additional 230,000 common shares in connection with the partial exercise of the underwriters' option to purchase up to 15% of the common shares that the Company issued in the initial offering, which closed on May 15, 2017. The exercise of the underwriters' option resulted in net proceeds to the Company of an additional $3.2 million, after underwriters' discount and offering costs.
On June 26, 2017, the Company entered into equity distribution agreements with third party sales agents under which the Company is authorized to offer and sell common shares from time to time with a maximum aggregate gross offering price of up to $100.0 million. During the three month period ended September 30, 2017, the Company issued 958,230 common shares under the agreements, generating net proceeds of $13.9 million, after third party agent commissions and fees of $0.2 million. During the nine month period ended September 30, 2017, the Company issued 964,968 common shares under the agreements, generating net proceeds of $14.0 million, after third party agent commissions and fees of $0.2 million.
On September 12, 2017, the Company's Board of Trustees authorized the issuance of 9,976 shares to its independent trustees pursuant to director share award agreements. Such shares will vest and become non-forfeitable on September 11, 2018.

Detailed below is a roll forward of the Company's common shares outstanding for the three and nine month periods ended September 30, 2017 and 2016:

	Three Month Period Ended September 30, 2017	Three Month Period Ended September 30, 2016	Nine Month Period Ended September 30, 2017	Nine Month Period Ended September 30, 2016
Common Shares Outstanding (6/30/2017, 6/30/2016, 12/31/2016, and 12/31/2015, respectively)	12,367,598	9,117,183	9,130,897	9,135,103
Share Activity:
Shares issued	958,230	—	4,194,968	—
Restricted shares issued	9,976	9,856	9,976	9,856
Shares repurchased	—	—	—	(17,920)
Forfeiture of common shares to satisfy tax withholding obligations	—	—	(37)	—
Common Shares Outstanding (9/30/2017, 9/30/2016, 9/30/2017, and 9/30/2016, respectively)	13,335,804	9,127,039	13,335,804	9,127,039
Unvested restricted shares outstanding (9/30/2017, 9/30/2016, 9/30/2017, and 9/30/2016, respectively)	16,515	16,018	16,515	16,018
The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at September 30, 2017:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	9,976	September 12, 2017	September 11, 2018
Partially dedicated employees:
	2,302	December 13, 2016	December 13, 2017
	1,556	December 13, 2016	December 13, 2018
	2,359	December 15, 2015	December 15, 2017
	322	December 15, 2015	December 31, 2017

(1)	Date at which such restricted shares will vest and become non-forfeitable.
As of September 30, 2017, there were 344,874 shares available for future issuance under the Company's 2013 Equity Incentive Plan.
On August 13, 2013, the Company's Board of Trustees approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and the Company's financial performance, among other considerations. During the three and nine month periods ended September 30, 2017, the Company did not purchase any of its common shares. From inception of the share repurchase program through September 30, 2017, the Company has purchased 47,481 of its common shares at an aggregate cost of $0.6 million, and an average price per share of $12.03.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of September 30, 2017 and December 31, 2016 and management is not aware of any significant contingencies at September 30, 2017.

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
We were formed through an initial strategic venture among affiliates of Ellington, an investment management firm and registered investment adviser with a 22-year history of investing in a broad spectrum of MBS and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." As of September 30, 2017, the Blackstone Funds owned approximately 20% of our outstanding common shares. We are externally managed and advised by our Manager, an affiliate of Ellington.
In the second quarter of 2017, we completed a follow-on common share offering whereby we sold 3,230,000 shares for net proceeds of $45.0 million, after offering costs and underwriters' discounts. We fully deployed the net proceeds from the offering during the second quarter in our targeted assets.

Additionally we commenced an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell common shares from time to time with a maximum aggregate gross offering price of up to $100.0 million. During the three month period ended September 30, 2017 we issued 958,230 common shares under the ATM program, generating net proceeds of $13.9 million after third party agent commissions and fees of $0.2 million. During the nine month period ended September 30, 2017 we issued 964,968 common shares under the ATM program, generating net proceeds of $14.0 million, after third party agent commissions and fees, of $0.2 million.
We use leverage in our Agency RMBS strategy and, while we have not done so meaningfully to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of September 30, 2017, we had outstanding borrowings under repurchase agreements in the amount of $1.6 billion with fifteen counterparties.
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
As of September 30, 2017, our book value per share was $14.76 as compared to $14.71 as of June 30, 2017 and $15.52 as of December 31, 2016.
Trends and Recent Market Developments

•
In October, the Federal Reserve initiated its balance sheet normalization program, and began tapering asset purchases of both U.S. Treasury securities and Agency RMBS. At the November Federal Open Market Committee, or "FOMC," meeting, the Federal Reserve maintained the target range for the federal funds rate at 1.00%–1.25%.

•
For the third consecutive quarter, the yield curve flattened. The 2-year U.S. Treasury yield rose 10 basis points to end the quarter at 1.48%, while the 10-year U.S. Treasury yield increased only 3 basis points to 2.33%.

•
Despite the rise in U.S. Treasury yields, mortgage rates declined over the course of the third quarter, with the Freddie Mac survey 30-year mortgage rate falling 5 basis points to end the quarter at 3.83%.

•
Overall Agency RMBS prepayment rates declined slightly during the quarter. The Mortgage Bankers Association's Refinance Index, which measures refinancing application volumes, increased 2.0% quarter over quarter but remains well below the multi-year high reached in mid-2016.

•
Data released by S&P Dow Jones Indices for its S&P CoreLogic Case-Shiller Indices for August showed, on average, a continuation of mid-single-digit home price appreciation nationally, with home prices posting a 5.9% year-over-year increase for its 20-City Composite and a 5.3% year-over-year increase for its 10-City Composite, after seasonal adjustments.

•
Data from the Federal Reserve Bank of New York's Quarterly Report on Household Debt and Credit indicated that aggregate household debt balances increased 0.9% to $12.84 trillion in the second quarter of 2017, and are now $164 billion higher than the previous peak of $12.68 trillion reached in the third quarter of 2008. Additionally, in October the University of Michigan's Index of Consumer Sentiment increased 5.9% from the prior month and 15.5% year-over-year, representing its highest monthly level since January 2004.

Volatility remained at historic lows during the third quarter. The Merrill Lynch Option Volatility Estimate Index, or MOVE Index, declined to an all-time low, while the Chicago Board Options Exchange Volatility Index, known as the VIX, dropped to its lowest level in 23 years. U.S. Treasury yields were again range-bound, with the 10-year U.S. Treasury trading within a 35-basis point range during the quarter.
During the quarter, yield spreads across most credit products, including non-Agency RMBS, remained at the tightest points of their trailing two-year ranges. Corporate credit spreads fluctuated intra-quarter but finished the quarter tighter. As in prior quarters, demand remained strong for floating-rate debt instruments, including CLOs and leveraged loans. Finally, damage from recent hurricanes and ongoing negative headlines in retail led to heightened volatility in the CMBS market during the quarter.
Also during the third quarter, Agency RMBS finally participated in the spread tightening that other fixed-income asset classes had already benefited from this year. After the Federal Reserve announced at its September meeting the initiation of its tapering program, the Agency mortgage basis tightened significantly, suggesting that many investors had been waiting for policy clarity before adding Agency RMBS exposure. As measured by the Bloomberg Barclays U.S. MBS Agency Fixed Rate Index, Agency RMBS generated an excess return over the Bloomberg Barclays U.S. Treasury Index of 48 basis points for the quarter.
Mortgage REIT buying of Agency RMBS was also widespread following a number of equity raises, suggesting that private capital has been willing and able, at least so far, to replace the Federal Reserve's footprint in this market. Year-to-date through October 31, 2017, residential mortgage REITs have raised approximately $8.1 billion of capital, representing over $40 billion of Agency RMBS buying power. At the same time, low interest rate volatility and a muted prepayment environment have provided a significant tailwind to the sector.
Portfolio Overview and Outlook
As of September 30, 2017, our mortgage-backed securities portfolio consisted of $1.615 billion of fixed-rate Agency "specified pools," $27.1 million of Agency RMBS backed by adjustable rate mortgages, or "Agency ARMs," $68.1 million of Agency reverse mortgage pools, $12.1 million of Agency interest only securities, or "Agency IOs," and $20.6 million of non-Agency RMBS. Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and mortgages with various other characteristics.
Our overall RMBS portfolio increased by 5.4% to $1.743 billion as of September 30, 2017, as compared to $1.653 billion as of June 30, 2017. The increase in the size of our portfolio primarily reflects the investment, on a leveraged basis, of proceeds received from sales of common shares under our ATM program, though overall our debt-to-equity ratio, adjusted for unsettled purchases and sales, decreased to 8.3:1 as of September 30, 2017 from 8.5:1 as of June 30, 2017. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions. The majority of the ATM proceeds were invested in fixed-rate specified pools. In addition, separate from the net short TBA portfolio that we hold for hedging purposes, we decreased our long TBA positions that we hold for investment purposes to $105.8 million in notional amount at September 30, 2017, as compared to $121.3 million at June 30, 2017.
With the tightening in Agency RMBS yield spreads, our portfolio performed well in the third quarter. We also benefited from the outperformance of specified pools versus TBAs, as we continued to concentrate our long investments in specified pools, and to hold net short positions in TBAs as a significant component of our interest rate hedging strategy. Slightly lower roll costs in higher coupon TBAs and increased investor demand for specified pools were key drivers of the outperformance. Average pay-ups on our specified pools were unchanged at 0.71% as of September 30, 2017, as compared to June 30, 2017. Pay-ups are price premiums for specified pools relative to their TBA counterparts.
Our Agency RMBS portfolio turnover for the quarter was 17% (as measured by sales and excluding paydowns). Our portfolio selection continues to be informed by mortgage industry trends-including significant enhancements in technology that are helping streamline the origination process—and we note that refinancing capacity remains high, with employment in the mortgage industry near a post-financial crisis high.
We expect to continue to target specified pools that, taking into account their particular composition and based on our prepayment projections, should: (1) generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) have less prepayment sensitivity to government policy shocks, and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months, when actual prepayment experience can be observed. We believe that our research team, proprietary prepayment models, and extensive databases remain essential tools in our implementation of this strategy.
Our non-Agency RMBS performed well in the third quarter, driven by realized and unrealized gains and interest income. As the case has been for some time, the fundamentals underlying non-Agency RMBS, led by a stable housing market, continue to be strong. During the quarter we sold assets at net gains while also adding to the portfolio. As a result, our total investment in non-Agency RMBS remained unchanged at $20.6 million as of September 30, 2017 as compared to June 30, 2017. To the extent that more attractive entry points develop in non-Agency RMBS, we may further increase our capital allocation to this sector.

The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three month periods ended September 30, 2017, June 30, 2017, March 31, 2017, December, 31, 2016, and September 30, 2016.

	Three Month Period Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Three Month Constant Prepayment Rates(1)	9.6%	8.2%	12.7%	15.6%	14.1%

(1)	Excludes Agency fixed-rate RMBS without any prepayment history.
The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of September 30, 2017 and June 30, 2017.

		September 30, 2017			June 30, 2017
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	2.50	$637	$643	49	$—	$—	—
	3.00	52,430	54,011	18	47,786	49,163	16
	3.50	114,586	120,174	21	116,315	121,868	19
	4.00	9,832	10,440	34	10,312	10,901	31
Total 15-year fixed-rate mortgages		177,485	185,268	21	174,413	181,932	19
20-year fixed-rate mortgages	4.00	9,280	9,901	34	9,721	10,359	24
30-year fixed-rate mortgages:
	2.50	—	—	—	1,587	1,552	8
	3.00	16,660	16,684	27	16,341	16,421	22
	3.03	460	460	63	—	—	—
	3.25	1,105	1,125	9	—	—	—
	3.28	375	376	63	—	—	—
	3.50	455,056	472,261	18	442,995	458,090	16
	3.75	3,337	3,487	2	—	—	—
	4.00	549,245	583,052	15	529,251	560,897	14
	4.25	5,698	6,059	2	—	—	—
	4.50	269,387	290,912	21	238,047	256,911	20
	5.00	39,559	43,449	45	41,977	46,032	42
	5.50	1,295	1,433	128	1,367	1,515	125
	6.00	741	841	132	844	961	129
Total 30-year fixed-rate mortgages		1,342,918	1,420,139	18	1,272,409	1,342,379	17
Total fixed-rate Agency RMBS		$1,529,683	$1,615,308	19	$1,456,543	$1,534,670	17
Earnings and Net Interest Margin
We had net income of $6.3 million, or $0.48 per share, for the quarter ended September 30, 2017, as compared to $1.6 million, or $0.15 per share, for the quarter ended June 30, 2017. For the quarter ended September 30, 2017, Core Earnings was $5.0 million, or $0.38 per share, as compared to $4.8 million, or $0.45 per share, for the quarter ended June 30, 2017. Adjusted

Core Earnings for the quarter ended September 30, 2017 was $5.6 million, or $0.43 per share, as compared to $5.1 million, or $0.47 per share, for the quarter ended June 30, 2017. Lower Core Earnings and Adjusted Core Earnings per share in the current quarter was mainly due to the quarter-over-quarter decline in net interest margin, largely related to an increase in repo borrowing rates in the third quarter. Core Earnings and Adjusted Core Earnings are non-GAAP financial measures. See "Reconciliation of Core Earnings to Net Income" below for an explanation regarding the calculation of Core Earnings, Adjusted Core Earnings, and the Catch-up Premium Amortization Adjustment.
For the quarter ended September 30, 2017, the weighted average yield of our portfolio of Agency and non-Agency RMBS was 2.86%, while our average cost of funds including interest rate swaps and U.S. Treasury securities was 1.56%, resulting in a net interest margin for the quarter of 1.30%. In comparison, for the quarter ended June 30, 2017, the weighted average yield of our Agency and non-Agency RMBS was 2.94%, while our average cost of funds including interest rate swaps and U.S. Treasury securities was 1.38%, resulting in a net interest margin of 1.56%. For the third and second quarters, excluding the impact of the Catch-up Premium Amortization Adjustment, the weighted average yield of our portfolio remained unchanged at 3.01% and our adjusted net interest margin was 1.45% and 1.63%, respectively.
On a quarter-over-quarter basis, our cost of funds, including the cost of repo, interest rate swaps, and short positions in U.S. Treasury securities, increased to 1.56% from 1.38%. This quarter-over-quarter increase resulted primarily from an increase in our cost of repo, which increased as LIBOR rose. Our average cost of repo increased 22 basis points quarter over quarter to 1.31%, while the cost related to our interest rate swaps and U.S. Treasury securities decreased by 2 and 3 basis points from prior quarter, respectively. The relative make up of our interest rate hedging portfolio can change materially from quarter to quarter.
For the quarter ended September 30, 2017, we had total net realized and unrealized gains of $3.8 million, or $0.29 per share, on our aggregate Agency RMBS portfolio. Agency RMBS spread tightening during the period led to the net gains. For the same period we had total net realized and unrealized gains of $0.7 million, or $0.06 per share, on our non-Agency RMBS portfolio as underlying fundamentals remained strong.
During the quarter we continued to hedge interest rate risk, primarily through the use of interest rate swaps and short positions in TBAs, and to a lesser extent, short positions in U.S. Treasury securities. For the quarter, we had total net realized and unrealized losses of $(3.9) million, or $(0.29) per share, on our interest rate hedging portfolio. In our hedging portfolio, the relative proportion (based on 10-year equivalents1) of TBA short positions increased slightly quarter over quarter relative to interest rate swaps.
After giving effect to a third quarter dividend of $0.40 per share, our book value per share increased to $14.76 as of September 30, 2017, from $14.71 as of June 30, 2017, and we had an economic return of 3.1% for the quarter. Economic return is computed by adding back dividends declared to ending book value per share, and comparing that amount to book value per share as of the beginning of the quarter.
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. As of September 30, 2017, our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 3.9%, as compared to 3.7% as of June 30, 2017. Excluding TBA positions used to hedge our specified pool holdings, our Agency premium as a percentage of fair value was approximately 5.4% and 5.2% as of September 30, 2017 and June 30, 2017, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
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

Financing
Over the course of the quarter our cost of repo financing increased as LIBOR increased. Our average borrowing cost for the three month period ended September 30, 2017 was 1.31% as compared to 1.09% for the three month period ended June 30, 2017.
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
Our debt-to-equity ratio was to 8.3:1 as of September 30, 2017 as compared to 9.0:1 as of June 30, 2017. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 8.3:1 as of September 30, 2017 and 8.5:1 as of June 30, 2017. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions.
Critical Accounting Policies
Our unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP." Entities in which we have a controlling financial interest, through ownership of the majority of the entities' voting equity interests, or through other contractual right that give us control, are consolidated by us. All inter-company balances and transactions have been eliminated.
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
We follow the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or to 2016, 2015, and 2014 (its open tax years). In the normal course of business, we may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period, 2016, 2015, and 2014 (our open tax years). We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions; we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in the consolidated financial statements included in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
Investment portfolio
The following tables summarize our mortgage-backed securities portfolio of as of September 30, 2017 and December 31, 2016:

	September 30, 2017					December 31, 2016
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed-rate mortgages	$177,485	$185,268	$104.39	$185,456	$104.49	$141,829	$148,363	$104.61	$148,873	$104.97
20-year fixed-rate mortgages	9,280	9,901	106.69	9,990	107.65	10,488	11,185	106.65	11,275	107.50
30-year fixed-rate mortgages	1,342,918	1,420,139	105.75	1,422,196	105.90	888,976	940,457	105.79	948,157	106.66
ARMs	25,967	27,058	104.20	27,485	105.85	31,656	33,138	104.68	33,226	104.96
Reverse mortgages	62,055	68,050	109.66	68,228	109.95	57,411	62,058	108.09	63,114	109.93
Total Agency RMBS	1,617,705	1,710,416	105.73	1,713,355	105.91	1,130,360	1,195,201	105.74	1,204,645	106.57
Non-Agency RMBS	25,013	20,600	82.36	17,808	71.19	27,794	19,446	69.96	18,268	65.73
Total RMBS(2)	1,642,718	1,731,016	105.38	1,731,163	105.38	1,158,154	1,214,647	104.88	1,222,913	105.59
Agency IOs	n/a	12,051	n/a	12,965	n/a	n/a	12,347	n/a	11,841	n/a
Total mortgage-backed securities		1,743,067		1,744,128			1,226,994		1,234,754
U.S. Treasury securities sold short	(56,876)	(56,524)	99.38	(56,879)	100.01	(78,589)	(74,194)	94.41	(75,465)	96.02
Reverse repurchase agreements	56,875	56,875	100.00	56,875	100.00	75,012	75,012	100.00	75,012	100.00
Total		$1,743,418		$1,744,124			$1,227,812		$1,234,301

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Excludes Agency IOs.
The vast majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency CMOs. Within this strategy, we generally target Agency RMBS pools that, taking into account their particular composition and based on our prepayment projections: (1) should generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) should have less prepayment sensitivity to government policy shocks and/or (3) should create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months when actual prepayment experience can be observed. As of both September 30, 2017 and December 31, 2016, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
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

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of September 30, 2017 and December 31, 2016:

(In thousands)	September 30, 2017	December 31, 2016
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$29	$96
TBA securities sale contracts	1,633	949
Fixed payer interest rate swaps	3,121	4,198
Fixed receiver interest rate swaps	613	693
Swaptions	212	—
Futures	542	72
Total financial derivatives–assets, at fair value	6,150	6,008
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(204)	—
TBA securities sale contracts	(30)	(554)
Fixed payer interest rate swaps	(2,934)	(1,421)
Total financial derivatives–liabilities, at fair value	(3,168)	(1,975)
Total	$2,982	$4,033
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
As of September 30, 2017, as part of our interest rate hedging program, we also held short positions in U.S. Treasury securities, with a total principal amount of $56.9 million and a fair value of $56.5 million. As of December 31, 2016, we also held short positions in U.S. Treasury securities, with a total principal amount of $78.6 million and a fair value of $74.2 million.

The composition and relative mix of our hedging instruments may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of September 30, 2017 and December 31, 2016. We had no other borrowings outstanding.

	September 30, 2017			December 31, 2016
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$475,779	1.33%	17	$545,817	0.80%	19
31-60 days	950,188	1.31	45	304,398	0.91	45
61-90 days	212,389	1.36	75	299,081	0.98	74
91-120 days	2,051	1.40	104	1,050	0.88	109
121-150 days	—	—	—	12,428	0.97	135
151-180 days	1,906	1.45	166	35,199	1.05	164
Total	$1,642,313	1.32%	41	$1,197,973	0.88%	45
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. Because our strategy is flexible, dynamic, and opportunistic, our overall leverage will vary over time. As of September 30, 2017 and December 31, 2016, our total debt-to-equity ratio was 8.3 to 1 and 8.5 to 1, respectively. Collateral transferred with respect to our outstanding repo borrowings as of September 30, 2017 and December 31, 2016 had an aggregate fair value of $1.7 billion and $1.2 billion, respectively. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 8.3 to 1 as of both September 30, 2017 and December 31, 2016. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions.
Shareholders' Equity
As of September 30, 2017, our shareholders' equity increased to $196.8 million from $141.7 million as of December 31, 2016. This increase principally consisted of net proceeds from the issuance of common shares of approximately $59.1 million, after underwriters' discount and third party agent commissions, and net income of $10.0 million, partially offset by dividends declared of $13.9 million. Our common share issuances during the nine-month period included our May 2017 follow-on common share offering, the underwriters' subsequent partial exercise of their option to purchase additional common shares, and issuances under our ATM program. As of September 30, 2017, our book value per share was $14.76 as compared to $15.52 as of December 31, 2016.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2017 and 2016
The following table summarizes our results of operations for the three and nine month periods ended September 30, 2017 and 2016:

(In thousands except for per share amounts)	Three Month Period Ended September 30, 2017	Three Month Period Ended September 30, 2016	Nine Month Period Ended September 30, 2017	Nine Month Period Ended September 30, 2016
Net Interest Income
Net interest income	$7,148	$4,817	$23,161	$17,696
Expenses
Management fees to affiliate	741	539	1,953	1,596
Other operating expenses	740	715	2,237	2,281
Total expenses	1,481	1,254	4,190	3,877
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	4,343	3,768	2,782	23,391
Net realized and change in net unrealized gains (losses) on financial derivatives	(3,670)	(705)	(11,757)	(27,315)
Total Other Income (Loss)	673	3,063	(8,975)	(3,924)
Net Income	$6,340	$6,626	$9,996	$9,895
Net Income Per Common Share	$0.48	$0.73	$0.91	$1.09
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

The table below reconciles Core Earnings and Adjusted Core Earnings for the three and nine month periods ended September 30, 2017 and 2016 to the line, Net Income, on our Consolidated Statement of Operations, which we believe is the most directly comparable U.S. GAAP measure:

(In thousands except for share amounts)	Three Month Period Ended September 30, 2017	Three Month Period Ended September 30, 2016	Nine Month Period Ended September 30, 2017	Nine Month Period Ended September 30, 2016
Net Income	$6,340	$6,626	$9,996	$9,895
Less:
Net realized gains (losses) on securities	349	3,892	(3,001)	9,003
Net realized losses on financial derivatives, excluding periodic payments(1)	(3,938)	(3,679)	(10,462)	(18,102)
Change in net unrealized gains (losses) on securities	3,994	(124)	5,783	14,388
Change in net unrealized gains (losses) on financial derivatives, excluding accrued periodic payments(2)	968	3,600	499	(6,128)
Subtotal	1,373	3,689	(7,181)	(839)
Core Earnings	$4,967	$2,937	$17,177	$10,734
Catch-up Premium Amortization Adjustment	(667)	(1,448)	1,644	(2,648)
Adjusted Core Earnings	5,634	4,385	15,533	13,382
Weighted Average Shares Outstanding	13,136,106	9,119,111	11,017,363	9,119,164
Core Earnings Per Share	$0.38	$0.32	$1.56	$1.18
Adjusted Core Earnings Per Share	$0.43	$0.48	$1.41	$1.47

(1)
For the three month period ended September 30, 2017, represents Net realized gains (losses) on financial derivatives of $(2,981) less Net realized gains (losses) on periodic settlements of interest rate swaps of $957. For the three month period ended September 30, 2016, represents Net realized gains (losses) on financial derivatives of $(3,920) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(241). For the nine month period ended September 30, 2017, represents Net realized gains (losses) on financial derivatives of $(10,455) less Net realized gains (losses) on periodic settlements of interest rate swaps of $7. For the nine month period ended September 30, 2016, represents Net realized gains (losses) on financial derivatives of $(21,523) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(3,421).

(2)
For the three month period ended September 30, 2017, represents Change in net unrealized gains (losses) on financial derivatives of $(689) less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(1,657). For the three month period ended September 30, 2016, represents Change in net unrealized gains (losses) on financial derivatives of $3,215 less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(385). For the nine month period ended September 30, 2017, represents Change in net unrealized gains (losses) on financial derivatives of $(1,302) less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(1,801). For the nine month period ended September 30, 2016, represents Change in net unrealized gains (losses) on financial derivatives of $(5,792) less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $336.

Results of Operations for the Three Month Periods Ended September 30, 2017 and 2016
Net Income
Although net income decreased only slightly period over period, net income per common share was significantly lower for the three month period ended September 30, 2017 as compared to the same period of 2016. Average shares outstanding for the three month period ended September 30, 2017 includes the impact of shares issued under our follow-on equity offering as well as our ATM program. While our results for both three month periods benefited from higher asset prices, we had much higher hedging costs in the three month period ended September 30, 2017 as compared to the same period of 2016. Higher asset prices during the three month period ended September 30, 2016, fueled by increasing investor demand for high credit quality and attractive yielding assets, led to meaningful net realized and unrealized gains on our portfolio. At the same time, in each period our net income more than covered our quarterly dividend.
Interest Income
Our portfolio as of each of September 30, 2017 and 2016 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $12.6 million and $7.0 million in interest income on these securities for the three month periods ended September 30, 2017 and 2016, respectively. The period-over-period increase in interest income resulted from higher average holdings and a higher weighted average yield on our Agency RMBS. Our average holdings increased following the leveraged deployment of capital raised through our second quarter equity offering and our ATM program. Some of the variability in our interest income and portfolio yields is due to Catch-up Premium Amortization Adjustment. The adjustment is calculated as of the beginning of each quarter based on our then assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter. For the third quarter of 2017, we had a negative Catch-up

Premium Amortization Adjustment of approximately $(0.7) million, which decreased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our portfolio was 3.01% for the third quarter of 2017. By comparison, for the third quarter of 2016 the Catch-up Premium Amortization Adjustment decreased interest income by approximately $(1.4) million. Excluding this Catch-up Premium Amortization Adjustment, the weighted average yield on our portfolio for the third quarter of 2016 would have been 2.78%.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three month periods ended September 30, 2017 and 2016:

	Non-Agency(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three month period ended September 30, 2017	$358	$16,850	8.50%	$12,234	$1,745,537	2.80%	$12,592	$1,762,387	2.86%
Three month period ended September 30, 2016	$498	$19,124	10.42%	$6,504	$1,195,150	2.18%	$7,002	$1,214,274	2.31%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For each of the three month periods ended September 30, 2017 and 2016, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities. Our total interest expense for the three month period ended September 30, 2017 was $5.7 million, of which $5.4 million represented interest expense on our repo and approximately $0.3 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the three month period ended September 30, 2016 was $2.3 million, of which $2.0 million represented interest expense on our repo borrowings and approximately $0.3 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period increase in our total interest expense resulted mainly from higher rates on our repo borrowings stemming from the increase in short-term interest rates, as well as an increase in our average borrowings as a result of our larger asset base. Our average outstanding repo borrowings for the three month period ended September 30, 2017 was $1.6 billion, resulting in an average cost of funds of 1.31%. Our average outstanding repo borrowings for the three month period ended September 30, 2016 was $1.1 billion, resulting in an average cost of funds of 0.71%.
The following table shows information related to our average cost of funds for the three month periods ended September 30, 2017 and 2016.

($ in thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
Three Month Period Ended September 30, 2017	$1,633,746	$5,382	1.31%	1.23%	1.46%
Three Month Period Ended September 30, 2016	$1,138,439	$2,030	0.71%	0.51%	1.15%
As an alternative cost of funds measure, we add to our repo borrowing cost the net periodic amounts paid or payable by us on our interest rate swaps and the interest expense we incur on our short positions in U.S. Treasury securities, and express the total as an annualized percentage of our average outstanding borrowings. The total of our net periodic expense paid or payable under our interest rate swaps and our interest expense on our short positions in U.S. Treasury securities was $1.0 million for the three month period ended September 30, 2017, or 0.25% of our average outstanding repo borrowings, on an annualized basis, thereby resulting in an average cost of funds including interest rate swaps and short positions in U.S. Treasury securities of 1.56%. The total of our net periodic expense paid or payable under our interest rate swaps was $0.9 million for the three month period ended September 30, 2016, or 0.30% of our average outstanding borrowings, on an annualized basis, thereby resulting in an average cost of funds including interest rate swaps and short positions in U.S. Treasury securities of 1.01%. This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.
Management Fees
For the three month periods ended September 30, 2017 and 2016, our management fee expense was approximately $0.7 million and $0.5 million, respectively. The period-over-period increase was due to our higher capital base in the later period, which resulted from our follow-on equity offering as well as our ATM program. Management fees are calculated based on our shareholders' equity at the end of the quarter.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, and various other expenses incurred in connection with the operation of our business. Other operating expenses for both the three month periods ended September 30, 2017 and 2016 were approximately $0.7 million. Our expense ratio, which represents our annualized management fees and other operating expenses as a percentage of our average shareholders' equity, was 3.0% and 3.5% for the three month periods ended September 30, 2017 and 2016, respectively. The decrease in our expense ratio was primarily due to an increase in our average shareholders' equity for the three month period ended September 30, 2017 as compared to the three month period ended September 30, 2016, resulting from our follow-on equity offering and sales of shares under our ATM program that occurred during 2017.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gain (losses) on securities and financial derivatives. For the three month period ended September 30, 2017, other income was $0.7 million, and consisted of net realized and change in net unrealized gains of $4.3 million on our securities, primarily our Agency RMBS, partially offset by net realized and change in net unrealized losses of $(3.7) million on our financial derivatives. The three month period ended September 30, 2017 included increases in asset valuations, mainly on our Agency RMBS, as prices of fixed-rate Agency RMBS generally increased. Our interest rate hedges, which primarily include interest rate swaps, short positions in TBAs, and U.S. Treasury securities, generated net losses during the three month period ended September 30, 2017.
Other income (loss) for the three month period ended September 30, 2016 was $3.1 million and consisted of net realized and change in net unrealized gains of approximately $3.8 million on our securities, primarily our Agency RMBS, partially offset by realized and change in net unrealized losses of $(0.7) million on our financial derivatives. Demand for Agency RMBS increased over the quarter, providing support to prices and yield spreads.
Results of Operations for the Nine Month Periods Ended September 30, 2017 and 2016
Net Income
While net income increased slightly period over period, net income per common share was lower for the nine month period ended September 30, 2017 as compared to the same period of 2016. Average outstanding shares for the nine month period ended September 30, 2017 include the impact of shares issued under our follow-on equity offering as well as our ATM program. For the nine month period ended September 30, 2017, the cost of our interest rate hedges exceeded the net appreciation on our assets, thereby dampening our results relative to the same period of 2016.
Interest Income
Our portfolio as of each of September 30, 2017 and 2016 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $35.4 million and $24.0 million in interest income on these securities for the nine month periods ended September 30, 2017 and 2016, respectively. The period-over-period increase in interest income resulted from higher average holdings and higher weighted average yields on our Agency RMBS. Our average holdings increased following the leveraged deployment, in Agency RMBS, of capital raised through our equity offering and ATM program. Some of the variability in our interest income and portfolio yields is due to Catch-up Premium Amortization Adjustment. For the nine month period ended September 30, 2017, we had a positive Catch-up Premium Amortization Adjustment of approximately $1.6 million, which increased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our portfolio was 3.00% for the nine month period ended September 30, 2017. By comparison, for the nine month period ended September 30, 2016 the Catch-up Premium Amortization Adjustment decreased interest income by approximately $2.6 million. Excluding this Catch-up Premium Amortization Adjustment, the weighted average yield on our portfolio for the nine month period ended September 30, 2016 would have been 2.92%.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the nine month periods ended September 30, 2017 and 2016:

	Non-Agency(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Nine month period ended September 30, 2017	$1,038	$16,350	8.46%	$34,390	$1,482,809	3.09%	$35,428	$1,499,159	3.15%
Nine month period ended September 30, 2016	$1,674	$23,740	9.40%	$22,341	$1,193,564	2.50%	$24,015	$1,217,304	2.63%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the nine month periods ended September 30, 2017 and 2016, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities. Our total interest expense for the nine month period ended September 30, 2017 was $12.9 million, of which $11.8 million represented interest expense on our repo and approximately $1.1 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the nine month period ended September 30, 2016 was $6.6 million, of which $5.8 million represented interest expense on our repo borrowings and approximately $0.8 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period increase in our total interest expense resulted mainly from higher rates on our repo borrowings stemming from the increase in short-term interest rates, as well as an increase in average borrowings as a result of our larger asset base. Our average outstanding repo borrowings for the nine month period ended September 30, 2017 was $1.39 billion, resulting in an average cost of funds of 1.13%. Our average outstanding repo borrowings for the nine month period ended September 30, 2016 was $1.14 billion, resulting in an average cost of funds of 0.68%.
The following table shows information related to our average cost of funds for the nine month periods ended September 30, 2017 and 2016.

($ in thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
Nine Month Period Ended September 30, 2017	$1,390,900	$11,797	1.13%	1.04%	1.42%
Nine Month Period Ended September 30, 2016	$1,137,711	$5,762	0.68%	0.46%	0.99%
As an alternative cost of funds measure, we add to our repo borrowing cost the net periodic amounts paid or payable by us on our interest rate swaps and the interest expense we incur on our short positions in U.S. Treasury securities, and express the total as an annualized percentage of our average outstanding borrowings. The total of our net periodic expense paid or payable under our interest rate swaps and our interest expense on our short positions in U.S. Treasury securities was $2.9 million for the nine month period ended September 30, 2017, or 0.28% of our average outstanding repo borrowings, on an annualized basis, thereby resulting in an average cost of funds including interest rate swaps and short positions in U.S. Treasury securities of 1.41%. The total of our net periodic expense paid or payable under our interest rate swaps was $3.9 million for the nine month period ended September 30, 2016, or 0.46% of our average outstanding borrowings, on an annualized basis, thereby resulting in an average cost of funds including interest rate swaps and short positions in U.S. Treasury securities of 1.13%. This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.
Management Fees
For the nine month periods ended September 30, 2017 and 2016, our management fee expense was approximately $2.0 million and $1.6 million, respectively. The period-over-period increase was due to our higher capital base in the later period, which resulted from our follow-on equity offering as well as our ATM program. Management fees are calculated based on our shareholders' equity at the end of the quarter.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, and various other expenses incurred in connection with the operation of our business. Other operating expenses for the nine month periods ended

September 30, 2017 and 2016 were approximately $2.2 million and $2.3 million, respectively. Our expense ratio, which represents our annualized management fees and other operating expenses as a percentage of our average shareholders' equity, was 3.4% for the nine month period ended September 30, 2017, as compared to 3.6% for the nine month period ended September 30, 2016. The decrease in our expense ratio was primarily due to an increase in our average shareholders' equity for the nine month period ended September 30, 2017 as compared to the nine month period ended September 30, 2016, as a result of our follow-on equity offering and sales of shares under our ATM program that occurred during 2017. We also had a decrease in administration and professional fees for the nine month period ended September 30, 2017 as compared to the nine month period ended September 30, 2016.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gain (losses) on securities and financial derivatives. For the nine month period ended September 30, 2017, other loss was $(9.0) million, and consisted of net realized and change in net unrealized losses of $(11.8) million on our financial derivatives partially offset by net realized and change in net unrealized gains of $2.8 million on our securities, primarily our Agency RMBS. During the nine month period ended September 30, 2017, short-term interest rates rose, longer-term interest rates fluctuated but decreased somewhat overall, and Agency RMBS yield spreads widened in the first two quarters, based on market concerns around the eventual tapering of Agency RMBS purchases by the Federal Reserve, but tightened significantly in the third quarter. The modest gains in our Agency RMBS portfolio reflected the net effect of all these movements. We had net losses on our interest rate hedges as longer-term interest rates decreased over the period, and as fluctuations in interest rates throughout the year led to "delta-hedging" losses, as we actively adjusted our hedging portfolio following significant interest rate movements. To the extent that our hedging portfolio includes interest rate swaps, futures, and/or U.S. Treasury securities, our delta-hedging losses can be significant in fluctuating markets, and can lead to volatility in our results. Firm dollar roll prices led to net losses on our TBA hedges. Because we use short TBAs as a major component of our interest rate hedging portfolio, the relative underperformance of specified pools in comparison to TBAs also dampened our overall results for the period. For the nine month period ended September 30, 2017, as measured by sales and excluding paydowns, we turned over approximately 86% of our Agency RMBS portfolio and, as a result, we generated net realized losses of $(3.1) million on our Agency RMBS portfolio.
Other income (loss) for the nine month period ended September 30, 2016 was $(3.9) million and consisted of net realized and change in net unrealized losses of $(27.3) million on our financial derivatives partially offset by net realized and change in net unrealized gains of approximately $23.4 million on our securities, primarily our Agency RMBS. Overall, interest rates declined over the course of the nine month period which was marked by significant interest rate volatility, and both prices and pay-ups on our specified Agency pools increased.
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
As of September 30, 2017 and December 31, 2016, we had $1.6 billion and $1.2 billion, respectively, outstanding under our repurchase agreements. As of September 30, 2017, our outstanding repurchase agreements were with fifteen counterparties.

Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table reflects counterparties for which the amounts at risk relating to our repurchase agreements was greater than 5% of shareholders' equity as of September 30, 2017 and December 31, 2016.
September 30, 2017:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
Wells Fargo Bank, N.A.	$18,403	37	9.4%
RBC Capital Markets LLC	15,499	47	7.9%
J.P. Morgan Securities Inc.	13,077	40	6.6%
Deutsche Bank Securities	10,915	43	5.5%

(1)	Amounts at risk exclude, in aggregate, $1.9 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
December 31, 2016:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
J.P. Morgan Securities Inc.	$15,077	58	10.6%
Deutsche Bank Securities	11,778	36	8.3%
Wells Fargo Bank, N.A.	11,533	38	8.1%
RBC Capital Markets LLC	11,506	34	8.1%

(1)	Amounts at risk exclude, in aggregate, $1.6 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of September 30, 2017 and December 31, 2016, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 4.9% and 4.8%, respectively.

The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
September 30, 2017	$1,642,313	$1,633,746	$1,650,729
June 30, 2017(1)	1,628,450	1,339,806	1,628,450
March 31, 2017	1,178,285	1,194,321	1,199,860
December 31, 2016	1,197,973	1,170,091	1,197,973
September 30, 2016	1,158,962	1,138,439	1,158,962
June 30, 2016	1,205,987	1,132,184	1,205,987
March 31, 2016	1,133,841	1,142,501	1,175,531
December 31, 2015	1,222,719	1,228,964	1,286,274
September 30, 2015	1,225,905	1,242,650	1,248,604
June 30, 2015	1,264,479	1,247,617	1,269,551
March 31, 2015	1,211,110	1,239,167	1,255,568
December 31, 2014	1,323,080	1,275,874	1,323,080
September 30, 2014	1,233,333	1,251,296	1,275,122

(1)
For the quarter ended June 30, 2017 the significant increase between average borrowings outstanding and total borrowings as of June 30, 2017 was the result of our deployment of the proceeds from our follow-on offering of common shares during the quarter. Based on our higher equity base, we increased our repo borrowings so as to maintain our desired debt-to-equity ratio.

We held cash and cash equivalents of approximately $50.3 million and $33.5 million as of September 30, 2017 and December 31, 2016, respectively.
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
Nine Month Period Ended September 30, 2017

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.40	$3,652	March 6, 2017	March 31, 2017	April 25, 2017
Second Quarter	$0.40	$4,947	June 13, 2017	June 30, 2017	July 25, 2017
Third Quarter	$0.40	$5,334	September 12, 2017	September 29, 2017	October 25, 2017
Nine Month Period Ended September 30, 2016

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.45	$4,103	March 8, 2016	March 31, 2016	April 25, 2016
Second Quarter	$0.40	$3,647	June 14, 2016	June 30, 2016	July 27, 2016
Third Quarter	$0.40	$3,651	September 13, 2016	September 30, 2016	October 25, 2016
For the nine month period ended September 30, 2017, our operating activities provided net cash of $35.4 million and our investing activities used net cash of $509.5 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements) provided net cash of $444.3 million. Thus our operating and investing activities, when combined with our net repo financing activities, used net cash of $29.8 million. We received net proceeds from the issuance of common shares of $59.1 million, after underwriters'

discounts and third party agent commissions. We used $12.3 million to pay dividends and $0.3 million to pay offering costs. As a result of these activities, there was an increase in our cash holdings of $16.8 million from $33.5 million as of December 31, 2016 to $50.3 million as of September 30, 2017.
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
On August 13, 2013, our Board of Trustees approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. During the three and nine month periods ended September 30, 2017, we did not purchase any of our common shares.
In addition to completing an equity offering during the three month period ended June 30, 2017, we also entered into equity distribution agreements for an ATM program whereby we are able to sell shares from time to time in the open market or in negotiated transactions. Under the program, which is open-ended in duration, we can sell shares with a value of up to $100 million. As of September 30, 2017, we sold 964,968 shares at an average price of $14.49 under the offering program, for net proceeds of $14.0 million after third party agent commissions and fees of $0.2 million.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of September 30, 2017 and December 31, 2016, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of September 30, 2017 we had $1.6 billion of outstanding borrowings with fifteen counterparties.
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of September 30, 2017, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, excluding TBAs	$24,276	12.34%	$38,026	19.32%	$(34,805)	(17.69)%	$(80,135)	(40.72)%
TBAs	(9,257)	(4.71)%	(13,982)	(7.11)%	13,789	7.01%	32,110	16.32%
Non-Agency RMBS	354	0.18%	685	0.35%	(375)	(0.19)%	(773)	(0.40)%
U.S. Treasury Securities, Interest Rate Swaps, and Futures	(16,910)	(8.59)%	(34,309)	(17.43)%	16,421	8.34%	32,353	16.44%
Repurchase and Reverse Repurchase Agreements	(962)	(0.49)%	(1,924)	(0.98)%	962	0.49%	1,923	0.98%
Total	$(2,499)	(1.27)%	$(11,504)	(5.85)%	$(4,008)	(2.04)%	$(14,522)	(7.38)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our September 30, 2017 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Special Note Regarding Forward-Looking Statements."
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

101
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the nine month period ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	November 8, 2017	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	November 8, 2017	By:	/s/ LISA MUMFORD
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the nine month period ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.