Form 10-K
period 2017-12-31
Ellington Residential Mortgage REIT
filed 2018-03-14
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common shares held by non-affiliates was $137,874,647 based on the closing price as reported by the New York Stock Exchange on that date.
Number of the registrant's common shares outstanding as of March 9, 2018: 13,123,336
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement with respect to its 2018 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III hereof as noted therein.

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I
Item 1. Business
Except where the context suggests otherwise, "EARN," "we," "us," and "our" refer to Ellington Residential Mortgage REIT and its consolidated subsidiaries, including Ellington Residential Mortgage LP, our operating partnership subsidiary, which we refer to as our "Operating Partnership." We hold all of our assets and conduct all of our operations through our Operating Partnership. "Manager" refers to Ellington Residential Mortgage Management LLC, our external manager, and "Ellington" refers to Ellington Management Group, L.L.C. and its affiliated investment advisory firms, including our Manager. In certain instances, references to our Manager and services to be provided to us by our Manager may also include services provided by Ellington and its other affiliates from time to time. In certain instances, references to our Manager and services to be provided to us by our Manager may also include services provided by Ellington and its other affiliates from time to time. References to "Blackstone" mean The Blackstone Group LP. The "Blackstone Funds" means the group of funds that are managed by an affiliate of Blackstone and that helped form, and have a substantial investment in, our company.
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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account all information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; our use of and dependence on leverage; future changes with respect to the Federal National Mortgage Association, or "Fannie Mae," and Federal Home Loan Mortgage Corporation, or "Freddie Mac," and related events, including the lack of certainty as to the future roles of these entities and the U.S. Government in the mortgage market and changes to legislation and regulations affecting these entities; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities we own and intend to acquire; changes in rates of default and/or recovery rates on our non-Agency assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of this Annual Report on Form 10-K, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Our Company
Ellington Residential Mortgage REIT is a Maryland real estate investment trust formed in August 2012 that specializes in acquiring, investing in, and managing residential mortgage- and real estate-related assets. Our primary objective is to generate attractive current yields and risk-adjusted total returns for our shareholders by making investments that we believe compensate us appropriately for the risks associated with them. We seek to attain this objective by constructing and actively managing a portfolio consisting primarily of residential mortgage-backed securities, or "RMBS," for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," and, to a lesser extent, RMBS backed by prime jumbo, Alternative A-paper, or "Alt-A," manufactured housing, and subprime residential mortgage loans, or "non-Agency RMBS." We also may opportunistically acquire other types of residential mortgage- and real estate-related asset classes, such as residential mortgage loans, mortgage servicing rights, or "MSRs," and credit risk transfer securities, or “CRTs.” We believe that being able to combine Agency RMBS with non-Agency RMBS and other residential mortgage- and real estate-related asset classes enables us to balance a range of mortgage-related risks.

We were formed through an initial strategic venture among affiliates of Ellington, an investment management firm and registered investment adviser with a 23-year history of investing in a broad spectrum of mortgage-backed securities, or "MBS," and related derivatives, and the Blackstone Funds. As of December 31, 2017, the Blackstone Funds owned approximately 20% of our outstanding common shares. We have elected to be taxed as a real estate investment trust, or "REIT," for U.S. federal income tax purposes. We intend to maintain our exclusion from registration under the Investment Company Act.
Our Manager and Ellington
We are externally managed and advised by our Manager, an affiliate of Ellington, pursuant to a management agreement. Our Manager was formed solely to serve as our manager and does not have any other clients. In addition, our Manager does not have any employees of its own and instead relies on the employees of Ellington to perform its obligations to us.
The members of our management team are Michael Vranos, founder and Chief Executive Officer of Ellington, who serves as our Co-Chief Investment Officer and as a member of our Board of Trustees; Laurence Penn, Vice Chairman and Chief Operating Officer of Ellington, who serves as our President and Chief Executive Officer and as a member of our Board of Trustees; Mark Tecotzky, a Managing Director of Ellington, who serves as our Co-Chief Investment Officer; Lisa Mumford, who serves as our Chief Financial Officer; Daniel Margolis, General Counsel of Ellington, who serves as our General Counsel; JR Herlihy, a Director of Ellington, who serves as our Treasurer; Chris Smernoff, who serves as our Controller; and Jason Frank, Associate General Counsel of Ellington, who serves as our Secretary. Mr. Smernoff is expected to become our Chief Financial Officer upon Ms. Mumford's retirement from her position with our company on or about March 30, 2018, at which time Mr. Herlihy is expected to become our Chief Operating Officer. Each of these individuals is an officer of our Manager.
Our Manager is responsible for administering our business activities and day-to-day operations and, pursuant to a services agreement between our Manager and Ellington, relies on the resources of Ellington to support our operations. Ellington has well-established portfolio management resources for each of our targeted asset classes and an established infrastructure supporting those resources. Through our relationship with our Manager, we benefit from Ellington's highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community, financial and capital structuring skills, investment surveillance capabilities, and operational expertise. Ellington's analytic approach to the investment process involves collection of substantial amounts of data regarding historical performance of RMBS collateral and RMBS market transactions. Ellington analyzes this data to identify possible relationships and trends and develops financial models used to support our investment and risk management process. In addition, throughout Ellington's 23-year history of investing in RMBS and related derivatives, it has developed strong relationships with a wide range of dealers and other market participants that provide Ellington access to a broad range of trading opportunities and market information. As a result, Ellington provides us with access to a wide variety of asset acquisition and disposition opportunities and information that assist us in making asset management decisions across our targeted asset classes, which we believe provides us with a significant competitive advantage. We also benefit from Ellington's finance, accounting, operational, legal, compliance, and administrative functions.
As of December 31, 2017, Ellington employed over 160 employees and had assets under management of approximately $6.6 billion, of which (i) approximately $5.1 billion consisted of our company, as well as Ellington Financial LLC, a specialty finance company listed on the New York Stock Exchange, or "NYSE," under the ticker "EFC," and various hedge funds and other alternative investment vehicles that employ financial leverage, and (ii) approximately $1.5 billion consisted of accounts that do not employ financial leverage.
Our Strategy
We intend to capitalize on current market opportunities by utilizing an opportunistic strategy that we believe will enable us to generate attractive current yields and risk-adjusted total returns for our shareholders. In particular, our strategy consists of:

•	utilizing an investment model that focuses on security selection and allocates capital to assets that balance a range of mortgage-related risks;

•	constructing and actively managing a hybrid investment portfolio consisting primarily of Agency RMBS and, to a lesser extent, non-Agency RMBS, designed to:

•	take advantage of opportunities in the Agency RMBS market by acquiring Agency RMBS on a leveraged basis; and

•	take advantage of opportunities in the non-Agency residential mortgage market by purchasing investment grade and non-investment grade non-Agency RMBS, including senior and subordinated securities;

•
opportunistically acquiring and managing other mortgage- and real estate-related assets, such as MSRs, CRTs, and residential mortgage loans, that we would hold for appreciation and/or current income; and

•	opportunistically mitigating our interest rate and prepayment risk and, to a lesser extent, credit risk, by using a variety of hedging instruments.
Our strategy is adaptable to changing market environments, subject to compliance with the income and other tests that will allow us to maintain our qualification as a REIT for U.S. federal income tax purposes and to maintain our exclusion from registration as an investment company under the Investment Company Act. As a result, although we intend to focus on the acquisition and management primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS, residential mortgage loans, MSRs and CRTs, our acquisition and management decisions will depend on prevailing market conditions and our targeted asset classes may vary over time in response to market conditions. To the extent that we acquire MSRs, it may be necessary to hold such assets through a taxable REIT subsidiary, or "TRS." The income from such assets held through a TRS will be subject to U.S. federal corporate income tax. Our Manager is authorized to follow very broad investment guidelines and, as a result, we cannot predict our portfolio composition. We may change our strategy and policies without a vote of our shareholders. Moreover, although our independent trustees may periodically review our investment guidelines and our portfolio, they generally do not review our proposed asset acquisitions or asset management decisions.
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

Our Targeted Assets

Asset Class		Principal Assets
Agency RMBS	.	Agency RMBS collateralized by fixed rate mortgage loans, adjustable rate mortgage loans, or "ARMs," or hybrid mortgage loans, reverse mortgages, or derivatives thereof, including:
. whole and partial pool mortgage pass-through certificates;
.
Agency collateralized mortgage obligations, or "CMOs," including interest only securities, or "IOs," principal only securities, or "POs," inverse interest only securities, or "IIOs," and inverse floaters; and

. To-Be-Announced mortgage pass-through certificates, or "TBAs."
Non-Agency RMBS	.	RMBS backed by prime jumbo, Alt-A, manufactured housing, and subprime mortgages;
.
RMBS backed by fixed rate mortgages, ARMs, Option-ARMs, and residential mortgage loans that have interest rates that are fixed for a specified period of time (typically three, five, seven, or ten years) and, thereafter, adjust to an increment over a specified interest rate index, or "hybrid ARMs";

	.	RMBS backed by first lien and second lien mortgages;
	.	Investment grade and non-investment grade securities;
	.	Senior and subordinated securities; and
	.	Non-Agency CMOs, including IOs, POs, IIOs, and inverse floaters.
Other	.	Residential mortgage loans;
	.	MSRs;
	.	CRTs; and
	.	Other mortgage- and real estate-related assets, including asset-backed securities and certain hedging transactions.
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
Other Assets
We also may from time to time opportunistically acquire other mortgage- and real estate-related assets that may include, among others, residential mortgage loans MSRs and CRTs.
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
Valuation of Assets
Our Manager's valuation process is subject to the oversight of our Manager's Valuation Committee as well as the oversight of the independent members of our Board of Trustees. See Note 2 of the notes to consolidated financial statements included in this report for a complete discussion of our valuation process.
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
Our Financing Strategies and Use of Leverage
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. As of December 31, 2017, all of our debt financings consisted of repos. In a repo, we sell an asset to a counterparty at a discounted value, or the loan amount, and simultaneously agree to repurchase the same asset from such counterparty at a future date at a price equal to the loan amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repurchase agreements are accounted for as collateralized borrowings. During the term of a repurchase agreement, we generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our repurchase agreements are often used to purchase the asset subject to the transaction, our financing arrangements do not restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our repurchase agreement arrangements are typically documented under the standard form master repurchase agreement of the Securities Industry and Financial Markets Association, with the ability for both parties to request margin (i.e., to demand that the other party post additional collateral or repay a portion of the funds advanced) should the value of the underlying assets and posted collateral change. As the value of our collateral fluctuates, we and our repurchase agreement counterparties are required to post additional margin collateral to each other from time to time as part of the normal course of our business. Our repurchase agreement financing counterparties generally have the right, to varying degrees, to determine the value of the underlying collateral for margining purposes, subject to the terms and conditions of our agreement with the counterparty, including in certain cases our right to dispute the counterparty's valuation determination. As of December 31, 2017, we had approximately $1.6 billion outstanding under repos with fifteen counterparties, and given that we had approximately $192.7 million of shareholders' equity as of December 31, 2017, our debt-to-equity ratio was 8.3 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings.
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
Management Agreement
Upon our inception in September 2012, we entered into a management agreement with our Manager pursuant to which our Manager provides for the day-to-day management of our operations. The management agreement, as amended, requires our Manager to manage our business affairs in conformity with policies and investment guidelines that are approved and monitored by our Board of Trustees. Our Manager is subject to the direction and oversight of our Board of Trustees. Our Manager is responsible for, among other things:

•	the selection, purchase, and sale of our portfolio investments;

•	our financing and risk management activities;

•	providing us with advisory services; and

•	providing us with a management team, inclusive of a dedicated or partially dedicated Chief Financial Officer and appropriate support personnel as necessary.
Our Manager is responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to the management, operation, and administration of our assets and liabilities, and business as may be appropriate.
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

Reimbursement of Expenses
We do not maintain an office or employ personnel. We rely on the facilities and resources of our Manager to conduct our operations. We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the management agreement. Our Manager is responsible for all costs incident to the performance of its duties under the management agreement, including compensation of Ellington's employees and other related expenses, other than our allocable portion of the costs incurred by our Manager for certain dedicated or partially dedicated employees, including a Chief Financial Officer, one or more controllers, an in-house legal counsel, an investor relations professional, certain internal audit staff in connection with Sarbanes-Oxley compliance initiatives and certain other personnel performing duties for us, based on the portion of their working time and efforts spent on our matters and subject to approval of the reimbursed amounts by the Compensation Committee of our Board of Trustees. In addition, other than as expressly described in the management agreement, we are not required to pay any portion of rent, telephone, utilities, office furniture, equipment, machinery, and other office, internal and overhead expenses of our Manager and its affiliates. Expense reimbursements to our Manager are made within 60 days following delivery of the expense statement by our Manager.
Term and Termination
The current term of the management agreement will expire in September 2018 and will be automatically renewed for a one-year term on such date and on each anniversary of such date thereafter unless terminated as described below.
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
Conflicts of Interest; Equitable Allocation of Opportunities
Ellington manages various other clients that have strategies that are similar to, or overlap with, our strategy, including Ellington Financial LLC, a specialty finance company listed on the NYSE. As of December 31, 2017, Ellington managed various funds, accounts, and other vehicles that have strategies that are similar to, or that overlap with, our strategy, that had approximately $5.7 billion of total assets under management, excluding our assets but including $1.5 billion of accounts that do not employ financial leverage. Ellington makes available to our Manager all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington's written investment allocation policy, subject to the exception that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington's other accounts in all such opportunities. Ellington's investment and risk management committee and its compliance committee (headed by its Chief

Compliance Officer) are responsible for monitoring the administration of, and facilitating compliance with, Ellington's investment allocation procedures and policies.
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
Other policies of Ellington that our Manager applies to the management of our company include controls for:

•
Cross Transactions—defined as transactions between us or one of our subsidiaries, on the one hand, and an account (other than us or one of our subsidiaries) managed by Ellington or our Manager, on the other hand. It is Ellington's policy to engage in a cross transaction only when the transaction is in the best interests of, and is consistent with the objectives and policies of, both accounts involved in the transaction. Pursuant to the terms of the management agreement, Ellington or our Manager may enter into cross transactions where it acts both on our behalf and on behalf of the other party to the transaction; provided, however, that our Manager will not enter into any cross transactions on our behalf unless the cross transaction involves a "level one" asset for U.S. GAAP accounting purposes which is being crossed at market prices, or the cross transaction has received approval of a majority of our independent trustees. Although we believe such restrictions on our Manager's ability to engage in cross transactions on our behalf mitigate many risks, cross transactions, even at market prices, may potentially create a conflict of interest between our Manager's and our officers' duties to and interests in us and their duties to and interests in the other party. Subject to our Board of Trustees authorizing such action and upon written notice to our Manager, we may at any time revoke our consent to our Manager's executing cross transactions. Additionally, unless approved in advance by a majority of our independent trustees or pursuant to and in accordance with a policy that has been approved by a majority of our independent trustees, all cross transactions must be effected at the then-prevailing market prices. Pursuant to our Manager's current policies and procedures, assets for which there are no readily observable market prices may be purchased or sold in cross transactions (i) at prices based upon third-party bids received through auction, (ii) at the average of the highest bid and lowest offer quoted by third-party dealers, or (iii) according to another pricing methodology approved by our Manager's Chief Compliance Officer.

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

•
Investment in Other Ellington Accounts—pursuant to our management agreement, if we invest in any other investment fund or other investment for which Ellington or one of its affiliates receives management, origination, or structuring fees, then unless agreed otherwise by majority of the Company's independent trustees, the management fee payable by us to our Manager will be reduced by an amount equal to the applicable portion (as described in the management agreement) of any such management, origination, or structuring fees.

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
Staffing
We currently do not have any employees. All of our executive officers, and our partially dedicated personnel, which include our Chief Financial Officer, Treasurer, controllers, accounting staff, in-house legal counsel, investor relations professional, and internal audit staff, are employees of Ellington or one or more of its affiliates. See "—Management Agreement" above.
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
Item 1A. Risk Factors
If any of the following risks occurs, our business, financial condition or results of operations could be materially and adversely affected. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance. In connection with the forward-looking statements that appear in our periodic reports on Form 10-Q and Form 10-K, our Current Reports on Form 8-K, our press releases and our other written and oral communications, you should also carefully review the cautionary statements referred to in such reports and other communications referred to under "Special Note Regarding Forward-Looking Statements."
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
The payments we receive on our Agency RMBS depend upon a steady stream of payments on the underlying mortgages and such payments are guaranteed by Fannie Mae, Freddie Mac, or the Government National Mortgage Association, within the U.S. Department of Housing and Urban Development, or "Ginnie Mae." Fannie Mae and Freddie Mac are government-sponsored enterprises, or "GSEs," but their guarantees are not backed by the full faith and credit of the United States. Ginnie Mae, which guarantees MBS backed by federally insured or guaranteed loans primarily consisting of loans insured by the Federal Housing Administration, or "FHA," or guaranteed by the Department of Veterans Affairs, or "VA," is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States.
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
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. The U.S. Federal Reserve, or the "Federal Reserve," has been increasing the target range for the federal funds rate since December 2015, and has indicated that further interest rate increases may occur in the near future.
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
Since December 2013, the Federal Reserve announced and completed eight incremental reductions in its purchases of Agency RMBS and U.S. Treasury securities under its accommodative monetary policies, and concluded its QE3 asset buying program at the end of October 2014. While the Federal Reserve continues to reinvest principal payments from its U.S. Treasury security and Agency RMBS holdings, in October 2017. the Federal Reserve initiated its balance sheet normalization program, whereby it began tapering asset purchases of both U.S. Treasury securities and Agency RMBS. In addition, the Federal Reserve has been increasing the target range for the federal funds rate since December 2015, and has indicated that further interest rate increases may occur in the near future. See "—Increases in interest rates could adversely affect the value of our assets and cause our interest expense to increase, and increase the risk of default on our assets which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to shareholders." Should the U.S. economy begin to deteriorate, the Federal Reserve could decide to reinstate its asset purchase program or institute other measures designed to reduce interest rates. These measures could lead to a flattening in the yield curve, increased prepayment rates (resulting from lower long-term interest rates, including mortgage rates), and a narrowing of our net interest margin.
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
Many of the non-Agency RMBS in which we invest are collateralized by Alt-A and subprime mortgage loans, which are mortgage loans that were originated using less stringent underwriting guidelines than those used in underwriting prime mortgage loans (mortgage loans that generally conform to Fannie Mae or Freddie Mac underwriting guidelines). These underwriting guidelines were more permissive as to borrower credit history or credit score, borrower debt-to-income ratio, loan-to-value ratio, and/or as to documentation (such as whether and to what extent borrower income was required to be disclosed or verified). In addition, even when specific underwriting guidelines were represented by loan originators as having been used in connection with the origination of mortgage loans, these guidelines were in many cases not followed as a result of aggressive lending practices, fraud (including borrower or appraisal fraud), or other factors. Mortgage loans that were underwritten pursuant to less stringent or looser underwriting guidelines, or that were poorly underwritten to their stated guidelines, have experienced, and should be expected to experience in the future, substantially higher rates of delinquencies, defaults, and foreclosures than those experienced by mortgage loans that were underwritten in a manner more consistent with Fannie Mae or Freddie Mac guidelines. Thus, because of the higher delinquency rates and losses associated with Alt-A and subprime mortgage loans, the performance of RMBS backed by Alt-A and subprime mortgage loans that we may acquire could be correspondingly adversely affected, which could adversely impact our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
Our portfolio may include non-Agency RMBS which are backed by residential mortgage loans that do not conform to the Fannie Mae or Freddie Mac underwriting guidelines, including subprime, manufactured housing, Alt-A, and prime jumbo mortgage loans. Consequently, the principal and interest on non-Agency RMBS, unlike those on Agency RMBS, are not guaranteed by GSEs such as Fannie Mae and Freddie Mac or, in the case of Ginnie Mae, the U.S. Government.

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
In the event of defaults under mortgage loans backing any of our non-Agency RMBS, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan. The recently enacted law informally known as the Tax Cuts and Jobs Act, or “TCJA,” reduced the mortgage interest deduction and the state and local income and property tax deduction. These changes could adversely impact housing prices in markets to which we have exposure.
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
We depend on a variety of services provided by third-party service providers related to our non-Agency RMBS and whole mortgage loans and loan pools we may acquire. We rely on the mortgage servicers who service the mortgage loans backing our non-Agency RMBS to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services. Our mortgage servicers and other service providers to our non-Agency RMBS, such as trustees, bond insurance providers and custodians, may not perform in a manner that promotes our interests. In addition, legislation that has been enacted or that may be enacted in order to reduce or prevent foreclosures through, among other things, loan modifications, may reduce the value of mortgage loans backing our non-Agency RMBS or whole mortgage loans that we may acquire. Mortgage servicers may be incentivized by the U.S. Government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. In addition to legislation that creates financial incentives for mortgage loan servicers to modify loans and take other actions that are intended to prevent foreclosures, legislation has also been adopted that creates a safe harbor from liability to creditors for servicers that undertake loan modifications and other actions that are intended to prevent foreclosures. Finally, legislation has been adopted that delays the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limit the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans underlying the mortgage servicing rights. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a result of these legislative actions, the mortgage loan servicers on which we rely may not perform in our best interests or up to our expectations. If our third-party service providers including mortgage servicers do not perform as expected, our business, financial condition and results of operations and our ability to pay dividends to our shareholders may be materially adversely affected.
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
One of the biggest risks overhanging the non-Agency RMBS market has been uncertainty around the timing and ability of servicers to foreclose on defaulted loans, so that they can liquidate the underlying properties and ultimately pass the liquidation proceeds through to RMBS holders. Given the magnitude of the housing crisis, and in response to the well-publicized failures of many servicers to follow proper foreclosure procedures, mortgage servicers are being held to much higher foreclosure-related documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures) throughout the origination, warehouse, and securitization processes, mortgage servicers are generally having much more difficulty furnishing the requisite documentation to initiate or complete foreclosures. This leads to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related delays also tend to increase ultimate loan loss severities as a result of property deterioration, amplified legal and other costs, and other factors. Many factors delaying foreclosure, such as borrower lawsuits and judicial backlog and scrutiny, are outside of a servicer's control and have delayed, and will likely continue to delay, foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states. The concerns about deficiencies in foreclosure practices of servicers and related delays in the foreclosure process may impact our loss assumptions and affect the values of, and our returns on, our investments in RMBS and residential whole loans.
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
Through the use of leverage, we may acquire positions with market exposure significantly greater than the amount of capital committed to the transaction. For example, by entering into repurchase agreements with advance rates, or haircut levels (a haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such reverse repo borrowing is adequately collateralized), of 5%, we could theoretically leverage capital allocated to Agency RMBS by a debt-to-equity ratio of as much as 20 to 1. There is no specific limit on the amount of leverage that we may use. Leverage can enhance our potential returns but can also exacerbate losses. Even if an asset increases in value, if the asset fails to earn a return that equals or exceeds our cost of borrowing, the leverage will diminish our returns.
Leverage also increases the risk of our being forced to precipitously liquidate our assets. See "—Our lenders and derivative counterparties may require us to post additional collateral, which may force us to liquidate assets, and if we fail to post sufficient collateral our debts may be accelerated and/or our derivative contracts terminated on unfavorable terms" below.
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
Subject to maintaining our qualification as a REIT and exclusion from registration as an investment company under the Investment Company Act, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates and, to a lesser extent, credit risk. Our hedging activity is expected to vary in scope based on the level and volatility of interest rates, the types of liabilities and assets held and other changing market conditions. Hedging may fail to protect or could adversely affect us because, among other things:

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
We enter into interest rate swaps to hedge risks associated with our portfolio. Entities entering into such swaps are exposed to credit losses in the event of non-performance by counterparties to these transactions. Effective October 12, 2012, the CFTC issued rules regarding such swaps under the authority granted to it pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the "Dodd-Frank Act."
The rules primarily impacted our trading of these instruments in two ways. First, beginning on June 10, 2013, certain newly executed swaps, including many interest rate swaps, became subject to mandatory clearing through a central counterparty clearinghouse, or "CCP." It is the intent of the Dodd-Frank Act that, by mandating the clearing of swaps in this manner, swap counterparty risk would not become overly concentrated in any single entity, but rather would be spread and centralized among the CCP and its members. We are not a direct member of any CCP, so we must access the CCPs through a futures commission merchant, or "FCM," which acts as intermediary between us and the CCP with respect to all facets of the transaction, including the posting and receipt of required collateral. If we lost access to our FCMs or CCPs, we could potentially be unable to use interest rate swaps and credit default swaps to hedge our risks.
The second way that the rules impact our trading of these instruments is the Swap Execution Facility, or "SEF," mandate, which came into effect on October 2, 2013, and requires that we execute most interest rate swaps on an electronic platform, rather than over the phone or in some other manner. If we were to lose access to our selected SEFs or we were otherwise unable to communicate with them, this would prevent us from being able to trade these instruments. If we were unable to execute our hedging trades in a timely manner, particularly in a volatile market environment, we may not be able to execute our strategies in the most advantageous manner.
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
At any time, U.S. federal, state, local or foreign laws or regulations that impact our business, or the administrative interpretations of those laws or regulations, may be enacted or amended. For example, on July 21, 2010 the Dodd-Frank Act was enacted, which significantly revised many financial regulations. Certain portions of the Dodd-Frank Act were effective immediately, while other portions have become or will become effective following rulemaking and transition periods, but many of these changes could materially impact the profitability of our business or the business of our Manager or Ellington, our access to financing or capital, the value of the assets that we hold, expose us to additional costs, require changes to business practices, or adversely affect our ability to pay dividends. For example, the Dodd-Frank Act alters the regulation of commodity interests, imposes regulation on the over-the-counter derivatives market, places restrictions on residential mortgage loan originations, and reforms the asset-backed securitization markets most notably by imposing credit requirements. While there continues to be uncertainty about the exact impact of all of these changes, we do know that we and our Manager are subject to a more complex regulatory framework, and are incurring and will in the future incur costs to comply with new requirements as well as to monitor compliance in the future.
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
For example, our portfolio of mortgage-related assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of security, downturns or other significant events or developments relating generally to such region or type of security may result in defaults on a number of our assets within a short time period, which may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.

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
We may invest in securities in the developing CRT sector that are subject to mortgage credit risk.
We may invest in credit risk transfer securities, or “CRTs.” CRTs are designed to transfer a portion of the mortgage credit risk on a pool of insured or guaranteed mortgage loans from the insurer or guarantor of such loans to CRT investors. In a CRT transaction, interest and/or principal of the CRT is written off following certain credit events, such as delinquencies, defaults, and/or realized losses, on the underlying mortgage pool. To date, the vast majority of CRTs consist of risk sharing transactions issued by the GSEs, namely Fannie Mae's Connecticut Avenue Securities program, or “CAS,” and Freddie Mac's Structured Agency Credit Risk program, or “STACR.” These securities have historically been structured as unsecured debt of the related GSE, but where the principal payments and principal write-offs are determined by the prepayments, delinquencies, and/or realized losses on a reference pool of mortgage loans guaranteed by such GSE. However, it is anticipated that in the future Fannie Mae and Freddie Mac will issue CRTs with a variety of other structures.
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
The Blackstone Funds own a significant portion of our common shares, and one of our trustees is also an affiliate of Blackstone, while another of our trustees serves as a Senior Advisor to Blackstone and serves on other boards of companies that are affiliates of Blackstone. As a result, Blackstone may have influence over our ability to enter into any corporate transaction that requires the approval of shareholders regardless of whether shareholders believe that any such transactions are in their best interests. Similarly, Blackstone may have influence over transactions that we engage in, including transactions which require the approval of our trustees. Such items may include decisions related to future capital raises, investment strategy, dividend declarations, financing decisions and decisions regarding our Manager. Blackstone is also in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Blackstone may also pursue acquisition opportunities that are complementary to our business, and, as a result, those acquisition opportunities may not be available to us. As long as funds controlled by or associated with Blackstone continue to own a significant amount of our outstanding common shares, or Blackstone affiliates continue to serve as our trustees, Blackstone may continue to be able to influence our decisions.

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
Termination of our management agreement without cause, including termination for poor performance or non-renewal, is subject to several conditions which may make such a termination difficult and costly. The management agreement has a current term that expires on September 24, 2018, and will be automatically renewed for successive one-year terms thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. The management agreement provides that it may be terminated by us based on performance upon the affirmative vote of at least two-thirds of our independent trustees, or by a vote of the holders of at least a majority of our outstanding common shares, based either upon unsatisfactory performance by our Manager that is materially detrimental to us or upon a determination by the Board of Trustees that the management fee payable to our Manager is not fair, subject to our Manager's right to prevent such a termination by accepting a mutually acceptable reduction of management fees. In the event we terminate the management agreement as discussed above or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to 5% of our shareholders' equity as of the month-end preceding the date of the notice of termination or non-renewal. These provisions will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.
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
While our common shares are listed on the NYSE, such listing does not provide any assurance as to:

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

•	increases in market interest rates that lead purchasers of our common shares to demand a higher yield;

•	repurchases and issuances by us of our common shares;

•	passage of legislation, changes in applicable law, court rulings, enforcement actions or other regulatory developments that adversely affect us or our industry;

•	changes in government policies or changes in timing of implementation of government policies, including with respect to Fannie Mae, Freddie Mac, and Ginnie Mae;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by shareholders;

•	speculation in the press or investment community;

•	general market and economic conditions;

•	our operating performance and the performance of other similar companies;

•	changes in accounting principles; and

•	the disposition by the Blackstone Funds of all or any portion of our common shares held by them in accordance with and subject to applicable securities laws.
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
We expect to remain an emerging growth company through December 28, 2018.
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
In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities and preferred shares, if any, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common shares. Our preferred shares, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to pay a dividend or other distribution to the holders of our common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common shares bear the risk of our future offerings reducing the market price of our common shares and diluting their share holdings in us.

Future sales of our common shares or other securities convertible into our common shares could cause the market value of our common shares to decline and could result in dilution of your shares.
Sales of substantial amounts of our common shares or other securities convertible into our common shares could cause the market price of our common shares to decrease significantly. We cannot predict the effect, if any, of future sales of our common shares or other securities convertible into our common shares, or the availability of such securities for future sales, on the market price of our common shares. Sales of substantial amounts of our common shares or other securities convertible into our common shares, or the perception that such sales could occur, may adversely affect prevailing market values for our common shares.
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
Our declaration of trust authorizes us to issue additional authorized but unissued common shares and preferred shares. In addition, our Board of Trustees may, without shareholder approval, approve amendments to our declaration of trust to increase the aggregate number of our authorized shares or the number of shares of any class or series that we have authority to issue and may classify or reclassify any unissued common shares or preferred shares and may set the preferences, rights and other terms of the classified or reclassified shares. As a result, among other things, our Board of Trustees may establish a class or series of common shares or preferred shares that could delay or prevent a transaction or a change in our control that might involve a premium price for our common shares or otherwise be in the best interests of our shareholders.
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
Our declaration of trust limits the liability of our present and former trustees and officers to us and our shareholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our present and former trustees and officers will not have any liability to us or our shareholders for money damages other than liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the trustee or officer that was established by a final judgment and is material to the cause of action.
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
The U.S. federal income tax laws governing REITs are complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets, our income and our earnings and profits, or "E&P" (calculated pursuant to Code Sections 316 and 857(d) and the regulations thereunder), the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Our ability to satisfy the asset tests depends upon the characterization and fair market values of our assets, some of which are not susceptible to a precise determination. Our compliance with the REIT income and asset tests and the accuracy of our tax reporting to shareholders also depend upon our ability to successfully manage the calculation and composition of our gross and net taxable income, our E&P and our assets on an ongoing basis. Although we intend to operate so as to maintain our qualifications as a REIT, given the complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the potential tax treatment of the investments we make, and the possibility of future changes in our circumstances, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.
If we fail to qualify as a REIT in any calendar year, and do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax (and any applicable state and local taxes), including, for taxable years prior to 2018, any applicable alternative minimum tax, on our taxable income at regular corporate rates (for federal income tax purposes a maximum rate of 35% applies through 2017 and a 21% rate applies for 2018), and dividends paid to our shareholders would not be deductible by us in computing our taxable income (although such dividends received by certain non-corporate U.S. taxpayers generally would be subject to a preferential rate of taxation). Further, if we fail to qualify as a REIT, we might need to borrow money or sell assets in order to pay any resulting tax. Our payment of income tax would decrease the amount of our income available for distribution to our shareholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required under U.S. federal tax laws to distribute substantially all of our REIT taxable income to our shareholders. Unless our failure to qualify as a REIT was subject to relief under the U.S. federal tax laws, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.

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
In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including RMBS. The remainder of our investment in securities (other than government securities and qualified REIT real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, TRS securities and qualified REIT real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. Generally, if we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and becoming subject to U.S. federal income tax (at a 35% rate through 2017 and a 21% rate in 2018) and any applicable state and local taxes on all of our income. As a result, we may be required to liquidate from our portfolio otherwise attractive investments or contribute such investments to a TRS, in which event they will be subject to regular corporate U.S. federal, state and local taxes assuming that the TRS is organized in the United States. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.
Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our shareholders.
To qualify as a REIT, we must distribute to our shareholders each calendar year at least 90% of our REIT taxable income (including certain items of non-cash income), determined excluding any net capital gains and without regard to the deduction for dividends paid. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax (at a 35% rate through 2017 and a 21% rate in 2018) on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:

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
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT's total assets may consist of stock or securities of one or more TRSs. The TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis. Any domestic TRS that we may form will pay U.S. federal, state and local income tax on its taxable income at regular corporate tax rates, and its after-tax net income will be available for distribution to us but is not required to be distributed to us. In certain circumstances, the ability to deduct interest expense by any TRS that we may form could be limited.
Our ownership limitation may restrict change of control or business combination opportunities in which our shareholders might receive a premium for their common shares.
In order for us to qualify as a REIT, no more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. "Individuals" for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. In order to help us qualify as a REIT, among other purposes, our declaration of trust generally prohibits any person from beneficially or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our shares.
The ownership limitation and other restrictions could have the effect of discouraging a takeover or other transaction in which holders of our common shares might receive a premium for their common shares over the then-prevailing market price or which holders might believe to be otherwise in their best interests.
Dividends payable by REITs do not qualify for the reduced tax rates available for "qualified dividend income."
The maximum U.S. federal income tax rate applicable to "qualified dividend income" paid to U.S. taxpayers taxed at individual rates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. For taxable years beginning after December 31, 2017 and before January 1, 2026, under the TCJA non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduced corporate tax rate (21% beginning in 2018) could cause investors who are taxed at individual rates and regulated investment companies to perceive investments in the stocks of REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could adversely affect the value of the stock of REITs, including our common shares.
We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common shares.
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. The TCJA significantly changes the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or assure our shareholders that any such changes will not adversely affect the taxation of a shareholder. We and our shareholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.
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
Item 3. Legal Proceedings
Neither we nor Ellington nor its affiliates (including our Manager) are currently subject to any legal proceedings that we or our Manager consider material. Nevertheless, we and Ellington and its affiliates operate in highly regulated markets that currently are under regulatory scrutiny, and Ellington and its affiliates have received, and we expect in the future that we and they may receive, inquiries and requests for documents and information from various federal, state and foreign regulators. For example, in January 2017, an affiliate of Ellington received a subpoena from the SEC requesting documents, communications, and other information relating primarily to a loan originator and the loans originated by such originator, such affiliate's analyses of such loans, the purchases and securitizations of such loans by such affiliate and by certain third parties, and the servicing of such loans. Ellington's affiliate has responded to the subpoena and intends to continue to cooperate with any further requests. Ellington has advised us that, at the present time, it is not aware that any material legal proceeding against us or Ellington or its affiliates is contemplated in connection with any such inquiries or requests. We and Ellington cannot provide any assurance that these or any future such inquiries and requests will not result in further investigation of or the initiation of a proceeding against us or Ellington or its affiliates or that, if any such investigation or proceeding were to arise, it would not materially adversely affect us. For a discussion of certain risks to which we or Ellington or its affiliates could be exposed as a result of inquiries or requests for documents and information received by us or Ellington or its affiliates, see "Risk Factors—We or Ellington or its affiliates may be subject to regulatory inquiries or proceedings" included in Part 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Our common shares have been listed on the New York Stock Exchange ("NYSE") under the symbol "EARN" since May 1, 2013. The following table sets forth, for the periods indicated, the high and low sales prices for our common shares:

	Common Stock Sales Price
	High	Low
2017:
First Quarter	$14.83	$12.82
Second Quarter	15.74	13.96
Third Quarter	14.96	13.44
Fourth Quarter	14.65	12.01
2016:
First Quarter	$12.90	$9.57
Second Quarter	13.30	11.72
Third Quarter	14.43	12.84
Fourth Quarter	13.92	12.21
The closing price for our common shares on March 9, 2018, was $11.20.
Holders of Our Common Shares
Based upon a review of a securities position listing as of March 9, 2018, we had an aggregate of 109 holders of record and holders of our common shares who are nominees for an undetermined number of beneficial owners.
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
The following table sets forth the dividends per share we have paid to our shareholders with respect to the periods indicated.

	Dividend Per Share	Record Date	Payment Date
For the year ended December 31, 2017:
First Quarter	$0.40	March 31, 2017	April 25, 2017
Second Quarter	0.40	June 30, 2017	July 25, 2017
Third Quarter	0.40	September 29, 2017	October 25, 2017
Fourth Quarter	0.37	December 29, 2017	January 25, 2018
For the year ended December 31, 2016:
First Quarter	$0.45	March 31, 2016	April 25, 2016
Second Quarter	0.40	June 30, 2016	July 27, 2016
Third Quarter	0.40	September 30, 2016	October 25, 2016
Fourth Quarter	0.40	December 30, 2016	January 25, 2017
We cannot assure you that we will pay any future dividends to our shareholders and the dividends set forth in the table above are not intended to be indicative of the amount and timing of future dividends, if any.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2017 with respect to compensation plans under which equity securities of our Company are authorized for issuance. We have no such plans that were not approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of our outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,945	(1)	N/A	340,461	(2)

(1)	There are 15,945 restricted Common Shares outstanding pursuant to our 2013 Equity Incentive Plan.

(2)
The number of Common Shares that may be issued under the 2013 Equity Incentive Plan will be increased in an amount that results from multiplying 3% and the total number of Common Shares sold in any future public or private offering of our Common Shares, subject to a maximum of 1,500,000 shares.

Unregistered Sales of Equity Securities
Pursuant to our 2013 Equity Incentive Plan, on December 12, 2017, we granted 4,413 restricted common shares to our partially dedicated employees. The restricted common shares are subject to forfeiture restrictions that will lapse with respect to 2,630 of the common shares on December 12, 2018 and 1,783 of the common shares on December 12, 2019. Such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(a)(2) of the Securities Act.

Performance
This performance graph is furnished and shall not be deemed filed with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.
The following graph provides a comparison of the cumulative total return on our common shares to the cumulative total return on the Standard & Poor's 500 Composite Stock Price Index, or the "S&P 500," and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index, or the "FTSE NAREIT MREIT." The comparison is for the period from May 1, 2013, the day our common shares commenced trading on the NYSE, to December 31, 2017, and assumes in each case, a $100 investment on May 1, 2013 and the reinvestment of dividends.
The actual cumulative total returns shown on the graph above are as follows:

		December 31,
	May 1, 2013	2013	2014	2015	2016	2017
Ellington Residential Mortgage REIT	$100.00	$85.95	$103.55	$90.63	$108.46	$112.14
S&P 500	100.00	118.52	134.73	136.58	152.91	186.28
FTSE NAREIT MREIT	100.00	83.44	98.34	89.69	110.17	131.93
The performance information above has been obtained from sources believed to be reliable, but neither its accuracy or completeness can be guaranteed. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.

Item 6. Selected Financial Data
The following table presents selected consolidated financial information as of December 31, 2017, 2016, 2015, 2014, and 2013, and for the years ended December 31, 2017, 2016, 2015, 2014, and 2013. The consolidated financial information presented below as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016, and 2015, has been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated financial information as of December 31, 2015, 2014 and 2013, and the year ended December 31, 2014 and 2013, was derived from our historical audited consolidated financial statements not included in this Annual Report on Form 10-K.
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
Condensed Statement of Operations

	Year Ended December 31,
(In thousands except for per share amounts)	2017	2016	2015	2014	2013
Net Interest Income
Net interest income	$30,143	$24,224	$34,515	$42,313	$24,810
Expenses
Management fees	2,678	2,129	2,304	2,285	2,066
Professional fees	737	668	574	986	624
Compensation expense	775	599	621	678	401
Insurance expense(1)	304	361	408	476	330
Other operating expenses(1)	1,208	1,252	1,238	1,327	905
Total Expenses	5,702	5,009	5,145	5,752	4,326
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	(7,175)	(1,676)	(9,327)	51,007	(63,602)
Net realized and change in net unrealized gains (losses) on financial derivatives	(6,478)	(5,633)	(20,013)	(71,400)	41,204
Total Other Income (Loss)	(13,653)	(7,309)	(29,340)	(20,393)	(22,398)
Net Income (Loss)	$10,788	$11,906	$30	$16,168	$(1,914)
Net Income (Loss) Per Common Share	$0.93	$1.31	$—	$1.77	$(0.29)
Cash Dividends Declared Per Common Share	$1.57	$1.65	$2.00	$2.20	$1.14

(1)	Conformed to current period presentation.

Condensed Consolidated Balance Sheet

	As of December 31,
(In thousands except for share amounts)	2017	2016	2015	2014	2013
Assets
Cash and cash equivalents	$56,117	$33,504	$40,166	$45,237	$50,112
Mortgage-backed securities, at fair value	1,685,998	1,226,994	1,242,266	1,393,303	1,326,036
Due from brokers	26,754	49,518	33,297	18,531	18,347
Financial derivatives–assets, at fair value	8,792	6,008	2,183	3,072	34,963
Reverse repurchase agreements	81,461	75,012	78,632	13,987	—
Receivable for securities sold	21,606	33,199	155,526	41,834	76,692
Other assets	6,359	4,899	4,614	5,110	4,940
Total Assets	$1,887,087	$1,429,134	$1,556,684	$1,521,074	$1,511,090
Liabilities and Shareholders' Equity
Liabilities
Repurchase agreements	$1,597,206	$1,197,973	$1,222,719	$1,323,080	$1,310,347
Payable for securities purchased	3,830	5,516	98,949	4,227	2,776
Due to brokers	489	1,055	439	583	22,788
Financial derivatives–liabilities, at fair value	1,863	1,975	4,725	8,700	1,069
U.S. Treasury securities sold short, at fair value	81,289	74,194	78,447	13,959	—
Dividend payable	4,936	3,652	4,111	5,032	4,570
Other liabilities	4,771	3,092	2,439	2,128	2,360
Total Liabilities	1,694,384	1,287,457	1,411,829	1,357,709	1,343,910
Shareholders' Equity
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—	—	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (13,340,217, 9,130,897, 9,135,103, 9,149,274, and 9,139,842 shares issued and outstanding, respectively)	134	92	92	91	91
Additional paid-in-capital	240,062	180,996	181,027	181,282	181,147
Accumulated deficit	(47,493)	(39,411)	(36,264)	(18,008)	(14,058)
Total Shareholders' Equity	192,703	141,677	144,855	163,365	167,180
Total Liabilities and Shareholders' Equity	$1,887,087	$1,429,134	$1,556,684	$1,521,074	$1,511,090
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We are a Maryland real estate investment trust, or "REIT," formed in August 2012 that specializes in acquiring, investing in, and managing residential mortgage- and real estate-related assets. Our primary objective is to generate attractive current yields and risk-adjusted total returns for our shareholders by making investments that we believe compensate us appropriately for the risks associated with them. We seek to attain this objective by constructing and actively managing a portfolio consisting primarily of residential mortgage-backed securities, or "RMBS," for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," and, to a lesser extent, RMBS that do not carry such guarantees, or "non-Agency RMBS," such as RMBS backed by prime jumbo, Alternative A-paper, manufactured housing, and subprime residential mortgage loans. We also may opportunistically acquire and manage other types of residential mortgage-related and real estate-related asset classes, such as residential mortgage loans, mortgage servicing rights, or "MSRs," and credit risk transfer securities, or "CRTs." We believe that being able to combine Agency RMBS with non-Agency RMBS and other residential mortgage- and real estate-related asset classes enables us to balance a range of mortgage-related risks.
We were formed through an initial strategic venture among affiliates of Ellington Management Group, L.L.C., an investment management firm and registered investment adviser with a 23-year history of investing in a broad spectrum of MBS and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." As of December 31, 2017, the Blackstone Funds owned approximately 20% of our outstanding common shares. We are externally managed and advised by Ellington Residential Mortgage Management LLC, or our "Manager," an affiliate of Ellington Management Group, L.L.C.
In the second quarter of 2017, we completed a follow-on common share offering whereby we sold 3,230,000 shares for net proceeds of $45.0 million, after offering costs and underwriters' discounts.
Additionally we commenced an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell common shares from time to time with a maximum aggregate gross offering price of up to $100.0 million. During the year ended December 31, 2017 we issued 964,968 common shares under the ATM program, generating net proceeds of $14.0 million after third party agent commissions and fees of $0.2 million.
As a result of the equity raises, we expanded our capital base by $58.9 million year over year and correspondingly lowered our expense ratio by 0.2%.
We use leverage in our Agency RMBS strategy and, while we have not done so meaningfully to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of December 31, 2017, we had outstanding borrowings under repurchase agreements in the amount of $1.6 billion with fifteen counterparties.
We have elected to be taxed as a REIT for U.S. federal income tax purposes. Accordingly, we generally will not be subject to U.S. federal income taxes on our taxable income that we distribute currently to our shareholders as long as we maintain our qualification as a REIT. We intend to conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act of 1940, as amended, or the "Investment Company Act."
As of December 31, 2017, our book value per share was $14.45, as compared to $15.52 as of December 31, 2016.
Trends and Recent Market Developments

•
The U.S. Federal Reserve, or "Federal Reserve," raised the target range for the federal funds rate three times in 2017, and ended the year with a target range of 1.25%–1.50%. The market is currently expecting several additional interest rate hikes in 2018.

•
During each quarter of 2017, the yield curve flattened. Over the course of the year, the 2-year U.S. Treasury yield increased 70 basis points and finished the year at 1.88%, while the 10-year U.S. Treasury yield decreased 4 basis points to 2.41%. At year end, the spread between the 2-year U.S. Treasury yield and 10-year U.S. Treasury yield was just 52 basis points, compared to 126 basis points at the end of 2016.

•
In October 2017, the Federal Reserve initiated its balance sheet normalization program, pursuant to which it began tapering asset purchases of both U.S. Treasury securities and Agency RMBS, with the objective that its securities portfolio will run off according to a well-defined schedule until reaching a level no larger "than necessary to implement monetary policy efficiently and effectively." For Agency RMBS, the pace of balance sheet reduction began at $4 billion per month during the fourth quarter of 2017, for an aggregate Agency RMBS balance sheet reduction amount of $12 billion in 2017. Beginning in January 2018, the monthly balance sheet reduction amount increased to $8 billion, and is set to increase an additional $4 billion at the beginning of each subsequent quarter of 2018, resulting in cumulative scheduled Agency RMBS balance sheet reductions of $168 billion for 2018.

•
Mortgage rates decreased during the first nine months of 2017 before reversing course in the fourth quarter. The Freddie Mac survey 30-year mortgage rate fell 49 basis points between year-end 2016 and September 30, 2017, and then rose 16 basis points to end 2017 at 3.99%. Overall Agency RMBS prepayment rates were relatively stable during the year. The Mortgage Bankers Association's Refinance Index, which measures refinancing application volumes, finished 2017 almost exactly where it began the year and substantially below the multi-year high reached in mid-2016.

•
Data released by S&P Dow Jones Indices for its S&P CoreLogic Case-Shiller Indices for December 2017 showed, on average, a continuation of mid-single-digit home price appreciation nationally, with home prices posting a 6.3% year-over-year increase for its 20-City Composite and a 6.0% year-over-year increase for its 10-City Composite, after seasonal adjustments.

•
Data from the Federal Reserve Bank of New York's Quarterly Report on Household Debt and Credit indicated that aggregate household debt balances increased 4.5% year over year to $13.15 trillion in 2017, which is $473 billion higher than the previous peak of $12.68 trillion reached in the third quarter of 2008. The University of Michigan's Index of Consumer Sentiment increased 5.3% in 2017, indicating consumers hold a favorable assessment of the economy and their current financial condition.

•The Tax Cuts and Jobs Act, or "TCJA," was enacted in December, resulting in significant changes to the U.S. tax code.
The year ended December 31, 2017 proved to be one of the least volatile years for interest rates on record, despite three interest rate hikes from the Federal Reserve, a new administration in Washington, significant geopolitical uncertainties, and the first pullback in quantitative easing in a decade. Over the course of the year, the 10-year U.S. Treasury yield traded within a 59-basis point range, which was the tightest annual range in over 50 years, and ended the year only 4 basis points lower than where it began. As long-term interest rates remained range-bound, short-term rates rose, and the yield curve consistently flattened each quarter in 2017.
Both the Merrill Lynch Option Volatility Estimate Index, or MOVE Index, and Chicago Board Options Exchange Volatility Index, known as the VIX, declined over the course of 2017 and reached all-time lows in the fourth quarter. Meanwhile, U.S. equities trended steadily upward in 2017, finishing the year near all-time highs after receiving a boost from the passage of the TCJA in December, and in particular from anticipation of the lowering of corporate income tax rates starting in 2018.
Credit spreads in most sectors declined over the course of 2017, and ended the year at or near the tightest points of their trailing three-year ranges. Demand remained strong throughout 2017 for floating-rate debt instruments, including CLOs and leveraged loans, as rising LIBOR rates throughout the year—including a particularly steep rise in LIBOR towards the end of the year—boosted coupons. CMBS yield spreads ended 2017 tighter than the prior year. Over the course of 2017, the CMBS market appeared to have successfully navigated—without much adverse impact—both the new risk retention regulations and the large volume of commercial mortgages that matured from pre-crisis CMBS. Legacy non-Agency RMBS also performed well throughout the year, although a large number of these bonds received reduced National Association of Insurance Commissioners, or "NAIC," ratings in December that caused price declines. The reduced NAIC ratings removed a strong technical factor that had been supporting the market for these bonds.
For the first eight months of the year, Agency RMBS yield spreads failed to tighten in sympathy with credit spreads. However, after the Federal Reserve's announcement in September of the initiation of its tapering program, Agency RMBS yield spreads tightened significantly, suggesting that many investors had been waiting for policy clarity before adding Agency RMBS exposure. On a year-over-year basis, Agency RMBS option adjusted spreads finished tighter as the market seemingly absorbed the initiation of the Federal Reserve's balance sheet runoff without issue.
Mortgage REIT buying of Agency RMBS also increased substantially following a number of equity raises, suggesting that private capital might be able to replace the Federal Reserve's footprint in this market. In 2017, residential mortgage REITs raised approximately $8.3 billion of capital, representing over $40 billion of Agency RMBS buying power. At the same time, low interest rate volatility and a muted prepayment environment provided a significant tailwind to the sector. As measured by the Bloomberg Barclays U.S. MBS Agency Fixed Rate Index, Agency RMBS generated an excess return over the Bloomberg Barclays U.S. Treasury Index of 52 basis points in 2017.
Portfolio Overview and Outlook
As of December 31, 2017, our mortgage-backed securities portfolio consisted of $1.556 billion of fixed-rate Agency "specified pools," $29.6 million of Agency RMBS backed by adjustable rate mortgages, or "Agency ARMs," $70.6 million of Agency reverse mortgage pools, $12.2 million of Agency interest only securities, or "Agency IOs," and $18.0 million of non-Agency RMBS. Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and mortgages with various other characteristics.
Our overall RMBS portfolio increased by approximately 37%, to $1.686 billion, as of December 31, 2017, as compared to $1.227 billion as of December 31, 2016. The increase in the size of our portfolio reflects the investment, on a leveraged basis, of the proceeds received through our follow-on equity offering and ATM program during 2017. Our debt-to-equity ratio as of December 31, 2017 and 2016 was 8.3:1 and 8.5:1, respectively. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions. In addition, separate from the net short TBA portfolio that we hold for hedging purposes, we increased our long TBA positions that we hold for investment purposes to $113.1 million in notional amount at December 31, 2017, as compared to $49.1 million at

December 31, 2016. TBAs are forward-settling Agency RMBS where the mortgage pass-through certificates to be delivered are "To-Be-Announced."
We view our net Agency pool assets-to-equity ratio—which we define as the net aggregate market value of our Agency pools and our net short TBA positions, divided by total shareholders' equity—as an important measure of our effective overall leverage. As of December 31, 2017 and 2016, our net Agency pool assets-to-equity ratio was 5.5:1 and 5.3:1, respectively. We believe that using TBA short positions to reduce our net Agency pool assets-to-equity ratio has several advantages, including: (i) reducing our risk and book value volatility, (ii) enabling us to take advantage of dislocations in specified pool pay-ups without increasing our overall net exposure to Agency yield spreads, and (iii) during times of increased volatility, allowing us to avoid the high rebalancing costs associated with interest rate swap hedges.
We were well positioned for the Agency RMBS spread tightening that started in September 2017, having deployed nearly all of the capital we had raised earlier in the year into Agency RMBS, and having reduced our TBA short position coming into the third quarter. However, although Agency RMBS spreads generally held firm during the fourth quarter, many shorter-duration RMBS (including higher-coupon pools and 15-year pools) underperformed longer-duration RMBS, which led to net unrealized losses on our portfolio for the fourth quarter.
Over the course of 2017, although the low interest rate volatility and muted prepayment environment provided a significant tailwind to the mortgage sector generally, this dynamic generated limited trading opportunities for us and bolstered the value of the TBA pools that we held short. For the year, our securities and TBA hedge positions generated net realized and unrealized losses, which were only partially offset by net realized and unrealized gains on our interest rate swaps. Nevertheless, these losses were more than offset by the strong interest income on our Agency RMBS portfolio, as net interest income drove our earnings. Compared to 2016, our net interest income increased by 24% in 2017, from $24.2 million for the year ended December 31, 2016 to $30.1 million for the year ended December 31, 2017, primarily as a result of our larger investment portfolio, which grew as we deployed the capital raised through our common share offerings.
Average pay-ups on our specified pools were virtually unchanged year over year, decreasing only 2 basis points to 0.68% as of December 31, 2017, as compared to 0.70% at December 31, 2016. Pay-ups are price premiums for specified pools relative to their TBA counterparts. Specified pools generally outperformed TBAs over the course of the year, thus marginally benefiting our portfolio as we continued to concentrate our long investments in specified pools and hold net short positions in TBAs as a significant component of our interest rate hedging strategy. Looking forward, we expect that the scheduled acceleration of the Federal Reserve's tapering will put downward pressure on TBA prices and thereby benefit our TBA short positions, because the Federal Reserve acquires its Agency pools through purchases of TBA contracts.
Our Agency RMBS portfolio turnover for the year was 98% (as measured by sales and excluding paydowns), with most of the turnover coming in the first half of the year as we actively traded our Agency RMBS portfolio in order to capitalize on sector rotation opportunities.
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
Our non-Agency RMBS performed well during the year, driven by strong interest income and net realized and unrealized gains. Fundamentals underlying non-Agency RMBS remain strong, led by a stable housing market. During the year we net sold assets at gains. Our total investment in non-Agency RMBS decreased to $18.0 million as of December 31, 2017, as compared to $19.4 million as of December 31, 2016. To the extent that more attractive entry points develop in non-Agency RMBS, we may increase our capital allocation to this sector.
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three month periods ended December 31, 2017, September 30, 2017, June 30, 2017, March 31, 2017, and December, 31, 2016.

	Three Month Period Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Three Month Constant Prepayment Rates(1)	9.6%	9.6%	8.2%	12.7%	15.6%

(1)	Excludes Agency fixed-rate RMBS without any prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of December 31, 2017 and 2016.

		December 31, 2017			December 31, 2016
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	2.50	$612	$613	52	$—	$—	—
	3.00	50,391	51,453	21	35,199	36,201	20
	3.50	110,748	115,001	24	97,018	101,868	21
	4.00	9,247	9,707	36	9,612	10,294	30
Total 15-year fixed-rate mortgages		170,998	176,774	24	141,829	148,363	22
20-year fixed-rate mortgages	4.00	8,712	9,230	36	10,488	11,185	18
30-year fixed-rate mortgages:
	2.50	—	—	—	1,607	1,562	2
	3.00	15,580	15,612	29	16,000	15,970	29
	3.03	456	457	66	—	—	—
	3.25	1,100	1,115	12	—	—	—
	3.28	373	373	66	—	—	—
	3.50	433,348	447,904	22	255,122	263,743	18
	3.75	3,319	3,455	5	—	—	—
	4.00	522,981	551,217	18	391,677	415,251	17
	4.25	5,672	5,992	5	—	—	—
	4.50	281,412	300,833	20	173,689	188,083	22
	5.00	37,379	40,451	48	48,324	52,981	35
	5.50	1,228	1,347	131	1,670	1,854	119
	6.00	736	833	135	887	1,013	123
Total 30-year fixed-rate mortgages		1,303,584	1,369,589	21	888,976	940,457	20
Total fixed-rate Agency RMBS		$1,483,294	$1,555,593	21	$1,041,293	$1,100,005	20
For the year ended December 31, 2017, we had total net realized and unrealized losses of $(9.0) million, or $(0.77) per share, on our aggregate Agency RMBS portfolio. Although Agency RMBS prices remained firm during the year, many shorter-duration RMBS (including higher-coupon pools and 15-year pools) underperformed longer-duration RMBS, leading to net unrealized losses on our overall portfolio for the year. We had total net realized and unrealized gains for the year of $2.5 million, or $0.21 per share, on our non-Agency RMBS portfolio as underlying fundamentals remained strong.
During the year ended December 31, 2017, we continued to hedge interest rate risk, primarily through the use of interest rate swaps and short positions in TBAs, and to a lesser extent, short positions in U.S. Treasury securities. For the year, we had total net realized and unrealized losses of $(7.1) million, or $(0.62) per share, on our interest rate hedging portfolio. In our hedging portfolio, the relative proportion (based on 10-year equivalents1) of TBA short positions decreased year over year relative to interest rate swaps.

1"10-year equivalents" for a group of positions represent the amount of 10-year U.S. Treasury securities that would experience a similar change in market value under a standard parallel move in interest rates.

After giving effect to quarterly dividends in the aggregate amount of $1.57 per share, and including the approximately $0.44 per share dilutive effect of our common share offerings during the year, our book value per share decreased to $14.45 as of December 31, 2017, from $15.52 as of December 31, 2016, and as a result we had an economic return of 3.2% for the year. Excluding the dilutive effect of our common share offerings, we had an economic return of 6.1% for the year. Economic return is computed by adding back dividends declared to ending book value per share, and comparing that amount to book value per share as of the beginning of the year.
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. As of December 31, 2017, our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 3.5%, as compared to 3.6% as of December 31, 2016. Excluding TBA positions used to hedge our specified pool holdings, our Agency premium as a percentage of fair value was approximately 4.8% and 5.4% as of December 31, 2017 and 2016, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
We believe that our adaptive and active style of portfolio management is well suited to the current MBS market environment, which continues to be shaped by heightened prepayment risk, shifting central bank and government policies, regulatory changes, and developing technologies.
Financing
Over the course of the year our cost of repo financing increased as LIBOR increased. Our average borrowing cost for the year ended December 31, 2017 was 1.21%, as compared to 0.71% for the year ended December 31, 2016.
While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as banks, are becoming more active in providing repo financing. Most of our outstanding repo financing is still provided by banks and bank affiliates; however, in limited amounts, we have also entered into repo agreements with non-bank dealers. In general, we continue to see strong appetite and competitive terms from both types of lenders.
Our debt-to-equity ratio was to 8.3:1 as of December 31, 2017 as compared to 8.5:1 as of December 31, 2016. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 8.2:1 as of December 31, 2017 and 8.3:1 as of December 31, 2016. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions.
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
Certain of our critical accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that all of the decisions and assessments upon which our consolidated financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on our Manager and Ellington Management Group, L.L.C. and its affiliates', or "Ellington's," experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a complete discussion of our significant accounting policies. We have identified our most critical accounting policies to be the following:
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

Financial Condition
Investment portfolio
The following tables summarize our mortgage-backed securities portfolio of as of December 31, 2017 and 2016:

	December 31, 2017					December 31, 2016
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed-rate mortgages	$170,998	$176,774	$103.38	$178,551	$104.42	$141,829	$148,363	$104.61	$148,873	$104.97
20-year fixed-rate mortgages	8,712	9,230	105.95	9,394	107.83	10,488	11,185	106.65	11,275	107.50
30-year fixed-rate mortgages	1,303,584	1,369,589	105.06	1,380,265	105.88	888,976	940,457	105.79	948,157	106.66
ARMs	28,087	29,558	105.24	29,949	106.63	31,656	33,138	104.68	33,226	104.96
Reverse mortgages	64,608	70,617	109.30	70,901	109.74	57,411	62,058	108.09	63,114	109.93
Total Agency RMBS	1,575,989	1,655,768	105.06	1,669,060	105.91	1,130,360	1,195,201	105.74	1,204,645	106.57
Non-Agency RMBS	21,995	18,025	81.95	15,278	69.46	27,794	19,446	69.96	18,268	65.73
Total RMBS(2)	1,597,984	1,673,793	104.74	1,684,338	105.40	1,158,154	1,214,647	104.88	1,222,913	105.59
Agency IOs	n/a	12,205	n/a	13,197	n/a	n/a	12,347	n/a	11,841	n/a
Total mortgage-backed securities		1,685,998		1,697,535			1,226,994		1,234,754
U.S. Treasury securities sold short	(82,492)	(81,289)	98.54	(81,836)	99.20	(78,589)	(74,194)	94.41	(75,465)	96.02
Reverse repurchase agreements	81,461	81,461	100.00	81,461	100.00	75,012	75,012	100.00	75,012	100.00
Total		$1,686,170		$1,697,160			$1,227,812		$1,234,301

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Excludes Agency IOs.
The vast majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency CMOs. Within this strategy, we generally target Agency RMBS pools that, taking into account their particular composition and based on our prepayment projections: (1) should generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) should have less prepayment sensitivity to government policy shocks and/or (3) should create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months when actual prepayment experience can be observed. As of both December 31, 2017 and 2016, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
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

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of December 31, 2017 and 2016:

(In thousands)	December 31, 2017	December 31, 2016
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$26	$96
TBA securities sale contracts	376	949
Fixed payer interest rate swaps	7,475	4,198
Fixed receiver interest rate swaps	563	693
Swaptions	181	—
Futures	171	72
Total financial derivatives–assets, at fair value	8,792	6,008
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(266)	—
TBA securities sale contracts	(469)	(554)
Fixed payer interest rate swaps	(1,128)	(1,421)
Total financial derivatives–liabilities, at fair value	(1,863)	(1,975)
Total	$6,929	$4,033
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
As of December 31, 2017, as part of our interest rate hedging program, we also held short positions in U.S. Treasury securities, with a total principal amount of $82.5 million and a fair value of $81.3 million. As of December 31, 2016, we also held short positions in U.S. Treasury securities, with a total principal amount of $78.6 million and a fair value of $74.2 million.

The composition and relative mix of our hedging instruments may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of December 31, 2017 and 2016. We had no other borrowings outstanding.

	December 31, 2017			December 31, 2016
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$410,628	1.41%	15	$545,817	0.80%	19
31-60 days	906,602	1.46	46	304,398	0.91	45
61-90 days	273,665	1.60	74	299,081	0.98	74
91-120 days	6,311	1.61	120	1,050	0.88	109
121-150 days	—	—	—	12,428	0.97	135
151-180 days	—	—	—	35,199	1.05	164
Total	$1,597,206	1.47%	43	$1,197,973	0.88%	45
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. Because our strategy is flexible, dynamic, and opportunistic, our overall leverage will vary over time. As of December 31, 2017 and 2016, our total debt-to-equity ratio was 8.3:1 and 8.5:1, respectively. Collateral transferred with respect to our outstanding repo borrowings as of December 31, 2017 and 2016 had an aggregate fair value of $1.7 billion and $1.2 billion, respectively. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 8.2:1 and 8.3:1 as of December 31, 2017 and 2016, respectively. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions.
Shareholders' Equity
As of December 31, 2017, our shareholders' equity increased to $192.7 million from $141.7 million as of December 31, 2016. This increase principally consisted of net proceeds from the issuance of common shares of approximately $59.1 million, after underwriters' discount and third party agent commissions, and net income of $10.8 million, partially offset by dividends declared of $18.9 million. Our common share issuances during the year included our May 2017 follow-on common share offering, the underwriters' subsequent partial exercise of their option to purchase additional common shares, and issuances under our ATM program. As of December 31, 2017, our book value per share was $14.45 as compared to $15.52 as of December 31, 2016.

Results of Operations for the Years Ended December 31, 2017, 2016, and 2015
The following table summarizes our results of operations for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
(In thousands except for per share amounts)	2017	2016	2015
Interest Income (Expense)
Interest income	$49,190	$33,498	$40,751
Interest expense	$(19,047)	$(9,274)	$(6,236)
Net interest income	$30,143	$24,224	$34,515
Expenses
Management fees to affiliate	2,678	2,129	2,304
Other operating expenses	3,024	2,880	2,841
Total expenses	5,702	5,009	5,145
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	(7,175)	(1,676)	(9,327)
Net realized and change in net unrealized gains (losses) on financial derivatives	(6,478)	(5,633)	(20,013)
Total Other Income (Loss)	(13,653)	(7,309)	(29,340)
Net Income	$10,788	$11,906	$30
Net Income Per Common Share	$0.93	$1.31	$—
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

The table below reconciles Core Earnings and Adjusted Core Earnings for the years ended December 31, 2017, 2016, and 2015 to the line, Net Income, on our Consolidated Statement of Operations, which we believe is the most directly comparable U.S. GAAP measure:

	Year Ended December 31,
(In thousands except for share amounts)	2017	2016	2015
Net Income	$10,788	$11,906	$30
Less:
Net realized gains (losses) on securities	(2,674)	8,420	9,577
Net realized losses on financial derivatives, excluding periodic payments(1)	(6,592)	(7,782)	(16,405)
Change in net unrealized gains (losses) on securities	(4,501)	(10,096)	(18,904)
Change in net unrealized gains (losses) on financial derivatives, excluding accrued periodic payments(2)	2,439	5,724	3,769
Subtotal	(11,328)	(3,734)	(21,963)
Core Earnings	$22,116	$15,640	$21,993
Less: Catch-up Premium Amortization Adjustment	1,243	(2,051)	(1,076)
Adjusted Core Earnings	20,873	17,691	23,069
Weighted Average Shares Outstanding	11,601,979	9,121,344	9,143,508
Core Earnings Per Share	$1.91	$1.71	$2.41
Adjusted Core Earnings Per Share	$1.80	$1.94	$2.52

(1)
For the year ended December 31, 2017, represents Net realized gains (losses) on financial derivatives of $(9,083) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(2,491). For the year ended December 31, 2016, represents Net realized gains (losses) on financial derivatives of $(12,120) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(4,338). For the year ended December 31, 2015, represents Net realized gains (losses) on financial derivatives of $(23,432) less Net realized gains (losses) on periodic settlements of interest rate swaps of $(7,027).

(2)
For the year ended December 31, 2017, represents Change in net unrealized gains (losses) on financial derivatives of $2,605 less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $166. For the year ended December 31, 2016, represents Change in net unrealized gains (losses) on financial derivatives of $6,487 less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $763. For the year ended December 31, 2015, represents Change in net unrealized gains (losses) on financial derivatives of $3,419 less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(350).

Results of Operations for the Years Ended December 31, 2017 and 2016
Net Income
The decrease in net income for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was principally due to an increase in Total Other Loss, partially offset by an increase in net interest income. The decrease in net income per share was also affected by an increase in common shares outstanding during the year ended December 31, 2017. Average outstanding shares for the year ended December 31, 2017 include the impact of shares issued through our follow-on equity offering as well as our ATM program.
Interest Income
Our portfolio as of each of December 31, 2017 and 2016 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $48.3 million and $33.2 million in interest income on these securities for the years ended December 31, 2017 and 2016, respectively. The year-over-year increase in interest income resulted from higher average holdings and higher weighted average yields on our Agency RMBS. Our average holdings increased following the leveraged deployment, in Agency RMBS, of capital raised through our equity offering and ATM program. Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the year ended December 31, 2017, we had a positive Catch-up Premium Amortization Adjustment of approximately $1.2 million, which increased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our overall portfolio was 3.02% for the year ended December 31, 2017. By comparison, for the year ended December 31, 2016 the Catch-up Premium Amortization Adjustment decreased interest income by approximately $(2.1) million. Excluding this Catch-up Premium Amortization Adjustment, the weighted average yield on our overall portfolio for the year ended December 31, 2016 would have been 2.88%.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the years ended December 31, 2017 and 2016:

	Non-Agency(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Year ended December 31, 2017	$1,373	$16,219	8.46%	$46,893	$1,543,144	3.04%	$48,266	$1,559,363	3.10%
Year ended December 31, 2016	$2,188	$22,792	9.60%	$31,001	$1,201,860	2.58%	$33,189	$1,224,652	2.71%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the years ended December 31, 2017 and 2016, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities. Our total interest expense for the year ended December 31, 2017 was $19.0 million, of which $17.5 million represented interest expense on our repo and approximately $1.5 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the year ended December 31, 2016 was $9.3 million, of which $8.1 million represented interest expense on our repo borrowings and approximately $1.2 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The year-over-year increase in our total interest expense resulted mainly from higher rates on our repo borrowings stemming from the increase in short-term interest rates, as well as an increase in average borrowings as a result of our larger asset base following our capital raise during the year. Our average outstanding repo borrowings for the year ended December 31, 2017 was $1.45 billion, resulting in an average cost of funds of 1.21%. Our average outstanding repo borrowings for the year ended December 31, 2016 was $1.15 billion, resulting in an average cost of funds of 0.71%.
The following table shows information related to our average cost of funds(1) for the years ended December 31, 2017 and 2016.

	Repurchase Agreements			Interest Rate Swaps(2)		Short U.S. Treasury Securities(2)		Total(2)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Average Cost of Funds	Interest expense	Average Cost of Funds	Interest and net periodic expense paid or payable	Average Cost of Funds
(In thousands)
For the year ended December 31, 2017	$1,447,158	$17,499	1.21%	$2,390	0.16%	$1,454	0.10%	$21,343	1.47%
For the year ended December 31, 2016	$1,145,850	$8,148	0.71%	$3,575	0.31%	$1,025	0.09%	$12,748	1.11%

(1)	This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.

(2)
As an alternative cost of funds measure, we add to our repo borrowing cost the net periodic amounts paid or payable by us on our interest rate swaps and the interest expense we incur on our short positions in U.S. Treasury securities, and express the total as a percentage of our average outstanding repurchase agreement borrowings.

For the years ended December 31, 2017 and 2016, average one-month LIBOR was 1.11% and 0.50%, respectively. For the years ended December 31, 2017 and 2016, average six-month LIBOR was 1.48% and 1.06%, respectively. For the year ended December 31, 2017, the weighted average yield of our portfolio of Agency and non-Agency RMBS was 3.10%, while our total average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.47%, resulting in a net interest margin of 1.63%. In comparison, for the year ended December 31, 2016, the weighted average yield of our Agency and non-Agency RMBS was 2.71%, while our average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.11%, resulting in a net interest margin of 1.60%. For the years ended December 31, 2017 and 2016, excluding the impact of the Catch-up Premium Amortization Adjustment, the weighted average yield of our portfolio was 3.02% and 2.88%, respectively and our adjusted net interest margin was 1.55% and 1.77%, respectively.
Management Fees
For the years ended December 31, 2017 and 2016, our management fee expense was approximately $2.7 million and $2.1 million, respectively. The year-over-year increase was due to our higher capital base in 2017, which resulted from our follow-on equity offering as well as our ATM program. Management fees are calculated based on our shareholders' equity at the end of each quarter.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. Other operating expenses for the years ended December 31, 2017 and 2016 were approximately $3.0 million and $2.9 million, respectively. The slight increase in other operating expenses was a result of an increase in professional fees and compensation expense for the year ended December 31, 2017 as compared to the year ended December 31, 2016 partially offset by a decrease to administration fees and insurance expense for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Our expense ratio, which represents our annualized management fees and other operating expenses as a percentage of our average shareholders' equity, decreased to 3.3% for the year ended December 31, 2017, as compared to 3.5% for the year ended December 31, 2016. The decrease in our expense ratio was due to an increase in our average shareholders' equity for the year ended December 31, 2017 as compared to the year ended December 31, 2016, as a result of our follow-on equity offering and sales of shares under our ATM program.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gain (losses) on securities and financial derivatives. For the year ended December 31, 2017, other loss was $(13.7) million, consisting of net realized and change in net unrealized losses of $(7.2) million on our securities, primarily our Agency RMBS, and $(6.5) million on our financial derivatives. Although Agency RMBS spreads generally tightened during the year ended December 31, 2017, asset prices were mixed, with shorter-duration RMBS (such as higher-coupon pools and 15-year pools) generally underperforming longer-duration RMBS. Given the characteristics of our portfolio, especially its concentration in higher-coupon pools, this led to net unrealized losses on our portfolio for the year. The net realized and unrealized losses on our financial derivatives primarily included ($7.2) million of net realized and unrealized losses on our net TBA short positions, which was only partially offset by $0.8 million of net realized and unrealized gains on our other financial derivatives, primarily interest rate swaps. Low volatility and a muted prepayment environment negatively affected our net short TBA hedges. For the year ended December 31, 2017, as measured by sales and excluding paydowns, we turned over approximately 98% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized losses of $(3.6) million on our Agency RMBS portfolio.
Other income (loss) for the year ended December 31, 2016 was $(7.3) million and consisted of net realized and change in net unrealized losses of $(5.6) million on our financial derivatives and $(1.7) million on our securities, primarily our Agency RMBS. Interest rates declined over the first half of 2016, but increased significantly towards the end of the year. Generally, our assets produced net gains as interest rates declined in the first half of the year, and net losses when interest rates fell in the latter half of the year. Conversely, our interest rate hedges produced losses in the first half of the year, but gains in the latter half of the year.
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
Interest Income
Our portfolio as of both December 31, 2016 and 2015 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $33.2 million and $40.7 million in interest income on these securities for the years ended December 31, 2016 and 2015, respectively. The year-over-year decrease in interest income resulted from lower average holdings and lower average yields on both our Agency and non-Agency RMBS. Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the year ended December 31, 2016, we had a negative Catch-up Premium Amortization Adjustment of approximately $(2.1) million, which decreased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our overall portfolio was 2.88% for the year ended December 31, 2016. By comparison, for the year ended December 31, 2015 the Catch-up Premium Amortization Adjustment decreased interest income by approximately $(1.1) million. Excluding this Catch-up Premium Amortization Adjustment, the weighted average yield on our overall portfolio for the year ended December 31, 2015 would have been 3.16%.
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
The following table shows information related to our average cost of funds(1) for the years ended December 31, 2016 and 2015.

	Repurchase Agreements			Interest Rate Swaps(2)		Short U.S. Treasury Securities(2)		Total(2)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Average Cost of Funds	Interest expense	Average Cost of Funds	Interest and net periodic expense paid or payable	Average Cost of Funds
(In thousands)
For the year ended December 31, 2016	$1,145,850	$8,148	0.71%	$3,575	0.31%	$1,025	0.09%	$12,748	1.11%
For the year ended December 31, 2015	$1,239,580	$5,208	0.42%	$7,377	0.60%	$1,000	0.08%	$13,585	1.10%

(1)	This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.

(2)
As an alternative cost of funds measure, we add to our repo borrowing cost the net periodic amounts paid or payable by us on our interest rate swaps and the interest expense we incur on our short positions in U.S. Treasury securities, and express the total as a percentage of our average outstanding repurchase agreement borrowings.

For the years ended December 31, 2016 and 2015, average one-month LIBOR was 0.50% and 0.20%, respectively. For the years ended December 31, 2016 and 2015, average six-month LIBOR was 1.06% and 0.49%, respectively. For the year ended December 31, 2016, the weighted average yield of our portfolio of Agency and non-Agency RMBS was 2.71%, while our total average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.11%, resulting in a net interest margin of 1.60%. In comparison, for the year ended December 31, 2015, the weighted average yield of our Agency and non-Agency RMBS was 3.08%, while our average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.10%, resulting in a net interest margin of 1.98%. For the years ended December 31, 2016 and 2015, excluding the impact of the Catch-up Premium Amortization Adjustment, the weighted average yield of our portfolio was 2.88% and 3.16%, respectively and our adjusted net interest margin was 1.77% and 2.06%, respectively.
Management Fees
For the years ended December 31, 2016 and 2015, our management fee expense was approximately $2.1 million and $2.3 million, respectively. The decrease in management fees year over year was due to our smaller capital base.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. Other operating expenses for the years ended December 31, 2016 and 2015 were approximately $2.9 million and $2.8 million, respectively. Our expense ratio, which represents our management fees and other operating expenses as a percentage of our average shareholders' equity, was 3.5% for the year ended December 31, 2016, as compared to 3.3% for the year ended December 31, 2015. The increase in our expense ratio was primarily due to a decrease in our average shareholders' equity for the year ended December 31, 2016 as compared to the year ended December 31, 2015.
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

As of December 31, 2017 and 2016, we had $1.6 billion and $1.2 billion, respectively, outstanding under our repurchase agreements. As of December 31, 2017, our outstanding repurchase agreements were with fifteen counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table reflects counterparties for which the amounts at risk relating to our repurchase agreements was greater than 5% of shareholders' equity as of December 31, 2017 and 2016.
December 31, 2017:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
RBC Capital Markets LLC	$17,795	45	9.2%
J.P. Morgan Securities Inc.	16,225	47	8.4%
Deutsche Bank Securities	14,027	45	7.3%
Wells Fargo Bank, N.A.	13,689	27	7.1%

(1)	Amounts at risk exclude, in aggregate, $1.5 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
December 31, 2016:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
J.P. Morgan Securities Inc.	$15,077	58	10.6%
Deutsche Bank Securities	11,778	36	8.3%
Wells Fargo Bank, N.A.	11,533	38	8.1%
RBC Capital Markets LLC	11,506	34	8.1%

(1)	Amounts at risk exclude, in aggregate, $1.6 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of December 31, 2017 and 2016, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 4.9% and 4.8%, respectively.

The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
December 31, 2017	$1,597,206	$1,614,096	$1,643,683
September 30, 2017	1,642,313	1,633,746	1,650,729
June 30, 2017(1)	1,628,450	1,339,806	1,628,450
March 31, 2017	1,178,285	1,194,321	1,199,860
December 31, 2016	1,197,973	1,170,091	1,197,973
September 30, 2016	1,158,962	1,138,439	1,158,962
June 30, 2016	1,205,987	1,132,184	1,205,987
March 31, 2016	1,133,841	1,142,501	1,175,531
December 31, 2015	1,222,719	1,228,964	1,286,274
September 30, 2015	1,225,905	1,242,650	1,248,604
June 30, 2015	1,264,479	1,247,617	1,269,551
March 31, 2015	1,211,110	1,239,167	1,255,568
December 31, 2014	1,323,080	1,275,874	1,323,080

(1)
For the quarter ended June 30, 2017 the significant increase between average borrowings outstanding and total borrowings as of June 30, 2017 was the result of our deployment of the proceeds from our follow-on offering of common shares during the quarter. Based on our higher equity base, we increased our repo borrowings so as to maintain our desired debt-to-equity ratio.

We held cash and cash equivalents of approximately $56.1 million and $33.5 million as of December 31, 2017 and 2016, respectively.
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
Year Ended December 31, 2017

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.40	$3,652	March 6, 2017	March 31, 2017	April 25, 2017
Second Quarter	0.40	4,947	June 13, 2017	June 30, 2017	July 25, 2017
Third Quarter	0.40	5,334	September 12, 2017	September 29, 2017	October 25, 2017
Fourth Quarter	0.37	4,936	December 12, 2017	December 29, 2017	January 25, 2018
Year Ended December 31, 2016

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.45	$4,103	March 8, 2016	March 31, 2016	April 25, 2016
Second Quarter	0.40	3,647	June 14, 2016	June 30, 2016	July 27, 2016
Third Quarter	0.40	3,651	September 13, 2016	September 30, 2016	October 25, 2016
Fourth Quarter	0.40	3,652	December 13, 2016	December 30, 2016	January 25, 2017
For the year ended December 31, 2017, our operating activities provided net cash of $60.2 million and our investing activities used net cash of $477.9 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements) provided net cash of $399.2 million. Thus our operating and investing activities, when combined with our net repo financing activities, used net cash of $18.4 million. We received net proceeds from the issuance of common shares of $59.1 million, after underwriters' discounts and third party agent commissions. We used $17.6 million to pay dividends and $0.5 million to pay offering costs. As a result of these activities, there was an increase in our cash holdings of $22.6 million from $33.5 million as of December 31, 2016 to $56.1 million as of December 31, 2017.
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
On August 13, 2013, our Board of Trustees approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. During the year ended December 31, 2017, we did not purchase any of our common shares.
On February 6, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. This program supersedes the program that was previously adopted on August 13, 2013. In 2018, through March 9, 2018, we have repurchased 216,881 shares for an aggregate cost of $2.4 million under the current repurchase program adopted on February 6, 2018.
In addition to completing an equity offering during the three month period ended June 30, 2017, we also entered into equity distribution agreements for an ATM program whereby we are able to sell shares from time to time in the open market or in negotiated transactions. Under the program, which is open-ended in duration, we can sell shares with a value of up to $100 million. As of December 31, 2017, we sold 964,968 shares at an average price of $14.49 under the offering program, for net proceeds of $14.0 million after third party agent commissions and fees of $0.2 million.
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

The following table summarizes our contractual obligations at December 31, 2017:

(In thousands)	Less than One Year	1-3 Years	3-5 Years	More than Five Years	Total
Repurchase agreements	1,597,206	—	—	—	1,597,206
Interest expense on repurchase agreements, based on rates at December 31, 2017(1)	5,763	—	—	—	5,763
Payable for securities purchased	3,830	—	—	—	3,830
Total	1,606,799	—	—	—	1,606,799

(1)	Includes accrued interest expense on repurchase agreements at December 31, 2017 of $2.9 million which is included in Interest payable on the Consolidated Balance Sheet.
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both December 31, 2017 and 2016, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of December 31, 2017 we had $1.6 billion of outstanding borrowings with fifteen counterparties.
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of December 31, 2017, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, excluding TBAs	$22,460	11.66%	$34,409	17.85%	$(32,970)	(17.11)%	$(76,449)	(39.67)%
TBAs	(8,621)	(4.47)%	(12,688)	(6.58)%	13,174	6.84%	30,900	16.03%
Non-Agency RMBS	381	0.20%	744	0.39%	(397)	(0.21)%	(812)	(0.42)%
U.S. Treasury Securities, Interest Rate Swaps, and Futures	(16,374)	(8.50)%	(33,152)	(17.20)%	15,969	8.29%	31,535	16.36%
Repurchase and Reverse Repurchase Agreements	(952)	(0.50)%	(1,905)	(0.99)%	952	0.49%	1,904	0.99%
Total	$(3,106)	(1.61)%	$(12,592)	(6.53)%	$(3,272)	(1.70)%	$(12,922)	(6.71)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our December 31, 2017 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Business—Special Note Regarding Forward-Looking Statements."
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

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2017 AND DECEMBER 31, 2016, AND FOR THE YEARS ENDED DECEMBER 31, 2017, DECEMBER 31, 2016, AND DECEMBER 31, 2015:
Report of Independent Registered Public Accounting Firm	70
Consolidated Balance Sheet	71
Consolidated Statement of Operations	72
Consolidated Statement of Shareholders' Equity	73
Consolidated Statement of Cash Flows	74
Notes to Consolidated Financial Statements	76

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Ellington Residential Mortgage REIT:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ellington Residential Mortgage REIT and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 14, 2018

We have served as the Company's auditor since 2012.

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET

	December 31, 2017	December 31, 2016
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$56,117	$33,504
Mortgage-backed securities, at fair value	1,685,998	1,226,994
Due from brokers	26,754	49,518
Financial derivatives–assets, at fair value	8,792	6,008
Reverse repurchase agreements	81,461	75,012
Receivable for securities sold	21,606	33,199
Interest receivable	5,784	4,633
Other assets	575	266
Total Assets	$1,887,087	$1,429,134
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,597,206	$1,197,973
Payable for securities purchased	3,830	5,516
Due to brokers	489	1,055
Financial derivatives–liabilities, at fair value	1,863	1,975
U.S. Treasury securities sold short, at fair value	81,289	74,194
Dividend payable	4,936	3,652
Accrued expenses	728	647
Management fee payable to affiliate	725	533
Interest payable	3,318	1,912
Total Liabilities	1,694,384	1,287,457
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (13,340,217 and 9,130,897 shares issued and outstanding, respectively)	134	92
Additional paid-in-capital	240,062	180,996
Accumulated deficit	(47,493)	(39,411)
Total Shareholders' Equity	192,703	141,677
Total Liabilities and Shareholders' Equity	$1,887,087	$1,429,134

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$49,190	$33,498	$40,751
Interest expense	(19,047)	(9,274)	(6,236)
Total net interest income	30,143	24,224	34,515
EXPENSES
Management fees to affiliate	2,678	2,129	2,304
Professional fees	737	668	574
Compensation expense	775	599	621
Insurance expense(1)	304	361	408
Other operating expenses(1)	1,208	1,252	1,238
Total expenses	5,702	5,009	5,145
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	(2,674)	8,420	9,577
Net realized gains (losses) on financial derivatives	(9,083)	(12,120)	(23,432)
Change in net unrealized gains (losses) on securities	(4,501)	(10,096)	(18,904)
Change in net unrealized gains (losses) on financial derivatives	2,605	6,487	3,419
Total other income (loss)	(13,653)	(7,309)	(29,340)
NET INCOME	$10,788	$11,906	$30
NET INCOME PER COMMON SHARE:
Basic and Diluted	$0.93	$1.31	$—
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$1.57	$1.65	$2.00

(1)	Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2014	9,149,274	91	—	—	181,282	(18,008)	163,365
Share based compensation					120		120
Issuance of restricted shares	15,390	1	—	—	—		1
Repurchase of common shares	(29,561)	—	—	—	(375)		(375)
Dividends declared						(18,286)	(18,286)
Net income						30	30
BALANCE, December 31, 2015	9,135,103	92	—	—	181,027	(36,264)	144,855
Share based compensation					165		165
Issuance of restricted shares	13,714	—	—	—	—		—
Repurchase of common shares	(17,920)	—	—	—	(196)		(196)
Dividends declared						(15,053)	(15,053)
Net income						11,906	11,906
BALANCE, December 31, 2016	9,130,897	92	—	—	180,996	(39,411)	141,677
Shares issued(1)	4,194,968	42	—	—	59,061		59,103
Offering costs					(191)		(191)
Issuance of restricted shares	14,389	—	—	—	—		—
Forfeiture of common shares to satisfy tax withholding obligations	(37)	—			—		—
Share based compensation					196		196
Dividends declared						(18,870)	(18,870)
Net income						10,788	10,788
BALANCE, December 31, 2017	13,340,217	$134	—	$—	$240,062	$(47,493)	$192,703

(1)	For the year ended December 31, 2017 proceeds from the issuance of shares is net of an underwriters' discount of $1.9 million and third-party agent commissions and fees of $0.2 million.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
(In thousands)
Cash flows provided by (used in) operating activities:
Net income	$10,788	$11,906	$30
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	2,674	(8,420)	(9,577)
Change in net unrealized (gains) losses on securities	4,501	10,096	18,904
Net realized (gains) losses on financial derivatives	9,083	12,120	23,432
Change in net unrealized (gains) losses on financial derivatives	(2,605)	(6,487)	(3,419)
Amortization of premiums and accretion of discounts (net)	12,888	15,785	9,415
Share based compensation	196	165	120
(Increase) decrease in assets:
Due from brokers	22,764	(16,221)	(14,766)
Interest receivable	(1,151)	(308)	468
Other assets	(5)	23	28
Increase (decrease) in liabilities:
Due to brokers	(566)	616	(144)
Accrued expenses	81	114	(357)
Interest payable	1,406	551	674
Management fees payable to affiliate	192	(12)	(6)
Net cash provided by (used in) operating activities	60,246	19,928	24,802
Cash flows provided by (used in) investing activities:
Purchases of securities	(2,518,069)	(2,082,622)	(2,020,500)
Proceeds from sale of securities	1,888,229	1,965,304	1,996,591
Principal repayments of mortgage-backed securities	161,490	144,232	136,726
Proceeds from investments sold short	738,776	772,022	799,493
Repurchase of investments sold short	(732,492)	(776,483)	(734,495)
Proceeds from disposition of financial derivatives	14,515	16,319	14,241
Purchase of financial derivatives	(23,888)	(28,528)	(37,341)
Payments made on reverse repurchase agreements	(17,530,396)	(16,623,353)	(14,584,118)
Proceeds from reverse repurchase agreements	17,523,948	16,626,972	14,519,473
Net cash provided by (used in) investing activities	(477,887)	13,863	90,070

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2017	2016	2015
Cash flows provided by (used in) financing activities:
Net proceeds from the issuance of common shares	59,103	—	—
Offering costs paid	(496)	—	—
Repurchase of common shares	—	(196)	(375)
Dividends paid	(17,586)	(15,511)	(19,207)
Borrowings under repurchase agreements	3,388,961	1,957,256	2,660,924
Repayments of repurchase agreements	(2,989,728)	(1,982,002)	(2,761,285)
Cash provided by (used in) financing activities	440,254	(40,453)	(119,943)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,613	(6,662)	(5,071)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,504	40,166	45,237
CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,117	$33,504	$40,166
Supplemental disclosure of cash flow information:
Interest paid	$17,641	$8,723	$5,562
Dividends payable	$4,936	$3,652	$4,111

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
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
Ellington Residential Mortgage Management LLC, or the "Manager," serves as the Manager of the Company pursuant to the terms of the Fourth Amended and Restated Management Agreement, or the "Management Agreement." The Manager is an affiliate of Ellington Management Group, L.L.C., or "EMG," an investment management firm that is an SEC-registered investment adviser with a 23-year history of investing in a broad spectrum of mortgage-backed securities and related derivatives, with an emphasis on the residential mortgage-backed securities, or "RMBS," market. In accordance with the terms of the Management Agreement and the Services Agreement (as described in Note 9), the Manager is responsible for administering the Company's business activities and day-to-day operations, and performs certain services, subject to oversight by the Board of Trustees. See Note 9 for further information on the Management Agreement.
The Company acquires and manages RMBS, for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," and RMBS that do not carry such guarantees, or "non-Agency RMBS," such as RMBS backed by prime jumbo, Alternative A-paper, manufactured housing, and subprime residential mortgage loans. Agency RMBS include both Agency pools and Agency collateralized mortgage obligations, or "CMOs," and non-Agency RMBS primarily consist of non-Agency CMOs, both investment grade and non-investment grade. The Company may also acquire and manage mortgage servicing rights, credit risk transfer securities, residential mortgage loans, and other mortgage- and real estate-related assets. The Company may also invest in other instruments including, but not limited to, forward-settling To-Be-Announced Agency pass-through certificates, or "TBAs," interest rate swaps and swaptions, U.S. Treasury securities, Eurodollar and U.S. Treasury futures, other financial derivatives, and cash equivalents. The Company's targeted investments may range from unrated first loss securities to AAA senior securities.
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
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at December 31, 2017 and 2016, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or GSE. The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.

By RMBS Type
December 31, 2017:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Agency RMBS:
15-year fixed-rate mortgages	$170,998	$7,553	$178,551	$28	$(1,805)	$176,774	3.38%	2.31%	4.75
20-year fixed-rate mortgages	8,712	682	9,394	—	(164)	9,230	4.00%	2.55%	6.02
30-year fixed-rate mortgages	1,303,584	76,681	1,380,265	1,929	(12,605)	1,369,589	3.96%	3.06%	8.18
Adjustable rate mortgages	28,087	1,862	29,949	30	(421)	29,558	3.87%	2.58%	4.70
Reverse mortgages	64,608	6,293	70,901	259	(543)	70,617	4.53%	2.79%	6.09
Interest only securities	n/a	n/a	13,197	382	(1,374)	12,205	4.36%	5.64%	3.28
Total Agency RMBS	1,575,989	93,071	1,682,257	2,628	(16,912)	1,667,973	3.95%	2.98%	7.38
Non-Agency RMBS	21,995	(6,717)	15,278	2,846	(99)	18,025	3.58%	8.39%	7.94
Total RMBS	$1,597,984	$86,354	$1,697,535	$5,474	$(17,011)	$1,685,998	3.94%	3.03%	7.39

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

By Estimated Weighted Average Life
As of December 31, 2017:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$7,931	$7,935	3.70%	$3,357	$4,253	4.15%	$—	$—	—%
Greater than three years and less than seven years	419,295	423,248	3.93%	8,848	8,944	4.51%	9,625	9,062	5.00%
Greater than seven years and less than eleven years	1,221,160	1,230,479	3.92%	—	—	—%	5,892	3,697	2.14%
Greater than eleven years	7,382	7,398	3.68%	—	—	—%	2,508	2,519	2.18%
Total	$1,655,768	$1,669,060	3.92%	$12,205	$13,197	4.36%	$18,025	$15,278	3.58%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.
As of December 31, 2016:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$15,009	$14,956	4.43%	$3,748	$4,289	3.56%	$—	$—	—%
Greater than three years and less than seven years	286,517	286,984	3.87%	8,599	7,552	4.39%	11,316	11,314	3.90%
Greater than seven years and less than eleven years	890,277	899,220	3.96%	—	—	—%	8,130	6,954	1.95%
Greater than eleven years	3,398	3,485	4.00%	—	—	—%	—	—	—%
Total	$1,195,201	$1,204,645	3.94%	$12,347	$11,841	3.97%	$19,446	$18,268	2.93%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.
The following table reflects the components of interest income on the Company's RMBS for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$60,256	$(13,363)	$46,893	$47,850	$(16,849)	$31,001	$49,028	$(11,482)	$37,546
Non-Agency RMBS	803	570	1,373	1,091	1,097	2,188	1,153	2,005	3,158
Total	$61,059	$(12,793)	$48,266	$48,941	$(15,752)	$33,189	$50,181	$(9,477)	$40,704
For the years ended December 31, 2017, 2016, and 2015 the Catch-up Premium Amortization Adjustment was $1.2 million, $(2.1) million, and $(1.1) million, respectively.

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
December 31, 2017:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$176,774	$—	$176,774
20-year fixed-rate mortgages	—	9,230	—	9,230
30-year fixed-rate mortgages	—	1,369,589	—	1,369,589
Adjustable rate mortgages	—	29,558	—	29,558
Reverse mortgages	—	70,617	—	70,617
Interest only securities	—	9,951	2,254	12,205
Non-Agency RMBS	—	9,193	8,832	18,025
Mortgage-backed securities, at fair value	—	1,674,912	11,086	1,685,998
Financial derivatives–assets, at fair value:
TBAs	—	402	—	402
Interest rate swaps	—	8,038	—	8,038
Swaptions	—	181	—	181
Futures	171	—	—	171
Total financial derivatives–assets, at fair value	171	8,621	—	8,792
Total mortgage-backed securities and financial derivatives–assets, at fair value	$171	$1,683,533	$11,086	$1,694,790
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(81,289)	$—	$(81,289)
Financial derivatives–liabilities, at fair value:
TBAs	—	(735)	—	(735)
Interest rate swaps	—	(1,128)	—	(1,128)
Total financial derivatives–liabilities, at fair value	—	(1,863)	—	(1,863)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$—	$(83,152)	$—	$(83,152)

December 31, 2016:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$148,363	$—	$148,363
20-year fixed-rate mortgages	—	11,185	—	11,185
30-year fixed-rate mortgages	—	940,457	—	940,457
Adjustable rate mortgages	—	33,138	—	33,138
Reverse mortgages	—	62,058	—	62,058
Interest only securities	—	—	12,347	12,347
Non-Agency RMBS	—	12,948	6,498	19,446
Mortgage-backed securities, at fair value	—	1,208,149	18,845	1,226,994
Financial derivatives–assets, at fair value:
TBAs	—	1,045	—	1,045
Interest rate swaps	—	4,891	—	4,891
Futures	72	—	—	72
Total financial derivatives–assets, at fair value	72	5,936	—	6,008
Total mortgage-backed securities and financial derivatives–assets, at fair value	$72	$1,214,085	$18,845	$1,233,002
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(74,194)	$—	$(74,194)
Financial derivatives–liabilities, at fair value:
TBAs	—	(554)	—	(554)
Interest rate swaps	—	(1,421)	—	(1,421)
Total financial derivatives–liabilities, at fair value	—	(1,975)	—	(1,975)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$—	$(76,169)	$—	$(76,169)
The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value:
Year ended December 31, 2017:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2016	$6,498	$12,347
Purchases	2,707	207
Proceeds from sales	(2,866)	—
Principal repayments	(1,017)	—
(Amortization)/accretion, net	342	(3,119)
Net realized gains (losses)	184	(219)
Change in net unrealized gains (losses)	1,043	(1,435)
Transfers:
Transfers into level 3	1,941	—
Transfers out of level 3	—	(5,527)
Ending balance as of December 31, 2017	$8,832	$2,254
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at December 31, 2017, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2017. For Level 3 financial instruments held by the Company as of December 31, 2017, change in net unrealized gains (losses) of $1.3 million and $(0.3) million, for the year ended December 31, 2017 relate to non-Agency RMBS and Agency RMBS, respectively.
As of June 30, 2017, the Company modified its procedures to determine the level within the hierarchy for certain financial instruments. Under the revised procedure, the Company examines financial instruments individually rather than in cohorts of like instruments as it had previously. At December 31, 2017, the Company transferred $5.5 million of RMBS from Level 3 to Level 2 and $1.9 million of RMBS from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of December 31, 2016, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2016. For Level 3 financial instruments held by the Company as of December 31, 2016, change in net unrealized gains (losses) of $0.8 million and $1.1 million, for the year ended December 31, 2016 relate to non-Agency RMBS and Agency RMBS, respectively.
At December 31, 2016, the Company transferred $1.6 million of RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and/or similar assets. This increase in observed trading activity led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view.
At December 31, 2016, the Company transferred $3.1 million of RMBS from Level 2 to Level 3. Since December 31, 2015, these securities exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads and/or higher delinquencies relative to similar securities and a reduction in observable transactions or executable quotes involving these and similar securities.

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
At December 31, 2015, the Company transferred $4.8 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and/or similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view.
At December 31, 2015, the Company transferred $1.7 million of non-Agency RMBS from Level 2 to Level 3. Following December 31, 2014, these securities exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads and/or higher delinquencies relative to similar securities and a reduction in observable transactions or executable quotes involving these and similar securities.
There were no transfers of financial instruments between Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2017, 2016, or 2015.

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2017 and 2016:
December 31, 2017:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$2,258	Market quotes	Non-Binding Third-Party Valuation	$57.84	$87.45	$78.02
Non-Agency RMBS	6,574	Discounted Cash Flows	Yield	4.6%	5.1%	4.8%
			Projected Collateral Prepayments	19.2%	44.9%	26.5%
			Projected Collateral Losses	0.9%	20.1%	9.2%
			Projected Collateral Recoveries	8.8%	31.5%	22.5%
			Projected Collateral Scheduled Amortization	33.1%	47.5%	41.8%
						100.0%
Agency RMBS–Interest Only Securities	2,254	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	627	1,408	781
			Projected Collateral Prepayments	43.8%	88.1%	71.2%
			Projected Collateral Scheduled Amortization	11.9%	56.2%	28.8%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.
December 31, 2016:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$652	Discounted Cash Flows	Yield	30.6%	30.6%	30.6%
			Projected Collateral Prepayments	49.0%	49.0%	49.0%
			Projected Collateral Losses	1.0%	1.0%	1.0%
			Projected Collateral Recoveries	3.3%	3.3%	3.3%
			Projected Collateral Scheduled Amortization	46.7%	46.7%	46.7%
						100.0%
Non-Agency RMBS	5,846	Market quotes	Non-Binding Third-Party Valuation	$46.40	$63.29	$56.49
Agency RMBS–Interest Only Securities	8,784	Market quotes	Non-Binding Third-Party Valuation	$3.94	$21.56	$13.96
Agency RMBS–Interest Only Securities	3,563	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	103	1,147	468
			Projected Collateral Prepayments	51.1%	85.4%	70.9%
			Projected Collateral Scheduled Amortization	14.6%	48.9%	29.1%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.

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
The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$56,117	$56,117	$33,504	$33,504
Due from brokers	26,754	26,754	49,518	49,518
Reverse repurchase agreements	81,461	81,461	75,012	75,012
Liabilities:
Repurchase agreements	1,597,206	1,597,206	1,197,973	1,197,973
Due to brokers	489	489	1,055	1,055
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

The following table details the fair value of the Company's holdings of financial derivatives as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$26	$96
TBA securities sale contracts	376	949
Fixed payer interest rate swaps	7,475	4,198
Fixed receiver interest rate swaps	563	693
Swaptions	181	—
Futures	171	72
Total financial derivatives–assets, at fair value	8,792	6,008
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(266)	—
TBA securities sale contracts	(469)	(554)
Fixed payer interest rate swaps	(1,128)	(1,421)
Total financial derivatives–liabilities, at fair value	(1,863)	(1,975)
Total	$6,929	$4,033
Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of December 31, 2017 and 2016:
December 31, 2017:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2018	$65,990	$187	0.97%	1.38%	0.43
2019	19,540	165	1.41	1.60	1.51
2020	131,900	1,514	1.60	1.41	2.39
2021	131,400	1,194	1.88	1.40	3.41
2022	79,044	736	1.97	1.39	4.48
2023	54,200	873	1.93	1.37	5.47
2024	8,900	142	1.99	1.34	6.26
2025	15,322	196	2.04	1.37	7.13
2026	40,885	2,230	1.63	1.36	8.71
2027	48,010	235	2.30	1.40	9.38
2043	12,380	(1,125)	2.99	1.41	25.38
Total	$607,571	$6,347	1.77%	1.40%	4.54

December 31, 2016:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2017	$74,750	$(258)	1.21%	0.92%	0.59
2018	65,990	193	0.97	0.89	1.43
2019	4,200	57	0.96	0.88	2.60
2020	79,500	554	1.48	0.89	3.32
2021	19,300	99	1.83	0.93	4.92
2022	13,044	172	1.75	0.89	5.68
2023	54,200	514	1.93	0.89	6.47
2024	8,900	87	1.99	0.85	7.26
2025	15,322	123	2.04	0.89	8.13
2026	46,435	2,306	1.72	0.91	9.74
2043	12,380	(1,070)	2.99	0.89	26.38
Total	$394,021	$2,777	1.53%	0.90%	4.82
The following tables provide information about the Company's fixed receiver interest rate swaps as of December 31, 2017 and 2016.
December 31, 2017:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$9,700	$563	1.36%	3.00%	7.54
Total	$9,700	$563	1.36%	3.00%	7.54
December 31, 2016:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$9,700	$693	0.88%	3.00%	8.54
Total	$9,700	$693	0.88%	3.00%	8.54
Interest Rate Swaptions
The following table provides information about the Company's swaptions as of December 31, 2017. The Company did not hold any interest rate swaptions as of December 31, 2016.
December 31, 2017:

Option			Underlying Swap
Type	Fair Value	Months to Expiration	Notional Amount	Term (Years)	Fixed Rate
($ in thousands)
Fixed Payer	$181	7.0	$10,000	10	2.40%

Futures
The following tables provide information about the Company's short positions in futures as of December 31, 2017 and 2016.
December 31, 2017:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
U.S. Treasury Futures	$(25,800)	$171	2.63
December 31, 2016:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
U.S. Treasury Futures	$(26,700)	$71	2.70
Eurodollar Futures	(9,000)	1	5.59
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
As of December 31, 2017 and 2016, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	December 31, 2017				December 31, 2016
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$37,355	$38,065	$38,091	$26	$49,138	$49,774	$49,870	$96
Liabilities	75,789	79,570	79,304	(266)	—	—	—	—
	113,144	117,635	117,395	(240)	49,138	49,774	49,870	96
Sale contracts:
Assets	(358,279)	(372,219)	(371,843)	376	(281,655)	(298,807)	(297,858)	949
Liabilities	(328,576)	(341,134)	(341,603)	(469)	(183,381)	(189,694)	(190,248)	(554)
	(686,855)	(713,353)	(713,446)	(93)	(465,036)	(488,501)	(488,106)	395
Total TBA securities, net	$(573,711)	$(595,718)	$(596,051)	$(333)	$(415,898)	$(438,727)	$(438,236)	$491

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in Financial derivatives-assets at fair value and Financial derivatives-liabilities at fair value on the Consolidated Balance Sheet.

The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the years ended December 31, 2017 and 2016:

Derivative Type	Year Ended December 31, 2017	Year Ended December 31, 2016
	(In thousands)
Interest rate swaps	$549,907	$451,847
TBAs	796,813	488,075
Futures	30,092	22,085
Swaptions	4,615	—
Gains and losses on the Company's financial derivatives for the years ended December 31, 2017, 2016, and 2015 are summarized in the tables below:

	Year Ended December 31, 2017
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(2,491)	$229	$(2,262)	$166	$3,232	$3,398
Swaptions		—	—		(68)	(68)
TBAs		(6,423)	(6,423)		(824)	(824)
Futures		(398)	(398)		99	99
Total	$(2,491)	$(6,592)	$(9,083)	$166	$2,439	$2,605

	Year Ended December 31, 2016
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(4,338)	$(10,418)	$(14,756)	$763	$5,231	$5,994
TBAs		1,424	1,424		439	439
Futures		1,212	1,212		54	54
Total	$(4,338)	$(7,782)	$(12,120)	$763	$5,724	$6,487

	Year Ended December 31, 2015
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(7,027)	$(8,850)	$(15,877)	$(350)	$2,578	$2,228
Swaptions		(500)	(500)		(78)	(78)
TBAs		(7,041)	(7,041)		1,251	1,251
Futures		$(14)	$(14)		$18	$18
Total	$(7,027)	$(16,405)	$(23,432)	$(350)	$3,769	$3,419

From time to time, the Company uses short positions in U.S. Treasury positions as a component of its interest rate hedging portfolio. As of December 31, 2017, the Company held short positions in U.S. Treasury securities, with a principal amount of $82.5 million and a fair value of $81.3 million. As of December 31, 2016, the Company held short positions in U.S. Treasury securities, with a principal amount of $78.6 million and a fair value of $74.2 million. Such securities are included on the Company's Consolidated Balance Sheet under the caption U.S. Treasury securities sold short, at fair value.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of December 31, 2017 and 2016, the Company had outstanding borrowings under repurchase agreements with fifteen and thirteen counterparties, respectively.
The following table details the Company's outstanding borrowings under repurchase agreements as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$410,628	1.41%	15	$545,817	0.80%	19
31-60 days	906,602	1.46	46	304,398	0.91	45
61-90 days	273,665	1.60	74	299,081	0.98	74
91-120 days	6,311	1.61	120	1,050	0.88	109
121-150 days	—	—	—	12,428	0.97	135
151-180 days	—	—	—	35,199	1.05	164
Total	$1,597,206	1.47%	43	$1,197,973	0.88%	45
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of December 31, 2017 and 2016, the fair value of RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.7 billion and $1.2 billion, respectively. Collateral transferred under outstanding borrowings as of December 31, 2017 includes RMBS in the amount of $21.5 million that were sold prior to period end but for which such sale had not yet settled. Collateral transferred under outstanding borrowings as of December 31, 2016 includes RMBS in the amount of $33.5 million that were sold prior to year end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $18.7 million and additional securities with a fair value of $2.5 million as of December 31, 2017 as a result of margin calls from various counterparties. The Company posted net cash collateral of $42.2 million and additional securities with a fair value of $0.5 million as of December 31, 2016 as a result of margin calls from various counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table reflects counterparties for which the amounts at risk relating to our repurchase agreements was greater than 10% of shareholders' equity as of December 31, 2016. There was no counterparty for which the amount at risk was greater than 10% of shareholders' equity as of December 31, 2017.
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
The following tables present information about certain assets and liabilities representing financial instruments as of December 31, 2017 and 2016. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
December 31, 2017:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$8,792	$(1,046)	$—	$—	$7,746
Reverse repurchase agreements	81,461	(81,461)	—	—	—
Liabilities:
Financial derivatives–liabilities	(1,863)	1,046	—	697	(120)
Repurchase agreements	(1,597,206)	81,461	1,497,038	18,707	—

(1)	In the Company's Consolidated Balance Sheet, all balances associated with the repurchase agreements and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December 31, 2017 were $1.66 billion. As of December 31, 2017 total cash collateral on financial derivative assets and liabilities excludes $5.4 million and $1.4 million respectively of net excess cash collateral.

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

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of December 31, 2017, 2016, and 2015, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the years ended December 31, 2017, 2016, and 2015:

(In thousands except for share amounts)	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Numerator:
Net income	$10,788	$11,906	$30
Denominator:
Basic and diluted weighted average shares outstanding	11,601,979	9,121,344	9,143,508
Basic and Diluted Earnings Per Share	$0.93	$1.31	$—
9. Related Party Transactions
Management Agreement
The Company is party to the Management Agreement, which has a current term that expires on September 24, 2018, and has been, and will continue to be, renewed automatically each year thereafter for an additional one-year period, subject to certain termination rights. The Company is externally managed and advised by the Manager. Pursuant to the terms of the Management Agreement, the Manager provides the Company with its management team, including its officers, and appropriate support personnel. The Company does not have any employees. The Manager is responsible for the day-to-day operations of the Company.
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For the years ended December 31, 2017, 2016, and 2015, the total management fee incurred was $2.7 million, $2.1 million, and $2.3 million, respectively.

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
For the years ended December 31, 2017, 2016, and 2015, the Company reimbursed the Manager $2.1 million, $1.8 million, and $1.5 million, respectively, for previously incurred operating and compensation expenses.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of December 31, 2017 and 2016, there were 13,340,217 and 9,130,897 common shares outstanding, respectively. No preferred shares have been issued.
During the years ended December 31, 2017, 2016, and 2015, the Board of Directors authorized dividends totaling $1.57 per share, $1.65 per share, and $2.00 per share, respectively. Total dividends declared during the years ended December 31, 2017, 2016, and 2015 were $18.9 million, $15.1 million, and $18.3 million, respectively.
On May 15, 2017, the Company completed a follow-on offering of 3,000,000 of its common shares. The offering generated net proceeds, after underwriters' discounts and offering costs, in the amount of $41.8 million. On June 7, 2017 the Company issued an additional 230,000 common shares in connection with the partial exercise of the underwriters' option to purchase up to 15% of the common shares that the Company issued in the initial offering. The exercise of the underwriters' option resulted in net proceeds to the Company of an additional $3.2 million, after underwriters' discount and offering costs.
On June 26, 2017, the Company entered into equity distribution agreements with third party sales agents under which the Company is authorized to offer and sell common shares from time to time with a maximum aggregate gross offering price of up to $100.0 million. During the year ended December 31, 2017, the Company issued 964,968 common shares under the agreements, generating net proceeds of $14.0 million, after third party agent commissions and fees of $0.2 million.
On September 12, 2017, the Company's Board of Trustees authorized the issuance of 9,976 restricted common shares to its independent trustees pursuant to trustee share award agreements. Such restricted common shares are subject to forfeiture restrictions that will lapse on September 11, 2018.
On December 12, 2017, the Company's Board of Trustees authorized the issuance of 4,413 restricted common shares to certain of its partially dedicated employees pursuant to employee share award agreements. Such restricted common shares are subject to forfeiture restrictions that will lapse on December 12, 2018 with respect to 2,630 common shares and December 12, 2019 with respect to 1,783 common shares.
Detailed below is a roll forward of the Company's common shares outstanding for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	2015
Common Shares Outstanding (12/31/2016, 12/31/2015, and 12/31/2014, respectively)	9,130,897	9,135,103	9,149,274
Share Activity:
Shares issued	4,194,968	—	—
Restricted shares issued	14,389	13,714	15,390
Shares repurchased	—	(17,920)	(29,561)
Forfeiture of common shares to satisfy tax withholding obligations	(37)	—	—
Common Shares Outstanding (12/31/2017, 12/31/2016, and 12/31/2015, respectively)	13,340,217	9,130,897	9,135,103
Unvested restricted shares outstanding (12/31/2017, 12/31/2016, and 12/31/2015, respectively)	15,945	16,395	15,390
The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at December 31, 2017:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	9,976	September 12, 2017	September 11, 2018
Partially dedicated employees:
	2,630	December 12, 2017	December 12, 2018
	1,783	December 12, 2017	December 12, 2019
	1,556	December 13, 2016	December 13, 2018

(1)	Date at which such restricted shares will vest and become non-forfeitable.
As of December 31, 2017, there were 340,461 shares available for future issuance under the Company's 2013 Equity Incentive Plan.
On August 13, 2013, the Company's Board of Trustees approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and the Company's financial performance, among other considerations. During the year ended December 31, 2017, the Company did not purchase any of its common shares. From inception of the share repurchase program through December 31, 2017, the Company purchased 47,481 of its common shares at an aggregate cost of $0.6 million, and an average price per share of $12.03.

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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of December 31, 2017 and 2016 and management is not aware of any significant contingencies at December 31, 2017.
12. Condensed Quarterly Financial Data (Unaudited)
Detailed below is unaudited quarterly information for the years ended December 31, 2017 and 2016.

(In thousands except for per share amounts)	Three Month Period Ended March 31, 2017	Three Month Period Ended June 30, 2017	Three Month Period Ended September 30, 2017	Three Month Period Ended December 31, 2017
INTEREST INCOME (EXPENSE)
Interest income	$12,329	$10,883	$12,867	$13,111
Interest expense	(3,179)	(4,020)	(5,719)	(6,129)
Total net interest income	9,150	6,863	7,148	6,982
EXPENSES
Management fees to affiliate	527	685	741	725
Professional fees	175	178	157	227
Compensation expense	159	216	222	178
Insurance expense(1)	82	74	74	74
Other operating expenses(1)	329	284	287	308
Total expenses	1,272	1,437	1,481	1,512
OTHER INCOME (LOSS)
Net realized gains (losses) on securities and financial derivatives	(1,337)	(9,487)	(2,632)	1,699
Change in net unrealized gains (losses) on securities and financial derivatives	(4,489)	5,664	3,305	(6,376)
Total other income (loss)	(5,826)	(3,823)	673	(4,677)
NET INCOME (LOSS)	$2,052	$1,603	$6,340	$793
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted (2)	$0.22	$0.15	$0.48	$0.06
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$0.40	$0.40	$0.40	$0.37

(1)	Conformed to current period presentation.

(2)
For the year ended December 31, 2017 the sum of EPS for the four quarters of the year does not equal EPS as calculated for the entire year (see Note 8) as a result of changes in shares during the year due to issuances of common shares, as EPS is calculated using average shares outstanding during the period.

(In thousands except for per share amounts)	Three Month Period Ended March 31, 2016	Three Month Period Ended June 30, 2016	Three Month Period Ended September 30, 2016	Three Month Period Ended December 31, 2016
INTEREST INCOME (EXPENSE)
Interest income	$9,651	$7,538	$7,096	$9,213
Interest expense	(2,051)	(2,260)	(2,279)	(2,684)
Total net interest income	7,600	5,278	4,817	6,529
EXPENSES
Management fees to affiliate	528	528	539	534
Professional fees	218	161	171	118
Compensation expense	151	169	142	137
Insurance expense(1)	97	88	88	88
Other operating expenses(1)	357	326	314	255
Total expenses	1,351	1,272	1,254	1,132
OTHER INCOME (LOSS)
Net realized gains (losses) on securities and financial derivatives	(986)	(11,507)	(28)	8,821
Change in net unrealized gains (losses) on securities and financial derivatives	(5,502)	11,008	3,091	(12,206)
Total other income (loss)	(6,488)	(499)	3,063	(3,385)
NET INCOME (LOSS)	$(239)	$3,507	$6,626	$2,012
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted (2)	$(0.03)	$0.38	$0.73	$0.22
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$0.45	$0.40	$0.40	$0.40

(1)	Conformed to current period presentation.

(2)
For the year ended December 31, 2016 the sum of EPS for the four quarters of the year does not equal EPS as calculated for the entire year (see Note 8) as a result of changes in shares during the year due to restricted share issuances and common share repurchases, as EPS is calculated using average shares outstanding during the period.

13. Subsequent Events
On February 6, 2018, the Company's Board of Trustees approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.2 million of its common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. This program superseded the program that was previously adopted on August 13, 2013. From the adoption of the program through March 9, 2018, the Company has repurchased 216,881 shares for an aggregate cost of $2.4 million.
On March 7, 2018 the Company's Board of Trustees approved a dividend for the first quarter of 2018 in the amount of $0.37 per share payable on April 25, 2018 to shareholders of record as of March 29, 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
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
Item 9B. Other Information
Additional Material U.S. Federal Income Tax Considerations
The information set forth in Exhibit 99.1 hereto and incorporated by reference herein is a summary of certain additional material U.S. federal income tax considerations with respect to the ownership of our securities. The information filed herewith as Exhibit 99.1 supplements and should be read together with "Material U.S. Federal Income Tax Considerations" in the base prospectus dated December 28, 2017, which is included in and forms a part of our registration statement on Form S-3 (No. 333-220923).
Amended and Restated Management Agreement
On March 13, 2018, the Company, for itself and on behalf of each of the Company's current and future subsidiaries, and Ellington Residential Mortgage Management LLC (the "Manager") entered into the Fifth Amended and Restated Management

Agreement (the "Amended Management Agreement"). The Amended Management Agreement was amended to allow a majority of the independent members of the Board of Trustees to waive potential fee reductions in specified circumstances. The Amended Management Agreement amends, restates, and supersedes in all respects that certain Fourth Amended and Restated Management Agreement between the Company and the Manager, dated as of November 3, 2015.
A copy of the Amended Management Agreement is filed as Exhibit 10.1 hereto and incorporated herein by reference.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2018 annual shareholders' meeting.
Our Board of Trustees has established a Code of Business Conduct and Ethics that applies to our officers and trustees and to our Manager's and certain of its affiliates' officers, directors, and employees when such individuals are acting for us or on our behalf which is available on our website at www.earnreit.com. Any waiver of our Code of Business Conduct and Ethics of our executive officers or trustees may be made only by our Board of Trustees or one of its committees.
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
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2018 annual shareholders' meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2018 annual shareholders' meeting.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2018 annual shareholders' meeting.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2018 annual shareholders' meeting.

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

3.2	Amended and Restated Bylaws of Ellington Residential Mortgage REIT (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

4.1	Specimen Common Share Certificate of Ellington Residential Mortgage REIT (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

10.1	Fifth Amended and Restated Management Agreement between Ellington Residential Mortgage REIT and Ellington Residential Mortgage Management LLC, dated as of March 13, 2018

10.2
Fourth Amended and Restated Management Agreement between Ellington Residential Mortgage REIT and Ellington Residential Mortgage Management LLC (incorporated by reference to the Quarterly Report on Form 10-Q, filed on November 5, 2015).

10.3+	2013 Equity Incentive Plan (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

10.4+	Form of Share Award Agreement (for trustees) (incorporated by reference to the Company's Current Report on Form 8-K, filed on September 25, 2013).

10.5+	Form of Share Award Agreement (for trustees) (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2014).

10.6+	Form of Share Award Agreement (for Ellington employees) (incorporated by reference to the Company's Current Report on Form 8-K filed on December 18, 2015).

10.7+	Form of Share Award Agreement (for Ellington employees) (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2016).

10.8	Form of Indemnification Agreement (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 29, 2013).

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

10.12
Underwriting Agreement, dated May 10, 2017, among Ellington Residential Mortgage REIT, and Morgan Stanley & LLC as representative of the several underwriters listed on Schedule A attached thereto (incorporated by reference to the Current Report on Form 8-K filed on May 12, 2017)

10.13
Form of Equity Distribution Agreement, dated June 26, 2017, by and among Ellington Residential Mortgage REIT, Ellington Residential Mortgage Management LLC, and the applicable Agent (incorporated by reference to the Current Report on Form 8-K filed on June 26, 2017)

Exhibit	Description
Continued
12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1	List of Subsidiaries

23.1	Consent of the Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

99.1	Additional Material U.S. Federal Income Tax Considerations

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

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	March 14, 2018	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
We, the undersigned officers and trustees of Ellington Residential Mortgage REIT, hereby severally constitute Laurence Penn, Daniel Margolis, Jason Frank and Lisa Mumford, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and trustees to enable Ellington Residential Mortgage REIT to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the SEC, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ LAURENCE PENN	Chief Executive Officer, President and Trustee (Principal Executive Officer)	March 14, 2018
LAURENCE PENN

/s/ LISA MUMFORD	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2018
LISA MUMFORD

/s/ MICHAEL W. VRANOS	Trustee	March 14, 2018
MICHAEL W. VRANOS

/s/ THOMAS F. ROBARDS	Chairman of the Board	March 14, 2018
THOMAS F. ROBARDS

/s/ RONALD I. SIMON PH.D	Trustee	March 14, 2018
RONALD I. SIMON PH.D

/s/ ROBERT B. ALLARDICE, III	Trustee	March 14, 2018
ROBERT B. ALLARDICE, III

/s/ MENES O. CHEE	Trustee	March 14, 2018
MENES O. CHEE

/s/ DAVID MILLER	Trustee	March 14, 2018
DAVID MILLER

EXHIBIT INDEX

Exhibit	Description
3.1
Articles of Amendment and Restatement of Ellington Residential Mortgage REIT filed on May 3, 2013 (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

3.2	Amended and Restated Bylaws of Ellington Residential Mortgage REIT (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

4.1	Specimen Common Share Certificate of Ellington Residential Mortgage REIT (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

10.1	Fifth Amended and Restated Management Agreement between Ellington Residential Mortgage REIT and Ellington Residential Mortgage Management LLC, dated as of March 13, 2018

10.2
Fourth Amended and Restated Management Agreement between Ellington Residential Mortgage REIT and Ellington Residential Mortgage Management LLC (incorporated by reference to the Quarterly Report on Form 10-Q, filed on November 5, 2015).

10.3+	2013 Equity Incentive Plan (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

10.4+	Form of Share Award Agreement (for trustees) (incorporated by reference to the Company's Current Report on Form 8-K, filed on September 25, 2013).

10.5+	Form of Share Award Agreement (for trustees) (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2014).

10.6+	Form of Share Award Agreement (for Ellington employees) (incorporated by reference to the Company's Current Report on Form 8-K filed on December 18, 2015).

10.7+	Form of Share Award Agreement (for Ellington employees) (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2016).

10.8	Form of Indemnification Agreement (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 29, 2013).

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

10.12
Underwriting Agreement, dated May 10, 2017, among Ellington Residential Mortgage REIT, and Morgan Stanley & LLC as representative of the several underwriters listed on Schedule A attached thereto (incorporated by reference to the Current Report on Form 8-K filed on May 12, 2017)

10.13
Form of Equity Distribution Agreement, dated June 26, 2017, by and among Ellington Residential Mortgage REIT, Ellington Residential Mortgage Management LLC, and the applicable Agent (incorporated by reference to the Current Report on Form 8-K filed on June 26, 2017)

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1	List of Subsidiaries

23.1	Consent of the Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

Exhibit	Description
Continued
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

99.1	Additional Material U.S. Federal Income Tax Considerations

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