Form 10-Q
period 2018-03-31
Ellington Residential Mortgage REIT
filed 2018-05-04
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2018
Common Shares of Beneficial Interest, $0.01 par value per share	12,712,050

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2018	December 31, 2017
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$46,025	$56,117
Mortgage-backed securities, at fair value	1,630,575	1,685,998
Due from brokers	32,061	26,754
Financial derivatives–assets, at fair value	13,528	8,792
Reverse repurchase agreements	44,617	81,461
Receivable for securities sold	73,560	21,606
Interest receivable	5,645	5,784
Other assets	523	575
Total Assets	$1,846,534	$1,887,087
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,589,319	$1,597,206
Payable for securities purchased	17,612	3,830
Due to brokers	1,025	489
Financial derivatives–liabilities, at fair value	5,876	1,863
U.S. Treasury securities sold short, at fair value	44,377	81,289
Dividend payable	4,746	4,936
Accrued expenses	911	728
Management fee payable to affiliate	671	725
Interest payable	3,685	3,318
Total Liabilities	1,668,222	1,694,384
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (12,827,850 and 13,340,217 shares issued and outstanding, respectively)	128	134
Additional paid-in-capital	234,376	240,062
Accumulated deficit	(56,192)	(47,493)
Total Shareholders' Equity	178,312	192,703
Total Liabilities and Shareholders' Equity	$1,846,534	$1,887,087

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended March 31,
	2018	2017
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$13,426	$12,329
Interest expense	(7,248)	(3,179)
Total net interest income	6,178	9,150
EXPENSES
Management fees to affiliate	671	527
Professional fees	234	175
Compensation expense	189	159
Insurance expense(1)	74	82
Other operating expenses(1)	349	329
Total expenses	1,517	1,272
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	1,927	(2,990)
Net realized gains (losses) on financial derivatives	15,955	1,653
Change in net unrealized gains (losses) on securities	(27,061)	(2,347)
Change in net unrealized gains (losses) on financial derivatives	565	(2,142)
Total other income (loss)	(8,614)	(5,826)
NET INCOME (LOSS)	$(3,953)	$2,052
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.30)	$0.22
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$0.37	$0.40

(1)	Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2016	9,130,897	$92	—	$—	$180,996	$(39,411)	$141,677
Share based compensation					48		48
Dividends declared						(3,652)	(3,652)
Net income						2,052	2,052
BALANCE, March 31, 2017	9,130,897	$92	—	$—	$181,044	$(41,011)	$140,125

BALANCE, December 31, 2017	13,340,217	$134	—	$—	$240,062	$(47,493)	$192,703
Share based compensation					49		49
Repurchase of common shares	(512,367)	(6)	—	—	(5,735)		(5,741)
Dividends declared						(4,746)	(4,746)
Net loss						(3,953)	(3,953)
BALANCE, March 31, 2018	12,827,850	$128	—	$—	$234,376	$(56,192)	$178,312

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Month Period Ended March 31,
	2018	2017
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$(3,953)	$2,052
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	(1,927)	2,990
Change in net unrealized (gains) losses on securities	27,061	2,347
Net realized (gains) losses on financial derivatives	(15,955)	(1,653)
Change in net unrealized (gains) losses on financial derivatives	(565)	2,142
Amortization of premiums and accretion of discounts (net)	4,219	701
Share based compensation	49	48
(Increase) decrease in assets:
Due from brokers	(5,307)	22,313
Interest receivable	139	(333)
Other assets	52	81
Increase (decrease) in liabilities:
Due to brokers	536	(24)
Accrued expenses	183	61
Interest payable	367	(80)
Management fees payable to affiliate	(54)	(5)
Net cash provided by (used in) operating activities	4,845	30,640
Cash flows provided by (used in) investing activities:
Purchases of securities	(271,590)	(315,416)
Proceeds from sale of securities	214,246	273,393
Principal repayments of mortgage-backed securities	41,253	37,716
Proceeds from investments sold short	443,964	225,738
Repurchase of investments sold short	(476,886)	(221,258)
Proceeds from disposition of financial derivatives	18,938	4,362
Purchase of financial derivatives	(3,141)	(2,709)
Payments made on reverse repurchase agreements	(7,682,238)	(4,354,368)
Proceeds from reverse repurchase agreements	7,719,081	4,349,247
Net cash provided by (used in) investing activities	3,627	(3,295)

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three Month Period Ended March 31,
	2018	2017
Cash flows provided by (used in) financing activities:
Repurchase of common shares	(5,741)	—
Dividends paid	(4,936)	(3,652)
Borrowings under repurchase agreements	268,450	390,532
Repayments of repurchase agreements	(276,337)	(410,220)
Cash provided by (used in) financing activities	(18,564)	(23,340)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,092)	4,005
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	56,117	33,504
CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,025	$37,509
Supplemental disclosure of cash flow information:
Interest paid	$6,881	$3,259
Dividends payable	$4,746	$3,652

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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
Ellington Residential Mortgage Management LLC, or the "Manager," serves as the Manager of the Company pursuant to the terms of the Fifth Amended and Restated Management Agreement, or the "Management Agreement." The Manager is an affiliate of Ellington Management Group, L.L.C., or "EMG," an investment management firm that is an SEC-registered investment adviser with a 23-year history of investing in a broad spectrum of mortgage-backed securities and related derivatives, with an emphasis on the residential mortgage-backed securities, or "RMBS," market. In accordance with the terms of the Management Agreement and the Services Agreement (as described in Note 9), the Manager is responsible for administering the Company's business activities and day-to-day operations, and performs certain services, subject to oversight by the Board of Trustees. See Note 9 for further information on the Management Agreement.
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
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP." Entities in which the Company has a controlling financial interest, through ownership of the majority of the entities' voting equity interests, or through other contractual rights that give the Company control, are consolidated by the Company. All inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material. In management's opinion, all material adjustments considered necessary for a fair statement of the Company's interim consolidated financial statements have been included and are only of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or to 2017, 2016, 2015, or 2014 (its open tax years). In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period, 2017, 2016, 2015, and 2014 (its open tax years). The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any of such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.
(R) Recent Accounting Pronouncements: In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). This amends ASC 810, Consolidation (ASC "810"), to improve targeted areas of consolidation guidance by simplifying the requirements of consolidation and placing more emphasis on risk of loss when determining a controlling financial interest. ASU 2015-02 is effective for annual periods beginning after December 15, 2016 and interim periods beginning after December 15, 2017. The adoption of ASU 2015-02 did not have a material impact on the Company's consolidated financial statements.
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at March 31, 2018 and December 31, 2017, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or GSE. The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage

Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.
By RMBS Type
March 31, 2018:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Agency RMBS:
15-year fixed-rate mortgages	$151,969	$6,721	$158,690	$—	$(3,840)	$154,850	3.41%	2.31%	4.63
20-year fixed-rate mortgages	8,432	646	9,078	—	(305)	8,773	4.00%	2.53%	6.04
30-year fixed-rate mortgages	1,304,988	70,183	1,375,171	416	(34,367)	1,341,220	3.93%	3.08%	8.39
Adjustable rate mortgages	22,613	1,397	24,010	10	(638)	23,382	3.80%	2.57%	4.32
Reverse mortgages	69,813	6,723	76,536	166	(1,320)	75,382	4.52%	2.83%	6.05
Interest only securities	n/a	n/a	14,264	1,151	(889)	14,526	4.46%	5.87%	4.17
Total Agency RMBS	1,557,815	85,670	1,657,749	1,743	(41,359)	1,618,133	3.94%	3.01%	7.61
Non-Agency RMBS	15,258	(4,755)	10,503	2,001	(62)	12,442	3.94%	6.82%	7.43
Total RMBS	$1,573,073	$80,915	$1,668,252	$3,744	$(41,421)	$1,630,575	3.94%	3.03%	7.61

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

By Estimated Weighted Average Life
As of March 31, 2018:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$6,903	$6,949	3.59%	$1,508	$1,962	4.08%	$—	$—	—%
Greater than three years and less than seven years	331,586	339,800	3.87%	13,018	12,302	4.55%	7,784	6,861	4.89%
Greater than seven years and less than eleven years	1,253,210	1,284,720	3.91%	—	—	—%	2,188	1,111	2.89%
Greater than eleven years	11,908	12,016	4.05%	—	—	—%	2,470	2,531	2.50%
Total	$1,603,607	$1,643,485	3.90%	$14,526	$14,264	4.46%	$12,442	$10,503	3.94%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.
As of December 31, 2017:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$7,931	$7,935	3.70%	$3,357	$4,253	4.15%	$—	$—	—%
Greater than three years and less than seven years	419,295	423,248	3.93%	8,848	8,944	4.51%	9,625	9,062	5.00%
Greater than seven years and less than eleven years	1,221,160	1,230,479	3.92%	—	—	—%	5,892	3,697	2.14%
Greater than eleven years	7,382	7,398	3.68%	—	—	—%	2,508	2,519	2.18%
Total	$1,655,768	$1,669,060	3.92%	$12,205	$13,197	4.36%	$18,025	$15,278	3.58%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.
The following table reflects the components of interest income on the Company's RMBS for the three month periods ended March 31, 2018 and 2017:

	Three Month Period Ended March 31, 2018			Three Month Period Ended March 31, 2017
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$16,908	$(4,248)	$12,660	$12,579	$(755)	$11,824
Non-Agency RMBS	169	86	255	253	101	354
Total	$17,077	$(4,162)	$12,915	$12,832	$(654)	$12,178
For the three month periods ended March 31, 2018 and 2017 the Catch-up Premium Amortization Adjustment was $(0.2) million and $2.6 million, respectively.

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
March 31, 2018:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$154,850	$—	$154,850
20-year fixed-rate mortgages	—	8,773	—	8,773
30-year fixed-rate mortgages	—	1,341,220	—	1,341,220
Adjustable rate mortgages	—	23,382	—	23,382
Reverse mortgages	—	75,382	—	75,382
Interest only securities	—	9,388	5,138	14,526
Non-Agency RMBS	—	7,087	5,355	12,442
Mortgage-backed securities, at fair value	—	1,620,082	10,493	1,630,575
Financial derivatives–assets, at fair value:
TBAs	—	296	—	296
Interest rate swaps	—	12,846	—	12,846
Swaptions	—	386	—	386
Total financial derivatives–assets, at fair value	—	13,528	—	13,528
Total mortgage-backed securities and financial derivatives–assets, at fair value	$—	$1,633,610	$10,493	$1,644,103
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(44,377)	$—	$(44,377)
Financial derivatives–liabilities, at fair value:
TBAs	—	(2,572)	—	(2,572)
Interest rate swaps	—	(1,192)	—	(1,192)
Futures	(2,112)	—	—	(2,112)
Total financial derivatives–liabilities, at fair value	(2,112)	(3,764)	—	(5,876)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(2,112)	$(48,141)	$—	$(50,253)

December 31, 2017:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$176,774	$—	$176,774
20-year fixed-rate mortgages	—	9,230	—	9,230
30-year fixed-rate mortgages	—	1,369,589	—	1,369,589
Adjustable rate mortgages	—	29,558	—	29,558
Reverse mortgages	—	70,617	—	70,617
Interest only securities	—	9,951	2,254	12,205
Non-Agency RMBS	—	9,193	8,832	18,025
Mortgage-backed securities, at fair value	—	1,674,912	11,086	1,685,998
Financial derivatives–assets, at fair value:
TBAs	—	402	—	402
Interest rate swaps	—	8,038	—	8,038
Swaptions	—	181	—	181
Futures	171	—	—	171
Total financial derivatives–assets, at fair value	171	8,621	—	8,792
Total mortgage-backed securities and financial derivatives–assets, at fair value	$171	$1,683,533	$11,086	$1,694,790
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(81,289)	$—	$(81,289)
Financial derivatives–liabilities, at fair value:
TBAs	—	(735)	—	(735)
Interest rate swaps	—	(1,128)	—	(1,128)
Total financial derivatives–liabilities, at fair value	—	(1,863)	—	(1,863)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$—	$(83,152)	$—	$(83,152)
The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value:
Three month period ended March 31, 2018:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2017	$8,832	$2,254
Purchases	—	1,529
Proceeds from sales	(3,638)	—
Principal repayments	(230)	—
(Amortization)/accretion, net	46	(442)
Net realized gains (losses)	1,138	(125)
Change in net unrealized gains (losses)	(793)	358
Transfers:
Transfers into level 3	—	1,564
Transfers out of level 3	—	—
Ending balance as of March 31, 2018	$5,355	$5,138

All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at March 31, 2018, as well as Level 3 financial instruments disposed of by the Company during the three month period ended March 31, 2018. For Level 3 financial instruments held by the Company as of March 31, 2018, change in net unrealized gains (losses) of $0.2 million and $0.5 million, for the three month period ended March 31, 2018 relate to non-Agency RMBS and Agency RMBS, respectively.
As of June 30, 2017, the Company modified its procedures to determine the level within the hierarchy for certain financial instruments. Under the revised procedures, the Company examines financial instruments individually rather than in cohorts of like instruments as it had previously. At March 31, 2018, the Company transferred $1.6 million of RMBS from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of March 31, 2017, as well as Level 3 financial instruments disposed of by the Company during the three month period ended March 31, 2017. For Level 3 financial instruments held by the Company as of March 31, 2017, change in net unrealized gains (losses) of $0.2 million and $(0.2) million, for the three month period ended March 31, 2017 relate to non-Agency RMBS and Agency RMBS, respectively.
At March 31, 2017, the Company transferred $3.3 million of RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and/or similar assets. This increase in observed trading activity led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view.
At March 31, 2017, the Company transferred $1.8 million of RMBS from Level 2 to Level 3. Since December 31, 2016, these securities exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads and/or higher delinquencies relative to similar securities and a reduction in observable transactions or executable quotes involving these and similar securities.
There were no transfers of financial instruments between Levels 1 and 2 of the fair value hierarchy during the three month periods ended March 31, 2018 or 2017.

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of March 31, 2018 and December 31, 2017:
March 31, 2018:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$1,461	Market quotes	Non-Binding Third-Party Valuation	$87.47	$90.07	$88.77
Agency RMBS–Interest Only Securities	2,152	Market quotes	Non-Binding Third-Party Valuation	12.19	19.13	16.83
Non-Agency RMBS	3,894	Discounted Cash Flows	Yield	4.4%	12.3%	6.3%
			Projected Collateral Prepayments	19.4%	47.0%	27.9%
			Projected Collateral Losses	4.8%	20.1%	15.7%
			Projected Collateral Recoveries	6.4%	13.3%	11.5%
			Projected Collateral Scheduled Amortization	31.1%	47.8%	44.9%
						100.0%
Agency RMBS–Interest Only Securities	2,986	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	435	1,282	678
			Projected Collateral Prepayments	35.7%	78.4%	68.0%
			Projected Collateral Scheduled Amortization	21.6%	64.3%	32.0%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.
December 31, 2017:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$2,258	Market quotes	Non-Binding Third-Party Valuation	$57.84	$87.45	$78.02
Non-Agency RMBS	6,574	Discounted Cash Flows	Yield	4.6%	5.1%	4.8%
			Projected Collateral Prepayments	19.2%	44.9%	26.5%
			Projected Collateral Losses	0.9%	20.1%	9.2%
			Projected Collateral Recoveries	8.8%	31.5%	22.5%
			Projected Collateral Scheduled Amortization	33.1%	47.5%	41.8%
						100.0%
Agency RMBS–Interest Only Securities	2,254	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	627	1,408	781
			Projected Collateral Prepayments	43.8%	88.1%	71.2%
			Projected Collateral Scheduled Amortization	11.9%	56.2%	28.8%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.

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
The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$46,025	$46,025	$56,117	$56,117
Due from brokers	32,061	32,061	26,754	26,754
Reverse repurchase agreements	44,617	44,617	81,461	81,461
Liabilities:
Repurchase agreements	1,589,319	1,589,319	1,597,206	1,597,206
Due to brokers	1,025	1,025	489	489
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

The following table details the fair value of the Company's holdings of financial derivatives as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$295	$26
TBA securities sale contracts	1	376
Fixed payer interest rate swaps	12,652	7,475
Fixed receiver interest rate swaps	194	563
Swaptions	386	181
Futures	—	171
Total financial derivatives–assets, at fair value	13,528	8,792
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(122)	(266)
TBA securities sale contracts	(2,450)	(469)
Fixed payer interest rate swaps	(1,191)	(1,128)
Fixed receiver interest rate swaps	(1)	—
Futures	(2,112)	—
Total financial derivatives–liabilities, at fair value	(5,876)	(1,863)
Total	$7,652	$6,929
Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of March 31, 2018 and December 31, 2017:
March 31, 2018:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2020	$86,000	$1,372	1.60%	1.76%	2.07
2021	161,400	2,428	2.03	1.90	3.14
2022	68,480	1,511	2.00	1.80	4.19
2023	150,466	1,984	2.38	1.82	4.99
2024	8,900	316	1.99	1.69	6.01
2025	57,822	361	2.62	1.97	6.93
2026	40,885	3,423	1.63	1.87	8.46
2027	30,000	934	2.29	1.79	9.10
2028	36,663	(397)	2.89	2.01	9.93
2043	12,380	(471)	2.99	1.83	25.13
Total	$652,996	$11,461	2.15%	1.86%	5.31

December 31, 2017:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2018	$65,990	$187	0.97%	1.38%	0.43
2019	19,540	165	1.41	1.60	1.51
2020	131,900	1,514	1.60	1.41	2.39
2021	131,400	1,194	1.88	1.40	3.41
2022	79,044	736	1.97	1.39	4.48
2023	54,200	873	1.93	1.37	5.47
2024	8,900	142	1.99	1.34	6.26
2025	15,322	196	2.04	1.37	7.13
2026	40,885	2,230	1.63	1.36	8.71
2027	48,010	235	2.30	1.40	9.38
2043	12,380	(1,125)	2.99	1.41	25.38
Total	$607,571	$6,347	1.77%	1.40%	4.54
The following tables provide information about the Company's fixed receiver interest rate swaps as of March 31, 2018 and December 31, 2017.
March 31, 2018:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2021	$13,000	$(1)	2.31%	2.66%	3.01
2025	9,700	194	1.72	3.00	7.30
Total	$22,700	$193	2.06%	2.80%	4.84
December 31, 2017:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$9,700	$563	1.36%	3.00%	7.54
Total	$9,700	$563	1.36%	3.00%	7.54
Interest Rate Swaptions
The following table provides information about the Company's swaptions as of March 31, 2018 and December 31, 2017.
March 31, 2018:

Option			Underlying Swap
Type	Fair Value	Months to Expiration	Notional Amount	Term (Years)	Fixed Rate
($ in thousands)
Fixed Payer	$386	4.0	$10,000	10	2.40%

December 31, 2017:

Option			Underlying Swap
Type	Fair Value	Months to Expiration	Notional Amount	Term (Years)	Fixed Rate
($ in thousands)
Fixed Payer	$181	7.0	$10,000	10	2.40%
Futures
The following tables provide information about the Company's short positions in futures as of March 31, 2018 and December 31, 2017.
March 31, 2018:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
U.S. Treasury Futures	$(296,100)	$(2,112)	2.84
December 31, 2017:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
U.S. Treasury Futures	$(25,800)	$171	2.63
TBAs
The Company transacts in the forward settling TBA market. Pursuant to these TBA transactions, the Company agrees to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. TBAs are generally liquid, have quoted market prices, and represent the most actively traded class of MBS. The Company primarily uses TBAs to mitigate interest rate risk, typically in the form of short positions. However, from time to time, the Company also invests in TBAs as a means of acquiring additional exposure to Agency RMBS, or for speculative purposes, including holding long positions. Overall, the Company typically holds a net short position.
The Company does not generally take delivery of TBAs; rather, it settles the associated receivable and payable with its trading counterparties on a net basis. Transactions with the same counterparty for the same TBA that result in a reduction of the position are treated as extinguished.
As of March 31, 2018 and December 31, 2017, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	March 31, 2018				December 31, 2017
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$98,555	$99,949	$100,244	$295	$37,355	$38,065	$38,091	$26
Liabilities	41,149	42,763	42,641	(122)	75,789	79,570	79,304	(266)
	139,704	142,712	142,885	173	113,144	117,635	117,395	(240)
Sale contracts:
Assets	(3,600)	(3,770)	(3,769)	1	(358,279)	(372,219)	(371,843)	376
Liabilities	(378,653)	(379,954)	(382,404)	(2,450)	(328,576)	(341,134)	(341,603)	(469)
	(382,253)	(383,724)	(386,173)	(2,449)	(686,855)	(713,353)	(713,446)	(93)
Total TBA securities, net	$(242,549)	$(241,012)	$(243,288)	$(2,276)	$(573,711)	$(595,718)	$(596,051)	$(333)

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in Financial derivatives-assets at fair value and Financial derivatives-liabilities at fair value on the Consolidated Balance Sheet.

The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the three month period ended March 31, 2018 and the year ended December 31, 2017:

Derivative Type	Three Month Period Ended March 31, 2018	Year Ended December 31, 2017
	(In thousands)
Interest rate swaps	$630,497	$549,907
TBAs	707,333	796,813
Futures	172,575	30,092
Swaptions	10,000	4,615
Gains and losses on the Company's financial derivatives for the three month periods ended March 31, 2018 and 2017 are summarized in the tables below:

	Three Month Period Ended March 31, 2018
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$1,132	$2,441	$3,573	$(1,511)	$6,098	$4,587
Swaptions		—	—		205	205
TBAs		11,303	11,303		(1,944)	(1,944)
Futures		1,079	1,079		(2,283)	(2,283)
Total	$1,132	$14,823	$15,955	$(1,511)	$2,076	$565

	Three Month Period Ended March 31, 2017
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(15)	$(29)	$(44)	$(462)	$756	$294
TBAs		1,831	1,831		(2,342)	(2,342)
Futures		(134)	(134)		(94)	(94)
Total	$(15)	$1,668	$1,653	$(462)	$(1,680)	$(2,142)
From time to time, the Company uses short positions in U.S. Treasury positions as a component of its interest rate hedging portfolio. As of March 31, 2018, the Company held short positions in U.S. Treasury securities, with a principal amount of $44.4 million and a fair value of $44.4 million. As of December 31, 2017, the Company held short positions in U.S. Treasury securities, with a principal amount of $82.5 million and a fair value of $81.3 million. Such securities are included on the Company's Consolidated Balance Sheet under the caption U.S. Treasury securities sold short, at fair value.

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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of both March 31, 2018 and December 31, 2017, the Company had outstanding borrowings under repurchase agreements with 15 counterparties.
The following table details the Company's outstanding borrowings under repurchase agreements as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$468,222	1.67%	16	$410,628	1.41%	15
31-60 days	818,835	1.76	45	906,602	1.46	46
61-90 days	302,262	1.90	75	273,665	1.60	74
91-120 days	—	—	—	6,311	1.61	120
Total	$1,589,319	1.76%	42	$1,597,206	1.47%	43
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of both March 31, 2018 and December 31, 2017, the fair value of RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.7 billion. Collateral transferred under outstanding borrowings as of March 31, 2018 includes RMBS in the amount of $73.7 million that were sold prior to period end but for which such sale had not yet settled. Collateral transferred under outstanding borrowings as of December 31, 2017 includes RMBS in the amount of $21.5 million that were sold prior to year end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $21.9 million and additional securities with a fair value of $2.1 million as of March 31, 2018 as a result of margin calls from various counterparties. The Company posted net cash collateral of $18.7 million and additional securities with a fair value of $2.5 million as of December 31, 2017 as a result of margin calls from various counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. There was no counterparty for which the amount at risk was greater than 10% of shareholders' equity as of March 31, 2018 or December 31, 2017.

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
The following tables present information about certain assets and liabilities representing financial instruments as of March 31, 2018 and December 31, 2017. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
March 31, 2018:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$13,528	$(1,305)	$—	$(576)	$11,647
Reverse repurchase agreements	44,617	(44,617)	—	—	—
Liabilities:
Financial derivatives–liabilities	(5,876)	1,305	—	4,423	(148)
Repurchase agreements	(1,589,319)	44,617	1,522,756	21,946	—

(1)	In the Company's Consolidated Balance Sheet, all balances associated with the repurchase agreements and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of March 31, 2018 were $1.65 billion. As of March 31, 2018 total cash collateral on financial derivative assets and liabilities excludes $0.7 million and $3.9 million respectively of net excess cash collateral.

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

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December

31, 2017 were $1.66 billion. As of December 31, 2017 total cash collateral on financial derivative assets and liabilities excludes $5.4 million and $1.4 million, respectively of net excess cash collateral.

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

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of March 31, 2018 and 2017, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three month periods ended March 31, 2018 and 2017:

(In thousands except for share amounts)	Three Month Period Ended March 31, 2018	Three Month Period Ended March 31, 2017
Numerator:
Net income (loss)	$(3,953)	$2,052
Denominator:
Basic and diluted weighted average shares outstanding	13,224,214	9,130,897
Basic and diluted earnings per share	$(0.30)	$0.22
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
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For the three month periods ended March 31, 2018 and 2017, the total management fee incurred was $0.7 million and $0.5 million, respectively.
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
For both of the three month periods ended March 31, 2018 and 2017, the Company reimbursed the Manager $0.4 million for previously incurred operating and compensation expenses.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of March 31, 2018 and December 31, 2017, there were 12,827,850 and 13,340,217 common shares outstanding, respectively. No preferred shares have been issued.
During the three month periods ended March 31, 2018 and 2017, the Board of Directors authorized dividends totaling $0.37 per share and $0.40 per share, respectively. Total dividends declared during the three month periods ended March 31, 2018 and 2017 were $4.7 million and $3.7 million, respectively.
Detailed below is a roll forward of the Company's common shares outstanding for the three month periods ended March 31, 2018 and 2017:

	Three Month Period Ended March 31,
	2018	2017
Common Shares Outstanding (12/31/2017 and 12/31/2016, respectively)	13,340,217	9,130,897
Share Activity:
Shares repurchased	(512,367)	—
Common Shares Outstanding (3/31/2018 and 3/31/2017, respectively)	12,827,850	9,130,897
Unvested restricted shares outstanding (3/31/2018 and 3/31/2017, respectively)	15,945	16,395

The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at March 31, 2018:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	9,976	September 12, 2017	September 11, 2018
Partially dedicated employees:
	2,630	December 12, 2017	December 12, 2018
	1,783	December 12, 2017	December 12, 2019
	1,556	December 13, 2016	December 13, 2018

(1)	Date at which such restricted shares will vest and become non-forfeitable.
As of March 31, 2018, there were 340,461 shares available for future issuance under the Company's 2013 Equity Incentive Plan.
On February 6, 2018, the Company's Board of Trustees approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. This program superseded the program that was previously adopted on August 13, 2013. During the three month period ended March 31, 2018, the Company purchased 512,367 of its common shares at an aggregate cost of $5.7 million, and an average price per share of $11.21.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of March 31, 2018 and December 31, 2017 and management is not aware of any significant contingencies at March 31, 2018.

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
Special Note Regarding Forward-Looking Statements
When used in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission, or the "SEC," or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as "believe," "expect," "anticipate," "estimate," "project," "plan," "continue," "intend," "should," "would," "could," "goal," "objective," "will," "may," "seek," or similar expressions, are intended to identify "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934, as amended, or the "Exchange Act," and, as such, may involve known and unknown risks, uncertainties and assumptions.
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account all information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; our use of and dependence on leverage; future changes with respect to the Federal National Mortgage Association, or "Fannie Mae," and Federal Home Loan Mortgage Corporation, or "Freddie Mac," and related events, including the lack of certainty as to the future roles of these entities and the U.S. Government in the mortgage market and changes to legislation and regulations affecting these entities; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities we own and intend to acquire; changes in rates of default and/or recovery rates on our non-Agency assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
We were formed through an initial strategic venture among affiliates of Ellington Management Group, L.L.C., an investment management firm and registered investment adviser with a 23-year history of investing in a broad spectrum of mortgage-backed securities, or "MBS," and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." As of March 31, 2018, the Blackstone Funds owned approximately 22% of our outstanding common shares. We are externally managed and advised by our Manager, an affiliate of Ellington.
We use leverage in our Agency RMBS strategy and, while we have not done so meaningfully to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of March 31, 2018, we had outstanding borrowings under repurchase agreements in the amount of $1.6 billion with 15 counterparties.
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
As of March 31, 2018, our book value per share was $13.90, as compared to $14.45 as of December 31, 2017.
Trends and Recent Market Developments

•	In March, the U.S. Federal Reserve, or "Federal Reserve," raised the target range for the federal funds rate by 0.25%, to 1.50%–1.75%, its sixth rate increase since December 1, 2015.

•
In January, and then again in April, the Federal Reserve increased the amount of the tapering of its reinvestments, in line with the schedule it had laid out in September 2017. The tapering of Agency RMBS purchases increased to $8 billion per month in January, and to $12 billion per month in April.

•
Despite steepening over the first two months of the year, the yield curve finished the quarter flatter than where it started, for the fifth consecutive quarter. The 2-year U.S. Treasury yield rose 38 basis points to end the quarter at 2.27%, while the 10-year U.S. Treasury yield increased 33 basis points to 2.74%; the spread between the 2-year and 10-year tightened to just 47 basis points, as compared to 52 basis points at year-end.

•	One-month LIBOR increased 32 basis points to end the first quarter at 1.88%, while three-month LIBOR increased 62 basis points to 2.31%. Both of these levels were the highest in over nine years.

•	Mortgage rates increased in the first quarter, with the Freddie Mac survey 30-year mortgage rate rising 45 basis points to end the quarter at 4.44%.

•
Overall Agency RMBS prepayment rates continued to be muted during the quarter. The Mortgage Bankers Association's Refinance Index, which measures refinancing application volumes, was unchanged quarter over quarter.

•
Data released by S&P Dow Jones Indices for its S&P CoreLogic Case-Shiller Indices for February 2018 showed, on average, a continuation of mid-single-digit home price appreciation nationally, with home prices posting a 6.8%year-over-year increase for its 20-City Composite and a 6.5% year-over-year increase for its 10-City Composite, after seasonal adjustments.

•
Data from the Federal Reserve Bank of New York's Quarterly Report on Household Debt and Credit indicated that aggregate household debt balances increased 4.5% year over year to $13.15 trillion in 2017, which is $473 billion higher than the previous peak of $12.68 trillion reached in the third quarter of 2008. The University of Michigan's Index of Consumer Sentiment increased 1.9% year over year in April 2018, indicating consumers hold a favorable assessment of the economy and their current financial condition.

The beginning of 2018 started much like 2017 finished, with equities reaching new highs in January. However, toward the end of January, the relative stability of 2017 suddenly reversed course. Equities sold off violently, driven in part by concerns over inflation and rising interest rates. The Dow Jones Industrial Average moved more than 2% in four of the first six trading sessions of February, as compared to no such days during 2017. By February 8th, just nine trading days after reaching its all-time high, the S&P 500 Index entered correction territory. At the same time, long-term interest rates rose steadily and finally broke out of their 2017 ranges, with the 10-year U.S. Treasury yield reaching 2.95% on February 21st, marking the highest daily close in more than four years and 91 basis points higher than the 2017 lows reached just last September. The Chicago Board Options Exchange Volatility Index, known as the VIX, jumped 282% between January 1st and February 5th, with a 20-point surge occurring on February 5th, its largest one-day movement on record. On February 9th, the Merrill Lynch Option Volatility Estimate Index, or MOVE Index, closed 54% above its year-end level, reaching its highest level since April 2017.
In March, equity volatility remained elevated amidst new concerns of an international trade war, while long-term interest rates leveled off and the yield curve flattened. Despite all of the volatility, the S&P 500 Index finished the quarter down only 1.2%.
During the quarter, yield spreads across many credit products widened in sympathy with the interest rate and equity market volatility. Corporate credit spreads tightened slightly during January but then widened dramatically. The Markit North America High Yield Index widened 63 basis points during the quarter—and in March reached its highest level since December 2016—while the Bloomberg Barclays U.S. Corporate Investment Grade Index registered a negative return of (79) basis points for the first quarter. Meanwhile, LIBOR continued its rapid rise, with 3-month LIBOR climbing 62 basis points from the end of last year. This increase in LIBOR boosted coupons in floating rate debt instruments and benefited the structured credit sector, including CLOs, leveraged loans, and legacy Non-Agency RMBS.
Agency RMBS prices came under substantial pressure during the first quarter, with interest rates materially higher and many coupons experiencing significant duration extension. These price movements were further compounded by a significant widening in Agency RMBS yield spreads, caused primarily by increased interest rate volatility and the technical drag created by the escalation of the Federal Reserve's tapering program. As measured by the Bloomberg Barclays U.S. MBS Agency Fixed Rate Index, Agency RMBS generated a negative return of (1.19%) for the quarter, underperforming (on a duration-adjusted basis) the Bloomberg Barclays U.S. Treasury Index by 39 basis points.
Portfolio Overview and Outlook
As of March 31, 2018, our mortgage-backed securities portfolio consisted of $1.505 billion of fixed-rate Agency "specified pools," $23.4 million of Agency RMBS backed by adjustable rate mortgages, or "Agency ARMs," $75.4 million of Agency reverse mortgage pools, $14.5 million of Agency interest only securities, or "Agency IOs," and $12.4 million of non-Agency RMBS. Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and mortgages with various other characteristics.
Our overall RMBS portfolio decreased by 3.3% to $1.631 billion as of March 31, 2018, as compared to $1.686 billion as of December 31, 2017. Although our portfolio was slightly smaller by quarter end, our equity base was also smaller, with the result that our overall debt-to-equity ratio, adjusted for unsettled purchases and sales, increased to 8.6:1 as of March 31, 2018, up from 8.2:1 as of December 31, 2017. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions.
We capitalized on the widening in Agency RMBS yield spreads by covering a portion of the short TBA positions that we use for hedging purposes, as well as by increasing our long TBA portfolio held for investment purposes. These portfolio maneuvers increased our net mortgage assets-to-equity ratio—which we define as the net aggregate market value of our mortgage-backed securities (including the underlying market values of our long and short TBA positions) divided by total shareholders' equity—to 7.8:1 as of March 31, 2018, from 5.7:1 as of December 31, 2017. As of March 31, 2018, we had short TBAs of $386.2 million, as compared to $713.4 million as of December 31, 2017. Also as of March 31, 2018, we had $142.9 million of long TBAs held for investment purposes, as compared to $117.4 million as of December 31, 2017. TBAs are forward-settling Agency RMBS where the mortgage pass-through certificates to be delivered are "To-Be-Announced."
With Agency RMBS prices dropping during the quarter, our portfolio had significant unrealized losses. While this was partially offset by significant gains on our interest rate swaps and TBA short positions, strong TBA dollar rolls and muted prepayments caused TBAs to outperform specified pools, which in turn dampened our results. Even though we covered a portion of our TBA short positions during the quarter, short positions in TBAs continued to represent a significant portion of our interest rate hedging portfolio. Average pay-ups on our specified pools decreased to 0.59% as of March 31, 2018, as compared to 0.68% as of December 31, 2017. Pay-ups are price premiums for specified pools relative to their TBA counterparts.
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
Our non-Agency RMBS performed well during the quarter, driven by strong net interest income and net realized and unrealized gains. Fundamentals underlying non-Agency RMBS continue to remain strong, led by a stable housing market. During the quarter we net sold assets at gains. Our total investment in non-Agency RMBS decreased to $12.4 million as of March 31, 2018, as compared to $18.0 million as of December 31, 2017. To the extent that more attractive entry points develop in non-Agency RMBS, we may increase our capital allocation to this sector.

The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three month periods ended March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017, and March 31, 2017.

	Three Month Period Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Three Month Constant Prepayment Rates(1)	8.0%	9.6%	9.6%	8.2%	12.7%

(1)	Excludes Agency fixed-rate RMBS without any prepayment history.
The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of March 31, 2018 and December 31, 2017.

		March 31, 2018			December 31, 2017
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	2.50	$587	$576	55	$612	$613	52
	3.00	35,411	35,457	27	50,391	51,453	21
	3.50	107,052	109,568	26	110,748	115,001	24
	4.00	8,919	9,249	39	9,247	9,707	36
Total 15-year fixed-rate mortgages		151,969	154,850	28	170,998	176,774	24
20-year fixed-rate mortgages	4.00	8,432	8,773	39	8,712	9,230	36
30-year fixed-rate mortgages:
	3.00	30,585	29,929	24	15,580	15,612	29
	3.03	452	445	69	456	457	66
	3.25	1,095	1,106	15	1,100	1,115	12
	3.28	370	361	69	373	373	66
	3.50	439,135	442,453	22	433,348	447,904	22
	3.75	3,297	3,345	8	3,319	3,455	5
	4.00	544,625	562,482	18	522,981	551,217	18
	4.25	—	—	—	5,672	5,992	5
	4.50	249,213	262,208	25	281,412	300,833	20
	5.00	35,048	37,621	51	37,379	40,451	48
	5.50	1,168	1,270	134	1,228	1,347	131
	6.00	—	—	—	736	833	135
Total 30-year fixed-rate mortgages		1,304,988	1,341,220	22	1,303,584	1,369,589	21
Total fixed-rate Agency RMBS		$1,465,389	$1,504,843	23	$1,483,294	$1,555,593	21
For the three month period ended March 31, 2018, we had total net realized and unrealized losses of $(29.7) million, or $(2.24) per share, on our aggregate Agency RMBS portfolio. Prices on our Agency RMBS portfolio dropped, leading to significant unrealized losses for the quarter. Our Agency RMBS portfolio turnover was 15% for the three month period ended March 31, 2018, which was slightly higher than the three month period ended December 31, 2017. In addition, we had total net realized and unrealized gains for the three month period ended March 31, 2018, of $0.5 million, or $0.04 per share, on our non-Agency RMBS portfolio as underlying fundamentals remained strong.

During the three month period ended March 31, 2018 we continued to hedge interest rate risk, primarily through the use of interest rate swaps, and short positions in TBAs, U.S. Treasury securities, and futures. For the quarter, we had total net realized and unrealized gains of $20.6 million, or $1.56 per share, on our interest rate hedging portfolio. In our hedging portfolio, the relative proportion (based on 10-year equivalents1) of short positions in TBAs decreased quarter over quarter relative to our other interest rate hedges, as we increased our exposure to Agency RMBS to take advantage of the widening in Agency RMBS yield spreads. The relative makeup of our interest rate hedging portfolio can change materially from quarter to quarter.
1"10-year equivalents" for a group of positions represent the amount of 10-year U.S. Treasury securities that would experience a similar change in market value under a standard parallel move in interest rates.
After giving effect to a first quarter dividend of $0.37 per share, our book value per share decreased to $13.90 as of March 31, 2018, from $14.45 as of December 31, 2017, and we had an economic return of (1.2)% for the quarter. Economic return is computed by adding back dividends declared to ending book value per share, and comparing that amount to book value per share as of the beginning of the quarter.
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. As of March 31, 2018, our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 2.8%, as compared to 3.5% as of December 31, 2017. Excluding TBA positions used to hedge our specified pool holdings, our Agency premium as a percentage of fair value was approximately 2.9% and 4.8% as of March 31, 2018 and December 31, 2017, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
We believe that our adaptive and active style of portfolio management is well suited to the current MBS market environment, which continues to be shaped by prepayment risk, shifting central bank and government policies, regulatory changes, and developing technologies.
Financing
Over the course of the three month period ended March 31, 2018 our cost of borrowing through repurchase agreements, or "repos," increased as LIBOR increased. Our average borrowing cost for the three month period ended March 31, 2018 was 1.63%, as compared to 1.40% for the three month period ended December 31, 2017.
While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as banks, are more active in providing repo financing. Most of our outstanding repo financing is still provided by banks and bank affiliates; however, in limited amounts, we have also entered into repo agreements with non-bank dealers. In general, we continue to see strong appetite and competitive terms from both types of lenders.
Our debt-to-equity ratio was to 8.9:1 as of March 31, 2018, as compared to 8.3:1 as of December 31, 2017. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 8.6:1 as of March 31, 2018 and 8.2:1 as of December 31, 2017. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions.
Critical Accounting Policies
Our unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP." Entities in which we have a controlling financial interest, through ownership of the majority of the entities' voting equity interests, or through other contractual rights that give us control, are consolidated by us. All inter-company balances and transactions have been eliminated.
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
We follow the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or to 2017, 2016, 2015, and 2014 (its open tax years). In the normal course of business, we may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period, 2017, 2016, 2015, and 2014 (our open tax years). We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions; we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.
Financial Condition
Investment portfolio
The following tables summarize our mortgage-backed securities portfolio of as of March 31, 2018 and December 31, 2017:

	March 31, 2018					December 31, 2017
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed-rate mortgages	$151,969	$154,850	$101.90	$158,690	$104.42	$170,998	$176,774	$103.38	$178,551	$104.42
20-year fixed-rate mortgages	8,432	8,773	104.04	9,078	107.66	8,712	9,230	105.95	9,394	107.83
30-year fixed-rate mortgages	1,304,988	1,341,220	102.78	1,375,171	105.38	1,303,584	1,369,589	105.06	1,380,265	105.88
ARMs	22,613	23,382	103.40	24,010	106.18	28,087	29,558	105.24	29,949	106.63
Reverse mortgages	69,813	75,382	107.98	76,536	109.63	64,608	70,617	109.30	70,901	109.74
Total Agency RMBS	1,557,815	1,603,607	102.94	1,643,485	105.50	1,575,989	1,655,768	105.06	1,669,060	105.91
Non-Agency RMBS	15,258	12,442	81.54	10,503	68.84	21,995	18,025	81.95	15,278	69.46
Total RMBS(2)	1,573,073	1,616,049	102.73	1,653,988	105.14	1,597,984	1,673,793	104.74	1,684,338	105.40
Agency IOs	n/a	14,526	n/a	14,264	n/a	n/a	12,205	n/a	13,197	n/a
Total mortgage-backed securities		1,630,575		1,668,252			1,685,998		1,697,535
U.S. Treasury securities sold short	(44,350)	(44,377)	100.06	(44,002)	99.22	(82,492)	(81,289)	98.54	(81,836)	99.20
Reverse repurchase agreements	44,617	44,617	100.00	44,617	100.00	81,461	81,461	100.00	81,461	100.00
Total		$1,630,815		$1,668,867			$1,686,170		$1,697,160

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Excludes Agency IOs.
The vast majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency CMOs. Within this strategy, we generally target Agency RMBS pools that, taking into account their particular composition and based on our prepayment projections, should: (1) generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) have less prepayment sensitivity to government policy shocks and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months when actual prepayment experience can be observed. As of both March 31, 2018 and December 31, 2017, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
Our most prevalent method of financing RMBS is through short-term repos, which generally have maturities of 180 days or less. The weighted average lives of the RMBS that we own are generally much longer. Consequently, the weighted average term of our repurchase agreement financings will almost always be substantially shorter than the expected average maturity of our RMBS. This mismatch in maturities, together with the uncertainty of RMBS prepayments, and other potential changes in timing and/or amount of cash flows on our RMBS assets, creates the risk that changes in interest rates will cause our financing costs with respect to our RMBS to increase relative to the income on our RMBS over the term of our investments.

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of March 31, 2018 and December 31, 2017:

(In thousands)	March 31, 2018	December 31, 2017
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$295	$26
TBA securities sale contracts	1	376
Fixed payer interest rate swaps	12,652	7,475
Fixed receiver interest rate swaps	194	563
Swaptions	386	181
Futures	—	171
Total financial derivatives–assets, at fair value	13,528	8,792
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(122)	(266)
TBA securities sale contracts	(2,450)	(469)
Fixed payer interest rate swaps	(1,191)	(1,128)
Fixed receiver interest rate swaps	(1)	—
Futures	(2,112)	—
Total financial derivatives–liabilities, at fair value	(5,876)	(1,863)
Total	$7,652	$6,929
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

As of March 31, 2018, as part of our interest rate hedging program, we also held short positions in U.S. Treasury securities, with a total principal amount of $44.4 million and a fair value of $44.4 million. As of December 31, 2017, we also held short positions in U.S. Treasury securities, with a total principal amount of $82.5 million and a fair value of $81.3 million.
The composition and relative mix of our hedging instruments may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of March 31, 2018 and December 31, 2017. We had no other borrowings outstanding.

	March 31, 2018			December 31, 2017
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$468,222	1.67%	16	$410,628	1.41%	15
31-60 days	818,835	1.76	45	906,602	1.46	46
61-90 days	302,262	1.90	75	273,665	1.60	74
91-120 days	—	—	—	6,311	1.61	120
Total	$1,589,319	1.76%	42	$1,597,206	1.47%	43
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of March 31, 2018 and December 31, 2017, our total debt-to-equity ratio was 8.9:1 and 8.3:1, respectively. Collateral transferred with respect to our outstanding repo borrowings as of both March 31, 2018 and December 31, 2017 had an aggregate fair value of $1.7 billion. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 8.6:1 and 8.2:1 as of March 31, 2018 and December 31, 2017, respectively. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions.
Shareholders' Equity
As of March 31, 2018, our shareholders' equity decreased to $178.3 million from $192.7 million as of December 31, 2017. This decrease principally consisted of net loss of $(4.0) million, dividends declared of $(4.7) million, and common shares repurchased of $(5.7) million. As of March 31, 2018, our book value per share was $13.90, as compared to $14.45 as of December 31, 2017.

Results of Operations for the Three Month Periods Ended March 31, 2018 and 2017
The following table summarizes our results of operations for the three month periods ended March 31, 2018 and 2017:

	Three Month Period Ended March 31,
(In thousands except for per share amounts)	2018	2017
Interest Income (Expense)
Interest income	$13,426	$12,329
Interest expense	(7,248)	(3,179)
Net interest income	6,178	9,150
Expenses
Management fees to affiliate	671	527
Other operating expenses	846	745
Total expenses	1,517	1,272
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	(25,134)	(5,337)
Net realized and change in net unrealized gains (losses) on financial derivatives	16,520	(489)
Total Other Income (Loss)	(8,614)	(5,826)
Net Income (Loss)	$(3,953)	$2,052
Net Income (Loss) Per Common Share	$(0.30)	$0.22
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

The table below reconciles Core Earnings and Adjusted Core Earnings for the three month periods ended March 31, 2018 and 2017 to the line, Net Income (Loss), on our Consolidated Statement of Operations, which we believe is the most directly comparable U.S. GAAP measure:

	Three Month Period Ended March 31,
(In thousands except for share amounts)	2018	2017
Net Income (Loss)	$(3,953)	$2,052
Less:
Net realized gains (losses) on securities	1,927	(2,990)
Net realized gains (losses) on financial derivatives, excluding periodic payments(1)	14,823	1,668
Change in net unrealized gains (losses) on securities	(27,061)	(2,347)
Change in net unrealized gains (losses) on financial derivatives, excluding accrued periodic payments(2)	2,076	(1,680)
Subtotal	(8,235)	(5,349)
Core Earnings	$4,282	$7,401
Less: Catch-up Premium Amortization Adjustment	(150)	2,584
Adjusted Core Earnings	$4,432	$4,817
Weighted Average Shares Outstanding	13,224,214	9,130,897
Core Earnings Per Share	$0.32	$0.81
Adjusted Core Earnings Per Share	$0.34	$0.53

(1)
For the three month period ended March 31, 2018, represents Net realized gains (losses) on financial derivatives of $16.0 million less Net realized gains (losses) on periodic settlements of interest rate swaps of $1.1 million. For the three month period ended March 31, 2017, represents Net realized gains (losses) on financial derivatives of $1.7 million less Net realized gains (losses) on periodic settlements of interest rate swaps of $(15) thousand.

(2)
For the three month period ended March 31, 2018, represents Change in net unrealized gains (losses) on financial derivatives of $0.6 million less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(1.5) million. For the three month period ended March 31, 2017, represents Change in net unrealized gains (losses) on financial derivatives of $(2.1) million less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(0.5) million.

Net Income (Loss)
Net loss for the three month period ended March 31, 2018 was $(4.0) million as compared to net income of $2.1 million for the three month period ended March 31, 2017. The period-over-period reversal in our results of operations was principally due to an increase in Total Other Loss combined with a decrease in net interest income.
Interest Income
Our portfolio as of both March 31, 2018 and 2017 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $12.9 million and $12.2 million in interest income on these securities for the three month periods ended March 31, 2018 and 2017, respectively. The slight period-over-period increase in interest income resulted primarily from higher average holdings. Our average holdings increased following the leveraged deployment, in Agency RMBS, of capital raised through our equity offering and ATM program subsequent to the first quarter of 2017. Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the three month period ended March 31, 2018, we had a negative Catch-up Premium Amortization Adjustment of approximately $(0.2) million, which decreased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our overall portfolio was 3.02% for the three month period ended March 31, 2018. By comparison, for the three month period ended March 31, 2017 the Catch-up Premium Amortization Adjustment increased interest income by approximately $2.6 million. Excluding this Catch-up Premium Amortization Adjustment, the weighted average yield on our overall portfolio for the three month period ended March 31, 2017 would have been 2.99%.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three month periods ended March 31, 2018 and 2017:

	Non-Agency(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three month period ended March 31, 2018	$255	$13,469	7.56%	$12,660	$1,714,153	2.95%	$12,915	$1,727,622	2.99%
Three month period ended March 31, 2017	$354	$15,912	8.89%	$11,824	$1,267,777	3.73%	$12,178	$1,283,689	3.79%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the three month periods ended March 31, 2018 and 2017, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the three month period ended March 31, 2018 was $7.2 million, of which $6.4 million represented interest expense on our repo borrowings and approximately $0.8 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the three month period ended March 31, 2017 was $3.2 million, of which $2.8 million represented interest expense on our repo borrowings and approximately $0.4 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period increase in our total interest expense resulted mainly from higher rates on our repo borrowings stemming from the increase in short-term interest rates, as well as an increase in average borrowings as a result of a larger asset base. Our average outstanding repo borrowings for the three month period ended March 31, 2018 was $1.59 billion, and we had an average cost of funds on repo borrowings of 1.63%. Our average outstanding repo borrowings for the three month period ended March 31, 2017 was $1.19 billion, and we had an average cost of funds on repo borrowings of 0.94%.
The following table shows information related to our average cost of funds(1) for the three month periods ended March 31, 2018 and 2017.

	Repurchase Agreements			Interest Rate Swaps(2)		Short U.S. Treasury Securities(2)		Total(2)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Average Cost of Funds	Interest expense	Average Cost of Funds	Interest and net periodic expense paid or payable	Average Cost of Funds
(In thousands)
For the three month period ended March 31, 2018	$1,588,515	$6,412	1.63%	$386	0.10%	$777	0.20%	$7,575	1.93%
For the three month period ended March 31, 2017	$1,194,321	$2,782	0.94%	$476	0.16%	$375	0.13%	$3,633	1.23%

(1)	This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.

(2)
As an alternative cost of funds measure, we add to our repo borrowing cost the net periodic amounts paid or payable by us on our interest rate swaps and the interest expense we incur on our short positions in U.S. Treasury securities, and express the total as a percentage of our average outstanding repurchase agreement borrowings.

For the three month periods ended March 31, 2018 and 2017, average one-month LIBOR was 1.65% and 0.83%, respectively. For the three month periods ended March 31, 2018 and 2017, average six-month LIBOR was 2.11% and 1.37%, respectively. For the three month period ended March 31, 2018, the weighted average yield of our portfolio of Agency and non-Agency RMBS was 2.99%, while our total average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.93%, resulting in a net interest margin of 1.06%. By comparison, for the three month period ended March 31, 2017, the weighted average yield of our Agency and non-Agency RMBS was 3.79%, while our average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.23%, resulting in a net interest margin of 2.56%. For the three month periods ended March 31, 2018 and 2017, excluding the impact of the Catch-up Premium Amortization Adjustment, the weighted average yield of our portfolio was 3.02% and 2.99%, respectively and our adjusted net interest margin was 1.09% and 1.76%, respectively.
Management Fees
For the three month periods ended March 31, 2018 and 2017, our management fee expense was approximately $0.7 million and $0.5 million, respectively. The period-over-period increase was due to our higher capital base in the three month period ended March 31, 2018. Management fees are calculated based on our shareholders' equity at the end of each quarter.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. Other operating expenses for the three month periods ended March 31, 2018 and 2017 were approximately $0.8 million and $0.7 million, respectively. The slight increase in other operating expenses was a result of an increase in professional fees and compensation expense for the three month period ended March 31, 2018, as compared to the three month period ended March 31, 2017, partially offset by a decrease to insurance expense for the three month period ended March 31, 2018, as compared to the three month period ended March 31, 2017. Our expense ratio, which represents our annualized management fees and other operating expenses as a percentage of our average shareholders' equity, decreased to 3.3% for the three month period ended March 31, 2018, as compared to 3.6% for the three month period ended March 31, 2017. The decrease in our expense ratio was due to an increase in our average shareholders' equity for the three month period ended March 31, 2018, as compared to the three month period ended March 31, 2017.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gain (losses) on securities and financial derivatives. For the three month period ended March 31, 2018, other loss was $(8.6) million, consisting of net realized and change in net unrealized losses of $(25.1) million on our securities, primarily our Agency RMBS, partially offset by net realized and change in net unrealized gains of $16.5 million on our financial derivatives. Interest rates increased and Agency RMBS yield spreads widened during the quarter ended March 31, 2018, leading to significant unrealized losses on our portfolio. The net realized and unrealized gains on our financial derivatives included $17.8 million of net realized and unrealized gains primarily from our net TBA short positions and interest rate swaps, which was only partially offset by $1.2 million of net realized and unrealized losses on our U.S. Treasury futures. The decline in mortgage prices and increase in interest rates positively affected the results for our TBA short positions and interest rate swaps. For the three month period ended March 31, 2018, as measured by sales and excluding paydowns, we turned over approximately 15% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized losses of $(4.3) million on our Agency RMBS portfolio.
Other income (loss) for the three month period ended March 31, 2017 was $(5.8) million and consisted of net realized and change in net unrealized losses of $(0.5) million on our financial derivatives and $(5.3) million on our securities, primarily our Agency RMBS. The three month period ended March 31, 2017 included slight declines in asset valuations, mainly on our Agency RMBS as yield spreads widened. For the three month period ended March 31, 2017, as measured by sales and excluding paydowns, we turned over approximately 21% of our Agency RMBS portfolio and, as a result, we generated net realized losses of $(2.5) million on our Agency RMBS portfolio. During the period, we took advantage of the slight drop in pay-ups for specified pools by rotating a portion of our portfolio into what we believed were higher quality specified pools at attractive valuations. Within our hedging portfolio, our interest rate swaps generated net gains as swap rates increased across the yield curve, but those gains were offset by losses on our short positions in TBAs, U.S. Treasury securities, and futures. During the quarter, TBA roll prices increased and longer maturity U.S. Treasury yields declined, most notably in March, thereby leading to losses. Additionally, as we use short TBAs as a major component of our interest rate hedging portfolio, the relative underperformance of specified pools in comparison to TBAs dampened our results for the first quarter of 2017.
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
As of both March 31, 2018 and December 31, 2017, we had $1.6 billion outstanding under our repurchase agreements. As of March 31, 2018, our outstanding repurchase agreements were with 15 counterparties.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of both March 31, 2018 and December 31, 2017, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 4.9%.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
March 31, 2018	$1,589,319	$1,588,515	$1,590,790
December 31, 2017	1,597,206	1,614,096	1,643,683
September 30, 2017	1,642,313	1,633,746	1,650,729
June 30, 2017(1)	1,628,450	1,339,806	1,628,450
March 31, 2017	1,178,285	1,194,321	1,199,860
December 31, 2016	1,197,973	1,170,091	1,197,973
September 30, 2016	1,158,962	1,138,439	1,158,962
June 30, 2016	1,205,987	1,132,184	1,205,987
March 31, 2016	1,133,841	1,142,501	1,175,531
December 31, 2015	1,222,719	1,228,964	1,286,274
September 30, 2015	1,225,905	1,242,650	1,248,604
June 30, 2015	1,264,479	1,247,617	1,269,551

(1)
For the quarter ended June 30, 2017 the significant increase between average borrowings outstanding and total borrowings as of June 30, 2017 was the result of our deployment of the proceeds from our follow-on offering of common shares during the quarter. Based on our higher equity base, we increased our repo borrowings so as to maintain our desired debt-to-equity ratio.

As of March 31, 2018 and December 31, 2017, we had an aggregate amount at risk under our repurchase agreements with 15 counterparties of approximately $85.5 million and $84.1 million, respectively. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. If the amounts outstanding under repurchase agreements with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk under our repurchase agreements as of March 31, 2018 and December 31, 2017 does not include approximately $1.7 million and $2.2 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
Our derivatives, excluding TBAs, are predominantly subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Act. We may be required to deliver or receive cash or securities as collateral upon entering into derivative transactions. Changes in the relative value of derivative transactions may require us or the counterparty to post or receive additional collateral. Entering into derivative contracts involves market risk in excess of amounts recorded on our balance sheet. In the case of cleared derivatives, the clearinghouse becomes our counterparty and the future commission merchant acts as an intermediary between us and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral.

As of March 31, 2018, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with four counterparties of approximately $15.1 million. We also had $11.4 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2017, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with five counterparties of approximately $11.9 million. We also had $8.3 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of March 31, 2018, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $2.6 million. As of December 31, 2017, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with 12 counterparties of approximately $3.5 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $46.0 million and $56.1 million as of March 31, 2018 and December 31, 2017, respectively.
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
Three Month Period Ended March 31, 2018

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.37	$4,746	March 7, 2018	March 29, 2018	April 25, 2018
Three Month Period Ended March 31, 2017

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.40	$3,652	March 6, 2017	March 31, 2017	April 25, 2017
For the three month period ended March 31, 2018, our operating activities provided net cash of $4.8 million and our investing activities provided net cash of $3.6 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements) used net cash of $7.9 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $0.6 million. We used $4.9 million to pay dividends and $5.7 million to repurchase common shares. As a result of these activities, there was a decrease in our cash holdings of $10.1 million, from $56.1 million as of December 31, 2017 to $46.0 million as of March 31, 2018.
For the three month period ended March 31, 2017, our operating activities provided net cash of $30.6 million and our investing activities used net cash of $3.3 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements) used net cash of $19.7 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $7.7 million. We used $3.7 million to pay dividends. As a result of these activities, there was an increase in our cash holdings of $4.0 million, from $33.5 million as of December 31, 2016 to $37.5 million as of March 31, 2017.

On February 6, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. This program superseded the program that was previously adopted on August 13, 2013. For the three month period ended March 31, 2018, we repurchased 512,367 common shares at an average price per share of $11.21 and a total cost of $5.7 million. Through May 3, 2018, we have repurchased 628,167 shares for an aggregate cost of $7.0 million under the current repurchase program adopted on February 6, 2018.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both March 31, 2018 and December 31, 2017, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of March 31, 2018 we had $1.6 billion of outstanding borrowings with 15 counterparties.
Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of March 31, 2018, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, excluding TBAs	$29,258	16.41%	$50,237	28.17%	$(37,540)	(21.06)%	$(83,360)	(46.75)%
TBAs	(5,740)	(3.22)%	(10,217)	(5.73)%	7,004	3.93%	15,271	8.56%
Non-Agency RMBS	295	0.17%	602	0.34%	(283)	(0.16)%	(555)	(0.31)%
U.S. Treasury Securities, Interest Rate Swaps, Swaptions, and Futures	(26,734)	(15.00)%	(54,300)	(30.45)%	25,903	14.53%	50,974	28.59%
Repurchase and Reverse Repurchase Agreements	(942)	(0.53)%	(1,884)	(1.06)%	942	0.53%	1,884	1.06%
Total	$(3,863)	(2.17)%	$(15,562)	(8.73)%	$(3,974)	(2.23)%	$(15,786)	(8.85)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our March 31, 2018 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Business—Special Note Regarding Forward-

Looking Statements."
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
Credit Risk
We are subject to credit risk in connection with certain of our assets, especially our non-Agency RMBS. Credit losses on real estate loans underlying our non-Agency RMBS can occur for many reasons, including, but not limited to, poor origination practices, fraud, faulty appraisals, documentation errors, poor underwriting, legal errors, poor servicing practices, weak economic conditions, decline in the value of homes, special hazards, earthquakes and other natural events, over-leveraging of the borrower on the property, reduction in market rents and occupancies and poor property management services in the case of rented homes, changes in legal protections for lenders, reduction in personal income, job loss, and personal events such as divorce or health problems. Property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional, and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of housing), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, and retroactive changes to building or similar codes. For mortgage-related instruments, the two primary components of credit risk are default risk and severity risk.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares /Number of Shares that May Yet be Purchased Under the Plans or Programs(1)

January 1, 2018 – January 31, 2018	—	$—	—	$9,429
February 1, 2018 – February 28, 2018	123,789	10.99	123,789	1,076,211
March 1, 2018 – March 31, 2018	388,578	11.27	388,578	687,633
Total	512,367	$11.21	512,367	687,633

(1)
For the period from January 1, 2018 through January 31, 2018, represents approximate dollar value, in thousands, of shares that may yet be purchased under the share repurchase program adopted on August 13, 2013. For the periods subsequent to January 31, 2018, represents number of shares that may yet be purchased under the share repurchase program adopted on February 6, 2018.

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

101
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the three month period ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	May 4, 2018	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	May 4, 2018	By:	/s/ CHRISTOPHER SMERNOFF
Christopher Smernoff Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the three month period ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.