Form 10-Q
period 2018-06-30
Ellington Residential Mortgage REIT
filed 2018-08-06
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2018
Common Shares of Beneficial Interest, $0.01 par value per share	12,690,330

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2018	December 31, 2017
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$41,402	$56,117
Mortgage-backed securities, at fair value	1,580,103	1,685,998
Due from brokers	26,946	26,754
Financial derivatives–assets, at fair value	20,095	8,792
Reverse repurchase agreements	21,373	81,461
Receivable for securities sold	51,614	21,606
Interest receivable	5,988	5,784
Other assets	748	575
Total Assets	$1,748,269	$1,887,087
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,537,216	$1,597,206
Payable for securities purchased	1,387	3,830
Due to brokers	7,312	489
Financial derivatives–liabilities, at fair value	1,655	1,863
U.S. Treasury securities sold short, at fair value	16,195	81,289
Dividend payable	4,703	4,936
Accrued expenses	849	728
Management fee payable to affiliate	656	725
Interest payable	4,127	3,318
Total Liabilities	1,574,100	1,694,384
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (12,712,050 and 13,340,217 shares issued and outstanding, respectively)	127	134
Additional paid-in-capital	233,152	240,062
Accumulated deficit	(59,110)	(47,493)
Total Shareholders' Equity	174,169	192,703
Total Liabilities and Shareholders' Equity	$1,748,269	$1,887,087

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2018	2017	2018	2017
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$14,081	$10,883	$27,506	$23,211
Interest expense	(7,668)	(4,020)	(14,915)	(7,199)
Total net interest income	6,413	6,863	12,591	16,012
EXPENSES
Management fees to affiliate	656	685	1,327	1,212
Professional fees	217	178	452	354
Compensation expense	187	216	375	375
Insurance expense(1)	74	74	148	156
Other operating expenses(1)	293	284	641	612
Total expenses	1,427	1,437	2,943	2,709
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	(7,114)	(359)	(5,188)	(3,350)
Net realized gains (losses) on financial derivatives	(3,702)	(9,128)	12,253	(7,474)
Change in net unrealized gains (losses) on securities	(3,218)	4,136	(30,279)	1,789
Change in net unrealized gains (losses) on financial derivatives	10,834	1,528	11,399	(613)
Total other income (loss)	(3,200)	(3,823)	(11,815)	(9,648)
NET INCOME (LOSS)	$1,786	$1,603	$(2,167)	$3,655
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.14	$0.15	$(0.17)	$0.37
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$0.37	$0.40	$0.74	$0.80

(1)	Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2016	9,130,897	$92	—	$—	$180,996	$(39,411)	$141,677
Shares issued(1)	3,236,738	32	—	—	45,186		45,218
Offering costs					(141)		(141)
Forfeiture of common shares to satisfy tax withholding obligations	(37)	—			—		—
Share based compensation					95		95
Dividends declared						(8,599)	(8,599)
Net income						3,655	3,655
BALANCE, June 30, 2017	12,367,598	$124	—	$—	$226,136	$(44,355)	$181,905

BALANCE, December 31, 2017	13,340,217	$134	—	$—	$240,062	$(47,493)	$192,703
Share based compensation					99		99
Repurchase of common shares	(628,167)	(7)	—	—	(7,009)		(7,016)
Dividends declared						(9,450)	(9,450)
Net loss						(2,167)	(2,167)
BALANCE, June 30, 2018	12,712,050	$127	—	$—	$233,152	$(59,110)	$174,169

(1)	For the six-month period ended June 30, 2017 proceeds from the issuance of shares is net of an underwriters' discount of $1.9 million.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six-Month Period Ended June 30,
	2018	2017
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$(2,167)	$3,655
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	5,188	3,350
Change in net unrealized (gains) losses on securities	30,279	(1,789)
Net realized (gains) losses on financial derivatives	(12,253)	7,474
Change in net unrealized (gains) losses on financial derivatives	(11,399)	613
Amortization of premiums and accretion of discounts (net)	7,250	4,142
Share based compensation	99	95
(Increase) decrease in assets:
Due from brokers	(192)	14,594
Interest receivable	(204)	(1,333)
Other assets	(173)	(240)
Increase (decrease) in liabilities:
Due to brokers	6,823	(737)
Accrued expenses	121	253
Interest payable	809	357
Management fees payable to affiliate	(69)	152
Net cash provided by (used in) operating activities	24,112	30,586
Cash flows provided by (used in) investing activities:
Purchases of securities	(611,463)	(1,536,238)
Proceeds from sale of securities	551,032	981,059
Principal repayments of mortgage-backed securities	87,304	73,221
Proceeds from investments sold short	635,002	423,237
Repurchase of investments sold short	(696,242)	(426,058)
Proceeds from disposition of financial derivatives	22,174	5,674
Purchase of financial derivatives	(10,033)	(13,149)
Payments made on reverse repurchase agreements	(9,536,399)	(8,872,124)
Proceeds from reverse repurchase agreements	9,596,486	8,873,666
Net cash provided by (used in) investing activities	37,861	(490,712)

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six-Month Period Ended June 30,
	2018	2017
Cash flows provided by (used in) financing activities:
Net proceeds from the issuance of common shares	$—	$45,218
Offering costs paid	—	(108)
Repurchase of common shares	(7,016)	—
Dividends paid	(9,682)	(7,305)
Borrowings under repurchase agreements	771,028	1,651,747
Repayments of repurchase agreements	(831,018)	(1,221,270)
Cash provided by (used in) financing activities	(76,688)	468,282
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,715)	8,156
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	56,117	33,504
CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,402	$41,660
Supplemental disclosure of cash flow information:
Interest paid	$14,106	$6,842
Dividends payable	$4,703	$4,947

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
(L) Share Based Compensation: The Company applies the provisions of ASC 718, Compensation—Stock Compensation ("ASC 718"), with regard to its equity incentive plan. ASC 718 covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured based on the fair value, at the grant date, of the equity or liability instruments issued and is amortized over the vesting period. Restricted shares issued to the Company's independent directors and partially dedicated personnel are participating securities and receive dividends prior to vesting. Fair value for such awards is based on the closing stock price on the New York Stock Exchange at the grant date. The vesting period for restricted share awards is typically one to two years. Shares issued to the Company's independent directors and partially dedicated personnel are subject to tax withholding upon vesting. The Company's independent directors and partially dedicated personnel are permitted to forfeit a portion of their vested shares to pay such withholding tax. Forfeited shares decrease the total number of shares issued and outstanding and are immediately retired upon settlement.
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
(R) Recent Accounting Pronouncements: In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation—Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). This amends ASC 718, Compensation—Stock Compensation, to simplify several aspects of accounting for nonemployee share-based payment transactions. ASU 2018-07 is effective for annual periods beginning after December 15, 2019 and interim periods beginning after December 15, 2020 with early adoption permitted. The adoption of ASU 2018-07 is not expected to have a material impact on the Company's consolidated financial statements.
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at June 30, 2018 and December 31, 2017, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or GSE. The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage

Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.
By RMBS Type
June 30, 2018:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Agency RMBS:
15-year fixed-rate mortgages	$147,080	$6,432	$153,512	$—	$(5,013)	$148,499	3.41%	2.33%	4.58
20-year fixed-rate mortgages	8,143	624	8,767	—	(346)	8,421	4.00%	2.54%	6.01
30-year fixed-rate mortgages	1,263,388	66,524	1,329,912	531	(35,960)	1,294,483	4.02%	3.20%	8.20
Adjustable rate mortgages	20,124	1,397	21,521	7	(798)	20,730	3.87%	2.64%	3.96
Reverse mortgages	71,781	6,822	78,603	79	(1,851)	76,831	4.54%	2.90%	5.64
Interest only securities	n/a	n/a	18,583	1,343	(811)	19,115	4.45%	8.22%	4.56
Total Agency RMBS	1,510,516	81,799	1,610,898	1,960	(44,779)	1,568,079	4.02%	3.15%	7.42
Non-Agency RMBS	14,839	(4,561)	10,278	1,825	(79)	12,024	4.06%	11.37%	7.43
Total RMBS	$1,525,355	$77,238	$1,621,176	$3,785	$(44,858)	$1,580,103	4.02%	3.20%	7.42

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

By Estimated Weighted Average Life
As of June 30, 2018:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$6,230	$6,322	3.81%	$1,303	$1,676	4.47%	$—	$—	—%
Greater than three years and less than seven years	338,238	348,766	3.94%	17,812	16,907	4.45%	7,400	6,646	4.99%
Greater than seven years and less than eleven years	1,169,634	1,202,396	3.99%	—	—	—%	2,145	1,093	3.06%
Greater than eleven years	34,862	34,831	4.00%	—	—	—%	2,479	2,539	2.72%
Total	$1,548,964	$1,592,315	3.98%	$19,115	$18,583	4.45%	$12,024	$10,278	4.06%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.
As of December 31, 2017:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$7,931	$7,935	3.70%	$3,357	$4,253	4.15%	$—	$—	—%
Greater than three years and less than seven years	419,295	423,248	3.93%	8,848	8,944	4.51%	9,625	9,062	5.00%
Greater than seven years and less than eleven years	1,221,160	1,230,479	3.92%	—	—	—%	5,892	3,697	2.14%
Greater than eleven years	7,382	7,398	3.68%	—	—	—%	2,508	2,519	2.18%
Total	$1,655,768	$1,669,060	3.92%	$12,205	$13,197	4.36%	$18,025	$15,278	3.58%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.
The following table reflects the components of interest income on the Company's RMBS for the three- and six- month periods ended June 30, 2018 and 2017:

	Three-Month Period Ended June 30, 2018			Six-Month Period Ended June 30, 2018
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$16,689	$(3,208)	$13,481	$33,597	$(7,456)	$26,141
Non-Agency RMBS	149	152	301	318	238	556
Total	$16,838	$(3,056)	$13,782	$33,915	$(7,218)	$26,697

	Three-Month Period Ended June 30, 2017			Six-Month Period Ended June 30, 2017
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$13,914	$(3,581)	$10,333	$26,492	$(4,336)	$22,156
Non-Agency RMBS	155	171	326	408	272	680
Total	$14,069	$(3,410)	$10,659	$26,900	$(4,064)	$22,836
For the three-month periods ended June 30, 2018 and 2017 the Catch-up Premium Amortization Adjustment was $0.5 million and $(0.3) million, respectively. For six-month periods ended June 30, 2018 and 2017 the Catch-up Premium Amortization Adjustment was $0.3 million and $2.3 million, respectively.

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
June 30, 2018:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$148,499	$—	$148,499
20-year fixed-rate mortgages	—	8,421	—	8,421
30-year fixed-rate mortgages	—	1,294,483	—	1,294,483
Adjustable rate mortgages	—	20,730	—	20,730
Reverse mortgages	—	76,831	—	76,831
Interest only securities	—	15,489	3,626	19,115
Non-Agency RMBS	—	5,031	6,993	12,024
Mortgage-backed securities, at fair value	—	1,569,484	10,619	1,580,103
Financial derivatives–assets, at fair value:
TBAs	—	422	—	422
Interest rate swaps	—	17,026	—	17,026
Swaptions	—	470	—	470
Futures	2,177	—	—	2,177
Total financial derivatives–assets, at fair value	2,177	17,918	—	20,095
Total mortgage-backed securities and financial derivatives–assets, at fair value	$2,177	$1,587,402	$10,619	$1,600,198
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(16,195)	$—	$(16,195)
Financial derivatives–liabilities, at fair value:
TBAs	—	(1,395)	—	(1,395)
Interest rate swaps	—	(260)	—	(260)
Total financial derivatives–liabilities, at fair value	—	(1,655)	—	(1,655)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$—	$(17,850)	$—	$(17,850)

December 31, 2017:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$176,774	$—	$176,774
20-year fixed-rate mortgages	—	9,230	—	9,230
30-year fixed-rate mortgages	—	1,369,589	—	1,369,589
Adjustable rate mortgages	—	29,558	—	29,558
Reverse mortgages	—	70,617	—	70,617
Interest only securities	—	9,951	2,254	12,205
Non-Agency RMBS	—	9,193	8,832	18,025
Mortgage-backed securities, at fair value	—	1,674,912	11,086	1,685,998
Financial derivatives–assets, at fair value:
TBAs	—	402	—	402
Interest rate swaps	—	8,038	—	8,038
Swaptions	—	181	—	181
Futures	171	—	—	171
Total financial derivatives–assets, at fair value	171	8,621	—	8,792
Total mortgage-backed securities and financial derivatives–assets, at fair value	$171	$1,683,533	$11,086	$1,694,790
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(81,289)	$—	$(81,289)
Financial derivatives–liabilities, at fair value:
TBAs	—	(735)	—	(735)
Interest rate swaps	—	(1,128)	—	(1,128)
Total financial derivatives–liabilities, at fair value	—	(1,863)	—	(1,863)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$—	$(83,152)	$—	$(83,152)
The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value:
Three-month period ended June 30, 2018:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of March 31, 2018	$5,355	$5,138
Purchases	—	160
Proceeds from sales	—	—
Principal repayments	(188)	—
(Amortization)/accretion, net	126	(415)
Net realized gains (losses)	—	(41)
Change in net unrealized gains (losses)	(34)	253
Transfers:
Transfers into level 3	1,734	—
Transfers out of level 3	—	(1,469)
Ending balance as of June 30, 2018	$6,993	$3,626

All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at June 30, 2018, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended June 30, 2018. For Level 3 financial instruments held by the Company as of June 30, 2018, change in net unrealized gains (losses) of $(65) thousand and $0.2 million, for the three-month period ended June 30, 2018 relate to non-Agency RMBS and Agency RMBS, respectively.
At June 30, 2018, the Company transferred $1.5 million of RMBS from Level 3 to Level 2 and $1.7 million of RMBS from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period.
Three-month period ended June 30, 2017:

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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at June 30, 2017, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended June 30, 2017. For Level 3 financial instruments held by the Company as of June 30, 2017, change in net unrealized gains (losses) of $0.6 million and $(0.2) million, for the three-month period ended June 30, 2017 relate to non-Agency RMBS and Agency RMBS, respectively.
As of June 30, 2017, the Company modified its procedures to determine the level within the hierarchy for certain financial instruments. Under the revised procedure, the Company examines financial instruments individually rather than in cohorts of like instruments as it had previously. At June 30, 2017, the Company transferred $10.3 million of RMBS from Level 3 to Level 2 and $5.6 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period.

Six-month period ended June 30, 2018:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2017	$8,832	$2,254
Purchases	—	160
Proceeds from sales	(3,638)	—
Principal repayments	(418)	—
(Amortization)/accretion, net	171	(692)
Net realized gains (losses)	1,254	(165)
Change in net unrealized gains (losses)	(942)	499
Transfers:
Transfers into level 3	1,734	1,570
Transfers out of level 3	—	—
Ending balance as of June 30, 2018	$6,993	$3,626
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at June 30, 2018, as well as Level 3 financial instruments disposed of by the Company during the six-month period ended June 30, 2018. For Level 3 financial instruments held by the Company as of June 30, 2018, change in net unrealized gains (losses) of $(15) thousand and $0.7 million, for the six-month period ended June 30, 2018 relate to non-Agency RMBS and Agency RMBS, respectively.
At June 30, 2018, the Company transferred $3.3 million of RMBS from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period.
Six-month period ended June 30, 2017:

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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of June 30, 2017, as well as Level 3 financial instruments disposed of by the Company during the six-month period ended June 30, 2017. For Level 3 financial instruments held by the Company as of June 30, 2017, change in net unrealized gains (losses) of $1.1 million and $(0.2) million, for the six-month period ended June 30, 2017 relate to non-Agency RMBS and Agency RMBS, respectively.
As of June 30, 2017, the Company modified its procedures to determine the level within the hierarchy for certain financial instruments. Under the revised procedure, the Company examines financial instruments individually rather than in cohorts of like instruments as it had previously. At June 30, 2017, the Company transferred $7.2 million of RMBS from Level 3 to Level 2 and $2.0 million of RMBS from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period.

There were no transfers of financial instruments between Levels 1 and 2 of the fair value hierarchy during the three- or six-month periods ended June 30, 2018 or 2017.
The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of June 30, 2018 and December 31, 2017:
June 30, 2018:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$1,385	Market quotes	Non-Binding Third-Party Valuation	$85.63	$89.89	$87.76
Agency RMBS–Interest Only Securities	922	Market quotes	Non-Binding Third-Party Valuation	20.06	21.13	20.60
Non-Agency RMBS	5,608	Discounted Cash Flows	Yield	4.1%	9.3%	5.9%
			Projected Collateral Prepayments	19.5%	49.0%	34.5%
			Projected Collateral Losses	4.6%	18.8%	12.3%
			Projected Collateral Recoveries	6.4%	19.3%	13.6%
			Projected Collateral Scheduled Amortization	25.2%	49.2%	39.6%
						100.0%
Agency RMBS–Interest Only Securities	2,704	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	548	1,164	688
			Projected Collateral Prepayments	33.6%	77.1%	59.1%
			Projected Collateral Scheduled Amortization	22.9%	66.4%	40.9%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.

December 31, 2017:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$2,258	Market quotes	Non-Binding Third-Party Valuation	$57.84	$87.45	$78.02
Non-Agency RMBS	6,574	Discounted Cash Flows	Yield	4.6%	5.1%	4.8%
			Projected Collateral Prepayments	19.2%	44.9%	26.5%
			Projected Collateral Losses	0.9%	20.1%	9.2%
			Projected Collateral Recoveries	8.8%	31.5%	22.5%
			Projected Collateral Scheduled Amortization	33.1%	47.5%	41.8%
						100.0%
Agency RMBS–Interest Only Securities	2,254	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	627	1,408	781
			Projected Collateral Prepayments	43.8%	88.1%	71.2%
			Projected Collateral Scheduled Amortization	11.9%	56.2%	28.8%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.
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

The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$41,402	$41,402	$56,117	$56,117
Due from brokers	26,946	26,946	26,754	26,754
Reverse repurchase agreements	21,373	21,373	81,461	81,461
Liabilities:
Repurchase agreements	1,537,216	1,537,216	1,597,206	1,597,206
Due to brokers	7,312	7,312	489	489
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
5. Financial Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. Specifically, the Company's primary source of financing is repurchase agreements and the Company enters into financial derivative and other instruments to manage exposure to variable cash flows on portions of its borrowings under those repurchase agreements. Since the interest rates on repurchase agreements typically change with market interest rates such as LIBOR, the Company is exposed to constantly changing interest rates, which accordingly affects cash flows associated with the Company's borrowings. To mitigate the effect of changes in these interest rates and their related cash flows, the Company may enter into a variety of derivative contracts, including interest rate swaps, futures, swaptions, and TBAs. Additionally, from time to time, the Company may use short positions in U.S. Treasury securities to mitigate its interest rate risk.

The following table details the fair value of the Company's holdings of financial derivatives as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$422	$26
TBA securities sale contracts	—	376
Fixed payer interest rate swaps	17,026	7,475
Fixed receiver interest rate swaps	—	563
Swaptions	470	181
Futures	2,177	171
Total financial derivatives–assets, at fair value	20,095	8,792
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(1)	(266)
TBA securities sale contracts	(1,394)	(469)
Fixed payer interest rate swaps	(260)	(1,128)
Total financial derivatives–liabilities, at fair value	(1,655)	(1,863)
Total	$18,440	$6,929
Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of June 30, 2018 and December 31, 2017:
June 30, 2018:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2020	$86,000	$1,916	1.60%	2.35%	1.82
2021	133,400	3,677	1.89	2.35	2.91
2022	68,480	2,206	2.00	2.36	3.94
2023	119,466	2,786	2.30	2.36	4.77
2024	8,900	436	1.99	2.31	5.76
2025	47,722	650	2.57	2.33	6.67
2026	40,885	3,761	1.63	2.35	8.21
2027	30,000	1,458	2.29	2.35	8.85
2028	7,923	(13)	2.85	2.36	9.61
2043	12,380	(111)	2.99	2.35	24.89
Total	$555,156	$16,766	2.05%	2.35%	4.93

December 31, 2017:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2018	$65,990	$187	0.97%	1.38%	0.43
2019	19,540	165	1.41	1.60	1.51
2020	131,900	1,514	1.60	1.41	2.39
2021	131,400	1,194	1.88	1.40	3.41
2022	79,044	736	1.97	1.39	4.48
2023	54,200	873	1.93	1.37	5.47
2024	8,900	142	1.99	1.34	6.26
2025	15,322	196	2.04	1.37	7.13
2026	40,885	2,230	1.63	1.36	8.71
2027	48,010	235	2.30	1.40	9.38
2043	12,380	(1,125)	2.99	1.41	25.38
Total	$607,571	$6,347	1.77%	1.40%	4.54
The following table provides information about the Company's fixed receiver interest rate swaps as of December 31, 2017. The Company did not hold any fixed receiver interest rate swaps as of June 30, 2018.
December 31, 2017:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$9,700	$563	1.36%	3.00%	7.54
Total	$9,700	$563	1.36%	3.00%	7.54
Interest Rate Swaptions
The following tables provide information about the Company's swaptions as of June 30, 2018 and December 31, 2017.
June 30, 2018:

Option			Underlying Swap
Type	Fair Value	Months to Expiration	Notional Amount	Term (Years)	Fixed Rate
($ in thousands)
Fixed Payer	$470	1.0	$10,000	10	2.40%
December 31, 2017:

Option			Underlying Swap
Type	Fair Value	Months to Expiration	Notional Amount	Term (Years)	Fixed Rate
($ in thousands)
Fixed Payer	$181	7.0	$10,000	10	2.40%

Futures
The following tables provide information about the Company's short positions in futures as of June 30, 2018 and December 31, 2017.
June 30, 2018:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
U.S. Treasury Futures	$(296,100)	$2,177	2.84
December 31, 2017:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
U.S. Treasury Futures	$(25,800)	$171	2.63
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
As of June 30, 2018 and December 31, 2017, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	June 30, 2018				December 31, 2017
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$136,754	$139,946	$140,368	$422	$37,355	$38,065	$38,091	$26
Liabilities	12,710	13,343	13,342	(1)	75,789	79,570	79,304	(266)
	149,464	153,289	153,710	421	113,144	117,635	117,395	(240)
Sale contracts:
Assets	—	—	—	—	(358,279)	(372,219)	(371,843)	376
Liabilities	(441,893)	(447,161)	(448,555)	(1,394)	(328,576)	(341,134)	(341,603)	(469)
	(441,893)	(447,161)	(448,555)	(1,394)	(686,855)	(713,353)	(713,446)	(93)
Total TBA securities, net	$(292,429)	$(293,872)	$(294,845)	$(973)	$(573,711)	$(595,718)	$(596,051)	$(333)

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in Financial derivatives-assets at fair value and Financial derivatives-liabilities at fair value on the Consolidated Balance Sheet.

The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the six-month period ended June 30, 2018 and the year ended December 31, 2017:

Derivative Type	Six-Month Period Ended June 30, 2018	Year Ended December 31, 2017
	(In thousands)
Interest rate swaps	$612,149	$549,907
TBAs	665,097	796,813
Futures	225,514	30,092
Swaptions	10,000	4,615
Gains and losses on the Company's financial derivatives for the three- and six-month periods ended June 30, 2018 and 2017 are summarized in the tables below:

	Three-Month Period Ended June 30, 2018
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(1,341)	$528	$(813)	$1,472	$3,686	$5,158
Swaptions		—	—		84	84
TBAs		(460)	(460)		1,304	1,304
Futures		(2,429)	(2,429)		4,288	4,288
Total	$(1,341)	$(2,361)	$(3,702)	$1,472	$9,362	$10,834

	Three-Month Period Ended June 30, 2017
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(936)	$34	$(902)	$317	$(2,435)	$(2,118)
TBAs		(7,718)	(7,718)		3,458	3,458
Futures		(508)	(508)		188	188
Total	$(936)	$(8,192)	$(9,128)	$317	$1,211	$1,528

	Six-Month Period Ended June 30, 2018
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(209)	$2,969	$2,760	$(39)	$9,783	$9,744
Swaptions		—	—		290	290
TBAs		10,843	10,843		(640)	(640)
Futures		(1,350)	(1,350)		2,005	2,005
Total	$(209)	$12,462	$12,253	$(39)	$11,438	$11,399

	Six-Month Period Ended June 30, 2017
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(951)	$5	$(946)	$(144)	$(1,679)	$(1,823)
TBAs		(5,887)	(5,887)		1,116	1,116
Futures		(641)	(641)		94	94
Total	$(951)	$(6,523)	$(7,474)	$(144)	$(469)	$(613)
From time to time, the Company uses short positions in U.S. Treasury positions as a component of its interest rate hedging portfolio. As of June 30, 2018, the Company held short positions in U.S. Treasury securities, with a principal amount of $16.3 million and a fair value of $16.2 million. As of December 31, 2017, the Company held short positions in U.S. Treasury securities, with a principal amount of $82.5 million and a fair value of $81.3 million. Such securities are included on the Company's Consolidated Balance Sheet under the caption U.S. Treasury securities sold short, at fair value.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of June 30, 2018 and December 31, 2017, the Company had outstanding borrowings under repurchase agreements with 16 and 15 counterparties, respectively.

The following table details the Company's outstanding borrowings under repurchase agreements as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$481,649	2.00%	16	$410,628	1.41%	15
31-60 days	732,797	2.10	45	906,602	1.46	46
61-90 days	322,770	2.18	76	273,665	1.60	74
91-120 days	—	—	—	6,311	1.61	120
Total	$1,537,216	2.09%	42	$1,597,206	1.47%	43
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of June 30, 2018 and December 31, 2017, the fair value of RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.6 billion and $1.7 billion, respectively. Collateral transferred under outstanding borrowings as of June 30, 2018 includes RMBS in the amount of $51.8 million that were sold prior to period end but for which such sale had not yet settled. Collateral transferred under outstanding borrowings as of December 31, 2017 includes RMBS in the amount of $21.5 million that were sold prior to year end but for which such sale had not yet settled. In addition as of June 30, 2018, the Company posted to repo counterparties net cash collateral of $22.4 million and additional securities with a fair value of $0.4 million, and received from repo counterparties securities with a fair value of $1.0 million, as a result of margin calls with various repo counterparties. As of December 31, 2017, the Company posted to repo counterparties net cash collateral of $18.7 million and additional securities with a fair value of $2.5 million as a result of margin calls with various repo counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table reflects counterparties for which the amounts at risk relating to our repurchase agreements was greater than 10% of shareholders' equity as of June 30, 2018. There was no counterparty for which the amount at risk was greater than 10% of shareholders' equity as of December 31, 2017.
June 30, 2018:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
Wells Fargo Bank, N.A.	$19,165	34	11.0%

(1)	Amounts at risk exclude, in aggregate, $15 thousand of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
The following tables present information about certain assets and liabilities representing financial instruments as of June 30, 2018 and December 31, 2017. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.

June 30, 2018:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$20,095	$(1,188)	$—	$(6,902)	$12,005
Reverse repurchase agreements	21,373	(21,373)	—	—	—
Liabilities:
Financial derivatives–liabilities	(1,655)	1,188	—	235	(232)
Repurchase agreements	(1,537,216)	21,373	1,493,402	22,441	—

(1)	In the Company's Consolidated Balance Sheet, all balances associated with the repurchase agreements and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of June 30, 2018 were $1.60 billion. As of June 30, 2018 total cash collateral on financial derivative assets and liabilities excludes $2.4 million and $1.5 million respectively of net excess cash collateral.

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

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of June 30, 2018 and 2017, the Company did not have any dilutive instruments outstanding.

The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three- and six-month periods ended June 30, 2018 and 2017:

(In thousands except for share amounts)	Three-Month Period Ended June 30, 2018	Three-Month Period Ended June 30, 2017	Six-Month Period Ended June 30, 2018	Six-Month Period Ended June 30, 2017
Numerator:
Net income (loss)	$1,786	$1,603	$(2,167)	$3,655
Denominator:
Basic and diluted weighted average shares outstanding	12,715,277	10,741,074	12,968,340	9,940,433
Basic and diluted earnings per share	$0.14	$0.15	$(0.17)	$0.37
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
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For each of the three-month periods ended June 30, 2018 and 2017, the total management fee incurred was $0.7 million. For the six-month periods ended June 30, 2018 and 2017, the total management fee incurred was $1.3 million and $1.2 million, respectively.
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
For the six-month periods ended June 30, 2018 and 2017, the Company reimbursed the Manager $1.2 million and $1.0 million, respectively, for previously incurred operating and compensation expenses.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of June 30, 2018 and December 31, 2017, there were 12,712,050 and 13,340,217 common shares outstanding, respectively. No preferred shares have been issued.
During the three-month periods ended June 30, 2018 and 2017, the Board of Directors authorized dividends totaling $0.37 per share and $0.40 per share, respectively. Total dividends declared during the three-month periods ended June 30, 2018 and 2017 were $4.7 million and $4.9 million. During the six-month periods ended June 30, 2018 and 2017, the Board of Directors authorized dividends totaling $0.74 per share and $0.80 per share, respectively. Total dividends declared during the six-month periods ended June 30, 2018 and 2017 were $9.5 million and $8.6 million, respectively.
Detailed below is a roll forward of the Company's common shares outstanding for the three- and six-month periods ended June 30, 2018 and 2017:

	Three-Month Period Ended June 30, 2018	Three-Month Period Ended June 30, 2017	Six-Month Period Ended June 30, 2018	Six-Month Period Ended June 30, 2017
Common Shares Outstanding (3/31/2018, 3/31/2017, 12/31/2017, and 12/31/2016, respectively)	12,827,850	9,130,897	13,340,217	9,130,897
Share Activity:
Shares issued	—	3,236,738	—	3,236,738
Shares repurchased	(115,800)	—	(628,167)	—
Forfeiture of common shares to satisfy tax withholding obligations	—	(37)	—	(37)
Common Shares Outstanding (6/30/2018, 6/30/2017, 6/30/2018, and 6/30/2017, respectively)	12,712,050	12,367,598	12,712,050	12,367,598
Unvested restricted shares outstanding (6/30/2018, 6/30/2017, 6/30/2018, and 6/30/2017, respectively)	15,945	16,395	15,945	16,395

The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at June 30, 2018:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	9,976	September 12, 2017	September 11, 2018
Partially dedicated employees:
	2,630	December 12, 2017	December 12, 2018
	1,783	December 12, 2017	December 12, 2019
	1,556	December 13, 2016	December 13, 2018

(1)	Date at which such restricted shares will vest and become non-forfeitable.
As of June 30, 2018, there were 340,461 shares available for future issuance under the Company's 2013 Equity Incentive Plan.
On June 13, 2018, the Company's Board of Trustees approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. This program superseded the program that was previously adopted on February 6, 2018. During the three-month period ended June 30, 2018, the Company purchased 115,800 of its common shares at an aggregate cost of $1.3 million, and an average price per share of $11.01. During the six-month period ended June 30, 2018, the Company purchased 628,167 of its common shares at an aggregate cost of $7.0 million, and an average price per share of $11.17. All of the Company's common shares repurchased during the six-month period ended June 30, 2018 occurred under the share repurchase program adopted on February 6, 2018.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of June 30, 2018 and December 31, 2017 and management is not aware of any significant contingencies at June 30, 2018.

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
We were formed through an initial strategic venture among affiliates of Ellington Management Group, L.L.C., an investment management firm and registered investment adviser with a 23-year history of investing in a broad spectrum of mortgage-backed securities, or "MBS," and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." As of June 30, 2018, the Blackstone Funds owned approximately 23% of our outstanding common shares. We are externally managed and advised by our Manager, an affiliate of Ellington.
We use leverage in our Agency RMBS strategy and, while we have not done so meaningfully to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of June 30, 2018, we had outstanding borrowings under repurchase agreements in the amount of $1.5 billion with 16 counterparties.
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
As of June 30, 2018, our book value per share was $13.70, as compared to $13.90 as of March 31, 2018 and $14.45 as of December 31, 2017.
Trends and Recent Market Developments

•
In June, the U.S. Federal Reserve, or the "Federal Reserve," raised the target range for the federal funds rate by 0.25%, to 1.75%–2.00%, its seventh rate increase since December 1, 2015 and its second rate increase so far in 2018. LIBOR rates, which drive many of our financing costs, increased in sympathy, with one-month LIBOR increasing 21 basis points to end the second quarter at 2.09%.

•
In April and July, the Federal Reserve continued to increase the amount of the tapering of its reinvestments in line with the schedule it had laid out in September 2017. The tapering of Agency RMBS purchases increased to $12 billion per month in April and to $16 billion per month in July. The tapering of U.S. Treasury purchases increased to $18 billion per month in April and to $24 billion per month in July.

•
The yield curve flattened for the sixth consecutive quarter: the 2-year U.S. Treasury yield rose 26 basis points to end the second quarter at 2.53%, while the 10-year U.S. Treasury yield rose 12 basis points to 2.86%. The spread between the 2-year and 10-year tightened to just 33 basis points, as compared to 47 basis points at the end of the first quarter.

•	Mortgage rates increased in the second quarter, with the Freddie Mac survey 30-year mortgage rate rising 11 basis points to end the quarter at 4.55%.

•
Overall Agency RMBS prepayment rates continued to be muted during the quarter. The Mortgage Bankers Association's Refinance Index, which measures refinancing application volumes, fell 11.9% quarter over quarter, dropping intra-quarter to its lowest seasonally-adjusted level in more than 17 years.

The second quarter of 2018 saw the extreme equity volatility of the first quarter subside, but interest rate choppiness and yield curve flattening continue. During the first part of the quarter, interest rates continued their recent upward trend, with the 10-year U.S. Treasury yield rising 37 basis points to an almost seven-year high of 3.11% on May 17th. Over the next two weeks, this trend reversed, as investors reacted to a possible trade war and political uncertainty in Italy; by May 29th, the 10-year U.S. Treasury had rallied nearly back to where it started the quarter. The flight to quality was short-lived, however, and the 10-year U.S. Treasury yield finished the quarter 12 basis points higher overall. The yield curve has lately been the flattest it has been since 2007, when it actually inverted during the early part of the year.
Performance was mixed for the quarter across the various credit-sensitive sectors. Investment grade and high yield corporate credit spreads tightened during April but then widened in May and June, and finished the quarter approximately flat. Meanwhile, CMBS credit spreads generally tightened during the quarter (with especially strong demand for higher-yielding, non-investment grade CMBS securities), and the legacy non-Agency RMBS market continued to be well supported. The continued increase in LIBOR boosted coupons of floating-rate debt instruments, benefiting CLOs, leveraged loans, and other structured credit products.
Despite higher rates and the continued increase of Federal Reserve tapering, Agency RMBS spreads generally held firm over the quarter, continuing to benefit from a muted prepayment environment. As measured by the Bloomberg Barclays U.S. MBS Agency Fixed Rate Index, Agency RMBS generated a total return of 24 basis points for the quarter, and an excess return (on a duration-adjusted basis) over the Bloomberg Barclays U.S. Treasury Index of 15 basis points.
Portfolio Overview and Outlook
As of June 30, 2018, our mortgage-backed securities portfolio consisted of $1.451 billion of fixed-rate Agency "specified pools," $20.7 million of Agency RMBS backed by adjustable rate mortgages, or "Agency ARMs," $76.8 million of Agency reverse mortgage pools, $19.1 million of Agency interest only securities, or "Agency IOs," and $12.0 million of non-Agency RMBS. Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and mortgages with various other characteristics.

Our overall RMBS portfolio decreased by 3.1% to $1.580 billion as of June 30, 2018, as compared to $1.631 billion as of March 31, 2018. Even though our portfolio was slightly smaller by quarter end, our equity base was also slightly smaller and our overall debt-to-equity ratio, adjusted for unsettled purchases and sales, was unchanged at 8.6:1 as of June 30, 2018 as compared to March 31, 2018. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
With Agency RMBS yield spreads remaining near their two-year widest levels in the second quarter, we continued to maintain a smaller short TBA position that we use for hedging purposes, as well as a larger long TBA portfolio held for investment purposes, compared to how we were positioned in previous years. As of June 30, 2018, we had short TBAs of $448.6 million, as compared to $386.2 million as of March 31, 2018. Also as of June 30, 2018, we had $153.7 million of long TBAs held for investment purposes, as compared to $142.9 million as of March 31, 2018. As a result, our net mortgage assets-to-equity ratio—which we define as the net aggregate market value of our mortgage-backed securities (including the underlying market values of our long and short TBA positions) divided by total shareholders' equity—decreased slightly quarter over quarter to 7.4:1 from 7.8:1, but was still meaningfully higher than as of December 31, 2017, when this ratio was 5.7:1, as well as compared to the quarter-end average over the past three years ended December 31, 2017 of 5.7:1. TBAs are forward-settling Agency RMBS where the mortgage pass-through certificates to be delivered are "To-Be-Announced."
With Agency RMBS prices declining again during the second quarter, our portfolio had significant realized and unrealized losses. While these losses were partially offset by significant gains on our interest rate swaps, futures, and TBA short positions, strong TBA dollar rolls and muted prepayments caused TBAs to outperform specified pools, which further dampened our results. Short positions in TBAs continue to represent a significant portion of our interest rate hedging portfolio.
Average pay-ups on our specified pools were essentially unchanged at 0.58% as of June 30, 2018, as compared to 0.59% as of March 31, 2018. Pay-ups are price premiums for specified pools relative to their TBA counterparts. Additionally, our GNMA portfolio benefited from a significant drop in GNMA prepayment speeds during the quarter, which reflected the impact of a new law inhibiting "churning" of loans issued by the U.S. Department of Veterans Affairs, as well as certain disciplinary actions taken by GNMA against several originators whose loans have exhibited abnormally high prepayment speeds.
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
Our non-Agency RMBS performed well during the quarter, driven by strong net interest income, which was slightly offset by net realized and unrealized losses as prices declined marginally in the sector during the quarter. Fundamentals underlying non-Agency RMBS continue to remain strong, led by a stable housing market. Our total investment in non-Agency RMBS was relatively unchanged at $12.0 million as of June 30, 2018, as compared to $12.4 million as of March 31, 2018. To the extent that more attractive entry points develop in non-Agency RMBS, we may increase our capital allocation to this sector.
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended June, 30, 2018, March 31, 2018, and December 31, 2017.

	Three-Month Period Ended
	June 30, 2018	March 31, 2018(2)	December 31, 2017(2)
Three-Month Constant Prepayment Rates(1)	8.2%	7.0%	7.5%

(1)	Excludes Agency fixed-rate RMBS without any prepayment history.

(2)	Prior period calculation methodology has been conformed to current period calculation methodology.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of June 30, 2018 and March 31, 2018.

		June 30, 2018			March 31, 2018
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	2.50	$—	$—	—	$587	$576	55
	3.00	33,950	33,794	30	35,411	35,457	27
	3.50	105,006	106,351	29	107,052	109,568	26
	4.00	8,124	8,354	41	8,919	9,249	39
Total 15-year fixed-rate mortgages		147,080	148,499	30	151,969	154,850	28
20-year fixed-rate mortgages	4.00	8,143	8,421	36	8,432	8,773	39
30-year fixed-rate mortgages:
	2.50	884	826	60	—	—	—
	3.00	34,373	33,433	31	30,585	29,929	24
	3.03	448	438	72	452	445	69
	3.25	1,089	1,094	18	1,095	1,106	15
	3.28	367	356	72	370	361	69
	3.50	352,436	352,655	24	439,135	442,453	22
	3.75	3,282	3,310	11	3,297	3,345	8
	4.00	519,265	532,807	21	544,625	562,482	18
	4.50	253,475	265,372	24	249,213	262,208	25
	5.00	75,145	79,930	23	35,048	37,621	51
	5.50	15,960	17,044	19	1,168	1,270	134
	6.00	6,664	7,218	2	—	—	—
Total 30-year fixed-rate mortgages		1,263,388	1,294,483	23	1,304,988	1,341,220	22
Total fixed-rate Agency RMBS		$1,418,611	$1,451,403	24	$1,465,389	$1,504,843	23
For the three-month period ended June 30, 2018, prices on our Agency RMBS portfolio declined, and we had total net realized and unrealized losses of $(10.1) million, or $(0.79) per share. Our Agency RMBS portfolio turnover was 17% for the quarter, which was modestly higher than the prior quarter. In addition, we had total net realized and unrealized losses of $(0.1) million, or $(0.01) per share, on our non-Agency RMBS portfolio as prices declined slightly during the quarter.
During the three-month period ended June 30, 2018 we continued to hedge interest rate risk, primarily through the use of interest rate swaps and short positions in TBAs, U.S. Treasury securities, and futures. For the quarter, we had total net realized and unrealized gains of $7.0 million, or $0.55 per share, on our interest rate hedging portfolio, as interest rates increased. In our hedging portfolio, the relative proportion (based on 10-year equivalents1) of short positions in TBAs increased slightly quarter over quarter relative to our other interest rate hedges, as we marginally decreased our exposure to Agency RMBS. The relative makeup of our interest rate hedging portfolio can change materially from quarter to quarter.

1"10-year equivalents" for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates.

After giving effect to a second quarter dividend of $0.37 per share, our book value per share decreased to $13.70 as of June 30, 2018, from $13.90 as of March 31, 2018, and we had an economic return of 1.2% for the three-month period ended June 30, 2018. Economic return is computed by adding back dividends declared to ending book value per share, and comparing that amount to book value per share as of the beginning of the quarter.
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. As of June 30, 2018, our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 2.3%, as compared to 2.8% as of March 31, 2018. Excluding TBA positions used to hedge our specified pool holdings, our Agency premium as a percentage of fair value was approximately 2.5% and 2.9% as of June 30, 2018 and March 31, 2018, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
We believe that our adaptive and active style of portfolio management is well suited to the current MBS market environment, which continues to be shaped by interest rate risk, prepayment risk, shifting central bank and government policies, regulatory changes, and developing technologies.
Financing
Over the course of the three-month period ended June 30, 2018 our cost of borrowing through repurchase agreements, or "repos," increased as LIBOR increased. Our average borrowing cost of repo for the three-month period ended June 30, 2018 was 1.96%, as compared to 1.63% for the three-month period ended March 31, 2018.
While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as banks, are active in providing repo financing. Most of our outstanding repo financing is still provided by banks and bank affiliates; however, in limited amounts, we have also entered into repo agreements with non-bank dealers. In general, we continue to see strong appetite and competitive terms from both types of lenders.
Our debt-to-equity ratio was to 8.8:1 as of June 30, 2018, as compared to 8.9:1 as of March 31, 2018. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 8.6:1 as of both June 30, 2018 and March 31, 2018. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
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

Financial Condition
Investment portfolio
The following tables summarize our mortgage-backed securities portfolio of as of June 30, 2018 and December 31, 2017:

	June 30, 2018					December 31, 2017
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed-rate mortgages	$147,080	$148,499	$100.96	$153,512	$104.37	$170,998	$176,774	$103.38	$178,551	$104.42
20-year fixed-rate mortgages	8,143	8,421	103.41	8,767	107.66	8,712	9,230	105.95	9,394	107.83
30-year fixed-rate mortgages	1,263,388	1,294,483	102.46	1,329,912	105.27	1,303,584	1,369,589	105.06	1,380,265	105.88
ARMs	20,124	20,730	103.01	21,521	106.94	28,087	29,558	105.24	29,949	106.63
Reverse mortgages	71,781	76,831	107.04	78,603	109.50	64,608	70,617	109.30	70,901	109.74
Total Agency RMBS	1,510,516	1,548,964	102.55	1,592,315	105.42	1,575,989	1,655,768	105.06	1,669,060	105.91
Non-Agency RMBS	14,839	12,024	81.03	10,278	69.26	21,995	18,025	81.95	15,278	69.46
Total RMBS(2)	1,525,355	1,560,988	102.34	1,602,593	105.06	1,597,984	1,673,793	104.74	1,684,338	105.40
Agency IOs	n/a	19,115	n/a	18,583	n/a	n/a	12,205	n/a	13,197	n/a
Total mortgage-backed securities		1,580,103		1,621,176			1,685,998		1,697,535
U.S. Treasury securities sold short	(16,300)	(16,195)	99.36	(15,999)	98.15	(82,492)	(81,289)	98.54	(81,836)	99.20
Reverse repurchase agreements	21,373	21,373	100.00	21,373	100.00	81,461	81,461	100.00	81,461	100.00
Total		$1,585,281		$1,626,550			$1,686,170		$1,697,160

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Excludes Agency IOs.
The vast majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency CMOs. Within this strategy, we generally target Agency RMBS pools that, taking into account their particular composition and based on our prepayment projections, should: (1) generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) have less prepayment sensitivity to government policy shocks and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months when actual prepayment experience can be observed. As of both June 30, 2018 and December 31, 2017, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
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

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of June 30, 2018 and December 31, 2017:

(In thousands)	June 30, 2018	December 31, 2017
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$422	$26
TBA securities sale contracts	—	376
Fixed payer interest rate swaps	17,026	7,475
Fixed receiver interest rate swaps	—	563
Swaptions	470	181
Futures	2,177	171
Total financial derivatives–assets, at fair value	20,095	8,792
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(1)	(266)
TBA securities sale contracts	(1,394)	(469)
Fixed payer interest rate swaps	(260)	(1,128)
Total financial derivatives–liabilities, at fair value	(1,655)	(1,863)
Total	$18,440	$6,929
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
As of June 30, 2018, as part of our interest rate hedging program, we also held short positions in U.S. Treasury securities, with a total principal amount of $16.3 million and a fair value of $16.2 million. As of December 31, 2017, we also held short positions in U.S. Treasury securities, with a total principal amount of $82.5 million and a fair value of $81.3 million.

The composition and relative mix of our hedging instruments may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of June 30, 2018 and December 31, 2017. We had no other borrowings outstanding.

	June 30, 2018			December 31, 2017
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$481,649	2.00%	16	$410,628	1.41%	15
31-60 days	732,797	2.10	45	906,602	1.46	46
61-90 days	322,770	2.18	76	273,665	1.60	74
91-120 days	—	—	—	6,311	1.61	120
Total	$1,537,216	2.09%	42	$1,597,206	1.47%	43
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of June 30, 2018 and December 31, 2017, our total debt-to-equity ratio was 8.8:1 and 8.3:1, respectively. Collateral transferred with respect to our outstanding repo borrowings as of June 30, 2018 and December 31, 2017 had an aggregate fair value of $1.6 billion and $1.7 billion, respectively. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 8.6:1 and 8.2:1 as of June 30, 2018 and December 31, 2017, respectively. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets conditions, and the timing of security purchase and sale transactions.
Shareholders' Equity
As of June 30, 2018, our shareholders' equity decreased to $174.2 million from $192.7 million as of December 31, 2017. This decrease principally consisted of net loss of $(2.2) million, dividends declared of $(9.5) million, and common shares repurchased of $(7.0) million. As of June 30, 2018, our book value per share was $13.70, as compared to $14.45 as of December 31, 2017.

Results of Operations for the Three- and Six-Month Periods Ended June 30, 2018 and 2017
The following table summarizes our results of operations for the three- and six-month periods ended June 30, 2018 and 2017:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(In thousands except for per share amounts)	2018	2017	2018	2017
Interest Income (Expense)
Interest income	$14,081	$10,883	$27,506	$23,211
Interest expense	(7,668)	(4,020)	(14,915)	(7,199)
Net interest income	6,413	6,863	12,591	16,012
Expenses
Management fees to affiliate	656	685	1,327	1,212
Other operating expenses	771	752	1,616	1,497
Total expenses	1,427	1,437	2,943	2,709
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	(10,332)	3,777	(35,467)	(1,561)
Net realized and change in net unrealized gains (losses) on financial derivatives	7,132	(7,600)	23,652	(8,087)
Total Other Income (Loss)	(3,200)	(3,823)	(11,815)	(9,648)
Net Income (Loss)	$1,786	$1,603	$(2,167)	$3,655
Net Income (Loss) Per Common Share	$0.14	$0.15	$(0.17)	$0.37
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

The table below reconciles Core Earnings and Adjusted Core Earnings for the three- and six-month periods ended June 30, 2018 and 2017 to the line, Net Income (Loss), on our Consolidated Statement of Operations, which we believe is the most directly comparable U.S. GAAP measure:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(In thousands except for share amounts)	2018	2017	2018	2017
Net Income (Loss)	$1,786	$1,603	$(2,167)	$3,655
Less:
Net realized gains (losses) on securities	(7,114)	(359)	(5,188)	(3,350)
Net realized gains (losses) on financial derivatives, excluding periodic payments(1)	(2,361)	(8,192)	12,462	(6,523)
Change in net unrealized gains (losses) on securities	(3,218)	4,136	(30,279)	1,789
Change in net unrealized gains (losses) on financial derivatives, excluding accrued periodic payments(2)	9,362	1,211	11,438	(469)
Subtotal	(3,331)	(3,204)	(11,567)	(8,553)
Core Earnings	$5,117	$4,807	$9,400	$12,208
Less: Catch-up Premium Amortization Adjustment	480	(274)	331	2,310
Adjusted Core Earnings	4,637	5,081	$9,069	$9,898
Weighted Average Shares Outstanding	12,715,277	10,741,074	12,968,340	9,940,433
Core Earnings Per Share	$0.40	$0.45	$0.72	$1.23
Adjusted Core Earnings Per Share	$0.36	$0.47	$0.70	$1.00

(1)
For the three-month period ended June 30, 2018, represents Net realized gains (losses) on financial derivatives of $(3.7) million less Net realized gains (losses) on periodic settlements of interest rate swaps of $(1.3) million. For the three-month period ended June 30, 2017, represents Net realized gains (losses) on financial derivatives of $(9.1) million less Net realized gains (losses) on periodic settlements of interest rate swaps of $(0.9) million. For the six-month period ended June 30, 2018, represents Net realized gains (losses) on financial derivatives of $12.3 million less Net realized gains (losses) on periodic settlements of interest rate swaps of $(0.2) million. For the six-month period ended June 30, 2017, represents Net realized gains (losses) on financial derivatives of $(7.5) million less Net realized gains (losses) on periodic settlements of interest rate swaps of $(1.0) million.

(2)
For the three-month period ended June 30, 2018, represents Change in net unrealized gains (losses) on financial derivatives of $10.8 million less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $1.5 million. For the three-month period ended June 30, 2017, represents Change in net unrealized gains (losses) on financial derivatives of $1.5 million less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $0.3 million. For the six-month period ended June 30, 2018, represents Change in net unrealized gains (losses) on financial derivatives of $11.4 million less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(39) thousand. For the six-month period ended June 30, 2017, represents Change in net unrealized gains (losses) on financial derivatives of $(0.6) million less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(0.1) million.

Results of Operations for the Three-Month Periods Ended June 30, 2018 and 2017
Net Income (Loss)
Net income for the three-month period ended June 30, 2018 was $1.8 million as compared to net income of $1.6 million for the three-month period ended June 30, 2017. The period-over-period increase in our results of operations was principally due to a decrease in Total Other Loss partially offset by a decrease in net interest income in the three-month period ended June 30, 2018 as compared to the same period in 2017.
Interest Income
Our portfolio as of both June 30, 2018 and 2017 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $13.8 million and $10.7 million in interest income on these securities for the three-month periods ended June 30, 2018 and 2017, respectively. The period-over-period increase in interest income resulted primarily from higher average holdings as well as higher weighted average yields. Our average holdings increased following the leveraged deployment, in Agency RMBS, of capital raised through our equity offering and ATM program towards the end of the second quarter of 2017. Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the three-month period ended June 30, 2018, we had a positive Catch-up Premium Amortization Adjustment of approximately $0.5 million, which increased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our overall portfolio was 3.15% for the three-month period ended June 30, 2018. By comparison, for the three-month period ended June 30, 2017 the Catch-up Premium Amortization Adjustment decreased interest income by approximately $(0.3) million. Excluding this Catch-up Premium Amortization Adjustment, the weighted average yield on our overall portfolio for the three-month period ended June 30, 2017 would have been 3.01%.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended June 30, 2018 and 2017:

	Non-Agency(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended June 30, 2018	$301	$10,396	11.57%	$13,481	$1,678,375	3.21%	$13,782	$1,688,771	3.26%
Three-month period ended June 30, 2017	$326	$16,258	8.02%	$10,332	$1,435,494	2.88%	$10,658	$1,451,752	2.94%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the three-month periods ended June 30, 2018 and 2017, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the three-month period ended June 30, 2018 was $7.7 million, of which $7.5 million represented interest expense on our repo borrowings and approximately $0.2 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the three-month period ended June 30, 2017 was $4.0 million, of which $3.6 million represented interest expense on our repo borrowings and approximately $0.4 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period increase in our total interest expense resulted mainly from higher rates on our repo borrowings stemming from the increase in short-term interest rates, as well as an increase in average borrowings as a result of a larger asset base. Our average outstanding repo borrowings for the three-month period ended June 30, 2018 was $1.53 billion, and we had an average cost of funds on repo borrowings of 1.96%. Our average outstanding repo borrowings for the three-month period ended June 30, 2017 was $1.34 billion, and we had an average cost of funds on repo borrowings of 1.09%.
The following table shows information related to our average cost of funds(1) for the three-month periods ended June 30, 2018 and 2017.

	Repurchase Agreements			Interest Rate Swaps(2)		Short U.S. Treasury Securities(2)		Total(2)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense (income) paid or payable	Average Cost of Funds	Interest expense	Average Cost of Funds	Interest and net periodic expense paid or payable	Average Cost of Funds
(In thousands)
Three-month period ended June 30, 2018	$1,530,734	$7,481	1.96%	$(128)	(0.03)%	$198	0.05%	$7,551	1.98%
Three-month period ended June 30, 2017	$1,339,806	$3,632	1.09%	$619	0.18%	$371	0.11%	$4,622	1.38%

(1)	This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.

(2)
As an alternative cost of funds measure, we add to our repo borrowing cost the net periodic amounts paid or payable by us on our interest rate swaps and the interest expense we incur on our short positions in U.S. Treasury securities, and express the total as a percentage of our average outstanding repurchase agreement borrowings.

For the three-month periods ended June 30, 2018 and 2017, average one-month LIBOR was 1.97% and 1.06%, respectively. For the three-month periods ended June 30, 2018 and 2017, average six-month LIBOR was 2.50% and 1.42%, respectively. For the three-month period ended June 30, 2018, the weighted average yield of our portfolio of Agency and non-Agency RMBS was 3.26%, while our total average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.98%, resulting in a net interest margin of 1.28%. By comparison, for the three-month period ended June 30, 2017, the weighted average yield of our Agency and non-Agency RMBS was 2.94%, while our average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.38%, resulting in a net interest margin of 1.56%. For the three-month periods ended June 30, 2018 and 2017, excluding the impact of the Catch-up Premium Amortization Adjustment, the weighted average yield of our portfolio was 3.15% and 3.01%, respectively and our adjusted net interest margin was 1.17% and 1.63%, respectively.

Management Fees
For both the three-month periods ended June 30, 2018 and 2017, our management fee expense was approximately $0.7 million. Management fees are calculated based on our shareholders' equity at the end of each quarter.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. Other operating expenses for both the three-month periods ended June 30, 2018 and 2017 were approximately $0.8 million. Our expense ratio, which represents our annualized management fees and other operating expenses as a percentage of our average shareholders' equity, decreased to 3.2% for the three-month period ended June 30, 2018, as compared to 3.6% for the three-month period ended June 30, 2017. The decrease in our expense ratio was due to an increase in our average shareholders' equity for the three-month period ended June 30, 2018, as compared to the three-month period ended June 30, 2017.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gain (losses) on securities and financial derivatives. For the three-month period ended June 30, 2018, Other income (loss) was $(3.2) million, consisting of net realized and change in net unrealized losses of $(10.3) million on our securities, primarily our Agency RMBS, partially offset by net realized and change in net unrealized gains of $7.1 million on our financial derivatives. Higher interest rates caused Agency RMBS prices to decline modestly during the quarter ended June 30, 2018, leading to unrealized losses on our portfolio. The net realized and unrealized gains on our financial derivatives included $5.2 million of net realized and unrealized gains primarily from our net TBA short positions and interest rate swaps. The decline in mortgage prices and increase in interest rates positively affected the results for our TBA short positions and interest rate swaps. For the three-month period ended June 30, 2018, as measured by sales and excluding paydowns, we turned over approximately 17% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized losses of $(6.9) million on our Agency RMBS portfolio.
Other income (loss) for the three-month period ended June 30, 2017 was $(3.8) million and consisted of net realized and change in net unrealized losses of $(7.6) million on our financial derivatives partially offset by net realized and change in net unrealized gains of $3.8 million on our securities, primarily our Agency RMBS. The three-month period ended June 30, 2017 included modest increases in asset valuations, mainly on our Agency RMBS, as prices of fixed-rate Agency RMBS generally increased and pay-ups on specified pools increased slightly. Our interest rate hedges, which primarily include interest rate swaps and short positions in TBAs and U.S. Treasury securities, generated net losses during the three-month period ended June 30, 2017. Declining longer-term interest rates led to losses on our interest rate swaps and U.S. Treasury securities while firm dollar roll prices led to net losses on our TBA hedges. Because we use short TBAs as a major component of our interest rate hedging portfolio, the relative underperformance of specified pools in comparison to TBAs dampened our results for the second quarter of 2017.
Results of Operations for the Six-Month Periods Ended June 30, 2018 and 2017
Net Income (Loss)
Net loss for the six-month period ended June 30, 2018 was $(2.2) million as compared to net income of $3.7 million for the six-month period ended June 30, 2017. The period-over-period reversal in our results of operations was principally due to an increase in Total Other Loss combined with a decrease in net interest income.
Interest Income
Our portfolio as of both June 30, 2018 and 2017 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $26.7 million and $22.8 million in interest income on these securities for the six-month periods ended June 30, 2018 and 2017, respectively. The period-over-period increase in interest income resulted primarily from higher average holdings as well as higher weighted average yields. Our average holdings increased following the leveraged deployment, in Agency RMBS, of capital raised through our equity offering and ATM program towards the end of the second quarter of 2017. Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the six-month periods ended June 30, 2018 and 2017, we had positive Catch-up Premium Amortization Adjustments of approximately $0.3 million and $2.3 million, respectively, which increased our interest income in both periods. Excluding the Catch-up Premium Amortization Adjustments, the weighted average yield of our overall portfolio was 3.09% and 3.00% for the six-month periods ended June 30, 2018 and 2017, respectively.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the six-month periods ended June 30, 2018 and 2017:

	Non-Agency(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Six-month period ended June 30, 2018	$556	$11,952	9.29%	$26,141	$1,696,264	3.08%	$26,697	$1,708,216	3.13%
Six-month period ended June 30, 2017	$680	$16,085	8.45%	$22,156	$1,351,635	3.28%	$22,836	$1,367,720	3.34%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the six-month periods ended June 30, 2018 and 2017, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the six-month period ended June 30, 2018 was $14.9 million, of which $13.9 million represented interest expense on our repo borrowings and approximately $1.0 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the six-month period ended June 30, 2017 was $7.2 million, of which $6.4 million represented interest expense on our repo borrowings and approximately $0.7 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period increase in our total interest expense resulted mainly from higher rates on our repo borrowings stemming from the increase in short-term interest rates, as well as an increase in average borrowings as a result of a larger asset base. Our average outstanding repo borrowings for the six-month period ended June 30, 2018 was $1.56 billion, and we had an average cost of funds on repo borrowings of 1.80%. Our average outstanding repo borrowings for the six-month period ended June 30, 2017 was $1.27 billion, and we had an average cost of funds on repo borrowings of 1.02%.
The following table shows information related to our average cost of funds(1) for the six-month periods ended June 30, 2018 and 2017.

	Repurchase Agreements			Interest Rate Swaps(2)		Short U.S. Treasury Securities(2)		Total(2)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Average Cost of Funds	Interest expense	Average Cost of Funds	Interest and net periodic expense paid or payable	Average Cost of Funds
(In thousands)
Six-month period ended June 30, 2018	$1,559,465	$13,893	1.80%	$258	0.03%	$975	0.13%	$15,126	1.96%
Six-month period ended June 30, 2017	$1,267,465	$6,415	1.02%	$1,095	0.17%	$745	0.12%	$8,255	1.31%

(1)	This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.

(2)
As an alternative cost of funds measure, we add to our repo borrowing cost the net periodic amounts paid or payable by us on our interest rate swaps and the interest expense we incur on our short positions in U.S. Treasury securities, and express the total as a percentage of our average outstanding repurchase agreement borrowings.

For the six-month periods ended June 30, 2018 and 2017, average one-month LIBOR was 1.81% and 0.94%, respectively. For the six-month periods ended June 30, 2018 and 2017, average six-month LIBOR was 2.30% and 1.40%, respectively. For the six-month period ended June 30, 2018, the weighted average yield of our portfolio of Agency and non-Agency RMBS was 3.13%, while our total average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.96%, resulting in a net interest margin of 1.17%. By comparison, for the six-month period ended June 30, 2017, the weighted average yield of our Agency and non-Agency RMBS was 3.34%, while our average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.31%, resulting in a net interest margin of 2.03%. For the six-month periods ended June 30, 2018 and 2017, excluding the impact of the Catch-up Premium Amortization Adjustment, the weighted average yield of our portfolio was 3.09% and 3.00%, respectively and our adjusted net interest margin was 1.13% and 1.69%, respectively.

Management Fees
For the six-month periods ended June 30, 2018 and 2017, our management fee expense was approximately $1.3 million and $1.2 million, respectively. The period-over-period increase was due to our higher capital base in the six-month period ended June 30, 2018. Management fees are calculated based on our shareholders' equity at the end of each quarter.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. Other operating expenses for the six-month periods ended June 30, 2018 and 2017 were approximately $1.6 million and $1.5 million, respectively. The increase in other operating expenses was primarily the result of an increase in professional fees for the six-month period ended June 30, 2018, as compared to the six-month period ended June 30, 2017. Our expense ratio, which represents our annualized management fees and other operating expenses as a percentage of our average shareholders' equity, decreased to 3.2% for the six-month period ended June 30, 2018, as compared to 3.6% for the six-month period ended June 30, 2017. The decrease in our expense ratio was due to an increase in our average shareholders' equity for the six-month period ended June 30, 2018, as compared to the six-month period ended June 30, 2017.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gain (losses) on securities and financial derivatives. For the six-month period ended June 30, 2018, Other income (loss) was $(11.8) million, consisting of net realized and change in net unrealized losses of $(35.5) million on our securities, primarily our Agency RMBS, partially offset by net realized and change in net unrealized gains of $23.7 million on our financial derivatives. The increase in interest rates during the six-month period ended June 30, 2018 led to significant unrealized losses on our securities portfolio. The net realized and unrealized gains on our financial derivatives primarily included $22.7 million of net realized and unrealized gains from our net TBA short positions and interest rate swaps. The decline in mortgage prices and increase in interest rates positively affected the results for our TBA short positions and interest rate swaps. For the six-month period ended June 30, 2018, as measured by sales and excluding paydowns, we turned over approximately 32% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized losses of $(11.2) million on our Agency RMBS portfolio.
Other income (loss) for the six-month period ended June 30, 2017 was $(9.6) million and consisted of net realized and change in net unrealized losses of $(8.1) million on our financial derivatives and $(1.6) million on our securities, primarily our Agency RMBS. During the six-month period ended June 30, 2017 fixed-income credit spreads generally tightened. However, Agency RMBS slightly underperformed other fixed-income sectors on market concerns around the eventual tapering of Agency RMBS purchases by the Federal Reserve. We had net losses on our interest rate hedges as longer-term interest rates decreased over the period. For the six-month period ended June 30, 2017, as measured by sales and excluding paydowns, we turned over approximately 71% of our Agency RMBS portfolio and, as a result, we generated net realized losses of $(2.5) million on our Agency RMBS portfolio. Our interest rate hedges, which primarily include interest rate swaps and short positions in TBAs and U.S. Treasury securities, generated net losses during the six-month period ended June 30, 2017. Declining longer-term interest rates led to losses on our interest rate swaps and U.S. Treasury securities while firm dollar roll prices led to net losses on our TBA hedges. Because we use short TBAs as a major component of our interest rate hedging portfolio, the relative underperformance of specified pools in comparison to TBAs dampened our overall results for the period.
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
As of June 30, 2018 and December 31, 2017, we had $1.5 billion and $1.6 billion outstanding under our repurchase agreements, respectively. As of June 30, 2018, our outstanding repurchase agreements were with 16 counterparties.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of both June 30, 2018 and December 31, 2017, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 4.9%.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
June 30, 2018	$1,537,216	$1,530,734	$1,537,216
March 31, 2018	1,589,319	1,588,515	1,590,790
December 31, 2017	1,597,206	1,614,096	1,643,683
September 30, 2017	1,642,313	1,633,746	1,650,729
June 30, 2017(1)	1,628,450	1,339,806	1,628,450
March 31, 2017	1,178,285	1,194,321	1,199,860
December 31, 2016	1,197,973	1,170,091	1,197,973
September 30, 2016	1,158,962	1,138,439	1,158,962
June 30, 2016	1,205,987	1,132,184	1,205,987
March 31, 2016	1,133,841	1,142,501	1,175,531
December 31, 2015	1,222,719	1,228,964	1,286,274
September 30, 2015	1,225,905	1,242,650	1,248,604

(1)
For the quarter ended June 30, 2017 the significant increase between average borrowings outstanding and total borrowings as of June 30, 2017 was the result of our deployment of the proceeds from our follow-on offering of common shares during the quarter. Based on our higher equity base, we increased our repo borrowings so as to maintain our desired debt-to-equity ratio.

As of June 30, 2018 and December 31, 2017, we had an aggregate amount at risk under our repurchase agreements with 17 and 15 counterparties of approximately $86.2 million and $84.1 million, respectively. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. If the amounts outstanding under repurchase agreements with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk under our repurchase agreements as of June 30, 2018 and December 31, 2017 does not include approximately $1.1 million and $2.2 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of June 30, 2018, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with five counterparties of approximately $14.9 million. We also had $8.7 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2017, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with five counterparties of approximately $11.9 million. We also had $8.3 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of June 30, 2018, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with three counterparties of approximately $1.4 million. As of December 31, 2017, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with 12 counterparties of approximately $3.5 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $41.4 million and $56.1 million as of June 30, 2018 and December 31, 2017, respectively.
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
Six-Month Period Ended June 30, 2018

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.37	$4,746	March 7, 2018	March 29, 2018	April 25, 2018
Second Quarter	0.37	4,703	June 13, 2018	June 29, 2018	July 25, 2018
Six-Month Period Ended June 30, 2017

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.40	$3,652	March 6, 2017	March 31, 2017	April 25, 2017
Second Quarter	0.40	4,947	June 13, 2017	June 30, 2017	July 25, 2017
For the six-month period ended June 30, 2018, our operating activities provided net cash of $24.1 million and our investing activities provided net cash of $37.9 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements) used net cash of $60.0 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $2.0 million. We used $9.7 million to pay dividends and $7.0 million to repurchase common shares. As a result of these activities, there was a decrease in our cash holdings of $14.7 million, from $56.1 million as of December 31, 2017 to $41.4 million as of June 30, 2018.
For the six-month period ended June 30, 2017, our operating activities provided net cash of $30.6 million and our investing activities used net cash of $490.7 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements) provided net cash of $430.5 million. Thus our operating and investing activities, when combined with our net repo financing activities, used net cash of $29.6 million. We received net proceeds from the issuance of common shares of $45.1 million, after underwriters' discounts and offering costs. We used $7.3 million to pay dividends. As a result of these activities, there was an increase in our cash holdings of $8.2 million from $33.5 million as of December 31, 2016 to $41.7 million as of June 30, 2017.

On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. This program superseded the program that was previously adopted on February 6, 2018. For the six-month period ended June 30, 2018, we repurchased 628,167 common shares at an average price per share of $11.17 and a total cost of $7.0 million. Through August 1, 2018, we have repurchased 21,720 shares for an aggregate cost of $0.2 million under the current repurchase program adopted on June 13, 2018.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both June 30, 2018 and December 31, 2017, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of June 30, 2018 we had $1.5 billion of outstanding borrowings with 16 counterparties.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of June 30, 2018, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, excluding TBAs	$26,964	15.48%	$45,987	26.40%	$(34,906)	(20.04)%	$(77,753)	(44.64)%
TBAs	(6,746)	(3.87)%	(12,161)	(6.98)%	8,077	4.63%	17,485	10.04%
Non-Agency RMBS	288	0.17%	581	0.33%	(283)	(0.16)%	(561)	(0.32)%
U.S. Treasury Securities, Interest Rate Swaps, Swaptions, and Futures	(22,531)	(12.94)%	(45,822)	(26.31)%	21,772	12.50%	42,786	24.57%
Repurchase and Reverse Repurchase Agreements	(919)	(0.53)%	(1,837)	(1.05)%	919	0.53%	1,837	1.05%
Total	$(2,944)	(1.69)%	$(13,252)	(7.61)%	$(4,421)	(2.54)%	$(16,206)	(9.30)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our June 30, 2018 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "—Special Note Regarding Forward-Looking Statements."

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet be Purchased Under the Plans or Programs

April 1, 2018 – April 30, 2018	115,800	$11.01	115,800	571,833
May 1, 2018 – May 31, 2018	—	—	—	571,833
June 1, 2018 – June 30, 2018	—	—	—	1,200,000
Total	115,800	$11.01	115,800	1,200,000
On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. This program superseded the program that was previously adopted on February 6, 2018.
On February 6, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we were authorized to repurchase up to 1.2 million common shares. The program, which was open-ended in duration, allowed us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases were at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations.

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

101
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the six-month period ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	August 6, 2018	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	August 6, 2018	By:	/s/ CHRISTOPHER SMERNOFF
Christopher Smernoff Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the six-month period ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.