Form 10-Q
period 2018-09-30
Ellington Residential Mortgage REIT
filed 2018-11-07
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer (do not check if a smaller reporting company)	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2018
Common Shares of Beneficial Interest, $0.01 par value per share	12,609,837

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2018	December 31, 2017
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$41,016	$56,117
Mortgage-backed securities, at fair value	1,575,983	1,685,998
Due from brokers	27,044	26,754
Financial derivatives–assets, at fair value	23,049	8,792
Reverse repurchase agreements	26,769	81,461
Receivable for securities sold	52,531	21,606
Interest receivable	5,675	5,784
Other assets	717	575
Total Assets	$1,752,784	$1,887,087
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,500,632	$1,597,206
Payable for securities purchased	36,539	3,830
Due to brokers	8,298	489
Financial derivatives–liabilities, at fair value	333	1,863
U.S. Treasury securities sold short, at fair value	26,367	81,289
Dividend payable	4,700	4,936
Accrued expenses	704	728
Management fee payable to affiliate	641	725
Interest payable	4,340	3,318
Total Liabilities	1,582,554	1,694,384
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (12,703,474 and 13,340,217 shares issued and outstanding, respectively)	127	134
Additional paid-in-capital	232,967	240,062
Accumulated deficit	(62,864)	(47,493)
Total Shareholders' Equity	170,230	192,703
Total Liabilities and Shareholders' Equity	$1,752,784	$1,887,087

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$13,171	$12,867	$40,677	$36,078
Interest expense	(8,519)	(5,719)	(23,434)	(12,917)
Total net interest income	4,652	7,148	17,243	23,161
EXPENSES
Management fees to affiliate	641	741	1,968	1,953
Professional fees	198	157	651	510
Compensation expense	136	222	511	597
Insurance expense(1)	74	74	221	230
Other operating expenses(1)	283	287	924	900
Total expenses	1,332	1,481	4,275	4,190
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	(8,402)	349	(13,590)	(3,001)
Net realized gains (losses) on financial derivatives	4,058	(2,981)	16,311	(10,455)
Change in net unrealized gains (losses) on securities	(2,636)	3,994	(32,915)	5,783
Change in net unrealized gains (losses) on financial derivatives	4,606	(689)	16,005	(1,302)
Total other income (loss)	(2,374)	673	(14,189)	(8,975)
NET INCOME (LOSS)	$946	$6,340	$(1,221)	$9,996
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.07	$0.48	$(0.09)	$0.91

(1)	Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2016	9,130,897	$92	—	$—	$180,996	$(39,411)	$141,677
Shares issued(1)	4,194,968	42	—	—	59,061		59,103
Offering costs					(191)		(191)
Issuance of restricted shares	9,976	—	—	—	—		—
Forfeiture of common shares to satisfy tax withholding obligations	(37)	—			—		—
Share based compensation					144		144
Dividends declared(2)						(13,934)	(13,934)
Net income						9,996	9,996
BALANCE, September 30, 2017	13,335,804	$134	—	$—	$240,010	$(43,349)	$196,795

BALANCE, December 31, 2017	13,340,217	$134	—	$—	$240,062	$(47,493)	$192,703
Issuance of restricted shares	13,144	—	—	—	—		—
Share based compensation					149		149
Repurchase of common shares	(649,887)	(7)	—	—	(7,244)		(7,251)
Dividends declared(2)						(14,150)	(14,150)
Net loss						(1,221)	(1,221)
BALANCE, September 30, 2018	12,703,474	$127	—	$—	$232,967	$(62,864)	$170,230

(1)	For the nine-month period ended September 30, 2017 proceeds from the issuance of shares is net of an underwriters' discount of $1.9 million and third-party agent commissions and fees of $0.2 million.

(2)
For the three-month periods ended September 30, 2018 and 2017, dividends totaling $0.37 and $0.40, respectively, per common share outstanding, were declared. For the nine-month periods ended September 30, 2018 and 2017, dividends totaling $1.11 and $1.20, respectively, per common share outstanding, were declared.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine-Month Period Ended September 30,
	2018	2017(1)
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$(1,221)	$9,996
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	13,590	3,001
Change in net unrealized (gains) losses on securities	32,915	(5,783)
Net realized (gains) losses on financial derivatives	(16,311)	10,455
Change in net unrealized (gains) losses on financial derivatives	(16,005)	1,302
Amortization of premiums and accretion of discounts (net)	8,165	6,025
Share based compensation	149	144
(Increase) decrease in assets:
Interest receivable	109	(1,087)
Other assets	(142)	(52)
Increase (decrease) in liabilities:
Accrued expenses	(24)	234
Interest payable	1,022	878
Management fees payable to affiliate	(84)	208
Net cash provided by (used in) operating activities	22,163	25,321
Cash flows provided by (used in) investing activities:
Purchases of securities	(1,001,324)	(2,189,278)
Proceeds from sale of securities	917,962	1,572,711
Principal repayments of mortgage-backed securities	136,490	121,543
Proceeds from investments sold short	778,977	577,630
Repurchase of investments sold short	(829,897)	(596,888)
Proceeds from disposition of financial derivatives	28,395	10,953
Purchase of financial derivatives	(11,798)	(20,357)
Payments made on reverse repurchase agreements	(10,302,989)	(13,127,929)
Proceeds from reverse repurchase agreements	10,357,680	13,146,066
Due from brokers, net	6,217	(20,518)
Due to brokers, net	7,865	(543)
Net cash provided by (used in) investing activities	87,578	(526,610)

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine-Month Period Ended September 30,
	2018	2017(1)
Cash flows provided by (used in) financing activities:
Net proceeds from the issuance of common shares	$—	$59,103
Offering costs paid	—	(324)
Repurchase of common shares	(7,251)	—
Dividends paid	(14,386)	(12,252)
Borrowings under repurchase agreements	1,270,533	2,856,680
Repayments of repurchase agreements	(1,367,107)	(2,412,340)
Due from brokers, net	(6,631)	27,189
Cash provided by (used in) financing activities	(124,842)	518,056
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,101)	16,767
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	56,117	33,504
CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,016	$50,271
Supplemental disclosure of cash flow information:
Interest paid	$22,412	$12,039
Dividends payable	$4,700	$5,334

(1)	Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
(P) Share Repurchases: Common shares that are repurchased by the Company subsequent to issuance are immediately retired upon settlement and decrease the total number of shares issued and outstanding. The cost of such share repurchases is charged against Additional paid-in-capital on the Company's Consolidated Balance Sheet.
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
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or to 2017, 2016, or 2015 (its open tax years). In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period, 2017, 2016, and 2015 (its open tax years). The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any of such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.
(R) Recent Accounting Pronouncements: In August 2018, the Financial Accounting Standards Board, or "FASB," issued ASU 2018-13, Fair Value Measurement—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). This amends ASC 820, Fair Value Measurement, to remove or modify various current disclosure requirements related to fair value measurement. Additionally ASU 2018-13 requires certain additional disclosures around fair value measurement. ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those years, with early adoption permitted. Entities are permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. The Company has elected to early adopt the removal and modification of various disclosure requirements in accordance with ASU 2018-13; early adoption has not had a material impact on the Company's consolidated financial statements. The Company has elected not to early adopt the additional disclosure requirements. The adoption of additional disclosures, as required under ASU 2018-13, is not expected to have a material impact on the Company's consolidated financial statements.

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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). This amends ASC 230, Statement of Cash Flows, to clarify how certain cash receipts and payments should be classified on the statement of cash flows. The updates that most affect the Company relate to classifying each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows and identifying such receipts and payments as operating, investing, or financing activities. ASU 2016-15 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, with early adoption permitted. The Company has elected to early adopt ASU 2016-15. The adoption of ASU 2016-15 did not have a material impact on the Company's consolidated financial statements.
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at September 30, 2018 and December 31, 2017, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or GSE. The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.
By RMBS Type
September 30, 2018:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Agency RMBS:
15-year fixed-rate mortgages	$145,249	$6,070	$151,319	$1	$(5,551)	$145,769	3.42%	2.38%	4.58
20-year fixed-rate mortgages	7,687	600	8,287	—	(421)	7,866	4.00%	2.54%	6.02
30-year fixed-rate mortgages	1,273,788	61,785	1,335,573	92	(38,053)	1,297,612	4.11%	3.27%	8.39
Adjustable rate mortgages	18,513	1,222	19,735	2	(686)	19,051	3.95%	2.59%	4.08
Reverse mortgages	70,938	6,572	77,510	12	(2,473)	75,049	4.54%	2.89%	5.79
Interest only securities	n/a	n/a	17,601	1,743	(660)	18,684	4.44%	8.07%	4.79
Total Agency RMBS	1,516,175	76,249	1,610,025	1,850	(47,844)	1,564,031	4.09%	3.21%	7.62
Non-Agency RMBS	14,418	(4,510)	9,908	2,045	(1)	11,952	4.38%	6.74%	5.59
Total RMBS	$1,530,593	$71,739	$1,619,933	$3,895	$(47,845)	$1,575,983	4.09%	3.23%	7.61

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

By Estimated Weighted Average Life
As of September 30, 2018:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$4,376	$4,451	4.12%	$1,132	$1,517	4.51%	$5,033	$4,259	5.28%
Greater than three years and less than seven years	312,760	323,265	4.00%	17,552	16,084	4.43%	2,611	2,465	5.84%
Greater than seven years and less than eleven years	1,208,634	1,244,869	4.08%	—	—	—%	4,308	3,184	2.69%
Greater than eleven years	19,577	19,839	3.99%	—	—	—%	—	—	—%
Total	$1,545,347	$1,592,424	4.07%	$18,684	$17,601	4.44%	$11,952	$9,908	4.38%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.
As of December 31, 2017:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$7,931	$7,935	3.70%	$3,357	$4,253	4.15%	$—	$—	—%
Greater than three years and less than seven years	419,295	423,248	3.93%	8,848	8,944	4.51%	9,625	9,062	5.00%
Greater than seven years and less than eleven years	1,221,160	1,230,479	3.92%	—	—	—%	5,892	3,697	2.14%
Greater than eleven years	7,382	7,398	3.68%	—	—	—%	2,508	2,519	2.18%
Total	$1,655,768	$1,669,060	3.92%	$12,205	$13,197	4.36%	$18,025	$15,278	3.58%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.

The following table reflects the components of interest income on the Company's RMBS for the three- and nine-month periods ended September 30, 2018 and 2017:

	Three-Month Period Ended September 30, 2018			Nine-Month Period Ended September 30, 2018
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$16,744	$(4,029)	$12,715	$50,341	$(11,485)	$38,856
Non-Agency RMBS	362	44	406	680	282	962
Total	$17,106	$(3,985)	$13,121	$51,021	$(11,203)	$39,818

	Three-Month Period Ended September 30, 2017			Nine-Month Period Ended September 30, 2017
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$16,880	$(4,646)	$12,234	$43,373	$(8,983)	$34,390
Non-Agency RMBS	186	172	358	593	445	1,038
Total	$17,066	$(4,474)	$12,592	$43,966	$(8,538)	$35,428
For the three-month periods ended September 30, 2018 and 2017 the Catch-up Premium Amortization Adjustment was $(0.4) million and $(0.7) million, respectively. For nine-month periods ended September 30, 2018 and 2017 the Catch-up Premium Amortization Adjustment was $(0.1) million and $1.6 million, respectively.

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
September 30, 2018:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$145,769	$—	$145,769
20-year fixed-rate mortgages	—	7,866	—	7,866
30-year fixed-rate mortgages	—	1,297,612	—	1,297,612
Adjustable rate mortgages	—	19,051	—	19,051
Reverse mortgages	—	75,049	—	75,049
Interest only securities	—	14,576	4,108	18,684
Non-Agency RMBS	—	4,319	7,633	11,952
Mortgage-backed securities, at fair value	—	1,564,242	11,741	1,575,983
Financial derivatives–assets, at fair value:
TBAs	—	1,447	—	1,447
Interest rate swaps	—	18,189	—	18,189
Futures	3,413	—	—	3,413
Total financial derivatives–assets, at fair value	3,413	19,636	—	23,049
Total mortgage-backed securities and financial derivatives–assets, at fair value	$3,413	$1,583,878	$11,741	$1,599,032
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(26,367)	$—	$(26,367)
Financial derivatives–liabilities, at fair value:
TBAs	—	(320)	—	(320)
Interest rate swaps	—	(13)	—	(13)
Total financial derivatives–liabilities, at fair value	—	(333)	—	(333)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$—	$(26,700)	$—	$(26,700)

December 31, 2017:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$176,774	$—	$176,774
20-year fixed-rate mortgages	—	9,230	—	9,230
30-year fixed-rate mortgages	—	1,369,589	—	1,369,589
Adjustable rate mortgages	—	29,558	—	29,558
Reverse mortgages	—	70,617	—	70,617
Interest only securities	—	9,951	2,254	12,205
Non-Agency RMBS	—	9,193	8,832	18,025
Mortgage-backed securities, at fair value	—	1,674,912	11,086	1,685,998
Financial derivatives–assets, at fair value:
TBAs	—	402	—	402
Interest rate swaps	—	8,038	—	8,038
Swaptions	—	181	—	181
Futures	171	—	—	171
Total financial derivatives–assets, at fair value	171	8,621	—	8,792
Total mortgage-backed securities and financial derivatives–assets, at fair value	$171	$1,683,533	$11,086	$1,694,790
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(81,289)	$—	$(81,289)
Financial derivatives–liabilities, at fair value:
TBAs	—	(735)	—	(735)
Interest rate swaps	—	(1,128)	—	(1,128)
Total financial derivatives–liabilities, at fair value	—	(1,863)	—	(1,863)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$—	$(83,152)	$—	$(83,152)
The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value:
Three-month period ended September 30, 2018:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of June 30, 2018	$6,993	$3,626
Purchases	—	—
Proceeds from sales	—	—
Principal repayments	(369)	—
(Amortization)/accretion, net	62	(251)
Net realized gains (losses)	—	(11)
Change in net unrealized gains (losses)	289	62
Transfers:
Transfers into level 3	658	1,598
Transfers out of level 3	—	(916)
Ending balance as of September 30, 2018	$7,633	$4,108

All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at September 30, 2018, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended September 30, 2018. For Level 3 financial instruments held by the Company as of September 30, 2018, change in net unrealized gains (losses) of $0.3 million and $0.2 million, for the three-month period ended September 30, 2018 relate to non-Agency RMBS and Agency RMBS, respectively.
At September 30, 2018, the Company transferred $0.9 million of RMBS from Level 3 to Level 2 and $2.3 million of RMBS from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
Three-month period ended September 30, 2017:

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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at September 30, 2017, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended September 30, 2017. For Level 3 financial instruments held by the Company as of September 30, 2017, change in net unrealized gains (losses) of $0.3 million and $(12) thousand, for the three-month period ended September 30, 2017 relate to non-Agency RMBS and Agency RMBS, respectively.
At September 30, 2017, the Company transferred $0.5 million of RMBS from Level 3 to Level 2 and $3.2 million of RMBS from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
Nine-month period ended September 30, 2018:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2017	$8,832	$2,254
Purchases	—	160
Proceeds from sales	(3,638)	—
Principal repayments	(593)	—
(Amortization)/accretion, net	197	(884)
Net realized gains (losses)	1,254	(177)
Change in net unrealized gains (losses)	(660)	536
Transfers:
Transfers into level 3	2,241	2,219
Transfers out of level 3	—	—
Ending balance as of September 30, 2018	$7,633	$4,108

All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at September 30, 2018, as well as Level 3 financial instruments disposed of by the Company during the nine-month period ended September 30, 2018. For Level 3 financial instruments held by the Company as of September 30, 2018, change in net unrealized gains (losses) of $0.3 million and $0.7 million, for the nine-month period ended September 30, 2018 relate to non-Agency RMBS and Agency RMBS, respectively.
At September 30, 2018, the Company transferred $4.5 million of RMBS from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
Nine-month period ended September 30, 2017:

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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of September 30, 2017, as well as Level 3 financial instruments disposed of by the Company during the nine-month period ended September 30, 2017. For Level 3 financial instruments held by the Company as of September 30, 2017, change in net unrealized gains (losses) of $1.4 million and $(0.3) million, for the nine-month period ended September 30, 2017 relate to non-Agency RMBS and Agency RMBS, respectively.
At September 30, 2017, the Company transferred $10.4 million of RMBS from Level 3 to Level 2 and $4.4 million of RMBS from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of September 30, 2018 and December 31, 2017:
September 30, 2018:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$6,387	Market quotes	Non-Binding Third-Party Valuation	$53.49	$90.37	$76.94
Non-Agency RMBS	1,246	Discounted Cash Flows	Yield	3.7%	4.9%	4.1%
			Projected Collateral Prepayments	51.7%	66.5%	60.4%
			Projected Collateral Losses	4.4%	9.3%	6.4%
			Projected Collateral Recoveries	10.3%	11.9%	10.8%
			Projected Collateral Scheduled Amortization	18.0%	28.0%	22.4%
						100.0%
Agency RMBS–Interest Only Securities	4,108	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	548	1,426	634
			Projected Collateral Prepayments	31.7%	69.4%	58.4%
			Projected Collateral Scheduled Amortization	30.6%	68.3%	41.6%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.
December 31, 2017:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$2,258	Market quotes	Non-Binding Third-Party Valuation	$57.84	$87.45	$78.02
Non-Agency RMBS	6,574	Discounted Cash Flows	Yield	4.6%	5.1%	4.8%
			Projected Collateral Prepayments	19.2%	44.9%	26.5%
			Projected Collateral Losses	0.9%	20.1%	9.2%
			Projected Collateral Recoveries	8.8%	31.5%	22.5%
			Projected Collateral Scheduled Amortization	33.1%	47.5%	41.8%
						100.0%
Agency RMBS–Interest Only Securities	2,254	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	627	1,408	781
			Projected Collateral Prepayments	43.8%	88.1%	71.2%
			Projected Collateral Scheduled Amortization	11.9%	56.2%	28.8%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.

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
The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$41,016	$41,016	$56,117	$56,117
Due from brokers	27,044	27,044	26,754	26,754
Reverse repurchase agreements	26,769	26,769	81,461	81,461
Liabilities:
Repurchase agreements	1,500,632	1,500,632	1,597,206	1,597,206
Due to brokers	8,298	8,298	489	489
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

The following table details the fair value of the Company's holdings of financial derivatives as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$33	$26
TBA securities sale contracts	1,414	376
Fixed payer interest rate swaps	18,189	7,475
Fixed receiver interest rate swaps	—	563
Swaptions	—	181
Futures	3,413	171
Total financial derivatives–assets, at fair value	23,049	8,792
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(295)	(266)
TBA securities sale contracts	(25)	(469)
Fixed payer interest rate swaps	(13)	(1,128)
Total financial derivatives–liabilities, at fair value	(333)	(1,863)
Total, net	$22,716	$6,929
Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of September 30, 2018 and December 31, 2017:
September 30, 2018:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2020	$86,000	$1,529	1.60%	2.33%	1.57
2021	133,400	3,332	1.89	2.34	2.66
2022	68,480	2,245	2.00	2.34	3.68
2023	23,600	1,193	1.88	2.34	4.61
2024	8,900	454	1.99	2.34	5.51
2025	47,722	1,398	2.57	2.33	6.42
2026	40,885	4,189	1.63	2.34	7.96
2027	30,000	1,659	2.29	2.35	8.59
2028	126,063	1,949	2.92	2.33	9.82
2043	12,380	228	2.99	2.33	24.63
Total	$577,430	$18,176	2.17%	2.33%	5.77

December 31, 2017:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2018	$65,990	$187	0.97%	1.38%	0.43
2019	19,540	165	1.41	1.60	1.51
2020	131,900	1,514	1.60	1.41	2.39
2021	131,400	1,194	1.88	1.40	3.41
2022	79,044	736	1.97	1.39	4.48
2023	54,200	873	1.93	1.37	5.47
2024	8,900	142	1.99	1.34	6.26
2025	15,322	196	2.04	1.37	7.13
2026	40,885	2,230	1.63	1.36	8.71
2027	48,010	235	2.30	1.40	9.38
2043	12,380	(1,125)	2.99	1.41	25.38
Total	$607,571	$6,347	1.77%	1.40%	4.54
The following table provides information about the Company's fixed receiver interest rate swaps as of December 31, 2017. The Company did not hold any fixed receiver interest rate swaps as of September 30, 2018.
December 31, 2017:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$9,700	$563	1.36%	3.00%	7.54
Total	$9,700	$563	1.36%	3.00%	7.54
Interest Rate Swaptions
The following tables provide information about the Company's swaptions as of December 31, 2017. The Company did not hold any swaptions as of September 30, 2018.
December 31, 2017:

Option			Underlying Swap
Type	Fair Value	Months to Expiration	Notional Amount	Term (Years)	Fixed Rate
($ in thousands)
Fixed Payer	$181	7.0	$10,000	10	2.40%
Futures
The following tables provide information about the Company's short positions in futures as of September 30, 2018 and December 31, 2017.
September 30, 2018:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
U.S. Treasury Futures	$(246,700)	$3,413	2.92

December 31, 2017:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
U.S. Treasury Futures	$(25,800)	$171	2.63
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
As of September 30, 2018 and December 31, 2017, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	September 30, 2018				December 31, 2017
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$16,800	$16,503	$16,536	$33	$37,355	$38,065	$38,091	$26
Liabilities	111,229	113,076	112,781	(295)	75,789	79,570	79,304	(266)
	128,029	129,579	129,317	(262)	113,144	117,635	117,395	(240)
Sale contracts:
Assets	(343,137)	(344,620)	(343,206)	1,414	(358,279)	(372,219)	(371,843)	376
Liabilities	(9,811)	(9,856)	(9,881)	(25)	(328,576)	(341,134)	(341,603)	(469)
	(352,948)	(354,476)	(353,087)	1,389	(686,855)	(713,353)	(713,446)	(93)
Total TBA securities, net	$(224,919)	$(224,897)	$(223,770)	$1,127	$(573,711)	$(595,718)	$(596,051)	$(333)

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in Financial derivatives-assets at fair value and Financial derivatives-liabilities at fair value on the Consolidated Balance Sheet.

The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the nine-month period ended September 30, 2018 and the year ended December 31, 2017:

Derivative Type	Nine-Month Period Ended September 30, 2018	Year Ended December 31, 2017
	(In thousands)
Interest rate swaps	$596,159	$549,907
TBAs	624,974	796,813
Futures	231,870	30,092
Swaptions	7,000	4,615

Gains and losses on the Company's financial derivatives for the three- and nine-month periods ended September 30, 2018 and 2017 are summarized in the tables below:

	Three-Month Period Ended September 30, 2018
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$1,281	$2,096	$3,377	$(893)	$2,383	$1,490
Swaptions		(249)	(249)		(221)	(221)
TBAs		(692)	(692)		2,100	2,100
Futures		1,622	1,622		1,237	1,237
Total	$1,281	$2,777	$4,058	$(893)	$5,499	$4,606

	Three-Month Period Ended September 30, 2017
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$957	$(76)	$881	$(1,657)	$808	$(849)
Swaptions		—	—		(37)	(37)
TBAs		(3,475)	(3,475)		(179)	(179)
Futures		(387)	(387)		376	376
Total	$957	$(3,938)	$(2,981)	$(1,657)	$968	$(689)

	Nine-Month Period Ended September 30, 2018
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$1,072	$5,065	$6,137	$(932)	$12,167	$11,235
Swaptions		(249)	(249)		68	68
TBAs		10,151	10,151		1,460	1,460
Futures		272	272		3,242	3,242
Total	$1,072	$15,239	$16,311	$(932)	$16,937	$16,005

	Nine-Month Period Ended September 30, 2017
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$7	$(71)	$(64)	$(1,801)	$(870)	$(2,671)
Swaptions		—	—		(37)	(37)
TBAs		(9,363)	(9,363)		936	936
Futures		(1,028)	(1,028)		470	470
Total	$7	$(10,462)	$(10,455)	$(1,801)	$499	$(1,302)
From time to time, the Company uses short positions in U.S. Treasury positions as a component of its interest rate hedging portfolio. As of September 30, 2018, the Company held short positions in U.S. Treasury securities, with a principal amount of $26.8 million and a fair value of $26.4 million. As of December 31, 2017, the Company held short positions in U.S. Treasury securities, with a principal amount of $82.5 million and a fair value of $81.3 million. Such securities are included on the Company's Consolidated Balance Sheet under the caption U.S. Treasury securities sold short, at fair value.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of September 30, 2018 and December 31, 2017, the Company had outstanding borrowings under repurchase agreements with 12 and 15 counterparties, respectively.

The following table details the Company's outstanding borrowings under repurchase agreements as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$346,841	2.21%	15	$410,628	1.41%	15
31-60 days	721,514	2.25	45	906,602	1.46	46
61-90 days	342,650	2.36	77	273,665	1.60	74
91-120 days	89,627	2.30	108	6,311	1.61	120
Total	$1,500,632	2.27%	49	$1,597,206	1.47%	43
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of September 30, 2018 and December 31, 2017, the fair value of RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.6 billion and $1.7 billion, respectively. Collateral transferred under outstanding borrowings as of September 30, 2018 includes RMBS in the amount of $52.5 million that were sold prior to period end but for which such sale had not yet settled. Collateral transferred under outstanding borrowings as of December 31, 2017 includes RMBS in the amount of $21.5 million that were sold prior to year end but for which such sale had not yet settled. In addition as of September 30, 2018, the Company posted to repo counterparties net cash collateral of $25.3 million and additional securities with a fair value of $0.4 million, and received from repo counterparties securities with a fair value of $1.1 million, as a result of margin calls with various repo counterparties. As of December 31, 2017, the Company posted to repo counterparties net cash collateral of $18.7 million and additional securities with a fair value of $2.5 million as a result of margin calls with various repo counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table reflects counterparties for which the amounts at risk relating to our repurchase agreements were greater than 10% of shareholders' equity as of September 30, 2018. There was no counterparty for which the amount at risk was greater than 10% of shareholders' equity as of December 31, 2017.
September 30, 2018:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
Royal Bank of Canada	$17,085	64	10.0%

(1)	Amounts at risk exclude, in aggregate, $0.1 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
7. Offsetting of Assets and Liabilities
The Company records certain financial instruments at fair value as described in Note 2. All financial instruments are recorded on a gross basis on the Consolidated Balance Sheet. In connection with its financial derivatives, repurchase agreements, and related trading agreements, the Company and its counterparties are required to pledge collateral. Cash or other collateral is exchanged as required with each of the Company's counterparties in connection with open derivative positions and repurchase agreements.
The following tables present information about certain assets and liabilities representing financial instruments as of September 30, 2018 and December 31, 2017. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.

September 30, 2018:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$23,049	$(310)	$—	$(8,223)	$14,516
Reverse repurchase agreements	26,769	(26,769)	—	—	—
Liabilities:
Financial derivatives–liabilities	(333)	310	—	22	(1)
Repurchase agreements	(1,500,632)	26,769	1,448,524	25,339	—

(1)	In the Company's Consolidated Balance Sheet, all balances associated with the repurchase agreements and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of September 30, 2018 were $1.55 billion. As of September 30, 2018 total cash collateral on financial derivative assets and liabilities excludes $0.6 million and $0.9 million respectively of net excess cash collateral.

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

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of September 30, 2018 and 2017, the Company did not have any dilutive instruments outstanding.

The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three- and nine-month periods ended September 30, 2018 and 2017:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(In thousands except for share amounts)	2018	2017	2018	2017
Numerator:
Net income (loss)	$946	$6,340	$(1,221)	$9,996
Denominator:
Basic and diluted weighted average shares outstanding	12,693,989	13,136,106	12,875,884	11,017,363
Basic and diluted earnings per share	$0.07	$0.48	$(0.09)	$0.91
9. Related Party Transactions
Management Agreement
The Company is party to the Management Agreement, which has a current term that expires on September 24, 2019, and has been, and will continue to be, renewed automatically each year thereafter for an additional one-year period, subject to certain termination rights. The Company is externally managed and advised by the Manager. Pursuant to the terms of the Management Agreement, the Manager provides the Company with its management team, including its officers, and appropriate support personnel. The Company does not have any employees. The Manager is responsible for the day-to-day operations of the Company.
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For the three-month periods ended September 30, 2018 and 2017, the total management fee incurred was $0.6 million and $0.7 million, respectively. For each of the nine-month periods ended September 30, 2018 and 2017, the total management fee incurred was $2.0 million.
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
For the nine-month periods ended September 30, 2018 and 2017, the Company reimbursed the Manager $1.8 million and $1.6 million, respectively, for previously incurred operating and compensation expenses.

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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of September 30, 2018 and December 31, 2017, there were 12,703,474 and 13,340,217 common shares outstanding, respectively. No preferred shares have been issued.
During the three-month periods ended September 30, 2018 and 2017, the Board of Directors authorized dividends totaling $0.37 per share and $0.40 per share, respectively. Total dividends declared during the three-month periods ended September 30, 2018 and 2017 were $4.7 million and $5.3 million. During the nine-month periods ended September 30, 2018 and 2017, the Board of Directors authorized dividends totaling $1.11 per share and $1.20 per share, respectively. Total dividends declared during the nine-month periods ended September 30, 2018 and 2017 were $14.2 million and $13.9 million, respectively.
On September 12, 2018, the Company's Board of Trustees authorized the issuance of 13,144 shares to its independent trustees pursuant to director share award agreements. Such shares will vest and become non-forfeitable on September 11, 2019.
Detailed below is a roll forward of the Company's common shares outstanding for the three- and nine-month periods ended September 30, 2018 and 2017:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017
Common Shares Outstanding (6/30/2018, 6/30/2017, 12/31/2017, and 12/31/2016, respectively)	12,712,050	12,367,598	13,340,217	9,130,897
Share Activity:
Shares issued	—	958,230	—	4,194,968
Restricted shares issued	13,144	9,976	13,144	9,976
Shares repurchased	(21,720)	—	(649,887)	—
Forfeiture of common shares to satisfy tax withholding obligations	—	—	—	(37)
Common Shares Outstanding (9/30/2018, 9/30/2017, 9/30/2018, and 9/30/2017, respectively)	12,703,474	13,335,804	12,703,474	13,335,804
Unvested restricted shares outstanding (9/30/2018, 9/30/2017, 9/30/2018, and 9/30/2017, respectively)	19,113	16,515	19,113	16,515

The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at September 30, 2018:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	13,144	September 12, 2018	September 11, 2019
Partially dedicated employees:
	2,630	December 12, 2017	December 12, 2018
	1,783	December 12, 2017	December 12, 2019
	1,556	December 13, 2016	December 13, 2018

(1)	Date at which such restricted shares will vest and become non-forfeitable.
As of September 30, 2018, there were 327,317 shares available for future issuance under the Company's 2013 Equity Incentive Plan.
On June 13, 2018, the Company's Board of Trustees approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. This program superseded the program that was previously adopted on February 6, 2018. During the three-month period ended September 30, 2018, the Company purchased 21,720 of its common shares at an aggregate cost of $0.2 million, and an average price per share of $10.82. During the nine-month period ended September 30, 2018, the Company purchased 649,887 of its common shares at an aggregate cost of $7.3 million, and an average price per share of $11.16. From inception of the current share repurchase program adopted on June 13, 2018 through September 30, 2018, the Company purchased 21,720 of its common shares at an aggregate cost of $0.2 million, and an average price per share of $10.82.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of September 30, 2018 and December 31, 2017 and management is not aware of any significant contingencies at September 30, 2018.

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
We were formed through an initial strategic venture among affiliates of Ellington Management Group, L.L.C., an investment management firm and registered investment adviser with a 23-year history of investing in a broad spectrum of mortgage-backed securities, or "MBS," and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." As of September 30, 2018, the Blackstone Funds owned approximately 24% of our outstanding common shares. We are externally managed and advised by our Manager, an affiliate of Ellington.
We use leverage in our Agency RMBS strategy and, while we have not done so meaningfully to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of September 30, 2018, we had outstanding borrowings under repurchase agreements in the amount of $1.5 billion with 12 counterparties.
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
As of September 30, 2018, our book value per share was $13.40, as compared to $13.70 as of June 30, 2018 and $14.45 as of December 31, 2017.
Trends and Recent Market Developments
Market Overview

•
In September, the U.S. Federal Reserve, or the "Federal Reserve," raised the target range for the federal funds rate by 0.25%, to 2.00%–2.25%, its third rate increase in 2018. LIBOR rates, which drive many of our financing costs, increased in sympathy, with one-month LIBOR increasing 17 basis points to end the third quarter at 2.26%. Three-month LIBOR increased 6 basis points to 2.40%. The spread between one- and three-month LIBOR narrowed to 14 basis points, down from 25 basis points at the end of the prior quarter.

•
In July and October of 2018, the Federal Reserve continued to increase the amount of the tapering of its reinvestments in line with the schedule it laid out in September 2017. The tapering of Agency RMBS purchases increased to $16 billion per month in July and to $20 billion per month in October. The tapering of U.S. Treasury purchases increased to $24 billion per month in July and to $30 billion per month in October.

•
The yield curve flattened for the seventh consecutive quarter: the 2-year U.S. Treasury yield rose 29 basis points to end the third quarter at 2.82%, while the 10-year U.S. Treasury yield increased 20 basis points to 3.06%. The spread between the 2-year and 10-year tightened to just 24 basis points, as compared to 33 basis points at the end of the second quarter and 85 basis points a year ago.

•	Mortgage rates increased in the third quarter, with the Freddie Mac survey 30-year mortgage rate rising 17 basis points to end the quarter at 4.72%.

•
Overall Agency RMBS prepayment rates continued to be muted during the quarter. The Mortgage Bankers Association's Refinance Index, which measures refinancing application volumes, fell 5% quarter over quarter, dropping to its lowest seasonally-adjusted level in more than 17 years.

•	U.S. GDP growth for the second quarter was revised upward to 4.2%, the best quarterly growth rate in GDP since 2014. Total unemployment fell to 3.7% in September 2018, compared to 4.2% a year earlier.
During the third quarter, interest rates continued to rise and the yield curve flattened further, as the short end of the yield curve rose faster than the long end for the fifth consecutive quarter. The Federal Reserve raised rates again in September, citing continued strength of the economy, but this time it removed the word "accommodative" from its monetary stance, which may signal that the Federal Reserve views its current target range for the federal funds rate as having a more neutral, as opposed to stimulative, effect on the economy. During the quarter, the 10-year U.S. Treasury traded within a tight 29-basis point range.
The Federal Reserve also continued to increase the tapering of reinvestments according to schedule, although in October the tapering reached its scheduled cap. Going forward and barring any unforeseen circumstances, the pace of the Federal Reserve's tapering is expected to remain constant as its portfolio runs off. Globally, trade policy actions—both threatened and actual—continued to pose a risk to growth going forward.
Volatility was low in the third quarter, and domestic equities and corporate credit performed well. For the quarter, the S&P 500 Index rose 7.2% while the Bloomberg Barclays U.S. Corporate Bond Investment Grade and High Yield Indices both generated strong total returns. On the other hand, rising rates continued to be a headwind for RMBS, and despite the low volatility, the Bloomberg Barclays U.S. MBS Agency Fixed Rate Index generated a negative return of 12 basis points for the quarter. The Bloomberg Barclays U.S. MBS Agency Fixed Rate Index did, however, generate an excess return (on a duration-adjusted basis) of 17 basis points for the quarter over the Bloomberg Barclays U.S. Treasury Index.
Portfolio Overview and Outlook
As of September 30, 2018, our mortgage-backed securities portfolio consisted of $1.451 billion of fixed-rate Agency "specified pools," $19.1 million of Agency RMBS backed by adjustable rate mortgages, or "Agency ARMs," $75.0 million of

Agency reverse mortgage pools, $18.7 million of Agency interest only securities, or "Agency IOs," and $12.0 million of non-Agency RMBS. Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and mortgages with various other characteristics.
Our overall RMBS portfolio decreased by 0.3% to $1.576 billion as of September 30, 2018, as compared to $1.580 billion as of June 30, 2018. Even though our portfolio was slightly smaller by quarter end, our equity base was also smaller and our overall debt-to-equity ratio, adjusted for unsettled purchases and sales, increased slightly to 8.7:1 as of September 30, 2018 from 8.6:1 as of June 30, 2018. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
With Agency RMBS yield spreads remaining near their two-year widest levels in the third quarter, we covered a portion of our TBA short positions. We continue to maintain a smaller short TBA position that we use for hedging purposes, as well as a larger long TBA portfolio held for investment purposes, compared to how we were positioned in previous years. As of September 30, 2018, we had short TBAs of $353.1 million, as compared to $448.6 million as of June 30, 2018 and $713.4 million as of December 31, 2017. Also as of September 30, 2018, we had $129.3 million of long TBAs held for investment purposes, as compared to $153.7 million as of June 30, 2018 and $113.1 million as of December 31, 2017. As a result, our net mortgage assets-to-equity ratio—which we define as the net aggregate market value of our mortgage-backed securities (including the underlying market values of our long and short TBA positions) divided by total shareholders' equity—increased quarter over quarter to 7.9:1 from 7.4:1, and so remains meaningfully higher than as of December 31, 2017, when this ratio was 5.7:1, as well as compared to the quarter-end average over the past three years ended December 31, 2017 of 5.7:1. TBAs are forward-settling Agency RMBS where the mortgage pass-through certificates to be delivered are "To-Be-Announced."
With Agency RMBS prices declining again during the third quarter, our long portfolio had significant realized and unrealized losses. Partially offsetting these losses were significant gains on our interest rate swaps, futures, and TBA short positions as interest rates rose. Specified pools outperformed TBAs in the quarter due to weaker TBA dollar rolls, which also benefited our results. Short positions in TBAs continue to represent a significant portion of our interest rate hedging portfolio.
Average pay-ups on our specified pools decreased slightly to 0.56% as of September 30, 2018, as compared to 0.58% as of June 30, 2018. Pay-ups are price premiums for specified pools relative to their TBA counterparts. Additionally, our GNMA portfolio continued to benefit from declining prepayment speeds, which we largely attributed to recent policy changes.
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
Our non-Agency RMBS performed well during the quarter, driven by strong net interest income and net realized and unrealized gains. Fundamentals underlying non-Agency RMBS continue to remain strong, led by a stable housing market. Our total investment in non-Agency RMBS was relatively unchanged period over period at $12.0 million as of both September 30, 2018 and June 30, 2018. To the extent that more attractive entry points develop in non-Agency RMBS, we may increase our capital allocation to this sector.
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended September 30, 2018, June, 30, 2018, March 31, 2018, and December 31, 2017.

	Three-Month Period Ended
	September 30, 2018	June 30, 2018	March 31, 2018(2)	December 31, 2017(2)
Three-Month Constant Prepayment Rates(1)	8.4%	8.2%	7.0%	7.5%

(1)	Excludes Agency fixed-rate RMBS without any prepayment history.

(2)	Prior period calculation methodology has been conformed to current period calculation methodology.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of September 30, 2018 and June 30, 2018.

		September 30, 2018			June 30, 2018
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	3.00	$31,429	$31,103	34	$33,950	$33,794	30
	3.50	106,246	106,915	30	105,006	106,351	29
	4.00	7,574	7,751	44	8,124	8,354	41
Total 15-year fixed-rate mortgages		145,249	145,769	31	147,080	148,499	30
20-year fixed-rate mortgages	4.00	7,687	7,866	39	8,143	8,421	36
30-year fixed-rate mortgages:
	2.50	875	807	63	884	826	60
	3.00	35,542	34,222	33	34,373	33,433	31
	3.03	444	428	75	448	438	72
	3.25	1,084	1,078	21	1,089	1,094	18
	3.28	224	214	75	367	356	72
	3.50	287,329	284,311	27	352,436	352,655	24
	3.75	3,266	3,264	14	3,282	3,310	11
	4.00	516,291	524,555	23	519,265	532,807	21
	4.50	270,341	280,687	22	253,475	265,372	24
	5.00	99,592	105,253	20	75,145	79,930	23
	5.50	47,694	50,816	9	15,960	17,044	19
	6.00	11,106	11,977	4	6,664	7,218	2
Total 30-year fixed-rate mortgages		1,273,788	1,297,612	23	1,263,388	1,294,483	23
Total fixed-rate Agency RMBS		$1,426,724	$1,451,247	24	$1,418,611	$1,451,403	24
For the three-month period ended September 30, 2018, prices on our Agency RMBS portfolio declined, and we had total net realized and unrealized losses on our Agency RMBS of $(11.5) million, or $(0.90) per share. Our Agency RMBS portfolio turnover was 18% for the quarter, which was slightly higher than the prior quarter. In addition, we had total net realized and unrealized gains of $0.3 million, or $0.02 per share, on our non-Agency RMBS portfolio.
During the three-month period ended September 30, 2018 we continued to hedge interest rate risk, primarily through the use of interest rate swaps and short positions in TBAs, U.S. Treasury securities, and futures. For the quarter, we had total net realized and unrealized gains of $8.8 million, or $0.69 per share, on our interest rate hedging portfolio, as interest rates increased. In our hedging portfolio, the relative proportion (based on 10-year equivalents1) of short positions in TBAs decreased quarter over quarter relative to our other interest rate hedges, as we increased our overall exposure to Agency RMBS. The relative makeup of our interest rate hedging portfolio can change materially from quarter to quarter.
After giving effect to a third quarter dividend of $0.37 per share, our book value per share decreased to $13.40 as of September 30, 2018, from $13.70 as of June 30, 2018, and we had an economic return of 0.5% for the three-month period ended September 30, 2018. Economic return is computed by adding back dividends declared to ending book value per share, and comparing that amount to book value per share as of the beginning of the quarter.
1"10-year equivalents" for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates.

After giving effect to a third quarter dividend of $0.37 per share, our book value per share decreased to $13.40 as of September 30, 2018, from $13.70 as of June 30, 2018, and we had an economic return of 0.5% for the three-month period ended September 30, 2018. Economic return is computed by adding back dividends declared to ending book value per share, and comparing that amount to book value per share as of the beginning of the quarter.
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. As of September 30, 2018 and June 30, 2018, our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 2.0% and 2.3%, respectively. Excluding TBA positions used to hedge our specified pool holdings, our Agency premium as a percentage of fair value was approximately 1.9% and 2.5% as of September 30, 2018 and June 30, 2018, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
We believe that our adaptive and active style of portfolio management is well suited to the current MBS market environment, which continues to be shaped by interest rate risk, prepayment risk, shifting central bank and government policies, regulatory changes, and developing technologies.
Financing
Over the course of the three-month period ended September 30, 2018 our cost of borrowing through repurchase agreements, or "repos," increased as LIBOR increased. Our average borrowing cost of repo for the three-month period ended September 30, 2018 was 2.22%, as compared to 1.96% for the three-month period ended June 30, 2018.
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
Our debt-to-equity ratio was unchanged at 8.8:1 as of September 30, 2018, as compared to June 30, 2018. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 8.7:1 as of September 30, 2018, as compared to 8.6:1 as of June 30, 2018. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
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
We follow the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or to 2017, 2016, or 2015 (its open tax years). In the normal course of business, we may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period, 2017, 2016, and 2015 (our open tax years). We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions; we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in the consolidated financial statements included in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
Investment portfolio
The following tables summarize our securities portfolio as of September 30, 2018 and December 31, 2017:

	September 30, 2018					December 31, 2017
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed-rate mortgages	$145,249	$145,769	$100.36	$151,319	$104.18	$170,998	$176,774	$103.38	$178,551	$104.42
20-year fixed-rate mortgages	7,687	7,866	102.33	8,287	107.81	8,712	9,230	105.95	9,394	107.83
30-year fixed-rate mortgages	1,273,788	1,297,612	101.87	1,335,573	104.85	1,303,584	1,369,589	105.06	1,380,265	105.88
ARMs	18,513	19,051	102.91	19,735	106.60	28,087	29,558	105.24	29,949	106.63
Reverse mortgages	70,938	75,049	105.80	77,510	109.26	64,608	70,617	109.30	70,901	109.74
Total Agency RMBS	1,516,175	1,545,347	101.92	1,592,424	105.03	1,575,989	1,655,768	105.06	1,669,060	105.91
Non-Agency RMBS	14,418	11,952	82.90	9,908	68.72	21,995	18,025	81.95	15,278	69.46
Total RMBS(2)	1,530,593	1,557,299	101.74	1,602,332	104.69	1,597,984	1,673,793	104.74	1,684,338	105.40
Agency IOs	n/a	18,684	n/a	17,601	n/a	n/a	12,205	n/a	13,197	n/a
Total mortgage-backed securities		1,575,983		1,619,933			1,685,998		1,697,535
U.S. Treasury securities sold short	(26,816)	(26,367)	98.33	(26,412)	98.49	(82,492)	(81,289)	98.54	(81,836)	99.20
Reverse repurchase agreements	26,769	26,769	100.00	26,769	100.00	81,461	81,461	100.00	81,461	100.00
Total		$1,576,385		$1,620,290			$1,686,170		$1,697,160

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Excludes Agency IOs.
The vast majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency CMOs. Within this strategy, we generally target Agency RMBS pools that, taking into account their particular composition and based on our prepayment projections, should: (1) generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) have less prepayment sensitivity to government policy shocks and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months when actual prepayment experience can be observed. As of both September 30, 2018 and December 31, 2017, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
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

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of September 30, 2018 and December 31, 2017:

(In thousands)	September 30, 2018	December 31, 2017
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$33	$26
TBA securities sale contracts	1,414	376
Fixed payer interest rate swaps	18,189	7,475
Fixed receiver interest rate swaps	—	563
Swaptions	—	181
Futures	3,413	171
Total financial derivatives–assets, at fair value	23,049	8,792
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(295)	(266)
TBA securities sale contracts	(25)	(469)
Fixed payer interest rate swaps	(13)	(1,128)
Total financial derivatives–liabilities, at fair value	(333)	(1,863)
Total	$22,716	$6,929
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
As of September 30, 2018, as part of our interest rate hedging program, we also held short positions in U.S. Treasury securities, with a total principal amount of $26.8 million and a fair value of $26.4 million. As of December 31, 2017, we also held short positions in U.S. Treasury securities, with a total principal amount of $82.5 million and a fair value of $81.3 million.

The composition and relative mix of our hedging instruments may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of September 30, 2018 and December 31, 2017. We had no other borrowings outstanding.

	September 30, 2018			December 31, 2017
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$346,841	2.21%	15	$410,628	1.41%	15
31-60 days	721,514	2.25	45	906,602	1.46	46
61-90 days	342,650	2.36	77	273,665	1.60	74
91-120 days	89,627	2.30	108	6,311	1.61	120
Total	$1,500,632	2.27%	49	$1,597,206	1.47%	43
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of September 30, 2018 and December 31, 2017, our total debt-to-equity ratio was 8.8:1 and 8.3:1, respectively. Collateral transferred with respect to our outstanding repo borrowings as of September 30, 2018 and December 31, 2017 had an aggregate fair value of $1.6 billion and $1.7 billion, respectively. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 8.7:1 and 8.2:1 as of September 30, 2018 and December 31, 2017, respectively. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets conditions, and the timing of security purchase and sale transactions.
Shareholders' Equity
As of September 30, 2018, our shareholders' equity decreased to $170.2 million from $192.7 million as of December 31, 2017. This decrease principally consisted of net loss of $(1.2) million, dividends declared of $(14.2) million, and common shares repurchased of $(7.3) million. As of September 30, 2018, our book value per share was $13.40, as compared to $14.45 as of December 31, 2017.

Results of Operations for the Three- and Nine-Month Periods Ended September 30, 2018 and 2017
The following table summarizes our results of operations for the three- and nine-month periods ended September 30, 2018 and 2017:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(In thousands except for per share amounts)	2018	2017	2018	2017
Interest Income (Expense)
Interest income	$13,171	$12,867	$40,677	$36,078
Interest expense	(8,519)	(5,719)	(23,434)	(12,917)
Net interest income	4,652	7,148	17,243	23,161
Expenses
Management fees to affiliate	641	741	1,968	1,953
Other operating expenses	691	740	2,307	2,237
Total expenses	1,332	1,481	4,275	4,190
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	(11,038)	4,343	(46,505)	2,782
Net realized and change in net unrealized gains (losses) on financial derivatives	8,664	(3,670)	32,316	(11,757)
Total Other Income (Loss)	(2,374)	673	(14,189)	(8,975)
Net Income (Loss)	$946	$6,340	$(1,221)	$9,996
Net Income (Loss) Per Common Share	$0.07	$0.48	$(0.09)	$0.91
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

The table below reconciles Core Earnings and Adjusted Core Earnings for the three- and nine-month periods ended September 30, 2018 and 2017 to the line, Net Income (Loss), on our Consolidated Statement of Operations, which we believe is the most directly comparable U.S. GAAP measure:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(In thousands except for share amounts)	2018	2017	2018	2017
Net Income (Loss)	$946	$6,340	$(1,221)	$9,996
Less:
Net realized gains (losses) on securities	(8,402)	349	(13,590)	(3,001)
Net realized gains (losses) on financial derivatives, excluding periodic payments(1)	2,777	(3,938)	15,239	(10,462)
Change in net unrealized gains (losses) on securities	(2,636)	3,994	(32,915)	5,783
Change in net unrealized gains (losses) on financial derivatives, excluding accrued periodic payments(2)	5,499	968	16,937	499
Subtotal	(2,762)	1,373	(14,329)	(7,181)
Core Earnings	$3,708	$4,967	$13,108	$17,177
Less: Catch-up Premium Amortization Adjustment	(398)	(667)	(68)	1,644
Adjusted Core Earnings	4,106	5,634	$13,176	$15,533
Weighted Average Shares Outstanding	12,693,989	13,136,106	12,875,884	11,017,363
Core Earnings Per Share	$0.29	$0.38	$1.02	$1.56
Adjusted Core Earnings Per Share	$0.32	$0.43	$1.02	$1.41

(1)
For the three-month period ended September 30, 2018, represents Net realized gains (losses) on financial derivatives of $4.1 million less Net realized gains (losses) on periodic settlements of interest rate swaps of $1.3 million. For the three-month period ended September 30, 2017, represents Net realized gains (losses) on financial derivatives of $(3.0) million less Net realized gains (losses) on periodic settlements of interest rate swaps of $1.0 million. For the nine-month period ended September 30, 2018, represents Net realized gains (losses) on financial derivatives of $16.3 million less Net realized gains (losses) on periodic settlements of interest rate swaps of $1.1 million. For the nine-month period ended September 30, 2017, represents Net realized gains (losses) on financial derivatives of $(10.5) million less Net realized gains (losses) on periodic settlements of interest rate swaps of $7 thousand.

(2)
For the three-month period ended September 30, 2018, represents Change in net unrealized gains (losses) on financial derivatives of $4.6 million less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(0.9) million. For the three-month period ended September 30, 2017, represents Change in net unrealized gains (losses) on financial derivatives of $(0.7) million less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(1.7) million. For the nine-month period ended September 30, 2018, represents Change in net unrealized gains (losses) on financial derivatives of $16.0 million less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(0.9) million For the nine-month period ended September 30, 2017, represents Change in net unrealized gains (losses) on financial derivatives of $(1.3) million less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(1.8) million.

Results of Operations for the Three-Month Periods Ended September 30, 2018 and 2017
Net Income (Loss)
Net income for the three-month period ended September 30, 2018 was $0.9 million as compared to net income of $6.3 million for the three-month period ended September 30, 2017. The period-over-period decrease in our results of operations was principally due to a reversal in Total Other Income (Loss) as well as an increase in interest expense, partially offset by a decrease in Total expenses.
Interest Income
Our portfolio as of both September 30, 2018 and 2017 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $13.1 million and $12.6 million in interest income on these securities for the three-month periods ended September 30, 2018 and 2017, respectively. The period-over-period increase in interest income resulted primarily from higher average yields. Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the three-month periods ended September 30, 2018 and 2017, we had a negative Catch-up Premium Amortization Adjustment of approximately $(0.4) million and $(0.7) million, respectively, which decreased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our overall portfolio was 3.26% and 3.01% for the three-month periods ended September 30, 2018 and 2017, respectively.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended September 30, 2018 and 2017:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended September 30, 2018	$12,715	$1,648,752	3.08%	$406	$10,172	15.98%	$13,121	$1,658,924	3.16%
Three-month period ended September 30, 2017	$12,234	$1,745,537	2.80%	$358	$16,850	8.50%	$12,592	$1,762,387	2.86%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the three-month periods ended September 30, 2018 and 2017, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the three-month period ended September 30, 2018 was $8.5 million, of which $8.4 million represented interest expense on our repo borrowings and approximately $0.1 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the three-month period ended September 30, 2017 was $5.7 million, of which $5.4 million represented interest expense on our repo borrowings and approximately $0.3 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period increase in our total interest expense resulted mainly from higher rates on our repo borrowings stemming from the increase in short-term interest rates. For the three-month period ended September 30, 2018 our average outstanding repo borrowings was $1.51 billion, and we had an average cost of funds on repo borrowings of 2.22%. For the three-month period ended September 30, 2017 our average outstanding repo borrowings was $1.63 billion, and we had an average cost of funds on repo borrowings of 1.31%.
The following table shows information related to our average cost of funds(1) for the three-month periods ended September 30, 2018 and 2017.

	Repurchase Agreements			Interest Rate Swaps(2)		Short U.S. Treasury Securities(2)		Total(2)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense (income) paid or payable	Average Cost of Funds	Interest expense	Average Cost of Funds	Interest and net periodic expense paid or payable	Average Cost of Funds
(In thousands)
Three-month period ended September 30, 2018	$1,506,855	$8,427	2.22%	$(381)	(0.10)%	$86	0.02%	$8,132	2.14%
Three-month period ended September 30, 2017	$1,633,746	$5,382	1.31%	$716	0.17%	$330	0.08%	$6,428	1.56%

(1)	This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.

(2)
As an alternative cost of funds measure, we add to our repo borrowing cost the net periodic amounts paid or payable by us on our interest rate swaps and the interest expense we incur on our short positions in U.S. Treasury securities, and express the total as a percentage of our average outstanding repurchase agreement borrowings.

For the three-month periods ended September 30, 2018 and 2017, average one-month LIBOR was 2.11% and 1.23%, respectively. For the three-month periods ended September 30, 2018 and 2017, average six-month LIBOR was 2.53% and 1.46%, respectively. For the three-month period ended September 30, 2018, the weighted average yield of our portfolio of Agency and non-Agency RMBS was 3.16%, while our total average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 2.14%, resulting in a net interest margin of 1.02%. By comparison, for the three-month period ended September 30, 2017, the weighted average yield of our Agency and non-Agency RMBS was 2.86%, while our average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.56%, resulting in a net interest margin of 1.30%. For the three-month periods ended September 30, 2018 and 2017, excluding the impact of the Catch-up Premium Amortization

Adjustment, the weighted average yield of our portfolio was 3.26% and 3.01%, respectively, and our adjusted net interest margin was 1.12% and 1.45%, respectively.
Management Fees
For the three-month periods ended September 30, 2018 and 2017, our management fee expense was approximately $0.6 million and $0.7 million, respectively. The decrease in management fee period over period was primarily due to a smaller capital base as of September 30, 2018. Management fees are calculated based on our shareholders' equity at the end of each quarter.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. Other operating expenses for both the three-month periods ended September 30, 2018 and 2017 were approximately $0.7 million. Our expense ratio, which represents our annualized management fees and other operating expenses as a percentage of our average shareholders' equity, was 3.0% for both the three-month periods ended September 30, 2018 and 2017. Our expense ratio was essentially unchanged as a result of comparable decreases in both total expenses and average shareholders' equity for the three-month period ended September 30, 2018, as compared to the three-month period ended September 30, 2017.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gain (losses) on securities and financial derivatives. For the three-month period ended September 30, 2018, Other income (loss) was $(2.4) million, consisting of net realized and change in net unrealized losses of $(11.0) million on our securities, primarily our Agency RMBS, partially offset by net realized and change in net unrealized gains of $8.7 million on our financial derivatives. Higher interest rates caused Agency RMBS prices to decline modestly during the quarter ended September 30, 2018, leading to unrealized losses on our portfolio. The net realized and unrealized gains on our financial derivatives included $9.1 million of net realized and unrealized gains primarily from our net TBA short positions, futures, and interest rate swaps, partially offset by net realized and unrealized losses on swaptions. The decline in RMBS prices and the increase in interest rates positively affected the results for our TBA short positions, futures, and interest rate swaps. For the three-month period ended September 30, 2018, as measured by sales and excluding paydowns, we turned over approximately 18% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized losses of $(8.3) million on our Agency RMBS portfolio.
Other income (loss) for the three-month period ended September 30, 2017 was $0.7 million and consisted of net realized and change in net unrealized gains of $4.3 million on our securities, primarily our Agency RMBS, partially offset by net realized and change in net unrealized losses of $(3.7) million on our financial derivatives. The three-month period ended September 30, 2017 included increases in asset valuations, mainly on our Agency RMBS, as prices of fixed-rate Agency RMBS generally increased. Our interest rate hedges, which primarily include interest rate swaps, short positions in TBAs, and U.S. Treasury securities, generated net losses during the three-month period ended September 30, 2017.
Results of Operations for the Nine-Month Periods Ended September 30, 2018 and 2017
Net Income (Loss)
Net loss for the nine-month period ended September 30, 2018 was $(1.2) million, as compared to net income of $10.0 million for the nine-month period ended September 30, 2017. The period-over-period reversal in our results of operations was principally due to an increase in Total Other Loss combined with an increase in interest expense.
Interest Income
Our portfolio as of both September 30, 2018 and 2017 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $39.8 million and $35.4 million in interest income on these securities for the nine-month periods ended September 30, 2018 and 2017, respectively. The period-over-period increase in interest income resulted primarily from higher average holdings. Our average holdings increased following the leveraged deployment, in Agency RMBS, of capital raised through our equity offering and ATM program towards the end of the second quarter of 2017. Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the nine-month period ended September 30, 2018, we had a negative Catch-up Premium Amortization Adjustment of approximately $(68) thousand which decreased our interest income. For the nine-month period ended September 30, 2017 we had a positive Catch-up Premium Amortization Adjustment of approximately $1.6 million, which increased interest income. Excluding the Catch-up Premium Amortization Adjustments, the weighted average yield of our overall portfolio was 3.14% and 3.00% for the nine-month periods ended September 30, 2018 and 2017, respectively.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the nine-month periods ended September 30, 2018 and 2017:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Nine-month period ended September 30, 2018	$38,856	$1,680,426	3.08%	$962	$11,359	11.29%	$39,818	$1,691,785	3.14%
Nine-month period ended September 30, 2017	$34,390	$1,482,809	3.09%	$1,038	$16,350	8.46%	$35,428	$1,499,159	3.15%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the nine-month periods ended September 30, 2018 and 2017, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the nine-month period ended September 30, 2018 was $23.4 million, of which $22.3 million represented interest expense on our repo borrowings and approximately $1.1 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the nine-month period ended September 30, 2017 was $12.9 million, of which $11.8 million represented interest expense on our repo borrowings and approximately $1.1 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period increase in our total interest expense resulted mainly from higher rates on our repo borrowings stemming from the increase in short-term interest rates, as well as an increase in average borrowings as a result of a larger asset base. Our average outstanding repo borrowings for the nine-month period ended September 30, 2018 was $1.54 billion, and we had an average cost of funds on repo borrowings of 1.94%. Our average outstanding repo borrowings for the nine-month period ended September 30, 2017 was $1.39 billion, and we had an average cost of funds on repo borrowings of 1.13%.
The following table shows information related to our average cost of funds(1) for the nine-month periods ended September 30, 2018 and 2017.

	Repurchase Agreements			Interest Rate Swaps(2)		Short U.S. Treasury Securities(2)		Total(2)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Average Cost of Funds	Interest expense	Average Cost of Funds	Interest and net periodic expense paid or payable	Average Cost of Funds
(In thousands)
Nine-month period ended September 30, 2018	$1,541,736	$22,320	1.94%	$(123)	(0.01)%	$1,061	0.09%	$23,258	2.02%
Nine-month period ended September 30, 2017	$1,390,900	$11,797	1.13%	$1,843	0.18%	$1,075	0.10%	$14,715	1.41%

(1)	This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.

(2)
As an alternative cost of funds measure, we add to our repo borrowing cost the net periodic amounts paid or payable by us on our interest rate swaps and the interest expense we incur on our short positions in U.S. Treasury securities, and express the total as a percentage of our average outstanding repurchase agreement borrowings.

For the nine-month periods ended September 30, 2018 and 2017, average one-month LIBOR was 1.91% and 1.04%, respectively. For the nine-month periods ended September 30, 2018 and 2017, average six-month LIBOR was 2.38% and 1.42%, respectively. For the nine-month period ended September 30, 2018, the weighted average yield of our portfolio of Agency and non-Agency RMBS was 3.14%, while our total average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 2.02%, resulting in a net interest margin of 1.12%. By comparison, for the nine-month period ended September 30, 2017, the weighted average yield of our Agency and non-Agency RMBS was 3.15%, while our average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.41%, resulting in a net interest margin of 1.74%. For the nine-month periods ended September 30, 2018 and 2017, excluding the impact of the Catch-up Premium Amortization

Adjustment, the weighted average yield of our portfolio was 3.14% and 3.00%, respectively, and our adjusted net interest margin was 1.12% and 1.59%, respectively.
Management Fees
For both the nine-month periods ended September 30, 2018 and 2017, our management fee expense was approximately $2.0 million. Management fees are calculated based on our shareholders' equity at the end of each quarter.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. Other operating expenses for the nine-month periods ended September 30, 2018 and 2017 were approximately $2.3 million and $2.2 million, respectively. The increase in other operating expenses was primarily the result of an increase in professional fees for the nine-month period ended September 30, 2018, as compared to the nine-month period ended September 30, 2017. Our expense ratio, which represents our annualized management fees and other operating expenses as a percentage of our average shareholders' equity, decreased to 3.2% for the nine-month period ended September 30, 2018, as compared to 3.4% for the nine-month period ended September 30, 2017. The decrease in our expense ratio was due to an increase in our average shareholders' equity for the nine-month period ended September 30, 2018, as compared to the nine-month period ended September 30, 2017.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gain (losses) on securities and financial derivatives. For the nine-month period ended September 30, 2018, Other income (loss) was $(14.2) million, consisting of net realized and change in net unrealized losses of $(46.5) million on our securities, primarily our Agency RMBS, partially offset by net realized and change in net unrealized gains of $32.3 million on our financial derivatives. The increase in interest rates during the nine-month period ended September 30, 2018 led to significant unrealized losses on our securities portfolio. We had net realized and unrealized losses of $(51.2) million on our Agency RMBS, partially offset by net realized and unrealized gains of $4.0 million on our U.S. Treasury securities. The net realized and unrealized gains on our financial derivatives primarily included $29.0 million of net realized and unrealized gains from our net TBA short positions and interest rate swaps. The decline in RMBS prices and the increase in interest rates positively affected the results for our TBA short positions and interest rate swaps. For the nine-month period ended September 30, 2018, as measured by sales and excluding paydowns, we turned over approximately 50% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized losses of $(19.5) million on our Agency RMBS portfolio.
Other income (loss) for the nine-month period ended September 30, 2017 was $(9.0) million and consisted of net realized and change in net unrealized losses of $(11.8) million on our financial derivatives partially offset by net realized and change in net unrealized gains of $2.8 million on our securities, primarily our Agency RMBS. During the nine-month period ended September 30, 2017, short-term interest rates rose, longer-term interest rates fluctuated but decreased somewhat overall, and Agency RMBS yield spreads widened in the first two quarters, based on market concerns around the eventual tapering of Agency RMBS purchases by the Federal Reserve, but tightened significantly in the third quarter. The modest gains in our Agency RMBS portfolio reflected the net effect of all these movements. We had net losses on our interest rate hedges as longer-term interest rates decreased over the period, and as fluctuations in interest rates throughout the year led to "delta-hedging" losses, as we actively adjusted our hedging portfolio following significant interest rate movements. Firm dollar roll prices led to net losses on our TBA hedges. Because we use short TBAs as a major component of our interest rate hedging portfolio, the relative underperformance of specified pools in comparison to TBAs also dampened our overall results for the period. For the nine-month period ended September 30, 2017, as measured by sales and excluding paydowns, we turned over approximately 86% of our Agency RMBS portfolio and, as a result, we generated net realized losses of $(3.1) million on our Agency RMBS portfolio.
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
As of September 30, 2018 and December 31, 2017, we had $1.5 billion and $1.6 billion outstanding under our repurchase agreements, respectively. As of September 30, 2018, our outstanding repurchase agreements were with 12 counterparties.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of September 30, 2018 and December 31, 2017, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 5.0% and 4.9%, respectively.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
September 30, 2018	$1,500,632	$1,506,855	$1,515,617
June 30, 2018	1,537,216	1,530,734	1,537,216
March 31, 2018	1,589,319	1,588,515	1,590,790
December 31, 2017	1,597,206	1,614,096	1,643,683
September 30, 2017	1,642,313	1,633,746	1,650,729
June 30, 2017(1)	1,628,450	1,339,806	1,628,450
March 31, 2017	1,178,285	1,194,321	1,199,860
December 31, 2016	1,197,973	1,170,091	1,197,973
September 30, 2016	1,158,962	1,138,439	1,158,962
June 30, 2016	1,205,987	1,132,184	1,205,987
March 31, 2016	1,133,841	1,142,501	1,175,531
December 31, 2015	1,222,719	1,228,964	1,286,274

(1)
For the quarter ended June 30, 2017 the significant increase between average borrowings outstanding and total borrowings as of June 30, 2017 was the result of our deployment of the proceeds from our follow-on offering of common shares during the quarter. Based on our higher equity base, we increased our repo borrowings so as to maintain our desired debt-to-equity ratio.

As of September 30, 2018 we had an aggregate amount at risk under our repurchase agreements with 12 counterparties of $79.5 million. As of December 31, 2017 we had an aggregate amount at risk under our repurchase agreements with 15 counterparties of $84.1 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. If the amounts outstanding under repurchase agreements with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk under our repurchase agreements as of September 30, 2018 and December 31, 2017 does not include $0.9 million and $2.2 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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

As of September 30, 2018, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with four counterparties of approximately $14.3 million. We also had $10.9 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2017, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with five counterparties of approximately $11.9 million. We also had $8.3 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of September 30, 2018, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with 10 counterparties of approximately $1.9 million. As of December 31, 2017, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with 12 counterparties of approximately $3.5 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $41.0 million and $56.1 million as of September 30, 2018 and December 31, 2017, respectively.
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
Nine-Month Period Ended September 30, 2018

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.37	$4,746	March 7, 2018	March 29, 2018	April 25, 2018
Second Quarter	0.37	4,703	June 13, 2018	June 29, 2018	July 25, 2018
Third Quarter	0.37	4,700	September 12, 2018	September 28, 2018	October 25, 2018
Nine-Month Period Ended September 30, 2017

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.40	$3,652	March 6, 2017	March 31, 2017	April 25, 2017
Second Quarter	0.40	4,947	June 13, 2017	June 30, 2017	July 25, 2017
Third Quarter	0.40	5,334	September 12, 2017	September 29, 2017	October 25, 2017
For the nine-month period ended September 30, 2018, our operating activities provided net cash of $22.2 million and our investing activities provided net cash of $87.6 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) used net cash of $103.2 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $6.5 million. We used $14.4 million to pay dividends and $7.3 million to repurchase common shares. As a result of these activities, there was a decrease in our cash holdings of $15.1 million, from $56.1 million as of December 31, 2017 to $41.0 million as of September 30, 2018.
For the nine-month period ended September 30, 2017, our operating activities provided net cash of $25.3 million and our investing activities used net cash of $526.6 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) provided net cash of $471.5 million. Thus our operating and investing activities, when combined with our net repo financing activities, used net cash of $29.8 million. We received net proceeds from the issuance of common shares of $59.1 million, after underwriters' discounts and third party agent commissions. We used $12.3 million to pay dividends and $0.3 million to pay offering costs. As a result of these activities, there was an increase in our cash holdings of $16.8 million from $33.5 million as of December 31, 2016 to $50.3 million as of September 30, 2017.
On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. This program superseded the program that was previously adopted on February 6, 2018. For the nine-month period ended September 30, 2018, we repurchased 649,887 common shares at an average price per share of $11.16 and a total cost of $7.3 million. Under the current repurchase program adopted on June 13, 2018, we have repurchased 115,357 shares through November 2, 2018 for an aggregate cost of $1.2 million.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both September 30, 2018 and December 31, 2017, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of September 30, 2018 we had $1.5 billion of outstanding borrowings with 12 counterparties.
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of September 30, 2018, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, excluding TBAs	$27,534	16.17%	$47,603	27.97%	$(34,999)	(20.56)%	$(77,462)	(45.50)%
TBAs	(5,626)	(3.30)%	(10,417)	(6.12)%	6,462	3.80%	13,759	8.08%
Non-Agency RMBS	280	0.16%	567	0.33%	(274)	(0.16)%	(541)	(0.32)%
U.S. Treasury Securities, Interest Rate Swaps, Swaptions, and Futures	(23,517)	(13.81)%	(47,924)	(28.15)%	22,626	13.29%	44,360	26.06%
Repurchase and Reverse Repurchase Agreements	(1,054)	(0.62)%	(2,109)	(1.24)%	1,054	0.62%	2,109	1.24%
Total	$(2,383)	(1.40)%	$(12,280)	(7.21)%	$(5,131)	(3.01)%	$(17,775)	(10.44)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our

September 30, 2018 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "—Special Note Regarding Forward-Looking Statements."
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange

Act) as of September 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On September 12, 2018, we issued 3,286 restricted common shares to each of Robert B. Allardice, III, David Miller, Thomas Robards, and Ronald I. Simon, Ph.D., as compensation for serving as trustees. These restricted share grants were made pursuant to our 2013 Equity Incentive Plan and such grants were exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(a)(2) of the Securities Act.
Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet be Purchased Under the Plans or Programs

July 1, 2018 – July 31, 2018	21,720	$10.82	21,720	1,178,280
August 1, 2018 – August 31, 2018	—	—	—	1,178,280
September 1, 2018 – September 30, 2018	—	—	—	1,178,280
Total	21,720	$10.82	21,720	1,178,280
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

101
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the nine-month period ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	November 7, 2018	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	November 7, 2018	By:	/s/ CHRISTOPHER SMERNOFF
Christopher Smernoff Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the nine-month period ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.