Form 10-K
period 2018-12-31
Ellington Residential Mortgage REIT
filed 2019-03-08
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 29, 2018, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common shares held by non-affiliates was $103,318,920 based on the closing price as reported by the New York Stock Exchange on that date.
Number of the Registrant's common shares outstanding as of March 7, 2019: 12,467,103
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement with respect to its 2019 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III hereof as noted therein.

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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; our use of and dependence on leverage; future changes with respect to the Federal National Mortgage Association, or "Fannie Mae," and Federal Home Loan Mortgage Corporation, or "Freddie Mac," and related events, including the lack of certainty as to the future roles of these entities and the U.S. Government in the mortgage market and changes to legislation and regulations affecting these entities; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities we own and intend to acquire; changes in rates of default and/or recovery rates on our non-Agency assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; our ability to maintain our qualification as a real estate investment trust, or "REIT"; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of this Annual Report on Form 10-K, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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

We were formed through an initial strategic venture among affiliates of Ellington, an investment management firm and registered investment adviser with a 24-year history of investing in a broad spectrum of mortgage-backed securities, or "MBS," and related derivatives, and the Blackstone Funds. As of December 31, 2018, the Blackstone Funds owned approximately 25% of our outstanding common shares. We have elected to be taxed as a real estate investment trust, or "REIT," for U.S. federal income tax purposes. We intend to maintain our exclusion from registration under the Investment Company Act.
Our Manager and Ellington
We are externally managed and advised by our Manager, an affiliate of Ellington, pursuant to a management agreement. Our Manager was formed solely to serve as our manager and does not have any other clients. In addition, our Manager does not have any employees of its own and instead relies on the employees of Ellington to perform its obligations to us.
The members of our management team are Michael Vranos, founder and Chief Executive Officer of Ellington, who serves as our Co-Chief Investment Officer and as a member of our Board of Trustees; Laurence Penn, Vice Chairman and Chief Operating Officer of Ellington, who serves as our President and Chief Executive Officer and as a member of our Board of Trustees; Mark Tecotzky, a Managing Director of Ellington, who serves as our Co-Chief Investment Officer; Christopher Smernoff, who serves as our Chief Financial Officer; JR Herlihy, a Director of Ellington, who serves as our Chief Operating Officer; Daniel Margolis, General Counsel of Ellington, who serves as our General Counsel; Vincent Ambrico, who serves as our Controller; and Jason Frank, Associate General Counsel of Ellington, who serves as our Secretary. Each of these individuals is an officer of our Manager.
Our Manager is responsible for administering our business activities and day-to-day operations and, pursuant to a services agreement between our Manager and Ellington, relies on the resources of Ellington to support our operations. Ellington has well-established portfolio management resources for each of our targeted asset classes and an established infrastructure supporting those resources. Through our relationship with our Manager, we benefit from Ellington's highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community, financial and capital structuring skills, investment surveillance capabilities, and operational expertise. Ellington's analytic approach to the investment process involves collection of substantial amounts of data regarding historical performance of RMBS collateral and RMBS market transactions. Ellington analyzes this data to identify possible relationships and trends and develops financial models used to support our investment and risk management process. In addition, throughout Ellington's 24-year history of investing in RMBS and related derivatives, it has developed strong relationships with a wide range of dealers and other market participants that provide Ellington access to a broad range of trading opportunities and market information. As a result, Ellington provides us with access to a wide variety of asset acquisition and disposition opportunities and information that assist us in making asset management decisions across our targeted asset classes, which we believe provides us with a significant competitive advantage. We also benefit from Ellington's finance, accounting, operational, legal, compliance, and administrative functions.
As of December 31, 2018, Ellington employed over 150 employees and had assets under management of approximately $7.6 billion, of which (i) approximately $5.8 billion consisted of our company, as well as Ellington Financial Inc., a real estate investment trust listed on the New York Stock Exchange, or "NYSE," under the ticker "EFC," and various hedge funds and other alternative investment vehicles that employ financial leverage, and (ii) approximately $1.8 billion consisted of accounts that do not employ financial leverage. The $7.6 billion and $5.8 billion in assets under management include approximately $1.1 billion in Ellington-managed CLOs. For these purposes, the Ellington-managed CLO figure represents the aggregate outstanding balance of CLO notes and market value of CLO equity, excluding any notes and equity held by other Ellington-managed funds and accounts.
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
Our strategy is adaptable to changing market environments, subject to compliance with the income and other tests that will allow us to maintain our qualification as a REIT for U.S. federal income tax purposes and to maintain our exclusion from registration as an investment company under the Investment Company Act. As a result, although we intend to focus on the acquisition and management primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS, residential mortgage loans, MSRs and CRTs, our acquisition and management decisions will depend on prevailing market conditions and our targeted asset classes may vary over time in response to market conditions. To the extent that we acquire MSRs or engage in other strategies including certain relative value trading strategies, it may be necessary to conduct such activities through a taxable REIT subsidiary, or "TRS." The income from any such activities conducted through a domestic TRS will be subject to U.S. federal corporate income tax. Our Manager is authorized to follow very broad investment guidelines and, as a result, we cannot predict our portfolio composition. We may change our strategy and policies without a vote of our shareholders. Moreover, although our independent trustees may periodically review our investment guidelines and our portfolio, they generally do not review our proposed asset acquisitions or asset management decisions.
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
Ellington's continued emphasis on and development of proprietary RMBS, interest rate, prepayment, and credit models, as well as other proprietary research and analytics, underscores the importance it places on a disciplined and analytical approach to fixed income investing, especially in RMBS. Our Manager uses Ellington's proprietary models to identify attractive assets, value these assets, monitor and forecast the performance of these assets, and (subject to maintaining our qualification as a REIT) opportunistically hedge our interest rate risk, hedge our prepayment risk, and hedge our credit risk. We leverage these skills and resources for purposes of attaining our objectives.
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
We engage in TBA transactions for purposes of managing interest rate risk associated with our liabilities under repurchase agreements, which we sometimes refer to herein as "repos." For tax purposes, we generally treat such TBA purchases and sales as hedging transactions that hedge indebtedness incurred to acquire or carry real estate assets, or "qualifying liability hedges." Alternatively, we may opportunistically engage in TBA transactions because we find them attractive in their own right, from a relative value perspective or otherwise. For accounting purposes, in accordance with generally accepted accounting principles in the United States of America, or "U.S. GAAP," we treat TBAs as derivative transactions.

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
Other Assets
We also may from time to time opportunistically acquire other mortgage- and real estate-related assets that may include, among others, residential mortgage loans, MSRs and CRTs.
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
We also utilize TBAs for interest rate hedging purposes. Pursuant to a TBA transaction, we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date.
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
Our Financing Strategies and Use of Leverage
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. As of December 31, 2018, all of our debt financings consisted of repos. In a repo, we sell an asset to a counterparty at a discounted value, or the loan amount, and simultaneously agree to repurchase the same asset from such counterparty at a future date at a price equal to the loan amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repos are accounted for as collateralized borrowings. During the term of a repo, we generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our repos are often used to purchase the asset subject to the transaction, our financing arrangements do not restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our repo arrangements are typically documented under the standard form master repurchase agreement of the Securities Industry and Financial Markets Association, with the ability for both parties to request margin (i.e., to demand that the other party post additional collateral or repay a portion of the funds advanced) should the value of the underlying assets and posted collateral change. As the value of our collateral fluctuates, we and our repo counterparties are required to post additional margin collateral to each other from time to time as part of the normal course of our business. Our repo financing counterparties generally have the right, to varying degrees, to determine the value of the underlying collateral for margining purposes, subject to the terms and conditions of our agreement with the counterparty, including in certain cases our right to dispute the counterparty's valuation determination. As of December 31, 2018, we had approximately $1.5 billion outstanding under repos with twelve counterparties, and given that we had approximately $153.8 million of shareholders' equity as of December 31, 2018, our debt-to-equity ratio was 9.6 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings.

We may utilize other types of borrowings in the future, including term facilities or other more complex financing structures. We also may raise capital by issuing debt, preferred or common shares, or depositary shares.
Our use of leverage, especially in order to increase the amount of assets supported by our capital base, may have the effect of increasing losses when these assets underperform. Our investment policies require no minimum or maximum leverage, and our Manager's investment and risk management committee has the discretion, without the need for further approval by our Board of Trustees, to change both our overall leverage and the leverage used for individual asset classes. Because our strategy is flexible, dynamic, and opportunistic, our overall leverage will vary over time. As a result, we do not have a targeted debt-to-equity ratio.
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
Term and Termination
The current term of the management agreement will expire in September 2019 and will be automatically renewed for a one-year term on such date and on each anniversary of such date thereafter unless terminated as described below.
Either we or our Manager may elect not to renew the management agreement upon expiration of any renewal term by providing written notice of non-renewal at least 180 days, but not more than 270 days, before expiration. In the event we elect not to renew the term, we will be required to pay our Manager a termination fee equal to 5% of our Shareholders' Equity as of the end of the month preceding the date of the notice of termination or non-renewal of the management agreement. No termination fee will be due to the Manager if the Manager decides not to renew the management agreement.
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
Conflicts of Interest; Equitable Allocation of Opportunities
Ellington manages various other clients that have strategies that are similar to, or overlap with, our strategy, including Ellington Financial Inc., a real estate investment trust listed on the NYSE. As of December 31, 2018, Ellington managed various funds, accounts, and other vehicles that have strategies that are similar to, or that overlap with, our strategy, that had approximately $5.5 billion of total assets under management, excluding our assets but including $1.8 billion of accounts that do not employ financial leverage. Ellington makes available to our Manager all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington's written investment allocation policy, subject to the exception that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington's other accounts in all such opportunities. Ellington's investment and risk management committee and its compliance committee (headed by its Chief Compliance Officer) are responsible for monitoring the administration of, and facilitating compliance with, Ellington's investment allocation procedures and policies.
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

•
Investment in Other Ellington Accounts—pursuant to our management agreement, if we invest in any other investment fund or other investment for which Ellington or one of its affiliates receives management, origination, or structuring fees, then, unless agreed otherwise by a majority of the Company's independent trustees, the management fee payable by us to our Manager will be reduced by an amount equal to the applicable portion (as described in the management agreement) of any such management, origination, or structuring fees.

•
Split Price Executions—pursuant to our management agreement, our Manager is authorized to combine purchase or sale orders on our behalf together with orders for other accounts managed by Ellington, our Manager or their affiliates and allocate the securities or other assets so purchased or sold, on an average price basis or other fair and consistent basis, among such accounts.

To date, we have not entered into any cross transactions with other Ellington-managed accounts or principal transactions with Ellington, or invested in other Ellington accounts.
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
Competition
In acquiring our assets, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, and other entities. Many of our competitors are significantly larger than us, have greater access to capital and other resources, and may have other advantages over us. Our competitors may include other investment vehicles managed by Ellington or its affiliates, including Ellington Financial Inc. In addition to existing companies, other companies may be organized for similar purposes in the future, including companies focused on purchasing mortgage assets. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the market price of our common shares. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common shares. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets, or pay higher prices, than we can.
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

•
it is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities and does own or proposes to acquire "investment securities" having a value exceeding 40% of the value of its total assets (excluding U.S. government securities and cash) on an unconsolidated basis, or "the 40% Test" (Section 3(a)(1)

(C)). "Investment securities" excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company for private funds under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
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
Staffing

We currently do not have any employees. All of our executive officers, and our partially dedicated personnel, which include our Chief Financial Officer, Chief Operating Officer, controller, accounting staff, in-house legal counsel, and internal audit staff, are employees of Ellington or one or more of its affiliates. See "—Management Agreement" above.
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
Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury noted that the guarantee structure of Fannie Mae and Freddie Mac required examination and that changes in the structures of the entities were necessary to reduce risk to the financial system. The future roles of Fannie Mae and Freddie Mac could be significantly reduced, and the nature of their guarantees could be considerably limited relative to historical measurements or even eliminated. The substantial financial assistance provided by the U.S. Government to Fannie Mae and Freddie Mac, especially in the course of their being placed into conservatorship and thereafter, together with the substantial financial assistance provided by the U.S. Government to the mortgage-related operations of other GSEs and government agencies, such as the FHA, VA, and Ginnie Mae, has stirred debate among many federal policymakers over the continued role of the U.S. Government in providing such financial support for the mortgage-related GSEs in particular, and for the mortgage and housing markets in general. Recent media reports have indicated that the Trump administration is supportive of ending the conservatorship of Fannie Mae and Freddie Mac. However, no definitive proposals or legislation have been released or enacted with respect to ending the conservatorship, unwinding the GSEs or a material reduction in the roles of the GSEs in the U.S.

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
In addition, we rely on our Agency RMBS as collateral for our financings under the repos that we enter into. Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on our Agency RMBS on acceptable terms or at all, or to maintain compliance with the terms of any financing transactions
Interest rate mismatches between our assets and our borrowings may reduce our income during periods of changing interest rates, and increases in interest rates could adversely affect the value of our assets.
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
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. The U.S. Federal Reserve, or the "Federal Reserve," has been increasing the target range for the federal funds rate since December 2015, and further interest rate increases may occur in the near future.
While we opportunistically hedge our exposure to changes in interest rates, such hedging may be limited by our intention to remain qualified as a REIT, and we can provide no assurance that our hedges will be successful, or that we will be able to enter into or maintain such hedges. As a result, interest rate fluctuations can cause significant losses, reductions in income, and can limit the cash available to pay dividends to our shareholders.
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
Since December 2013, the Federal Reserve announced and completed eight incremental reductions in its purchases of Agency RMBS and U.S. Treasury securities under its accommodative monetary policies, and concluded its QE3 asset buying program at the end of October 2014. The Federal Reserve continued to reinvest principal payments from its U.S. Treasury security and Agency RMBS holdings, but in October 2017 it initiated its balance sheet normalization program, whereby it began tapering asset purchases of both U.S. Treasury securities and Agency RMBS. The amount of tapering of reinvestments increased each quarter thereafter, according to a pre-determined schedule, and the tapering reached its scheduled cap in October 2018. At the January 2019 meeting of the Federal Open Market Committee ("January 2019 FOMC Meeting"), however, the committee indicated that it might alter the pace of the tapering going forward "if future economic conditions were to warrant" such a change. In addition, while the Federal Reserve left interest rates unchanged at the January 2019 FOMC Meeting, it had previously been increasing the target range for the federal funds rate since December 2015, and further interest rate increases may occur in the near future. See "—Increases in interest rates could adversely affect the value of our assets and cause our interest expense to increase, and increase the risk of default on our assets which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to shareholders." Should the U.S. economy begin to deteriorate, the Federal Reserve could decide to reinstate its asset purchase program or institute other measures designed to reduce interest rates. These measures could impact the shape of the yield curve, lead to increased prepayment rates (resulting from lower long-term interest rates, including mortgage rates), and a narrowing of our net interest margin.
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
The U.S. Government, through the U.S. Treasury, FHA, and the Federal Deposit Insurance Corporation, or "FDIC," has in the past, and may in the future, implement programs designed to provide homeowners with assistance in avoiding mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.
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
The U.S. Congress and various state and local legislatures may pass mortgage-related legislation that would affect our business, including legislation that would permit limited assignee liability for certain violations in the mortgage loan origination process, and legislation that would allow judicial modification of loan principal in the event of personal bankruptcy. We cannot predict whether or in what form Congress or the various state and local legislatures may enact legislation affecting our business or whether any such legislation will require us to change our practices or make changes in our portfolio in the future. These changes, if required, could materially adversely affect our business, results of operations and financial condition, and our ability to pay dividends to our shareholders, particularly if we make such changes in response to new or amended laws, regulations or ordinances in any state where we acquire a significant portion of our mortgage loans, or if such changes result in us being held responsible for any violations in the mortgage loan origination process.
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
Difficult conditions in the mortgage and residential real estate markets as well as general market concerns may adversely affect the value of the assets in which we invest.
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
Non-Agency RMBS are subject to many of the risks of the respective underlying mortgage loans. A residential mortgage loan is typically secured by single-family residential property and is subject to risks of delinquency and foreclosure and risk of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, unemployment, acts of God, terrorism, social unrest, and civil disturbances, may impair borrowers' abilities to repay their mortgage loans. In periods following home price declines, "strategic defaults" (decisions by borrowers to default on their mortgage loans despite having the ability to pay) also may become more prevalent. In addition, the Tax Cuts and Jobs Act, or “TCJA,” reduced the mortgage interest deduction limit, eliminated the deduction for interest with respect to home equity indebtedness, with certain exceptions, and limited the state and local income and property tax deduction. These changes could reduce home affordability and adversely impact housing prices in certain regions, which could lead to an increase in defaults on the mortgage loans underlying many of our investments.
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
We own assets secured by real estate and may own real estate directly in the future, either through direct acquisitions or upon a default of mortgage loans. Real estate assets are subject to various risks, including:

•	declines in the value of real estate;

•	acts of God, including earthquakes, floods, wildfires, hurricanes, mudslides, volcanic eruptions and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and market conditions;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and zoning ordinances;

•	costs of remediation and liabilities associated with environmental conditions such as indoor mold;

•	potential liabilities for other legal actions related to property ownership including tort claims; and

•	the potential for uninsured or under-insured property losses.
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
Through the use of leverage, we may acquire positions with market exposure significantly greater than the amount of capital committed to the transaction. For example, by entering into repurchase agreements with advance rates, or haircut levels (a haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized), of 5%, we could theoretically leverage capital allocated to Agency RMBS by an asset-to-equity ratio of as much as 20 to 1. There is no specific limit on the amount of leverage that we may use. Leverage can enhance our potential returns but can also exacerbate losses. Even if an asset increases in value, if the asset fails to earn a return that equals or exceeds our cost of borrowing, the leverage will diminish our returns.
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
Our repurchase agreements and our derivative contracts allow, to varying degrees, our lenders and derivative counterparties (including clearinghouses) to determine an updated market value of our collateral and derivative contracts to reflect current market conditions. If the market value of our collateral or our derivative contracts with a particular lender or derivative counterparty declines in value, we generally will be required by the lender or derivative counterparty to provide additional collateral or repay a portion of the funds advanced on minimal notice, which is known as a margin call. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets. Additionally, in order to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations and financial condition, and may impair our ability to pay dividends to our shareholders. We receive margin calls from our lenders and derivative counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. In the event we default on our obligation to satisfy these margin calls, our lenders or derivative counterparties can accelerate our indebtedness, terminate our derivative contracts (potentially on unfavorable terms requiring additional payments, including additional fees and costs), increase our borrowing rates, liquidate our collateral and terminate our ability to borrow. In certain cases, a default on one repurchase agreement or derivative contract (whether caused by a failure to satisfy margin calls or another event of default) can trigger "cross defaults" on other such agreements. A significant increase in margin calls could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders, and could increase our risk of insolvency.
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
In addition, some portion of our hedges are cleared through a central counterparty clearinghouse, or “CCP," which we access through a futures commission merchant, or “FCM.”  If an FCM that holds our cleared derivatives account were to become insolvent, the CCP will make an effort to move our futures positions to an alternate FCM, though it is possible that such transfer would fail, which would result in a total cancellation of our positions in the account; in such a case, if we wished to reinstate such hedging positions, we would have to re-initiate such positions with an alternate FCM.  In the event of the insolvency of an FCM that holds our cleared over-the-counter derivatives, the rules of the CCP require that its direct members submit bids to take over the portfolio of the FCM, and would further require the CCP to move our existing positions and related margin to an alternate FCM. If this were to occur, we believe that our risk of loss would be limited to the excess equity in the account at the insolvent FCM due to the “legal segregation/operationally commingled” treatment of client assets under the rules governing FCMs in respect of cleared over-the-counter derivatives. In addition, in the case of both futures and cleared over-the-counter derivatives, there could be knock-on effects of our FCM’s insolvency, such as the failure of co-customers of the FCM or other FCMs of the same CCP.  In such cases, there could be a shortfall in the funds available to the CCP due to such additional insolvencies and/or exhaustion of the CCP’s guaranty fund that could lead to total loss of our positions in the FCM account.  Finally, we face a risk of loss (including total cancellation) of positions in the account in the event of fraud by our FCM or other FCMs of the CCP, where ordinary course remedies would not apply.
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
The rules primarily impacted our trading of these instruments in two ways. First, beginning on June 10, 2013, certain newly executed swaps, including many interest rate swaps, became subject to mandatory clearing through a CCP. It is the intent of the Dodd-Frank Act that, by mandating the clearing of swaps in this manner, swap counterparty risk would not become overly concentrated in any single entity, but rather would be spread and centralized among the CCP and its members. We are not a direct member of any CCP, so we must access the CCPs through a FCM, which acts as intermediary between us and the CCP with respect to all facets of the transaction, including the posting and receipt of required collateral. If we lost access to our FCMs or CCPs, we could potentially be unable to use interest rate swaps and credit default swaps to hedge our risks.
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
We may invest in credit risk transfer securities, or “CRTs.” CRTs are designed to transfer a portion of the mortgage credit risk on a pool of insured or guaranteed mortgage loans from the insurer or guarantor of such loans to CRT investors. In a CRT transaction, interest and/or principal of the CRT is written off following certain credit events, such as delinquencies, defaults, and/or realized losses, on the underlying mortgage pool. To date, the vast majority of CRTs consist of risk sharing transactions issued by the GSEs, namely Fannie Mae's Connecticut Avenue Securities program, or “CAS,” and Freddie Mac's Structured Agency Credit Risk program, or “STACR.” These securities have historically been structured as unsecured debt of the related GSE, but where the principal payments and principal write-offs are determined by the prepayments, delinquencies, and/or realized losses on a reference pool of mortgage loans guaranteed by such GSE. However, in 2018 Fannie Mae's CAS program began structuring some of its offerings as real estate mortgage investment conduit, or "REMIC," securities. It is anticipated that in the future Fannie Mae and Freddie Mac will issue CRTs with a variety of other structures.
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
Ellington has sponsored and/or currently manages accounts with a focus that overlaps with our investment focus, and expects to continue to do so in the future. Ellington is not restricted in any way from sponsoring or accepting capital from new accounts, even for investing in asset classes or strategies that are similar to, or overlapping with, our asset classes or strategies. Therefore, we compete for access to the benefits that our relationship with our Manager and Ellington provides us. For the same reasons, the personnel of Ellington and our Manager may be unable to dedicate a substantial portion of their time to managing our assets.
We compete with other Ellington accounts for opportunities to acquire assets, which are allocated in accordance with Ellington's investment allocation policies.
Many, if not most, of our targeted assets are also targeted assets of other Ellington accounts, and Ellington has no duty to allocate such opportunities in a manner that preferentially favors us. Ellington makes available to us all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington's written investment allocation policy, it being understood that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington's other accounts in all such opportunities.
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
The Blackstone Funds own a significant portion of our common shares, and one of our trustees is also an affiliate of Blackstone, while another of our trustees serves on other boards of companies that are affiliates of Blackstone. As a result, Blackstone may have influence over our ability to enter into any corporate transaction that requires the approval of shareholders regardless of whether shareholders believe that any such transactions are in their best interests. Similarly, Blackstone may have influence over transactions that we engage in, including transactions which require the approval of our trustees. Such items may include decisions related to future capital raises, investment strategy, dividend declarations, financing decisions and decisions regarding our Manager. Blackstone is also in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Blackstone may also pursue acquisition opportunities that are complementary to our business, and, as a result, those acquisition opportunities may not be available to us. As long as funds controlled by or associated with Blackstone continue to own a significant amount of our outstanding common shares, or Blackstone affiliates continue to serve as our trustees, Blackstone may continue to be able to influence our decisions.
There are conflicts of interest in our relationships with our Manager and Ellington, which could result in decisions that are not in the best interests of our shareholders.
We are subject to conflicts of interest arising out of our relationship with Ellington and our Manager. Currently, all of our executive officers, and two of our trustees, are employees of Ellington or one or more of its affiliates. As a result, our Manager and our officers may have conflicts between their duties to us and their duties to, and interests in, Ellington or our Manager. For example, Mr. Penn, our President and Chief Executive Officer and one of our trustees, also serves as the President and Chief Executive Officer of, and as a member of the Board of Directors of, Ellington Financial Inc., and Vice Chairman and Chief Operating Officer of Ellington, Mr. Smernoff, our Chief Financial Officer, also serves as the Chief Accounting Officer of Ellington Financial Inc., Mr. Herlihy, our Chief Operating Officer, also serves as the Chief Financial Officer of Ellington Financial Inc., and a Director of Ellington, Mr. Tecotzky, our Co-Chief Investment Officer, also serves as the Co-Chief Investment Officer of Ellington Financial Inc., and a Managing Director of Ellington, and Mr. Vranos, our Co-Chief Investment Officer and one of our trustees, also serves as the Co-Chief Investment Officer of Ellington Financial Inc., and Chairman of Ellington.
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
Termination of our management agreement without cause, including termination for poor performance or non-renewal, is subject to several conditions which may make such a termination difficult and costly. The management agreement has a current term that expires on September 24, 2019, and will be automatically renewed for successive one-year terms thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. The management agreement provides that it may be terminated by us based on performance upon the affirmative vote of at least two-thirds of our independent trustees, or by a vote of the holders of at least a majority of our outstanding common shares, based either upon unsatisfactory performance by our Manager that is materially detrimental to us or upon a determination by the Board of Trustees that the management fee payable to our Manager is not fair, subject to our Manager's right to prevent such a termination by accepting a mutually acceptable reduction of management fees. In the event we terminate the management agreement as discussed above or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to 5% of our shareholders' equity as of the month-end preceding the date of the notice of termination or non-renewal. These provisions will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.
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

•	increases in market interest rates that lead purchasers of our common shares to demand a higher yield;

•	repurchases and issuances by us of our common shares;

•	passage of legislation, changes in applicable law, court rulings, enforcement actions or other regulatory developments that adversely affect us or our industry;

•	changes in government policies or changes in timing of implementation of government policies, including with respect to Fannie Mae, Freddie Mac, and Ginnie Mae;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by shareholders;

•	speculation in the press or investment community;

•	general market and economic conditions;

•	our inclusion in, or exclusion from, various stock indices;

•	our operating performance and the performance of other similar companies;

•	changes in accounting principles; and

•	the disposition by the Blackstone Funds of all or any portion of our common shares held by them in accordance with and subject to applicable securities laws.
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
In particular, we must ensure that at the end of each calendar quarter, we satisfy the REIT 75% asset test, which requires that at least 75% of the value of our total assets consist of cash, cash items, government securities and qualified REIT real estate assets, including RMBS. The remainder of our investment in securities (other than government securities and qualified REIT real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, TRS securities and qualified REIT real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. Generally, if we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and becoming subject to U.S. federal income tax and any applicable state and local taxes on all of our income.
In addition, we must also ensure that each taxable year we satisfy the REIT 75% and 95% gross income tests, which require that, in general, 75% of our gross income come from certain real estate-related sources and 95% of our gross income consist of gross income that qualifies for the 75% gross income test or certain other passive income sources. As a result of the requirement that we satisfy both the REIT 75% asset test and the REIT 75% and 95% gross income tests, we may be required to liquidate from our portfolio otherwise attractive investments or contribute such investments to a TRS, in which event they will be subject to regular corporate U.S. federal, state and local taxes assuming that the TRS is organized in the United States. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.
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
Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, any domestic TRSs we form will be subject to regular corporate U.S. federal, state and local taxes. Any of these taxes would decrease cash available for distributions to shareholders.
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
Uncertainty exists with respect to the treatment of our TBAs for purposes of the REIT asset and income tests.
We purchase and sell Agency RMBS through TBAs and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise, and may continue to do so in the future. While there is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the REIT 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property or other qualifying income for purposes of the REIT 75% gross income test, we treat the GAAP value of our TBAs under which we contract to purchase to-be-announced Agency RMBS (“long TBAs”) as qualifying assets for purposes of the REIT 75% asset test, and we treat income and gains from our long TBAs as qualifying income for purposes of the REIT 75% gross income test, based on an opinion of Hunton Andrews Kurth LLP substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a long TBA should be treated as ownership of real estate assets, and (ii) for purposes of the REIT 75% gross income test, any gain recognized by us in connection with the settlement of our long TBAs should be treated as gain from the sale or disposition of an interest in mortgages on real property. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of counsel is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge the opinion of counsel, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Code substantially limit our ability to hedge. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities incurred to carry or acquire real estate, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. To the extent that we enter into other types of hedging transactions, our aggregate gross income from such non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques, and we expect to implement certain hedges through a TRS. Any hedging income earned by a domestic TRS would be subject to U.S. federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with interest rate changes or other changes than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future taxable income in the case of a domestic TRS. Even if the income from certain of our hedging transactions is excluded from gross income for purposes of the REIT 75% and 95% gross income tests, such income and any loss will be taken into account in determining our REIT taxable income and our distribution requirement.  If the IRS disagrees with our calculation of the amount or amortization of gain or loss with respect to our hedging transactions, our distribution requirement could increase, which could require that we correct any shortfall in distributions by paying deficiency dividends to our shareholders in a later year.
We generally structure our foreign TRSs with the intent that their income and operations will not be subject to U.S. federal, state and local income tax. If the IRS successfully challenged that tax treatment, it would reduce the amount that those foreign TRSs would have available to pay to their creditors and to distribute to us.
We intend to monitor the value of our respective investments in our foreign and any domestic TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we will review all of our transactions with our TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described below. There can be no assurance, however, that we will be able to comply with the 20% limitation or to avoid application of the 100% excise tax discussed above.
Our ownership of and relationship with our TRSs will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT's total assets may consist of stock or securities of one or more TRSs. The TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis. Any domestic TRS that we form will pay U.S. federal, state and local income tax on its taxable income at regular corporate tax rates, and its after-tax net income will be available for distribution to us but is not required to be distributed to us. In certain circumstances, the ability to deduct interest expense by any TRS that we may form could be limited.
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
The maximum U.S. federal income tax rate applicable to "qualified dividend income" paid to U.S. taxpayers taxed at individual rates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. For taxable years beginning prior to January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduction in the corporate tax rate under the TCJA could cause investors who are taxed at individual rates and regulated investment companies to perceive investments in the stocks of REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could adversely affect the value of the stock of REITs, including our common shares.
We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common shares.
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. The TCJA significantly changed the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders. Additional technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or assure our shareholders that any such changes will not adversely affect the taxation of a shareholder. We and our shareholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.
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
The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing RMBS, that would be treated as sales of dealer property for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax with no offset for losses. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we dispose of or securitize RMBS in a manner that was treated as dealer activity for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales or securitization structures, even though the transactions might otherwise be beneficial to us. Alternatively, in order to avoid the prohibited transactions tax, we may choose to implement certain transactions through a TRS.
Although we expect to avoid the prohibited transactions tax by conducting the sale of property that may be characterized as dealer property through a TRS, such TRS will be subject to federal, state and local corporate income tax and may incur a significant tax liability as a result of those sales conducted through the TRS. Moreover, no assurance can be given that the IRS will respect the transaction by which property that may be characterized as dealer property is contributed to the TRS; if such transaction is not respected, then we may be treated as having engaged in a prohibited transaction, and our net income therefrom would be subject to a 100% tax.
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
Item 3. Legal Proceedings
Neither we nor Ellington nor its affiliates (including our Manager) are currently subject to any legal proceedings that we or our Manager consider material. Nevertheless, we and Ellington and its affiliates operate in highly regulated markets that currently are under regulatory scrutiny, and Ellington and its affiliates have received, and we expect in the future that we and they may receive, inquiries and requests for documents and information from various federal, state and foreign regulators. For example, in January 2017, an affiliate of Ellington received a subpoena from the SEC requesting documents, communications, and other information relating primarily to a loan originator and the loans originated by such originator, such affiliate's analyses of such loans, the purchases and securitizations of such loans by such affiliate and by certain third parties, and the servicing of such loans. Ellington's affiliate has responded to the subpoena and intends to continue to cooperate with any further requests. Ellington has advised us that, at the present time, it is not aware that any material legal proceeding against us or Ellington or its affiliates is contemplated in connection with any such inquiries or requests. We and Ellington cannot provide any assurance that these or any future such inquiries and requests will not result in further investigation of or the initiation of a proceeding against us or Ellington or its affiliates or that, if any such investigation or proceeding were to arise, it would not materially adversely affect us. For a discussion of certain risks to which we or Ellington or its affiliates could be exposed as a result of inquiries or requests for documents and information received by us or Ellington or its affiliates, see "Risk Factors—We or Ellington or its affiliates may be subject to regulatory inquiries or proceedings" included in Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2018.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Shareholders Matters, and Issuer Purchases of Equity Securities
Market Information
Our common shares have been listed on the New York Stock Exchange ("NYSE") under the symbol "EARN" since May 1, 2013.
Holders of Our Common Shares
Based upon a review of a securities position listing as of March 1, 2019, we had an aggregate of 101 holders of record and holders of our common shares who are nominees for an undetermined number of beneficial owners.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2018 with respect to compensation plans under which equity securities of our Company are authorized for issuance. We have no such plans that were not approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of our outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	21,159	(1)	N/A	321,085	(2)

(1)	There are 21,159 restricted common shares outstanding pursuant to our 2013 Equity Incentive Plan.

(2)
The number of common shares that may be issued under the 2013 Equity Incentive Plan will be increased in an amount that results from multiplying 3% and the total number of common shares sold in any future public or private offering of our common shares, subject to a maximum of 1,500,000 shares.

Unregistered Sales of Equity Securities
Pursuant to our 2013 Equity Incentive Plan, on December 11, 2018, we granted 6,232 restricted common shares to our partially dedicated employees. The restricted common shares are subject to forfeiture restrictions that will lapse with respect to 3,117 of the common shares on December 11, 2019 and 3,115 of the common shares on December 11, 2020. Such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(a)(2) of the Securities Act.
Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2018–October 31, 2018	88,530	$10.58	88,530	1,089,750
November 1, 2018–November 30, 2018	19,809	10.60	19,809	1,069,941
December 1, 2018–December 31, 2018	94,154	10.49	94,154	975,787
Total	202,493	$10.54	202,493	975,787
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
Item 6. Selected Financial Data
We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 301(c) of Regulation S-K, we are not required to provide the information required by this item.
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
We were formed through an initial strategic venture among affiliates of Ellington Management Group, L.L.C., an investment management firm and registered investment adviser with a 24-year history of investing in a broad spectrum of mortgage-backed securities, or "MBS," and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." As of December 31, 2018, the Blackstone Funds owned approximately 25% of our outstanding common shares. We are externally managed and advised by our Manager, an affiliate of Ellington.
We use leverage in our Agency RMBS strategy and, while we have not done so meaningfully to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of December 31, 2018, we had outstanding borrowings under repurchase agreements in the amount of $1.5 billion with 12 counterparties.

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
As of December 31, 2018, our book value per share was $12.30, as compared $14.45 as of December 31, 2017.
Trends and Recent Market Developments

•
The U.S. Federal Reserve, or "Federal Reserve," raised the target range for the federal funds rate four times in 2018, and ended the year with a target range of 2.25%- 2.50%. After the final raise of the year, in December, the Federal Reserve moderated its language about future rate increases, and indicated that future rate decisions will be highly data-dependent. At the January 2019 Federal Open Market Committee meeting ("January 2019 FOMC Meeting"), the Federal Reserve left the target range unchanged, while the minutes from that meeting noted that the committee will be “patient” as it determines future adjustments to the target range.

•
LIBOR rates, which drive many of our financing costs, increased during 2018, with one-month LIBOR increasing 94 basis points over the course of the year, to 2.50%, and three-month LIBOR rising 111 basis points to 2.81%. The spread between one- and three-month LIBOR widened to 30 basis points at the end of 2018, as compared to 13 basis points at the end of 2017.

•
Over the course of 2018, the 2-year U.S. Treasury yield increased 60 basis points and finished the year at 2.49%, while the 10-year U.S. Treasury yield increased 28 basis points to 2.68%. At year end, the spread between the 2-year U.S. Treasury yield and 10-year U.S. Treasury yield was just 20 basis points, compared to 52 basis points at the end of 2017, and 126 basis points at the end of 2016. The Treasury yield curve has now flattened for eight consecutive quarters, and has periodically been inverted recently in the two-to-five year sector.

•
At the beginning of each quarter of 2018, the Federal Reserve increased the amount of the tapering of its reinvestments, in line with the tapering schedule it had laid out in September 2017, with the stated objective that its securities portfolio would run off until reaching a level no larger "than necessary to implement monetary policy efficiently and effectively." The tapering of reinvestments reached their previously scheduled caps in October 2018, at $20 billion per month for Agency RMBS and $30 billion per month for U.S. Treasuries. However, at the January 2019 FOMC Meeting, the Federal Reserve indicated that it might deviate from its previously announced tapering schedule going forward, "if future economic conditions were to warrant" a more accommodative monetary policy than can be achieved solely by reducing the federal funds rate.

•
Mortgage rates steadily increased during the first eleven months of 2018, before reversing course in December. The Freddie Mac survey 30-year mortgage rate rose 82 basis points between year-end 2017 and the end of November, before declining 26 basis points to end the year at 4.55%. Overall, Agency RMBS prepayment rates were muted throughout the year. The Mortgage Bankers Association's Refinance Index, which measures refinancing application volumes, declined steadily over the course of 2018; by year end it had dropped over 35%, reaching its lowest seasonally-adjusted level in over 18 years.

In contrast to the remarkable stability of the prior year, 2018 saw several periods of volatility in the equity and debt markets. Interest rates rose during most of the year, before reversing course in November and declining into year end.
After reaching new highs in January, equities sold off violently in February, driven in part by concerns over inflation and rising interest rates. By February 8th, just nine trading days after reaching its all-time high, the S&P 500 Index entered correction territory. At the same time, long-term interest rates rose steadily and broke out of their 2017 ranges, with the 10-year U.S. Treasury yield reaching 2.95% on February 21st, marking the highest daily close in more than four years and 91 basis points higher than the 2017 lows reached the previous September. The Chicago Board Options Exchange Volatility Index, known as the VIX, jumped 282% between January 1st and February 5th, with a 20-point surge occurring on February 5th, its largest one-day movement on record. On February 9th, the Merrill Lynch Option Volatility Estimate Index, or MOVE Index, closed 54% above its year-end level, reaching its highest level since April 2017. During this period, yield spreads across many credit and Agency products widened in sympathy with the interest rate and equity market volatility.
During the second and third quarters of 2018, market volatility subsided and the yield curve continued to flatten. Entering the fourth quarter, many domestic equity indices were again trading near their all-time highs and U.S. Treasury yields were near their highest levels of 2018.

During the fourth quarter, however, a confluence of factors weighed on markets, including fears of a looming trade war, recessionary and global growth concerns, and worries that the Federal Reserve and other central banks were ending their accommodative monetary policies. US equities declined sharply during the fourth quarter, with some indices reaching bear market territory, and many indices ending with a loss for the full year. The S&P 500 (down 14.0%), the Russell 2000 (down 20.5%), and the Dow Jones Industrial average (down 11.8%) all posted their worst quarterly performance since 2011. Many stock markets across Europe and Asia performed even worse.
During this period, yield spreads in virtually every fixed income sector widened relative to U.S. Treasuries, with many sectors finishing the year at or near their 2-year widest levels. Several measures of volatility spiked, including the VIX and MOVE indices. For the year, the Bloomberg Barclays U.S. MBS Agency Fixed Rate Index generated a positive absolute return, but a negative excess return relative to U.S. Treasuries, reflecting that RMBS underperformed their benchmark hedging instruments for the year. The Bloomberg Barclays U.S. Corporate Bond Investment Grade and High Yield Indices, meanwhile, both finished the year with negative returns.
Amidst the uncertainty, there was a flight to safety going into year end. The 10-year U.S. Treasury, which had risen 83 basis points year-to-date through November 8th, reversed course and declined by 55 basis points through December 31st. While the Federal Reserve did raise short-term interest rates again in December, it moderated its language about future rate increases. The yield curve flattened further, and the yield on the 2-year U.S. Treasury inverted with that of the 5-year U.S. Treasury for three weeks during December, stoking fears of a full yield curve inversion, and whether that might signal a looming recession.
Portfolio Overview and Outlook
As of December 31, 2018, our mortgage-backed securities portfolio consisted of $1.419 billion of fixed-rate Agency "specified pools," $18.2 million of Agency RMBS backed by adjustable rate mortgages, or "Agency ARMs," $75.9 million of Agency reverse mortgage pools, $16.4 million of Agency interest only securities, or "Agency IOs," and $11.2 million of non-Agency RMBS. Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and mortgages with various other characteristics.
Our overall RMBS portfolio decreased by 8.7% to $1.540 billion as of December 31, 2018, as compared to $1.686 billion as of December 31, 2017. Although our portfolio was smaller year over year, our equity base was also smaller, and our overall debt-to-equity ratio, adjusted for unsettled purchases and sales, increased to 9.2:1 as of December 31, 2018 from 8.2:1 as of December 31, 2017. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
During the year, we took advantage of various periods of market weakness in Agency RMBS to cover portions of our TBA short positions. At year end we held a much smaller short TBA position that we use for hedging purposes, compared to the previous year end: as of December 31, 2018, we had short TBAs of $294.0 million, as compared to $713.4 million as of December 31, 2017. Also as of December 31, 2018, we had $95.1 million in notional amount of long TBAs held for investment purposes, as compared to $113.1 million as of December 31, 2017. As a result, our net mortgage assets-to-equity ratio—which we define as the net aggregate market value of our mortgage-backed securities (including the underlying market values of our long and short TBA positions) divided by total shareholders' equity—increased year over year to 8.7:1 from 5.7:1, and also was meaningfully higher than the quarter-end average over the past three years ended December 31, 2017, also of 5.7:1. TBAs are forward-settling Agency RMBS where the mortgage pass-through certificates to be delivered are "To-Be-Announced."
Agency RMBS prices generally declined over the course of the year, and our long portfolio had significant realized and unrealized losses. Partially offsetting these losses were significant gains on interest rate swaps and short positions in TBAs, U.S. Treasury securities, and futures as interest rates rose. Short positions in TBAs, though smaller in size than previous years, continue to represent a significant portion of our interest rate hedging portfolio.
Average pay-ups on our specified pools decreased to 0.58% as of December 31, 2018, as compared to 0.68% as of December 31, 2017. Pay-ups are price premiums for specified pools relative to their TBA counterparts.
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

Our non-Agency RMBS performed well during the year, driven by strong net interest income and net realized and unrealized gains. Fundamentals underlying non-Agency RMBS continue to remain strong, led by a stable housing market. Our total investment in non-Agency RMBS decreased year over year to $11.2 million as of December 31, 2018 as compared to $18.0 million as of December 31, 2017. To the extent that more attractive entry points develop in non-Agency RMBS, we may increase our capital allocation to this sector.
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended December 31, 2018, September 30, 2018, June, 30, 2018, March 31, 2018, and December 31, 2017.

	Three-Month Period Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018(2)	December 31, 2017(2)
Three-Month Constant Prepayment Rates(1)	6.6%	8.4%	8.2%	7.0%	7.5%

(1)	Excludes Agency fixed-rate RMBS without any prepayment history.

(2)	Prior period calculation methodology has been conformed to current period calculation methodology.
The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of December 31, 2018 and 2017.

		December 31, 2018			December 31, 2017
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	2.50	$—	$—	—	$612	$613	52
	3.00	6,905	6,905	47	50,391	51,453	21
	3.50	106,128	107,564	22	110,748	115,001	24
	4.00	22,504	23,062	16	9,247	9,707	36
Total 15-year fixed-rate mortgages		135,537	137,531	22	170,998	176,774	24
20-year fixed-rate mortgages	4.00	7,267	7,505	42	8,712	9,230	36
30-year fixed-rate mortgages:
	3.00	25,703	25,158	38	15,580	15,612	29
	3.03	440	433	78	456	457	66
	3.25	976	984	24	1,100	1,115	12
	3.28	222	217	78	373	373	66
	3.50	241,264	242,232	33	433,348	447,904	22
	3.75	3,251	3,289	17	3,319	3,455	5
	4.00	435,855	446,919	26	522,981	551,217	18
	4.25	—	—	—	5,672	5,992	5
	4.50	329,446	342,813	19	281,412	300,833	20
	5.00	111,267	117,328	20	37,379	40,451	48
	5.50	68,454	72,477	8	1,228	1,347	131
	6.00	20,169	21,664	4	736	833	135
Total 30-year fixed-rate mortgages		1,237,047	1,273,514	24	1,303,584	1,369,589	21
Total fixed-rate Agency RMBS		$1,379,851	$1,418,550	24	$1,483,294	$1,555,593	21

For the year ended December 31, 2018, prices on our Agency RMBS portfolio generally declined, and we had total net realized and unrealized losses on our Agency RMBS of $(40.2) million, or $(3.14) per share. Our Agency RMBS portfolio turnover was 72% for the year. In addition, we had total net realized and unrealized gains of $0.5 million, or $0.04 per share, on our non-Agency RMBS portfolio.
Throughout the year ended December 31, 2018, we continued to hedge interest rate risk, primarily through the use of interest rate swaps and short positions in TBAs, U.S. Treasury securities, and futures. For the year, we had total net realized and unrealized gains of $11.9 million, or $0.93 per share, on our interest rate hedging portfolio, as interest rates increased. In our hedging portfolio, the relative proportion (based on 10-year equivalents1) of short positions in TBAs decreased year over year relative to our other interest rate hedges, as we increased our overall exposure to Agency RMBS. The relative makeup of our interest rate hedging portfolio can change materially from period to period.
After giving effect to quarterly dividends in the aggregate amount of $1.45 per share, our book value per share decreased to $12.30 as of December 31, 2018, from $14.45 as of December 31, 2017, and we had an economic return of (4.8%) for the year ended December 31, 2018. Economic return is computed by adding back dividends declared to ending book value per share, and comparing that amount to book value per share as of the beginning of the year.
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. As of December 31, 2018 and December 31, 2017, our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 2.7% and 3.5%, respectively. Excluding TBA positions used to hedge our specified pool holdings, our Agency premium as a percentage of fair value was approximately 2.9% and 4.8% as of December 31, 2018 and December 31, 2017, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
We believe that our adaptive and active style of portfolio management is well suited to the current MBS market environment, which continues to be shaped by interest rate risk, prepayment risk, shifting central bank and government policies, regulatory changes, and developing technologies.
Financing
Over the course of the year ended December 31, 2018 our cost of borrowing through repurchase agreements increased as LIBOR increased. Our average borrowing cost of repo for the year ended December 31, 2018 was 2.06%, as compared to 1.21% for the year ended December 31, 2017.
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
Our debt-to-equity ratio was 9.6:1 as of December 31, 2018, as compared to 8.3:1 as of December 31, 2017. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 9.2:1 as of December 31, 2018, as compared to 8.2:1 as of December 31, 2017. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
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
Financial Condition
Investment portfolio
The following tables summarize our securities portfolio as of December 31, 2018 and 2017:

	December 31, 2018					December 31, 2017
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed-rate mortgages	$135,537	$137,531	$101.47	$138,844	$102.44	$170,998	$176,774	$103.38	$178,551	$104.42
20-year fixed-rate mortgages	7,267	7,505	103.28	7,842	107.91	8,712	9,230	105.95	9,394	107.83
30-year fixed-rate mortgages	1,237,047	1,273,514	102.95	1,294,517	104.65	1,303,584	1,369,589	105.06	1,380,265	105.88
ARMs	17,752	18,243	102.77	18,969	106.86	28,087	29,558	105.24	29,949	106.63
Reverse mortgages	70,991	75,904	106.92	77,322	108.92	64,608	70,617	109.30	70,901	109.74
Total Agency RMBS	1,468,594	1,512,697	103.00	1,537,494	104.69	1,575,989	1,655,768	105.06	1,669,060	105.91
Non-Agency RMBS	13,755	11,233	81.66	9,431	68.56	21,995	18,025	81.95	15,278	69.46
Total RMBS(2)	1,482,349	1,523,930	102.81	1,546,925	104.36	1,597,984	1,673,793	104.74	1,684,338	105.40
Agency IOs	n/a	16,366	n/a	16,740	n/a	n/a	12,205	n/a	13,197	n/a
Total mortgage-backed securities		1,540,296		1,563,665			1,685,998		1,697,535
U.S. Treasury securities sold short	(360)	(374)	103.89	(362)	100.56	(82,492)	(81,289)	98.54	(81,836)	99.20
Reverse repurchase agreements	379	379	100.00	379	100.00	81,461	81,461	100.00	81,461	100.00
Total		$1,540,301		$1,563,682			$1,686,170		$1,697,160

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Excludes Agency IOs.
The vast majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency CMOs. Within this strategy, we generally target Agency RMBS pools that, taking into account their particular composition and based on our prepayment projections, should: (1) generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) have less prepayment sensitivity to government policy shocks and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months when actual prepayment experience can be observed. As of both December 31, 2018 and December 31, 2017, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
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

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of December 31, 2018 and 2017:

(In thousands)	December 31, 2018	December 31, 2017
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$794	$26
TBA securities sale contracts	—	376
Fixed payer interest rate swaps	10,201	7,475
Fixed receiver interest rate swaps	844	563
Swaptions	—	181
Futures	—	171
Total financial derivatives–assets, at fair value	11,839	8,792
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	—	(266)
TBA securities sale contracts	(2,536)	(469)
Fixed payer interest rate swaps	(6,190)	(1,128)
Fixed receiver interest rate swaps	(3)	—
Futures	(7,830)	—
Total financial derivatives–liabilities, at fair value	(16,559)	(1,863)
Total	$(4,720)	$6,929
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
In the case of TBAs, most of our positions are short TBA positions with a negative duration, meaning that as interest rates rise, the value of the short position increases, so these positions serve as a hedge against increases in interest rates. In the event that interest rates rise, the increase in value of the short TBA position serves to offset corollary increases in our current and/or future borrowing costs under our repurchase agreements. While we use TBAs to hedge interest rate risk, from time to time we also hold net long positions in certain TBA securities as a means of acquiring exposure to Agency RMBS. Our ability to engage in TBA transactions may be limited by our intention to remain qualified as a REIT.

As of December 31, 2018, as part of our interest rate hedging program, we also held short positions in U.S. Treasury securities, with a total principal amount of $0.4 million and a fair value of $0.4 million. As of December 31, 2017, we also held short positions in U.S. Treasury securities, with a total principal amount of $82.5 million and a fair value of $81.3 million.
The composition and relative mix of our hedging instruments may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of December 31, 2018 and 2017. We had no other borrowings outstanding.

	December 31, 2018			December 31, 2017
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$512,505	2.45%	16	$410,628	1.41%	15
31-60 days	594,199	2.56	46	906,602	1.46	46
61-90 days	359,861	2.71	75	273,665	1.60	74
91-120 days	—	—	—	6,311	1.61	120
121-150 days	—	—	—	—	—	—
151-180 days	14,996	2.72	177	—	—	—
Total	$1,481,561	2.56%	44	$1,597,206	1.47%	43
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of December 31, 2018 and 2017, our total debt-to-equity ratio was 9.6:1 and 8.3:1, respectively. Collateral transferred with respect to our outstanding repo borrowings as of December 31, 2018 and 2017 had an aggregate fair value of $1.6 billion and $1.7 billion, respectively. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 9.2:1 and 8.2:1 as of December 31, 2018 and 2017, respectively. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets conditions, and the timing of security purchase and sale transactions.
Shareholders' Equity
As of December 31, 2018, our shareholders' equity decreased to $153.8 million from $192.7 million as of December 31, 2017. This decrease principally consisted of net loss of $(11.3) million, dividends declared of $(18.4) million, and common shares repurchased of $(9.4) million. As of December 31, 2018, our book value per share was $12.30, as compared to $14.45 as of December 31, 2017.

Results of Operations for the Years Ended December 31, 2018 and 2017
The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(In thousands except for per share amounts)	2018	2017
Interest Income (Expense)
Interest income	$54,553	$49,190
Interest expense	(32,519)	(19,047)
Net interest income	22,034	30,143
Expenses
Management fees to affiliate	2,547	2,678
Other operating expenses	2,961	3,024
Total expenses	5,508	5,702
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	(35,768)	(7,175)
Net realized and change in net unrealized gains (losses) on financial derivatives	7,947	(6,478)
Total Other Income (Loss)	(27,821)	(13,653)
Net Income (Loss)	$(11,295)	$10,788
Net Income (Loss) Per Common Share	$(0.88)	$0.93
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

The table below reconciles Core Earnings and Adjusted Core Earnings for the years ended December 31, 2018 and 2017 to the line, Net Income (Loss), on our Consolidated Statement of Operations, which we believe is the most directly comparable U.S. GAAP measure:

	Year Ended December 31,
(In thousands except for share amounts)	2018	2017
Net Income (Loss)	$(11,295)	$10,788
Less:
Net realized gains (losses) on securities	(23,377)	(2,674)
Net realized gains (losses) on financial derivatives, excluding periodic payments(1)	18,341	(6,592)
Change in net unrealized gains (losses) on securities	(12,391)	(4,501)
Change in net unrealized gains (losses) on financial derivatives, excluding accrued periodic payments(2)	(11,000)	2,439
Subtotal	(28,427)	(11,328)
Core Earnings	$17,132	$22,116
Less: Catch-up Premium Amortization Adjustment	(37)	1,243
Adjusted Core Earnings	$17,169	$20,873
Weighted Average Shares Outstanding	12,811,366	11,601,979
Core Earnings Per Share	$1.34	$1.91
Adjusted Core Earnings Per Share	$1.34	$1.80

(1)
For the year ended December 31, 2018, represents Net realized gains (losses) on financial derivatives of $19.4 million less Net realized gains (losses) on periodic settlements of interest rate swaps of $1.0 million. For the year ended December 31, 2017, represents Net realized gains (losses) on financial derivatives of $(9.1) million less Net realized gains (losses) on periodic settlements of interest rate swaps of $(2.5) million.

(2)
For the year ended December 31, 2018, represents Change in net unrealized gains (losses) on financial derivatives of $(11.4) million less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(0.4) million For the year ended December 31, 2017, represents Change in net unrealized gains (losses) on financial derivatives of $2.6 million less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $0.2 million.

Results of Operations for the Years Ended December 31, 2018 and 2017
Net Income (Loss)
Net loss for the year ended December 31, 2018 was $(11.3) million, as compared to net income of $10.8 million for the year ended December 31, 2017. The year-over-year reversal in our results of operations was principally due to an increase in Total Other Loss combined with an increase in interest expense.
Interest Income
Our portfolio as of both December 31, 2018 and 2017 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $53.4 million and $48.3 million in interest income on these securities for the years ended December 31, 2018 and 2017, respectively. The year-over-year increase in interest income resulted from a combination of higher asset yields and higher average holdings. Our average holdings increased following the leveraged deployment, in Agency RMBS, of capital raised through our equity offering and ATM program towards the end of the second quarter of 2017. Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the year ended December 31, 2018, we had a negative Catch-up Premium Amortization Adjustment of approximately $(37) thousand which decreased our interest income. For the year ended December 31, 2017 we had a positive Catch-up Premium Amortization Adjustment of approximately $1.2 million, which increased interest income. Excluding the Catch-up Premium Amortization Adjustments, the weighted average yield of our overall portfolio was 3.30% and 3.02% for the years ended December 31, 2018 and 2017, respectively.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the years ended December 31, 2018 and 2017:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Year ended December 31, 2018	$52,123	$1,608,210	3.24%	$1,261	$8,980	14.04%	$53,384	$1,617,190	3.30%
Year ended December 31, 2017	$46,893	$1,543,144	3.04%	$1,373	$16,219	8.46%	$48,266	$1,559,363	3.10%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the years ended December 31, 2018 and 2017, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the year ended December 31, 2018 was $32.5 million, of which $31.3 million represented interest expense on our repo borrowings and $1.2 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the year ended December 31, 2017 was $19.0 million, of which $17.5 million represented interest expense on our repo borrowings and $1.5 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The year-over-year increase in our total interest expense resulted mainly from higher rates on our repo borrowings stemming from the increase in short-term interest rates, as well as an increase in average borrowings as a result of a larger asset base. Our average outstanding repo borrowings for the year ended December 31, 2018 was $1.52 billion, and we had an average cost of funds on repo borrowings of 2.06%. Our average outstanding repo borrowings for the year ended December 31, 2017 was $1.45 billion, and we had an average cost of funds on repo borrowings of 1.21%.
The following table shows information related to our average cost of funds(1) for the years ended December 31, 2018 and 2017.

	Repurchase Agreements			Interest Rate Swaps(2)		Short U.S. Treasury Securities(2)		Total(2)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Average Cost of Funds	Interest expense	Average Cost of Funds	Interest and net periodic expense paid or payable	Average Cost of Funds
(In thousands)
Year ended December 31, 2018	$1,520,354	$31,291	2.06%	$(580)	(0.04)%	$1,169	0.08%	$31,881	2.10%
Year ended December 31, 2017	$1,447,158	$17,499	1.21%	$2,390	0.16%	$1,454	0.10%	$21,343	1.47%

(1)	This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.

(2)
As an alternative cost of funds measure, we add to our repo borrowing cost the net periodic amounts paid or payable by us on our interest rate swaps and the interest expense we incur on our short positions in U.S. Treasury securities, and express the total as a percentage of our average outstanding repurchase agreement borrowings.

For the years ended December 31, 2018 and 2017, average one-month LIBOR was 2.02% and 1.11%, respectively. For the years ended December 31, 2018 and 2017, average six-month LIBOR was 2.49% and 1.48%, respectively. For the year ended December 31, 2018, the weighted average yield of our portfolio of Agency and non-Agency RMBS was 3.30%, while our total average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 2.10%, resulting in a net interest margin of 1.20%. By comparison, for the year ended December 31, 2017, the weighted average yield of our Agency and non-Agency RMBS was 3.10%, while our average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.47%, resulting in a net interest margin of 1.63%. For the years ended December 31, 2018 and 2017, excluding the impact of the Catch-up Premium Amortization Adjustment, the weighted average yield of our portfolio was 3.30% and 3.02%, respectively, and our adjusted net interest margin was 1.20% and 1.55%, respectively.
Management Fees
For years ended December 31, 2018 and 2017, our management fee expense was approximately $2.5 million and $2.7 million, respectively. Management fees are calculated based on our shareholders' equity at the end of each quarter.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. For both years ended December 31, 2018 and 2017 our other operating expenses were approximately $3.0 million. Our expense ratio, which represents our annualized management fees and other operating expenses as a percentage of our average shareholders' equity, decreased to 3.1% for the year ended December 31, 2018, as compared to 3.3% for the year ended December 31, 2017. The decrease in our expense ratio was due to an increase in our average shareholders' equity for the year ended December 31, 2018, as compared to the year ended December 31, 2017.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gain (losses) on securities and financial derivatives. For the year ended December 31, 2018, Other income (loss) was $(27.8) million, consisting of net realized and change in net unrealized losses of $(35.8) million on our securities, primarily our Agency RMBS, partially offset by net realized and change in net unrealized gains of $7.9 million on our financial derivatives. The increase in interest rates during the year ended December 31, 2018 led to significant realized and unrealized losses on our securities portfolio. We had net realized and unrealized losses of $(40.2) million on our Agency RMBS, partially offset by net realized and unrealized gains of $4.0 million on our net short U.S. Treasury securities. The net realized and unrealized gains on our financial derivatives primarily included $14.4 million of net realized and unrealized gains from our net TBA short positions and interest rate swaps, partially offset by losses on our futures of $6.3 million. The overall declines in RMBS prices and increases in interest rates positively affected the results for our TBA short positions and interest rate swaps. For the year ended December 31, 2018, as measured by sales and excluding paydowns, we turned over approximately 72% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized losses of $(29.3) million on our Agency RMBS portfolio.
Other income (loss) for the year ended December 31, 2017 was $(13.7) million and consisted of net realized and change in net unrealized losses of $(7.2) million on our securities, primarily our Agency RMBS and net realized and change in net unrealized losses of $(6.5) million on our financial derivatives. Although Agency RMBS spreads generally tightened during the year ended December 31, 2017, asset prices were mixed, with shorter-duration RMBS (such as higher-coupon pools and 15-year pools) generally underperforming longer-duration RMBS. Given the characteristics of our portfolio, especially its concentration in higher-coupon pools, this led to net unrealized losses on our portfolio for the year. The net realized and unrealized losses on our financial derivatives primarily included ($7.2) million of net realized and unrealized losses on our net TBA short positions, which was only partially offset by $0.8 million of net realized and unrealized gains on our other financial derivatives, primarily interest rate swaps. Low volatility and a muted prepayment environment negatively affected our net short TBA hedges. For the year ended December 31, 2017, as measured by sales and excluding paydowns, we turned over approximately 98% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized losses of $(3.6) million on our Agency RMBS portfolio.
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

As of December 31, 2018 and 2017, we had $1.5 billion and $1.6 billion outstanding under our repurchase agreements, respectively. As of December 31, 2018, our outstanding repurchase agreements were with 12 counterparties.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of December 31, 2018 and 2017, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 5.1% and 4.9%, respectively.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
December 31, 2018	$1,481,561	$1,456,905	$1,481,561
September 30, 2018	1,500,632	1,506,855	1,515,617
June 30, 2018	1,537,216	1,530,734	1,537,216
March 31, 2018	1,589,319	1,588,515	1,590,790
December 31, 2017	1,597,206	1,614,096	1,643,683
September 30, 2017	1,642,313	1,633,746	1,650,729
June 30, 2017(1)	1,628,450	1,339,806	1,628,450
March 31, 2017	1,178,285	1,194,321	1,199,860
December 31, 2016	1,197,973	1,170,091	1,197,973
September 30, 2016	1,158,962	1,138,439	1,158,962
June 30, 2016	1,205,987	1,132,184	1,205,987
March 31, 2016	1,133,841	1,142,501	1,175,531

(1)
For the quarter ended June 30, 2017 the significant increase between average borrowings outstanding and total borrowings as of June 30, 2017 was the result of our deployment of the proceeds from our follow-on offering of common shares during the quarter. Based on our higher equity base, we increased our repo borrowings so as to maintain our desired debt-to-equity ratio.

As of December 31, 2018 we had an aggregate amount at risk under our repurchase agreements with 12 counterparties of $89.6 million. As of December 31, 2017 we had an aggregate amount at risk under our repurchase agreements with 15 counterparties of $84.1 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. If the amounts outstanding under repurchase agreements with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk under our repurchase agreements as of December 31, 2018 and 2017 does not include $0.2 million and $2.2 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of December 31, 2018, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with three counterparties of approximately $11.6 million. We also had $9.8 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2017, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with five counterparties of approximately $11.9 million. We also had $8.3 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of December 31, 2018, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with eight counterparties of approximately $2.5 million. As of December 31, 2017, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with 12 counterparties of approximately $3.5 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $18.6 million and $56.1 million as of December 31, 2018 and 2017, respectively.
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
Year Ended December 31, 2018

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.37	$4,746	March 7, 2018	March 29, 2018	April 25, 2018
Second Quarter	0.37	4,703	June 13, 2018	June 29, 2018	July 25, 2018
Third Quarter	0.37	4,700	September 12, 2018	September 28, 2018	October 25, 2018
Fourth Quarter	0.34	4,252	December 11, 2018	December 31, 2018	January 25, 2019
Year Ended December 31, 2017

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.40	$3,652	March 6, 2017	March 31, 2017	April 25, 2017
Second Quarter	0.40	4,947	June 13, 2017	June 30, 2017	July 25, 2017
Third Quarter	0.40	5,334	September 12, 2017	September 29, 2017	October 25, 2017
Fourth Quarter	0.37	4,936	December 12, 2017	December 29, 2017	January 25, 2018
For the year ended December 31, 2018, our operating activities provided net cash of $28.8 million and our investing activities provided net cash of $62.8 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) used net cash of $100.7 million. Thus our operating and investing activities, when combined with our net repo financing activities, used net cash of $9.1 million. We used $19.1 million to pay dividends and $9.4 million to repurchase common shares. As a result of these activities, there was a decrease in our cash holdings of $37.5 million, from $56.1 million as of December 31, 2017 to $18.6 million as of December 31, 2018.
For the year ended December 31, 2017, our operating activities provided net cash of $34.4 million and our investing activities used net cash of $475.5 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) provided net cash of $422.7 million. Thus our operating and investing activities, when combined with our net repo financing activities, used net cash of $18.4 million. We received net proceeds from the issuance of common shares of $59.1 million, after underwriters' discounts and third party agent commissions. We used $17.6 million to pay dividends and $0.5 million to pay offering costs. As a result of these activities, there was an increase in our cash holdings of

$22.6 million from $33.5 million as of December 31, 2016 to $56.1 million as of December 31, 2017.
On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. This program superseded the program that was previously adopted on February 6, 2018. For the year ended December 31, 2018, we repurchased 852,380 common shares at an average price per share of $11.01 and a total cost of $9.4 million. Under the current repurchase program adopted on June 13, 2018, we have repurchased 264,323 shares through March 1, 2019 for an aggregate cost of $2.8 million.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both December 31, 2018 and 2017, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of December 31, 2018 we had $1.5 billion of outstanding borrowings with 12 counterparties.
Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of December 31, 2018, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, excluding TBAs	$22,965	14.93%	$37,362	24.29%	$(31,532)	(20.50)%	$(71,630)	(46.57)%
TBAs	(3,398)	(2.21)%	(5,742)	(3.73)%	4,452	2.89%	9,959	6.48%
Non-Agency RMBS	226	0.15%	452	0.29%	(227)	(0.15)%	(455)	(0.30)%
U.S. Treasury Securities, Interest Rate Swaps, and Futures	(22,822)	(14.84)%	(46,478)	(30.21)%	21,989	14.30%	43,144	28.05%
Repurchase and Reverse Repurchase Agreements	(890)	(0.58)%	(1,779)	(1.16)%	890	0.58%	1,779	1.16%
Total	$(3,919)	(2.55)%	$(16,185)	(10.52)%	$(4,428)	(2.88)%	$(17,203)	(11.18)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our December 31, 2018 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "—Special Note Regarding Forward-Looking Statements."
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Ellington Residential Mortgage REIT
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Ellington Residential Mortgage REIT and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 8, 2019

We have served as the Company's auditor since 2012.

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET

	December 31, 2018	December 31, 2017
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$18,585	$56,117
Mortgage-backed securities, at fair value	1,540,296	1,685,998
Due from brokers	24,051	26,754
Financial derivatives–assets, at fair value	11,839	8,792
Reverse repurchase agreements	379	81,461
Receivable for securities sold	74,197	21,606
Interest receivable	5,607	5,784
Other assets	612	575
Total Assets	$1,675,566	$1,887,087
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,481,561	$1,597,206
Payable for securities purchased	11,275	3,830
Due to brokers	1,325	489
Financial derivatives–liabilities, at fair value	16,559	1,863
U.S. Treasury securities sold short, at fair value	374	81,289
Dividend payable	4,252	4,936
Accrued expenses	838	728
Management fee payable to affiliate	579	725
Interest payable	4,981	3,318
Total Liabilities	1,521,744	1,694,384
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (12,507,213 and 13,340,217 shares issued and outstanding, respectively)	125	134
Additional paid-in-capital	230,888	240,062
Accumulated deficit	(77,191)	(47,493)
Total Shareholders' Equity	153,822	192,703
Total Liabilities and Shareholders' Equity	$1,675,566	$1,887,087

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2018	2017
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$54,553	$49,190
Interest expense	(32,519)	(19,047)
Total net interest income	22,034	30,143
EXPENSES
Management fees to affiliate	2,547	2,678
Professional fees	831	737
Compensation expense	591	775
Insurance expense	296	304
Other operating expenses	1,243	1,208
Total expenses	5,508	5,702
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	(23,377)	(2,674)
Net realized gains (losses) on financial derivatives	19,378	(9,083)
Change in net unrealized gains (losses) on securities	(12,391)	(4,501)
Change in net unrealized gains (losses) on financial derivatives	(11,431)	2,605
Total other income (loss)	(27,821)	(13,653)
NET INCOME (LOSS)	$(11,295)	$10,788
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.88)	$0.93

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2016	9,130,897	$92	—	$—	$180,996	$(39,411)	$141,677
Shares issued(1)	4,194,968	42	—	—	59,061		59,103
Offering costs					(191)		(191)
Issuance of restricted shares	14,389	—	—	—	—		—
Forfeiture of common shares to satisfy tax withholding obligations	(37)	—			—		—
Share based compensation					196		196
Dividends declared(2)						(18,870)	(18,870)
Net income						10,788	10,788
BALANCE, December 31, 2017	13,340,217	$134	—	$—	$240,062	$(47,493)	$192,703
Issuance of restricted shares	19,376	—	—	—	—		—
Share based compensation					203		203
Repurchase of common shares	(852,380)	(9)	—	—	(9,377)		(9,386)
Dividends declared(2)						(18,403)	(18,403)
Net loss						(11,295)	(11,295)
BALANCE, December 31, 2018	12,507,213	$125	—	$—	$230,888	$(77,191)	$153,822

(1)	For the year ended December 31, 2017 proceeds from the issuance of shares is net of an underwriters' discount of $1.9 million and third-party agent commissions and fees of $0.2 million.

(2)	For the years ended December 31, 2018 and 2017, dividends totaling $1.45 and $1.57, respectively, per common share outstanding, were declared.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2018	2017(1)
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$(11,295)	$10,788
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	23,377	2,674
Change in net unrealized (gains) losses on securities	12,391	4,501
Net realized (gains) losses on financial derivatives	(19,378)	9,083
Change in net unrealized (gains) losses on financial derivatives	11,431	(2,605)
Amortization of premiums and accretion of discounts (net)	10,353	9,253
Share based compensation	203	196
(Increase) decrease in assets:
Interest receivable	177	(1,151)
Other assets	(37)	(5)
Increase (decrease) in liabilities:
Accrued expenses	110	81
Interest payable	1,663	1,406
Management fees payable to affiliate	(146)	192
Net cash provided by (used in) operating activities	28,849	34,413
Cash flows provided by (used in) investing activities:
Purchases of securities	(1,473,781)	(2,518,069)
Proceeds from sale of securities	1,351,935	1,888,229
Principal repayments of mortgage-backed securities	172,425	165,124
Proceeds from investments sold short	961,790	738,776
Repurchase of investments sold short	(1,038,847)	(732,492)
Proceeds from disposition of financial derivatives	37,540	15,521
Purchase of financial derivatives	(17,841)	(23,945)
Payments made on reverse repurchase agreements	(11,306,290)	(17,530,396)
Proceeds from reverse repurchase agreements	11,387,372	17,523,948
Due from brokers, net	(11,294)	(1,708)
Due to brokers, net	(176)	(509)
Net cash provided by (used in) investing activities	62,833	(475,521)

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2018	2017(1)
Cash flows provided by (used in) financing activities:
Net proceeds from the issuance of common shares	$—	$59,103
Offering costs paid	—	(496)
Repurchase of common shares	(9,386)	—
Dividends paid	(19,086)	(17,586)
Borrowings under repurchase agreements	1,782,934	3,388,961
Repayments of repurchase agreements	(1,898,579)	(2,989,728)
Due from brokers, net	13,977	23,467
Due to brokers, net	926	—
Cash provided by (used in) financing activities	(129,214)	463,721
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(37,532)	22,613
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	56,117	33,504
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,585	$56,117
Supplemental disclosure of cash flow information:
Interest paid	$30,856	$17,641
Dividends payable	$4,252	$4,936

(1)	Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
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
Ellington Residential Mortgage Management LLC, or the "Manager," serves as the Manager of the Company pursuant to the terms of the Fifth Amended and Restated Management Agreement, or the "Management Agreement." The Manager is an affiliate of Ellington Management Group, L.L.C., or "EMG," an investment management firm that is an SEC-registered investment adviser with a 24-year history of investing in a broad spectrum of mortgage-backed securities and related derivatives, with an emphasis on the residential mortgage-backed securities, or "RMBS," market. In accordance with the terms of the Management Agreement and the Services Agreement (as described in Note 9), the Manager is responsible for administering the Company's business activities and day-to-day operations, and performs certain services, subject to oversight by the Board of Trustees. See Note 9 for further information on the Management Agreement.
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

•
Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that the Company generally includes in this category are Agency RMBS, U.S. Treasury securities, certain non-Agency RMBS, and actively traded derivatives such as TBAs, interest rate swaps, and swaptions; and

•
Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. Currently, this category includes certain RMBS, such as certain non-Agency RMBS and certain Agency IOs, where there is less price transparency.

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
TBA Securities: The Company transacts in the forward settling TBA market. A TBA position is a forward contract for the purchase ("long position") or sale ("short position") of Agency RMBS at a predetermined price, face amount, issuer, coupon, and maturity on an agreed-upon future delivery date. For each TBA contract and delivery month, a uniform settlement date for all market participants is determined by the Securities Industry and Financial Markets Association. The specific Agency RMBS to be delivered into the contract at the settlement date are not known at the time of the transaction. The Company typically does not take delivery of TBAs, but rather enters into offsetting transactions and settles the associated receivable and payable balances with its counterparties. The Company uses TBAs to mitigate interest rate risk, but from time to time it also holds net long positions in certain TBA securities as a means of acquiring exposure to Agency RMBS.
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
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at December 31, 2018 and 2017, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or GSE. The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.
By RMBS Type
December 31, 2018:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Agency RMBS:
15-year fixed-rate mortgages	$135,537	$3,307	$138,844	$655	$(1,968)	$137,531	3.56%	2.88%	4.90
20-year fixed-rate mortgages	7,267	575	7,842	—	(337)	7,505	4.00%	2.53%	5.88
30-year fixed-rate mortgages	1,237,047	57,470	1,294,517	2,731	(23,734)	1,273,514	4.22%	3.48%	8.10
Adjustable rate mortgages	17,752	1,217	18,969	1	(727)	18,243	4.02%	2.63%	3.90
Reverse mortgages	70,991	6,331	77,322	5	(1,423)	75,904	4.61%	2.90%	5.58
Interest only securities	n/a	n/a	16,740	951	(1,325)	16,366	4.41%	9.00%	4.24
Total Agency RMBS	1,468,594	68,900	1,554,234	4,343	(29,514)	1,529,063	4.19%	3.45%	7.38
Non-Agency RMBS	13,755	(4,324)	9,431	1,806	(4)	11,233	4.38%	12.59%	5.69
Total RMBS	$1,482,349	$64,576	$1,563,665	$6,149	$(29,518)	$1,540,296	4.19%	3.50%	7.37

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

By Estimated Weighted Average Life
As of December 31, 2018:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$12,667	$12,796	4.69%	$1,129	$1,671	4.41%	$4,635	$3,975	4.96%
Greater than three years and less than seven years	394,733	399,895	4.26%	15,237	15,069	4.41%	2,500	2,366	5.89%
Greater than seven years and less than eleven years	1,086,032	1,105,538	4.14%	—	—	—%	4,098	3,090	2.99%
Greater than eleven years	19,265	19,265	4.10%	—	—	—%	—	—	—%
Total	$1,512,697	$1,537,494	4.17%	$16,366	$16,740	4.41%	$11,233	$9,431	4.38%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.
As of December 31, 2017:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than three years	$7,931	$7,935	3.70%	$3,357	$4,253	4.15%	$—	$—	—%
Greater than three years and less than seven years	419,295	423,248	3.93%	8,848	8,944	4.51%	9,625	9,062	5.00%
Greater than seven years and less than eleven years	1,221,160	1,230,479	3.92%	—	—	—%	5,892	3,697	2.14%
Greater than eleven years	7,382	7,398	3.68%	—	—	—%	2,508	2,519	2.18%
Total	$1,655,768	$1,669,060	3.92%	$12,205	$13,197	4.36%	$18,025	$15,278	3.58%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.

The following table reflects the components of interest income on the Company's RMBS for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018			Year Ended December 31, 2017
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$66,822	$(14,699)	$52,123	$60,256	$(13,363)	$46,893
Non-Agency RMBS	815	446	1,261	803	570	1,373
Total	$67,637	$(14,253)	$53,384	$61,059	$(12,793)	$48,266
For years ended December 31, 2018 and 2017 the Catch-up Premium Amortization Adjustment was $(37) thousand and $1.2 million, respectively.
4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
December 31, 2018:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$137,531	$—	$137,531
20-year fixed-rate mortgages	—	7,505	—	7,505
30-year fixed-rate mortgages	—	1,273,514	—	1,273,514
Adjustable rate mortgages	—	18,243	—	18,243
Reverse mortgages	—	75,904	—	75,904
Interest only securities	—	13,534	2,832	16,366
Non-Agency RMBS	—	6,599	4,634	11,233
Mortgage-backed securities, at fair value	—	1,532,830	7,466	1,540,296
Financial derivatives–assets, at fair value:
TBAs	—	794	—	794
Interest rate swaps	—	11,045	—	11,045
Futures	—	—	—	—
Total financial derivatives–assets, at fair value	—	11,839	—	11,839
Total mortgage-backed securities and financial derivatives–assets, at fair value	$—	$1,544,669	$7,466	$1,552,135
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(374)	$—	$(374)
Financial derivatives–liabilities, at fair value:
TBAs	—	(2,536)	—	(2,536)
Interest rate swaps	—	(6,193)	—	(6,193)
Futures	(7,830)	—	—	(7,830)
Total financial derivatives–liabilities, at fair value	(7,830)	(8,729)	—	(16,559)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(7,830)	$(9,103)	$—	$(16,933)

December 31, 2017:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$176,774	$—	$176,774
20-year fixed-rate mortgages	—	9,230	—	9,230
30-year fixed-rate mortgages	—	1,369,589	—	1,369,589
Adjustable rate mortgages	—	29,558	—	29,558
Reverse mortgages	—	70,617	—	70,617
Interest only securities	—	9,951	2,254	12,205
Non-Agency RMBS	—	9,193	8,832	18,025
Mortgage-backed securities, at fair value	—	1,674,912	11,086	1,685,998
Financial derivatives–assets, at fair value:
TBAs	—	402	—	402
Interest rate swaps	—	8,038	—	8,038
Swaptions	—	181	—	181
Futures	171	—	—	171
Total financial derivatives–assets, at fair value	171	8,621	—	8,792
Total mortgage-backed securities and financial derivatives–assets, at fair value	$171	$1,683,533	$11,086	$1,694,790
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(81,289)	$—	$(81,289)
Financial derivatives–liabilities, at fair value:
TBAs	—	(735)	—	(735)
Interest rate swaps	—	(1,128)	—	(1,128)
Total financial derivatives–liabilities, at fair value	—	(1,863)	—	(1,863)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$—	$(83,152)	$—	$(83,152)
The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value:
Year ended December 31, 2018:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2017	$8,832	$2,254
Purchases	—	160
Proceeds from sales	(3,638)	—
Principal repayments	(704)	—
(Amortization)/accretion, net	291	(1,046)
Net realized gains (losses)	1,254	(176)
Change in net unrealized gains (losses)	(815)	373
Transfers:
Transfers into level 3	2,064	1,267
Transfers out of level 3	(2,650)	—
Ending balance as of December 31, 2018	$4,634	$2,832
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at December 31, 2018, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2018. For Level 3 financial instruments held by the Company as of December 31, 2018, change in net unrealized gains (losses) of $16 thousand and $0.3 million, for the year ended December 31, 2018 relate to non-Agency RMBS and Agency RMBS, respectively.
At December 31, 2018, the Company transferred $2.6 million of RMBS from Level 3 to Level 2 and $3.3 million of RMBS from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of December 31, 2017, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2017. For Level 3 financial instruments held by the Company as of December 31, 2017, change in net unrealized gains (losses) of $1.3 million and $(0.3) million, for the year ended December 31, 2017 relate to non-Agency RMBS and Agency RMBS, respectively.
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

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2018 and 2017:
December 31, 2018:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$2,745	Market quotes	Non-Binding Third-Party Valuation	$83.59	$86.59	$85.65
Non-Agency RMBS	1,889	Discounted Cash Flows	Yield	3.4%	5.4%	4.5%
			Projected Collateral Prepayments	50.2%	66.4%	56.6%
			Projected Collateral Losses	2.3%	8.6%	4.9%
			Projected Collateral Recoveries	7.5%	12.3%	9.6%
			Projected Collateral Scheduled Amortization	17.8%	39.9%	28.9%
						100.0%
Agency RMBS–Interest Only Securities	2,832	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	319	1,439	734
			Projected Collateral Prepayments	33.9%	79.5%	59.4%
			Projected Collateral Scheduled Amortization	20.5%	66.1%	40.6%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.
December 31, 2017:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$2,258	Market quotes	Non-Binding Third-Party Valuation	$57.84	$87.45	$78.02
Non-Agency RMBS	6,574	Discounted Cash Flows	Yield	4.6%	5.1%	4.8%
			Projected Collateral Prepayments	19.2%	44.9%	26.5%
			Projected Collateral Losses	0.9%	20.1%	9.2%
			Projected Collateral Recoveries	8.8%	31.5%	22.5%
			Projected Collateral Scheduled Amortization	33.1%	47.5%	41.8%
						100.0%
Agency RMBS–Interest Only Securities	2,254	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	627	1,408	781
			Projected Collateral Prepayments	43.8%	88.1%	71.2%
			Projected Collateral Scheduled Amortization	11.9%	56.2%	28.8%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.

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
The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$18,585	$18,585	$56,117	$56,117
Due from brokers	24,051	24,051	26,754	26,754
Reverse repurchase agreements	379	379	81,461	81,461
Liabilities:
Repurchase agreements	1,481,561	1,481,561	1,597,206	1,597,206
Due to brokers	1,325	1,325	489	489
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

The following table details the fair value of the Company's holdings of financial derivatives as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$794	$26
TBA securities sale contracts	—	376
Fixed payer interest rate swaps	10,201	7,475
Fixed receiver interest rate swaps	844	563
Swaptions	—	181
Futures	—	171
Total financial derivatives–assets, at fair value	11,839	8,792
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	—	(266)
TBA securities sale contracts	(2,536)	(469)
Fixed payer interest rate swaps	(6,190)	(1,128)
Fixed receiver interest rate swaps	(3)	—
Futures	(7,830)	—
Total financial derivatives–liabilities, at fair value	(16,559)	(1,863)
Total, net	$(4,720)	$6,929
Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of December 31, 2018 and 2017:
December 31, 2018:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2020	$86,000	$1,390	1.60%	2.50%	1.32
2021	165,600	2,099	2.09	2.63	2.52
2022	68,480	1,289	2.00	2.60	3.43
2023	23,600	695	1.88	2.51	4.36
2024	8,900	269	1.99	2.40	5.26
2025	47,722	(202)	2.57	2.67	6.17
2026	40,885	2,841	1.63	2.63	7.71
2027	30,000	845	2.29	2.58	8.34
2028	150,563	(4,486)	2.97	2.55	9.61
2043	12,380	(338)	2.99	2.61	24.38
2048	5,500	(391)	3.18	2.69	29.93
Total	$639,630	$4,011	2.26%	2.58%	5.77

December 31, 2017:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2018	$65,990	$187	0.97%	1.38%	0.43
2019	19,540	165	1.41	1.60	1.51
2020	131,900	1,514	1.60	1.41	2.39
2021	131,400	1,194	1.88	1.40	3.41
2022	79,044	736	1.97	1.39	4.48
2023	54,200	873	1.93	1.37	5.47
2024	8,900	142	1.99	1.34	6.26
2025	15,322	196	2.04	1.37	7.13
2026	40,885	2,230	1.63	1.36	8.71
2027	48,010	235	2.30	1.40	9.38
2043	12,380	(1,125)	2.99	1.41	25.38
Total	$607,571	$6,347	1.77%	1.40%	4.54

The following table provides information about the Company's fixed receiver interest rate swaps as of December 31, 2018 and 2017.
December 31, 2018:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$59,562	406	2.79%	2.72%	4.98
2028	18,870	295	2.79	2.89	9.97
2029	9,750	(3)	2.81	2.71	10.02
2048	5,000	143	2.78	2.98	29.97
Total	$93,182	$841	2.79%	2.77%	7.86

December 31, 2017:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$9,700	$563	1.36%	3.00%	7.54
Total	$9,700	$563	1.36%	3.00%	7.54

Interest Rate Swaptions
The following tables provide information about the Company's swaptions as of December 31, 2017. The Company did not hold any swaptions as of December 31, 2018.
December 31, 2017:

Option			Underlying Swap
Type	Fair Value	Months to Expiration	Notional Amount	Term (Years)	Fixed Rate
($ in thousands)
Fixed Payer	$181	7.0	$10,000	10	2.40%
Futures
The following tables provide information about the Company's short positions in futures as of December 31, 2018 and 2017.
December 31, 2018:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
U.S. Treasury Futures	$(301,300)	$(7,830)	2.76
December 31, 2017:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
U.S. Treasury Futures	$(25,800)	$171	2.63
TBAs
The Company transacts in the forward settling TBA market. Pursuant to these TBA transactions, the Company agrees to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. TBAs are generally liquid, have quoted market prices, and represent the most actively traded class of MBS. The Company uses TBAs to mitigate interest rate risk, typically in the form of short positions. However, from time to time, the Company also invests in TBAs as a means of acquiring additional exposure to Agency RMBS, or for speculative purposes, including holding long positions. Overall, the Company typically holds a net short position.
The Company does not generally take delivery of TBAs; rather, it settles the associated receivable and payable with its trading counterparties on a net basis. Transactions with the same counterparty for the same TBA that result in a reduction of the position are treated as extinguished.

As of December 31, 2018 and 2017, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	December 31, 2018				December 31, 2017
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$95,054	$95,967	$96,761	$794	$37,355	$38,065	$38,091	$26
Liabilities	—	—	—	—	75,789	79,570	79,304	(266)
	95,054	95,967	96,761	794	113,144	117,635	117,395	(240)
Sale contracts:
Assets	—	—	—	—	(358,279)	(372,219)	(371,843)	376
Liabilities	(289,012)	(291,438)	(293,974)	(2,536)	(328,576)	(341,134)	(341,603)	(469)
	(289,012)	(291,438)	(293,974)	(2,536)	(686,855)	(713,353)	(713,446)	(93)
Total TBA securities, net	$(193,958)	$(195,471)	$(197,213)	$(1,742)	$(573,711)	$(595,718)	$(596,051)	$(333)

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in Financial derivatives-assets at fair value and Financial derivatives-liabilities at fair value on the Consolidated Balance Sheet.

The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the years ended December 31, 2018 and 2017:

Derivative Type	Year Ended December 31, 2018	Year Ended December 31, 2017
	(In thousands)
Interest rate swaps	$606,315	$549,907
TBAs	577,864	796,813
Futures	255,538	30,092
Swaptions	5,385	4,615
Gains and losses on the Company's financial derivatives for the years ended December 31, 2018 and 2017 are summarized in the tables below:

	Year Ended December 31, 2018
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$1,037	$5,312	$6,349	$(432)	$(1,657)	$(2,089)
Swaptions		(249)	(249)		68	68
TBAs		11,608	11,608		(1,410)	(1,410)
Futures		1,670	1,670		(8,000)	(8,000)
Total	$1,037	$18,341	$19,378	$(432)	$(10,999)	$(11,431)

	Year Ended December 31, 2017
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(2,491)	$229	$(2,262)	$166	$3,232	$3,398
Swaptions		—	—		(68)	(68)
TBAs		(6,423)	(6,423)		(824)	(824)
Futures		(398)	(398)		99	99
Total	$(2,491)	$(6,592)	$(9,083)	$166	$2,439	$2,605
From time to time, the Company uses short positions in U.S. Treasury positions as a component of its interest rate hedging portfolio. As of December 31, 2018, the Company held short positions in U.S. Treasury securities, with a principal amount of $0.4 million and a fair value of $0.4 million. As of December 31, 2017, the Company held short positions in U.S. Treasury securities, with a principal amount of $82.5 million and a fair value of $81.3 million. Such securities are included on the Company's Consolidated Balance Sheet under the caption U.S. Treasury securities sold short, at fair value.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of December 31, 2018 and 2017, the Company had outstanding borrowings under repurchase agreements with 12 and 15 counterparties, respectively.

The following table details the Company's outstanding borrowings under repurchase agreements as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$512,505	2.45%	16	$410,628	1.41%	15
31-60 days	594,199	2.56	46	906,602	1.46	46
61-90 days	359,861	2.71	75	273,665	1.60	74
91-120 days	—	—	—	6,311	1.61	120
121-150 days	—	—	—	—	—	—
151-180 days	14,996	2.72	177	—	—	—
Total	$1,481,561	2.56%	44	$1,597,206	1.47%	43
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of December 31, 2018 and 2017, the fair value of RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.6 billion and $1.7 billion, respectively. Collateral transferred under outstanding borrowings as of December 31, 2018 includes RMBS in the amount of $74.4 million that were sold prior to period end but for which such sale had not yet settled. Collateral transferred under outstanding borrowings as of December 31, 2017 includes RMBS in the amount of $21.5 million that were sold prior to year end but for which such sale had not yet settled. In addition as of December 31, 2018, the Company was posting to repo counterparties net cash collateral of $3.8 million and was holding from repo counterparties securities with a fair value of $1.1 million, as a result of margin calls with various repo counterparties. As of December 31, 2017, the Company was posting to repo counterparties net cash collateral of $18.7 million and additional securities with a fair value of $2.5 million as a result of margin calls with various repo counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table reflects counterparties for which the amounts at risk relating to our repurchase agreements were greater than 10% of shareholders' equity as of December 31, 2018. There was no counterparty for which the amount at risk was greater than 10% of shareholders' equity as of December 31, 2017.
December 31, 2018:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
Wells Fargo Bank, N.A.	$20,214	41	13.1%
Royal Bank of Canada	16,563	43	10.8%
J.P. Morgan Securities LLC	16,057	39	10.4%

(1)	Amounts at risk exclude, in aggregate, $(43) thousand of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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

The following tables present information about certain assets and liabilities representing financial instruments as of December 31, 2018 and 2017. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
December 31, 2018:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$11,839	$(7,016)	$—	$(151)	$4,672
Reverse repurchase agreements	379	(379)	—	—	—
Liabilities:
Financial derivatives–liabilities	(16,559)	7,016	—	9,321	(222)
Repurchase agreements	(1,481,561)	379	1,477,377	3,805	—

(1)	In the Company's Consolidated Balance Sheet, all balances associated with the repurchase agreements and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December 31, 2018 were $1.57 billion. As of December 31, 2018 total cash collateral on financial derivative assets and liabilities excludes $5.1 million and $4.6 million respectively of net excess cash collateral.

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

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of December 31, 2018 and 2017, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(In thousands except for share amounts)	2018	2017
Numerator:
Net income (loss)	$(11,295)	$10,788
Denominator:
Basic and diluted weighted average shares outstanding	12,811,366	11,601,979
Basic and diluted earnings per share	$(0.88)	$0.93
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
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For the years ended December 31, 2018 and 2017, the total management fee incurred was $2.5 million and $2.7 million, respectively.
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
For the years ended December 31, 2018 and 2017, the Company reimbursed the Manager $2.0 million and $2.1 million, respectively, for previously incurred operating and compensation expenses.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of December 31, 2018 and 2017, there were 12,507,213 and 13,340,217 common shares outstanding, respectively. No preferred shares have been issued.
During the years ended December 31, 2018 and 2017, the Board of Directors authorized dividends totaling $1.45 per share and $1.57 per share, respectively. Total dividends declared during the years ended December 31, 2018 and 2017 were $18.4 million and $18.9 million, respectively.
On September 12, 2018, the Company's Board of Trustees authorized the issuance of 13,144 shares to its independent trustees pursuant to director share award agreements. Such shares will vest and become non-forfeitable on September 11, 2019.
On December 11, 2018, the Company's Board of Trustees authorized the issuance of 6,232 restricted common shares to certain of its partially dedicated employees pursuant to employee share award agreements. Such restricted common shares are subject to forfeiture restrictions that will lapse on December 11, 2019 with respect to 3,117 common shares and December 11, 2020 with respect to 3,115 common shares.
Detailed below is a roll forward of the Company's common shares outstanding for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Common Shares Outstanding (12/31/2017 and 12/31/2016, respectively)	13,340,217	9,130,897
Share Activity:
Shares issued	—	4,194,968
Restricted shares issued	19,376	14,389
Shares repurchased	(852,380)	—
Forfeiture of common shares to satisfy tax withholding obligations	—	(37)
Common Shares Outstanding (12/31/2018 and 12/31/2017, respectively)	12,507,213	13,340,217
Unvested restricted shares outstanding (12/31/2018 and 12/31/2017, respectively)	21,159	15,945

The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at December 31, 2018:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	13,144	September 12, 2018	September 11, 2019
Partially dedicated employees:
	3,117	December 11, 2018	December 11, 2019
	3,115	December 11, 2018	December 11, 2020
	1,783	December 12, 2017	December 12, 2019

(1)	Date at which such restricted shares will vest and become non-forfeitable.
As of December 31, 2018, there were 321,085 shares available for future issuance under the Company's 2013 Equity Incentive Plan.
On June 13, 2018, the Company's Board of Trustees approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. This program superseded the program that was previously adopted on February 6, 2018. During the year ended December 31, 2018, the Company purchased 852,380 of its common shares at an aggregate cost of $9.4 million, and an average price per share of $11.01. From inception of the current share repurchase program adopted on June 13, 2018 through December 31, 2018, the Company purchased 224,213 of its common shares at an aggregate cost of $2.4 million, and an average price per share of $10.57.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of December 31, 2018 and 2017 and management is not aware of any significant contingencies at December 31, 2018.

12. Condensed Quarterly Financial Data (Unaudited)
Detailed below is unaudited quarterly information for the years ended December 31, 2018 and 2017.

(In thousands except for per share amounts)	Three-Month Period Ended March 31, 2018	Three-Month Period Ended June 30, 2018	Three-Month Period Ended September 30, 2018	Three-Month Period Ended December 31, 2018
INTEREST INCOME (EXPENSE)
Interest income	$13,426	$14,081	$13,171	$13,875
Interest expense	(7,248)	(7,668)	(8,519)	(9,084)
Total net interest income	6,178	6,413	4,652	4,791
EXPENSES
Management fees to affiliate	671	656	641	579
Professional fees	234	217	198	182
Compensation expense	189	187	136	79
Insurance expense	74	74	74	74
Other operating expenses	349	293	283	318
Total expenses	1,517	1,427	1,332	1,232
OTHER INCOME (LOSS)
Net realized gains (losses) on securities and financial derivatives	17,882	(10,816)	(4,344)	(6,721)
Change in net unrealized gains (losses) on securities and financial derivatives	(26,496)	7,616	1,970	(6,912)
Total other income (loss)	(8,614)	(3,200)	(2,374)	(13,633)
NET INCOME (LOSS)	$(3,953)	$1,786	$946	$(10,074)
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted(1)	$(0.30)	$0.14	$0.07	$(0.80)
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$0.37	$0.37	$0.37	$0.34

(1)
For the year ended December 31, 2018 the sum of EPS for the four quarters of the year does not equal EPS as calculated for the entire year (see Note 8) as a result of changes in shares during the year due to repurchases of common shares, as EPS is calculated using average shares outstanding during the period.

(In thousands except for per share amounts)	Three-Month Period Ended March 31, 2017	Three-Month Period Ended June 30, 2017	Three-Month Period Ended September 30, 2017	Three-Month Period Ended December 31, 2017
INTEREST INCOME (EXPENSE)
Interest income	$12,329	$10,883	$12,867	$13,111
Interest expense	(3,179)	(4,020)	(5,719)	(6,129)
Total net interest income	9,150	6,863	7,148	6,982
EXPENSES
Management fees to affiliate	527	685	741	725
Professional fees	175	178	157	227
Compensation expense	159	216	222	178
Insurance expense	82	74	74	74
Other operating expenses	329	284	287	308
Total expenses	1,272	1,437	1,481	1,512
OTHER INCOME (LOSS)
Net realized gains (losses) on securities and financial derivatives	(1,337)	(9,487)	(2,632)	1,699
Change in net unrealized gains (losses) on securities and financial derivatives	(4,489)	5,664	3,305	(6,376)
Total other income (loss)	(5,826)	(3,823)	673	(4,677)
NET INCOME (LOSS)	$2,052	$1,603	$6,340	$793
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted(1)	$0.22	$0.15	$0.48	$0.06
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$0.40	$0.40	$0.40	$0.37

(1)
For the year ended December 31, 2017 the sum of EPS for the four quarters of the year does not equal EPS as calculated for the entire year (see Note 8) as a result of changes in shares during the year due to issuances of common shares, as EPS is calculated using average shares outstanding during the period.

13. Subsequent Events
On March 4, 2019 the Company's Board of Trustees approved a dividend for the first quarter of 2019 in the amount of $0.34 per share payable on April 25, 2019 to shareholders of record as of March 29, 2019.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Company's internal control over financial reporting as of December 31, 2018. Their report appears on page 63 of this Annual Report on Form 10-K.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2019 annual shareholders' meeting.
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
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2019 annual shareholders' meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2019 annual shareholders' meeting.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2019 annual shareholders' meeting.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2019 annual shareholders' meeting.
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

10.1
Fifth Amended and Restated Management Agreement between Ellington Residential Mortgage REIT and Ellington Residential Mortgage Management LLC, dated as of March 13, 2018 (incorporated by reference to the Company's annual report on Form 10-K (File No. 001-35986), filed on March 14, 2018).

10.3+	2013 Equity Incentive Plan (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

10.4+	Form of Share Award Agreement (for trustees) (incorporated by reference to the Company's Current Report on Form 8-K, filed on September 25, 2013).

10.5+	Form of Share Award Agreement (for trustees) (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2014).

10.6+	Form of Share Award Agreement (for Ellington employees) (incorporated by reference to the Company's Current Report on Form 8-K filed on December 18, 2015).

10.7+	Form of Share Award Agreement (for Ellington employees) (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2016).

10.8+	Form of Indemnification Agreement (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 29, 2013).

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

10.12+
Retirement and Release Agreement by and between Lisa Mumford, Ellington Management Group, L.L.C., Ellington Financial LLC and Ellington Residential Mortgage REIT, dated March 30, 2018 (incorporated by reference to the Company's current report on Form 8-K (File No. 001-35896), filed on April 2, 2018).

Exhibit	Description
Continued
21.1	List of Subsidiaries

23.1	Consent of the Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Residential Mortgage REIT's Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	March 8, 2019	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
We, the undersigned officers and trustees of Ellington Residential Mortgage REIT, hereby severally constitute Laurence Penn, Daniel Margolis, Jason Frank and Christopher Smernoff, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and trustees to enable Ellington Residential Mortgage REIT to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the SEC, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ LAURENCE PENN	Chief Executive Officer, President and Trustee (Principal Executive Officer)	March 8, 2019
LAURENCE PENN

/s/ CHRISTOPHER SMERNOFF	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2019
CHRISTOPHER SMERNOFF

/s/ MICHAEL W. VRANOS	Trustee	March 8, 2019
MICHAEL W. VRANOS

/s/ THOMAS F. ROBARDS	Chairman of the Board	March 8, 2019
THOMAS F. ROBARDS

/s/ RONALD I. SIMON PH.D	Trustee	March 8, 2019
RONALD I. SIMON PH.D

/s/ ROBERT B. ALLARDICE, III	Trustee	March 8, 2019
ROBERT B. ALLARDICE, III

/s/ MENES O. CHEE	Trustee	March 8, 2019
MENES O. CHEE

/s/ DAVID MILLER	Trustee	March 8, 2019
DAVID MILLER