Form 10-Q
period 2019-03-31
Ellington Residential Mortgage REIT
filed 2019-05-09
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $0.01 par value per share	EARN	The New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2019
Common Shares of Beneficial Interest, $0.01 par value per share	12,467,103

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2019	December 31, 2018
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$44,263	$18,585
Mortgage-backed securities, at fair value	1,492,261	1,540,296
Due from brokers	34,753	24,051
Financial derivatives–assets, at fair value	5,489	11,839
Reverse repurchase agreements	38,835	379
Receivable for securities sold	27,926	74,197
Interest receivable	5,394	5,607
Other assets	812	612
Total Assets	$1,649,733	$1,675,566
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,427,147	$1,481,561
Payable for securities purchased	—	11,275
Due to brokers	4,084	1,325
Financial derivatives–liabilities, at fair value	11,107	16,559
U.S. Treasury securities sold short, at fair value	38,670	374
Dividend payable	4,239	4,252
Accrued expenses	671	838
Management fee payable to affiliate	595	579
Interest payable	5,070	4,981
Total Liabilities	1,491,583	1,521,744
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (12,467,103 and 12,507,213 shares issued and outstanding, respectively)	125	125
Additional paid-in-capital	230,527	230,888
Accumulated deficit	(72,502)	(77,191)
Total Shareholders' Equity	158,150	153,822
Total Liabilities and Shareholders' Equity	$1,649,733	$1,675,566

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended March 31,
	2019	2018
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$12,613	$13,426
Interest expense	(9,555)	(7,248)
Total net interest income	3,058	6,178
EXPENSES
Management fees to affiliate	595	671
Professional fees	229	234
Compensation expense	151	189
Insurance expense	74	74
Other operating expenses	319	349
Total expenses	1,368	1,517
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	(1,674)	1,927
Net realized gains (losses) on financial derivatives	(12,091)	15,955
Change in net unrealized gains (losses) on securities	21,971	(27,061)
Change in net unrealized gains (losses) on financial derivatives	(968)	565
Total other income (loss)	7,238	(8,614)
NET INCOME (LOSS)	$8,928	$(3,953)
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.72	$(0.30)

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2017	13,340,217	$134	—	$—	$240,062	$(47,493)	$192,703
Share based compensation					49		49
Repurchase of common shares	(512,367)	(6)	—	—	(5,735)		(5,741)
Dividends declared(1)						(4,746)	(4,746)
Net income (loss)						(3,953)	(3,953)
BALANCE, March 31, 2018	12,827,850	$128	—	$—	$234,376	$(56,192)	$178,312

BALANCE, December 31, 2018	12,507,213	$125	—	$—	$230,888	$(77,191)	$153,822
Share based compensation					53		53
Repurchase of common shares	(40,110)	—	—	—	(414)		(414)
Dividends declared(1)						(4,239)	(4,239)
Net income (loss)						8,928	8,928
BALANCE, March 31, 2019	12,467,103	125	—	—	230,527	(72,502)	158,150

(1)	For the three-month periods ended March 31, 2019 and 2018, dividends totaling $0.34 and $0.37, respectively, per common share outstanding, were declared.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three-Month Period Ended March 31,
	2019	2018(1)
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$8,928	$(3,953)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	1,674	(1,927)
Change in net unrealized (gains) losses on securities	(21,971)	27,061
Net realized (gains) losses on financial derivatives	12,091	(15,955)
Change in net unrealized (gains) losses on financial derivatives	968	(565)
Amortization of premiums and accretion of discounts (net)	3,065	3,123
Share based compensation	53	49
(Increase) decrease in assets:
Interest receivable	213	139
Other assets	(200)	52
Increase (decrease) in liabilities:
Accrued expenses	(167)	183
Interest payable	89	367
Management fees payable to affiliate	16	(54)
Net cash provided by (used in) operating activities	4,759	8,520
Cash flows provided by (used in) investing activities:
Purchases of securities	(492,149)	(271,590)
Proceeds from sale of securities	558,621	214,246
Principal repayments of mortgage-backed securities	33,983	42,348
Proceeds from investments sold short	174,823	443,964
Repurchase of investments sold short	(136,719)	(476,886)
Proceeds from disposition of financial derivatives	6,232	18,417
Purchase of financial derivatives	(15,264)	(3,084)
Payments made on reverse repurchase agreements	(938,023)	(7,682,238)
Proceeds from reverse repurchase agreements	899,567	7,719,081
Due from brokers, net	(6,641)	(1,548)
Due to brokers, net	(5)	480
Net cash provided by (used in) investing activities	84,425	3,190

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three-Month Period Ended March 31,
	2019	2018(1)
Cash flows provided by (used in) financing activities:
Repurchase of common shares	(414)	(5,741)
Dividends paid	(4,252)	(4,936)
Borrowings under repurchase agreements	538,285	268,450
Repayments of repurchase agreements	(592,699)	(276,337)
Due from brokers, net	(3,966)	(3,238)
Due to brokers, net	(460)	—
Cash provided by (used in) financing activities	(63,506)	(21,802)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,678	(10,092)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,585	56,117
CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,263	$46,025
Supplemental disclosure of cash flow information:
Interest paid	$9,466	$6,881
Dividends payable	$4,239	$4,746

(1)	Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP." Entities in which the Company has a controlling financial interest, through ownership of the majority of the entities' voting equity interests, or through other contractual rights that give the Company control, are consolidated by the Company. All inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material. In management's opinion, all material adjustments considered necessary for a fair statement of the Company's interim consolidated financial statements have been included and are only of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
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

•
Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that the Company generally includes in this category are Agency RMBS, U.S. Treasury securities, certain non-Agency RMBS, and actively traded derivatives such as TBAs, interest rate swaps, and swaptions; and

•
Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. Currently, this category includes certain RMBS, such as certain non-Agency RMBS and certain Agency interest only securities, or "IOs," where there is less price transparency.

For certain financial instruments, the various inputs that management uses to measure fair value may fall into different levels of the fair value hierarchy. For each such financial instrument, the determination of which category within the fair value hierarchy is appropriate is based on the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the various inputs that management uses to measure fair value, with the highest priority given to inputs that are observable and reflect quoted prices (unadjusted) for identical assets or liabilities in active markets (Level 1), and the lowest priority given to inputs that are unobservable and significant to the fair value measurement (Level 3). The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. The Company may use valuation techniques consistent with the market and income approaches to measure the fair value of its assets and liabilities. The market approach uses third-party valuations and information obtained from market transactions involving identical or similar assets or liabilities. The income approach uses projections of the future economic benefits of an instrument to determine its fair value, such as in the discounted cash flow methodology. The inputs or methodology used for valuing financial instruments are not necessarily an indication of the risk associated with investing in these financial instruments. The leveling of each financial instrument is reassessed at the end of each period. Transfers between levels of the fair value hierarchy are assumed to occur at the end of the reporting period.
Summary Valuation Techniques
For financial instruments that are traded in an "active market," the best measure of fair value is the quoted market price. However, many of the Company's financial instruments are not traded in an active market. Therefore, management generally uses third-party valuations when available. If third-party valuations are not available, management uses other valuation techniques, such as the discounted cash flow methodology. The following are summary descriptions, for the various categories of financial instruments, of the valuation methodologies management uses in determining fair value of the Company's financial instruments in such categories. Management utilizes such methodologies to assign a fair value (the estimated price that, in an orderly transaction at the valuation date, would be received to sell an asset, or paid to transfer a liability, as the case may be) to each such financial instrument.
For the Company's RMBS investments and TBAs, management seeks to obtain at least one third-party valuation, and often obtains multiple valuations when available. Management has been able to obtain third-party valuations on the vast majority of these instruments and expects to continue to solicit third-party valuations in the future. Management generally values each financial instrument at the average of third-party valuations received and not rejected as described below. Third-party valuations are not binding, management may adjust the valuations it receives (e.g., downward adjustments for odd lots), and management may challenge or reject a valuation when, based on its validation criteria, management determines that such valuation is unreasonable or erroneous. Furthermore, based on its validation criteria, management may determine that the average of the third-party valuations received for a given instrument does not result in what management believes to be the fair value of such instrument, and in such circumstances management may override this average with its own good faith valuation. The validation criteria may take into account output from management's own models, recent trading activity in the same or similar instruments, and valuations received from third parties. The use of proprietary models requires the use of a significant amount of judgment and the application of various assumptions including, but not limited to, assumptions concerning future prepayment rates and default rates.
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
(C) Accounting for Securities: Purchases and sales of securities are recorded on trade date and realized and unrealized gains and losses are calculated based on identified cost.
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
The Company evaluates the cost basis of its Agency IOs and non-Agency RMBS for other-than-temporary impairment, or "OTTI," on at least a quarterly basis. When the fair value of a security is less than its amortized cost basis as of the balance sheet date, the security is considered impaired, and the impairment is designated as either temporary or other-than-temporary. When a security's cost basis is impaired, an OTTI is considered to have occurred if (i) the Company intends to sell the security (i.e., a decision has been made as of the reporting date), (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or (iii) the Company does not expect to recover the security's amortized cost basis, even if the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security. If any of these conditions exist as of the financial reporting date, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted. Any resulting OTTI adjustments made to the amortized cost basis of the security are reflected in Net realized gains (losses) on securities, on the Consolidated Statement of Operations.
(D) Interest Income: Coupon interest income on investment securities is accrued based on the outstanding principal balance or notional amount and the current coupon rate on each security. The Company amortizes purchase premiums and accretes purchase discounts on its fixed-income securities. For RMBS that are deemed to be of high credit quality at the time of purchase, premiums and discounts are generally amortized/accreted into interest income over the life of such securities using the effective interest method. For such RMBS whose cash flows vary depending on prepayments, an effective yield retroactive to the time of purchase is periodically recomputed based on actual prepayments and changes in projected prepayment activity, and a catch-up adjustment, or "Catch-up Premium Amortization Adjustment," is made to amortization to reflect the cumulative impact of the change in effective yield. For RMBS that are deemed not to be of high credit quality at the time of purchase, interest income is recognized based on the effective interest method. For purposes of determining the effective interest rate, management estimates the future expected cash flows of its investment holdings based on assumptions including, but not limited to, assumptions for future prepayment rates, default rates, and loss severities (each of which may in turn incorporate various macro-economic assumptions, such as future housing prices). These assumptions are re-evaluated not less than quarterly. Principal write-offs are generally treated as realized losses. Changes in projected cash flows, as applied to the current amortized cost of the security, may result in a prospective change in the yield/interest income recognized on such securities.
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
TBA Securities: The Company transacts in the forward settling TBA market. A TBA position is a forward contract for the purchase ("long position") or sale ("short position") of Agency RMBS at a predetermined price, face amount, issuer, coupon, and maturity on an agreed-upon future delivery date. For each TBA contract and delivery month, a uniform settlement date for all market participants is determined by the Securities Industry and Financial Markets Association. The specific Agency RMBS to be delivered into the contract at the settlement date are not known at the time of the transaction. The Company typically does not take delivery of TBAs, but rather enters into offsetting transactions and settles the associated receivable and payable balances with its counterparties. The Company uses TBAs to mitigate interest rate risk, usually by taking short positions. From time to time, the Company also invests in TBAs as a means of acquiring additional exposure to Agency RMBS, or for speculative purposes, including holding long positions. Overall, the Company typically holds a net short position.
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
(J) Securities Sold Short: The Company may purchase or engage in short sales of U.S. Treasury securities to mitigate the potential impact of changes in interest rates on the performance of its portfolio. When the Company sells securities short, it typically satisfies its security delivery settlement obligation by borrowing or purchasing the security sold short from the same or a different counterparty. When borrowing a security sold short from a counterparty, the Company generally is required to deliver cash or securities to such counterparty as collateral for the Company's obligation to return the borrowed security.
The Company has chosen to make the fair value election pursuant to ASC 825-10, Financial Instruments, for its securities sold short. Electing the fair value option allows the Company to record changes in fair value in the Consolidated Statement of Operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner. As such, securities sold short are recorded at fair value on the Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on the Consolidated Statement of Operations as a component of Change in net unrealized gains (losses) on securities. A realized gain or loss will be recognized upon the termination of a short sale if the market price is less or greater than the original sale price. Such realized gain or loss is recorded on the Company's Consolidated Statement of Operations in Net realized gains (losses) on securities.

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
(Q) Income Taxes: The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company is generally not subject to corporate-level federal and state income tax on net income it distributes to its shareholders. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including the distribution of at least 90% of its annual taxable income to shareholders. Even if the Company qualifies as a REIT, it may be subject to certain federal, state, local and foreign taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state, and local income taxes and may be precluded from qualifying as a REIT for the four taxable years following the year in which the Company fails to qualify as a REIT.
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or to 2018, 2017, 2016, or 2015 (its open tax years). In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period, 2018, 2017, 2016, and 2015 (its open tax years). The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any of such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.
(R) Recent Accounting Pronouncements: In August 2018, the Financial Accounting Standards Board, or "FASB," issued ASU 2018-13, Fair Value Measurement—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). This amends ASC 820, Fair Value Measurement, to remove or modify various current disclosure requirements related to fair value measurement. Additionally ASU 2018-13 requires certain additional disclosures around fair value measurement. ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those years, with early adoption permitted. Entities are permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. The Company has elected to early adopt the removal and modification of various disclosure requirements in accordance with ASU 2018-13; early adoption has not had a material impact on the Company's consolidated financial statements. The Company has elected not to early adopt the additional disclosure requirements. The adoption of the additional disclosure requirements, as required under ASU 2018-13, is not expected to have a material impact on the Company's consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). This amends ASC 230, Statement of Cash Flows, to clarify how certain cash receipts and payments should be classified on the statement of cash flows. The updates that most affect the Company relate to classifying each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows and identifying such receipts and payments as operating, investing, or financing activities. The adoption of ASU 2016-15 did not have a material impact on the Company's consolidated financial statements and has been retrospectively applied.
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at March 31, 2019 and December 31, 2018, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or government-sponsored enterprise, or "GSE." The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.
By RMBS Type
March 31, 2019:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Agency RMBS:
15-year fixed-rate mortgages	$137,382	$2,853	$140,235	$1,791	$(834)	$141,192	3.57%	3.03%	4.88
20-year fixed-rate mortgages	37,455	1,583	39,038	327	(239)	39,126	4.24%	3.55%	4.99
30-year fixed-rate mortgages	1,134,722	51,699	1,186,421	9,498	(12,191)	1,183,728	4.22%	3.46%	7.54
Adjustable rate mortgages	26,316	1,296	27,612	48	(519)	27,141	4.08%	2.83%	3.37
Reverse mortgages	70,531	6,028	76,559	93	(620)	76,032	4.66%	2.86%	5.38
Interest only securities	n/a	n/a	14,663	363	(1,154)	13,872	4.40%	6.46%	3.63
Total Agency RMBS	1,406,406	63,459	1,484,528	12,120	(15,557)	1,481,091	4.19%	3.41%	6.79
Non-Agency RMBS	13,576	(4,549)	9,027	2,154	(11)	11,170	4.16%	11.21%	5.36
Total RMBS	$1,419,982	$58,910	$1,493,555	$14,274	$(15,568)	$1,492,261	4.19%	3.45%	6.77

(1)	Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.

(2)
Average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

December 31, 2018:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Agency RMBS:
15-year fixed-rate mortgages	$135,537	$3,307	$138,844	$655	$(1,968)	$137,531	3.56%	2.88%	4.90
20-year fixed-rate mortgages	7,267	575	7,842	—	(337)	7,505	4.00%	2.53%	5.88
30-year fixed-rate mortgages	1,237,047	57,470	1,294,517	2,731	(23,734)	1,273,514	4.22%	3.48%	8.10
Adjustable rate mortgages	17,752	1,217	18,969	1	(727)	18,243	4.02%	2.63%	3.90
Reverse mortgages	70,991	6,331	77,322	5	(1,423)	75,904	4.61%	2.90%	5.58
Interest only securities	n/a	n/a	16,740	951	(1,325)	16,366	4.41%	9.00%	4.24
Total Agency RMBS	1,468,594	68,900	1,554,234	4,343	(29,514)	1,529,063	4.19%	3.45%	7.38
Non-Agency RMBS	13,755	(4,324)	9,431	1,806	(4)	11,233	4.38%	12.59%	5.69
Total RMBS	$1,482,349	$64,576	$1,563,665	$6,149	$(29,518)	$1,540,296	4.19%	3.50%	7.37

(1)	Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.

(2)
Average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

By Estimated Weighted Average Life
As of March 31, 2019:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$20,215	$20,172	4.47%	$2,784	$3,100	4.37%	$4,831	$4,706	4.88%
Greater than three years and less than seven years	573,297	573,158	4.40%	11,088	11,563	4.42%	3,634	1,735	4.18%
Greater than seven years and less than eleven years	859,319	862,372	4.02%	—	—	—%	2,705	2,586	3.12%
Greater than eleven years	14,388	14,163	3.93%	—	—	—%	—	—	—%
Total	$1,467,219	$1,469,865	4.17%	$13,872	$14,663	4.40%	$11,170	$9,027	4.16%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.

(2)	Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.
As of December 31, 2018:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$12,667	$12,796	4.69%	$1,129	$1,671	4.41%	$4,635	$3,975	4.96%
Greater than three years and less than seven years	394,733	399,895	4.26%	15,237	15,069	4.41%	2,500	2,366	5.89%
Greater than seven years and less than eleven years	1,086,032	1,105,538	4.14%	—	—	—%	4,098	3,090	2.99%
Greater than eleven years	19,265	19,265	4.10%	—	—	—%	—	—	—%
Total	$1,512,697	$1,537,494	4.17%	$16,366	$16,740	4.41%	$11,233	$9,431	4.38%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.

(2)	Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.
The following table reflects the components of interest income on the Company's RMBS for the three-month periods ended March 31, 2019 and 2018:

	Three-Month Period Ended March 31, 2019			Three-Month Period Ended March 31, 2018
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$16,269	$(4,146)	$12,123	$16,908	$(4,248)	$12,660
Non-Agency RMBS	112	132	244	169	86	255
Total	$16,381	$(4,014)	$12,367	$17,077	$(4,162)	$12,915
For the three-month periods ended March 31, 2019 and 2018 the Catch-up Premium Amortization Adjustment was $(0.9) million and $(0.2) million, respectively.
For the three-month period ended March 31, 2019, the Company recognized a charge of $1.1 million on the cost basis of its Agency IOs, which is included in Net realized gains (losses) on securities, on the Consolidated Statement of Operations. This charge recorded was due to an adverse change in cash flows resulting from an increase in prepayments.

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
March 31, 2019:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$141,192	$—	$141,192
20-year fixed-rate mortgages	—	39,126	—	39,126
30-year fixed-rate mortgages	—	1,183,728	—	1,183,728
Adjustable rate mortgages	—	27,141	—	27,141
Reverse mortgages	—	76,032	—	76,032
Interest only securities	—	10,556	3,316	13,872
Non-Agency RMBS	—	6,560	4,610	11,170
Mortgage-backed securities, at fair value	—	1,484,335	7,926	1,492,261
Financial derivatives–assets, at fair value:
TBAs	—	1,155	—	1,155
Interest rate swaps	—	4,334	—	4,334
Futures	—	—	—	—
Total financial derivatives–assets, at fair value	—	5,489	—	5,489
Total mortgage-backed securities and financial derivatives–assets, at fair value	$—	$1,489,824	$7,926	$1,497,750
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(38,670)	$—	$(38,670)
Financial derivatives–liabilities, at fair value:
TBAs	—	(2,572)	—	(2,572)
Interest rate swaps	—	(5,272)	—	(5,272)
Futures	(3,263)	—	—	(3,263)
Total financial derivatives–liabilities, at fair value	(3,263)	(7,844)	—	(11,107)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(3,263)	$(46,514)	$—	$(49,777)

December 31, 2018:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$137,531	$—	$137,531
20-year fixed-rate mortgages	—	7,505	—	7,505
30-year fixed-rate mortgages	—	1,273,514	—	1,273,514
Adjustable rate mortgages	—	18,243	—	18,243
Reverse mortgages	—	75,904	—	75,904
Interest only securities	—	13,534	2,832	16,366
Non-Agency RMBS	—	6,599	4,634	11,233
Mortgage-backed securities, at fair value	—	1,532,830	7,466	1,540,296
Financial derivatives–assets, at fair value:
TBAs	—	794	—	794
Interest rate swaps	—	11,045	—	11,045
Total financial derivatives–assets, at fair value	—	11,839	—	11,839
Total mortgage-backed securities and financial derivatives–assets, at fair value	$—	$1,544,669	$7,466	$1,552,135
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(374)	$—	$(374)
Financial derivatives–liabilities, at fair value:
TBAs	—	(2,536)	—	(2,536)
Interest rate swaps	—	(6,193)	—	(6,193)
Futures	(7,830)	—	—	(7,830)
Total financial derivatives–liabilities, at fair value	(7,830)	(8,729)	—	(16,559)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(7,830)	$(9,103)	$—	$(16,933)
The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value:
Three-month period ended March 31, 2019:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2018	$4,634	$2,832
Purchases	—	—
Proceeds from sales	—	—
Principal repayments	(453)	—
(Amortization)/accretion, net	85	(250)
Net realized gains (losses)	—	(663)
Change in net unrealized gains (losses)	344	535
Transfers:
Transfers into level 3	—	862
Transfers out of level 3	—	—
Ending balance as of March 31, 2019	$4,610	$3,316
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at March 31, 2019, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended March 31, 2019. For Level 3 financial instruments held by the Company as of March 31, 2019, change in net unrealized gains (losses) of $0.3 million and $0.4 million, for the three-month period ended March 31, 2019 relate to non-Agency RMBS and Agency RMBS, respectively.
At March 31, 2019, the Company transferred $0.9 million of RMBS from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
Three-month period ended March 31, 2018:

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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of March 31, 2018, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended March 31, 2018. For Level 3 financial instruments held by the Company as of March 31, 2018, change in net unrealized gains (losses) of $0.2 million and $0.5 million, for the three-month period ended March 31, 2018 relate to non-Agency RMBS and Agency RMBS, respectively.
At March 31, 2018, the Company transferred $1.6 million of RMBS from Level 2 to Level 3. Transfers between these hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of March 31, 2019 and December 31, 2018:
March 31, 2019:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$2,133	Market quotes	Non-Binding Third-Party Valuation	$76.15	$95.20	$88.88
Agency RMBS–Interest Only Securities	1,380	Market quotes	Non-Binding Third-Party Valuation	$10.67	$15.78	$13.95
Non-Agency RMBS	2,477	Discounted Cash Flows	Yield	3.4%	9.3%	7.4%
			Projected Collateral Prepayments	49.9%	63.6%	57.9%
			Projected Collateral Losses	2.5%	9.0%	4.1%
			Projected Collateral Recoveries	7.9%	15.3%	12.7%
			Projected Collateral Scheduled Amortization	17.5%	39.7%	25.3%
						100.0%
Agency RMBS–Interest Only Securities	1,936	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	327	1,186	712
			Projected Collateral Prepayments	40.3%	87.4%	66.7%
			Projected Collateral Scheduled Amortization	12.6%	59.7%	33.3%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.
December 31, 2018:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$2,745	Market quotes	Non-Binding Third-Party Valuation	$83.59	$86.59	$85.65
Non-Agency RMBS	1,889	Discounted Cash Flows	Yield	3.4%	5.4%	4.5%
			Projected Collateral Prepayments	50.2%	66.4%	56.6%
			Projected Collateral Losses	2.3%	8.6%	4.9%
			Projected Collateral Recoveries	7.5%	12.3%	9.6%
			Projected Collateral Scheduled Amortization	17.8%	39.9%	28.9%
						100.0%
Agency RMBS–Interest Only Securities	2,832	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	319	1,439	734
			Projected Collateral Prepayments	33.9%	79.5%	59.4%
			Projected Collateral Scheduled Amortization	20.5%	66.1%	40.6%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.

Third-party non-binding valuations are validated by comparing such valuations to internally generated prices based on the Company's models and, when available, to recent trading activity in the same or similar instruments. For those instruments valued using discounted cash flows, collateral prepayments, losses, recoveries, and scheduled amortization are projected over the remaining life of the collateral and expressed as a percentage of the collateral's current principal balance. For those assets valued using the LIBOR Option Adjusted Spread, or "OAS," valuation methodology, cash flows are projected using the Company's models over multiple interest rate scenarios, and these projected cash flows are then discounted using the LIBOR rates implied by each interest rate scenario. The LIBOR OAS of an asset is then computed as the unique constant yield spread that, when added to all LIBOR rates in each interest rate scenario generated by the model, will equate (a) the expected present value of the projected asset cash flows over all model scenarios to (b) the actual current market price of the asset. LIBOR OAS is therefore model-dependent. Generally speaking, LIBOR OAS measures the additional yield spread over LIBOR that an asset provides at its current market price after taking into account any interest rate options embedded in the asset.
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
The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$44,263	$44,263	$18,585	$18,585
Due from brokers	34,753	34,753	24,051	24,051
Reverse repurchase agreements	38,835	38,835	379	379
Liabilities:
Repurchase agreements	1,427,147	1,427,147	1,481,561	1,481,561
Due to brokers	4,084	4,084	1,325	1,325
Cash and cash equivalents includes cash held in an interest bearing overnight account, for which fair value equals the carrying value, and cash held in money market accounts, which are liquid in nature and for which fair value equals the carrying value; such assets are considered Level 1 assets. Due from brokers and Due to brokers include collateral transferred to or received from counterparties, along with receivables and payables for open and/or closed derivative positions. These receivables and payables are short term in nature and any collateral transferred consists primarily of cash; fair value of these items approximates carrying value and such items are considered Level 1 assets and liabilities. The Company's repurchase and reverse repurchase agreements are carried at cost, which approximates fair value due to their short term nature. Repurchase agreements and reverse repurchase agreements are classified as Level 2 assets and liabilities based on the adequacy of the collateral and their short term nature.
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

The following table details the fair value of the Company's holdings of financial derivatives as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$1,155	$794
Fixed payer interest rate swaps	4,334	10,201
Fixed receiver interest rate swaps	—	844
Total financial derivatives–assets, at fair value	5,489	11,839
Financial derivatives–liabilities, at fair value:
TBA securities sale contracts	(2,572)	(2,536)
Fixed payer interest rate swaps	(5,272)	(6,190)
Fixed receiver interest rate swaps	—	(3)
Futures	(3,263)	(7,830)
Total financial derivatives–liabilities, at fair value	(11,107)	(16,559)
Total, net	$(5,618)	$(4,720)
Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of March 31, 2019 and December 31, 2018:
March 31, 2019:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2020	$86,000	$700	1.60%	2.75%	1.07
2021	165,600	165	2.09	2.69	2.27
2022	60,700	416	1.98	2.70	3.13
2023	22,200	378	1.87	2.77	4.07
2025	12,000	(317)	2.78	2.63	5.92
2026	40,885	1,965	1.63	2.70	7.46
2027	30,000	(13)	2.29	2.74	8.10
2028	75,803	(3,103)	2.88	2.71	9.32
2043	12,380	(1,043)	2.99	2.70	24.13
2048	630	(86)	3.18	2.64	29.68
Total	$506,198	$(938)	2.12%	2.71%	4.73

December 31, 2018:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2020	$86,000	$1,390	1.60%	2.50%	1.32
2021	165,600	2,099	2.09	2.63	2.52
2022	68,480	1,289	2.00	2.60	3.43
2023	23,600	695	1.88	2.51	4.36
2024	8,900	269	1.99	2.40	5.26
2025	47,722	(202)	2.57	2.67	6.17
2026	40,885	2,841	1.63	2.63	7.71
2027	30,000	845	2.29	2.58	8.34
2028	150,563	(4,486)	2.97	2.55	9.61
2043	12,380	(338)	2.99	2.61	24.38
2048	5,500	(391)	3.18	2.69	29.93
Total	$639,630	$4,011	2.26%	2.58%	5.77
The following tables provide information about the Company's fixed receiver interest rate swaps as of March 31, 2019 and December 31, 2018.
March 31, 2019:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$15,000	$—	2.60%	2.29%	5.01
Total	$15,000	$—	2.60%	2.29%	5.01
December 31, 2018:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$59,562	$406	2.79%	2.72%	4.98
2028	18,870	295	2.79	2.89	9.97
2029	9,750	(3)	2.81	2.71	10.02
2048	5,000	143	2.78	2.98	29.97
Total	$93,182	$841	2.79%	2.77%	7.86
Futures
The following tables provide information about the Company's short positions in futures as of March 31, 2019 and December 31, 2018.
March 31, 2019:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
U.S. Treasury Futures	$(222,200)	$(3,263)	2.83

December 31, 2018:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
U.S. Treasury Futures	$(301,300)	$(7,830)	2.76
TBAs
The Company transacts in the forward settling TBA market. Pursuant to these TBA transactions, the Company agrees to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. TBAs are generally liquid, have quoted market prices, and represent the most actively traded class of MBS. The Company uses TBAs to mitigate interest rate risk, usually by taking short positions. From time to time, the Company also invests in TBAs as a means of acquiring additional exposure to Agency RMBS, or for speculative purposes, including holding long positions. Overall, the Company typically holds a net short position.
The Company does not generally take delivery of TBAs; rather, it settles the associated receivable and payable with its trading counterparties on a net basis. Transactions with the same counterparty for the same TBA that result in a reduction of the position are treated as extinguished.
As of March 31, 2019 and December 31, 2018, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	March 31, 2019				December 31, 2018
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$216,234	$221,029	$222,184	$1,155	$95,054	$95,967	$96,761	$794
	216,234	221,029	222,184	1,155	95,054	95,967	96,761	794
Sale contracts:
Liabilities	(367,422)	(371,954)	(374,526)	(2,572)	(289,012)	(291,438)	(293,974)	(2,536)
	(367,422)	(371,954)	(374,526)	(2,572)	(289,012)	(291,438)	(293,974)	(2,536)
Total TBA securities, net	$(151,188)	$(150,925)	$(152,342)	$(1,417)	$(193,958)	$(195,471)	$(197,213)	$(1,742)

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in Financial derivatives-assets at fair value and Financial derivatives-liabilities at fair value on the Consolidated Balance Sheet.

The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the three-month period ended March 31, 2019 and the year ended December 31, 2018:

Derivative Type	Three-Month Period Ended March 31, 2019	Year Ended December 31, 2018
	(In thousands)
Interest rate swaps	$634,350	$606,315
TBAs	508,228	577,864
Futures	268,750	255,538
Options	4,850	5,385

Gains and losses on the Company's financial derivatives for the three-month periods ended March 31, 2019 and 2018 are summarized in the tables below:

	Three-Month Period Ended March 31, 2019
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$1,014	$(1,969)	$(955)	$(334)	$(5,526)	$(5,860)
TBAs		(2,670)	(2,670)		325	325
Futures		(8,366)	(8,366)		4,567	4,567
Options		(100)	(100)		—	—
Total	$1,014	$(13,105)	$(12,091)	$(334)	$(634)	$(968)

	Three-Month Period Ended March 31, 2018
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$1,132	$2,441	$3,573	$(1,511)	$6,098	$4,587
Swaptions		—	—		205	205
TBAs		11,303	11,303		(1,944)	(1,944)
Futures		1,079	1,079		(2,283)	(2,283)
Total	$1,132	$14,823	$15,955	$(1,511)	$2,076	$565
From time to time, the Company uses short positions in U.S. Treasury positions as a component of its interest rate hedging portfolio. As of March 31, 2019, the Company held short positions in U.S. Treasury securities, with a principal amount of $38.0 million and a fair value of $38.7 million. As of December 31, 2018, the Company held short positions in U.S. Treasury securities, with a principal amount of $0.4 million and a fair value of $0.4 million. Such securities are included on the Company's Consolidated Balance Sheet under the caption U.S. Treasury securities sold short, at fair value.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of March 31, 2019 and December 31, 2018, the Company had outstanding borrowings under repurchase agreements with 13 and 12 counterparties, respectively.
The following table details the Company's outstanding borrowings under repurchase agreements as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$434,223	2.71%	12	$512,505	2.45%	16
31-60 days	564,614	2.70	45	594,199	2.56	46
61-90 days	417,264	2.69	76	359,861	2.71	75
91-120 days	—	—	—	—	—	—
121-150 days	11,046	2.68	143	—	—	—
151-180 days	—	—	—	14,996	2.72	177
Total	$1,427,147	2.70%	45	$1,481,561	2.56%	44
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of March 31, 2019 and December 31, 2018, the fair value of RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.5 billion and $1.6 billion, respectively. Collateral transferred under outstanding borrowings as of March 31, 2019 includes RMBS in the amount of $28.0 million that were sold prior to period end but for which such sale had not yet settled. Collateral transferred under outstanding borrowings as of December 31, 2018 includes RMBS in the amount of $74.4 million that were sold prior to year end but for which such sale had not yet settled. In addition as of March 31, 2019, the Company was posting to repo counterparties net cash collateral of $8.2 million and was holding from repo counterparties securities with a fair value of $1.0 million, as a result of margin calls with various repo counterparties. As of December 31, 2018, the Company was posting to repo counterparties net cash collateral of $3.8 million and additional securities with a fair value of $1.1 million as a result of margin calls with various repo counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table reflects counterparties for which the amounts at risk relating to our repurchase agreements were greater than 10% of shareholders' equity as of March 31, 2019 and December, 31, 2018, respectively.

March 31, 2019:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
J.P. Morgan Securities LLC	$18,199	42	11.5%
Wells Fargo Bank, N.A.	15,829	47	10.0%

(1)	Amounts at risk exclude, in aggregate, $394 thousand of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
December 31, 2018:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
Wells Fargo Bank, N.A.	$20,214	41	13.1%
Royal Bank of Canada	16,563	43	10.8%
J.P. Morgan Securities LLC	16,057	39	10.4%

(1)	Amounts at risk exclude, in aggregate, $(43) thousand of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
The following tables present information about certain assets and liabilities representing financial instruments as of March 31, 2019 and December 31, 2018. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
March 31, 2019:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$5,489	$(5,179)	$—	$(51)	$259
Reverse repurchase agreements	38,835	(38,835)	—	—	—
Liabilities:
Financial derivatives–liabilities	(11,107)	5,179	—	5,862	(66)
Repurchase agreements	(1,427,147)	38,835	1,380,082	8,230	—

(1)	In the Company's Consolidated Balance Sheet, all balances associated with the repurchase agreements and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of March 31, 2019 were $1.51 billion. As of March 31, 2019 total cash collateral (received) pledged on financial derivative assets and liabilities excludes $(0.1) million and $19.9 million respectively of net excess cash collateral.

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

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December 31, 2018 were $1.57 billion. As of December 31, 2018 total cash collateral on financial derivative assets and liabilities excludes $5.1 million and $4.6 million, respectively of net excess cash collateral.

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

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of March 31, 2019 and 2018, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three-month periods ended March 31, 2019 and 2018:

	Three-Month Period Ended March 31,
(In thousands except for share amounts)	2019	2018
Numerator:
Net income (loss)	$8,928	$(3,953)
Denominator:
Basic and diluted weighted average shares outstanding	12,467,913	13,224,214
Basic and diluted earnings per share	$0.72	$(0.30)
9. Related Party Transactions
Management Agreement
The Company is party to the Management Agreement, which has a current term that expires on September 24, 2019, and has been, and is expected to be, renewed automatically each year thereafter for an additional one-year period, subject to certain termination rights. The Company is externally managed and advised by the Manager. Pursuant to the terms of the Management Agreement, the Manager provides the Company with its management team, including its officers, and appropriate support personnel. The Company does not have any employees. The Manager is responsible for the day-to-day operations of the Company.

The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For the three-month periods ended March 31, 2019 and 2018, the total management fee incurred was $0.6 million and $0.7 million, respectively.
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
For the three-month periods ended March 31, 2019 and 2018, the Company reimbursed the Manager $0.8 million and $0.4 million, respectively, for previously incurred operating and compensation expenses. As of March 31, 2019 and December 31, 2018, the outstanding payable to the Manager for operating and compensation expenses was $0.5 million and $0.6 million, respectively, which are included in Accrued expenses on the Consolidated Balance Sheet.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of March 31, 2019 and December 31, 2018, there were 12,467,103 and 12,507,213 common shares outstanding, respectively. No preferred shares have been issued.

During the three-month periods ended March 31, 2019 and 2018, the Board of Directors authorized dividends totaling $0.34 per share and $0.37 per share, respectively. Total dividends declared during the three-month periods ended March 31, 2019 and 2018 were $4.2 million and $4.7 million, respectively.
Detailed below is a roll forward of the Company's common shares outstanding for the three-month periods ended March 31, 2019 and 2018:

	Three-Month Period Ended March 31,
	2019	2018
Common Shares Outstanding (12/31/2018 and 12/31/2017, respectively)	12,507,213	13,340,217
Share Activity:
Shares repurchased	(40,110)	(512,367)
Common Shares Outstanding (3/31/2019 and 3/31/2018, respectively)	12,467,103	12,827,850
Unvested restricted shares outstanding (3/31/2019 and 3/31/2018, respectively)	21,159	15,945
The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at March 31, 2019:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	13,144	September 12, 2018	September 11, 2019
Partially dedicated employees:
	3,117	December 11, 2018	December 11, 2019
	3,115	December 11, 2018	December 11, 2020
	1,783	December 12, 2017	December 12, 2019

(1)	Date at which such restricted shares will vest and become non-forfeitable.
As of March 31, 2019, there were 321,085 shares available for future issuance under the Company's 2013 Equity Incentive Plan.
On June 13, 2018, the Company's Board of Trustees approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. This program superseded the program that was previously adopted on February 6, 2018. During the three-month period ended March 31, 2019, the Company purchased 40,110 of its common shares at an aggregate cost of $0.4 million, and an average price per share of $10.34. From inception of the current share repurchase program adopted on June 13, 2018 through March 31, 2019, the Company purchased 264,323 of its common shares at an aggregate cost of $2.8 million, and an average price per share of $10.53.
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

In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of March 31, 2019 and December 31, 2018 and management is not aware of any significant contingencies at March 31, 2019.

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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account all information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; our use of and dependence on leverage; future changes with respect to the Federal National Mortgage Association, or "Fannie Mae," and Federal Home Loan Mortgage Corporation, or "Freddie Mac," and related events, including the lack of certainty as to the future roles of these entities and the U.S. Government in the mortgage market and changes to legislation and regulations affecting these entities; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities we own and intend to acquire; changes in rates of default and/or recovery rates on our non-Agency assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
We were formed through an initial strategic venture among affiliates of Ellington Management Group, L.L.C., an investment management firm and registered investment adviser with a 24-year history of investing in a broad spectrum of mortgage-backed securities, or "MBS," and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." As of March 31, 2019, the Blackstone Funds owned approximately 25% of our outstanding common shares. We are externally managed and advised by our Manager, an affiliate of Ellington.
We use leverage in our Agency RMBS strategy and, while we have not done so meaningfully to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of March 31, 2019, we had outstanding borrowings under repurchase agreements in the amount of $1.4 billion with 13 counterparties.
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
As of March 31, 2019, our book value per share was $12.69, as compared to $12.30 as of December 31, 2018.
Trends and Recent Market Developments

•
After four increases in 2018 to its target range for the federal funds rate, the U.S. Federal Reserve, or the "Federal Reserve," elected at both its January and March 2019 meetings to maintain the target range of 2.25%-2.50%. During the first quarter, LIBOR rates, which drive many of our financing costs, declined and the LIBOR yield curve flattened. One-month LIBOR decreased one basis point to end the quarter at 2.49% while three-month LIBOR fell 21 basis points to 2.60%. The spread between one- and three-month LIBOR narrowed to 11 basis points, down from 30 basis points at year end 2018.

•
In March 2019, the Federal Reserve announced that over the next six months, it will gradually end the tapering of its U.S. Treasury reinvestments. Beginning in May, the monthly tapering of U.S. Treasury reinvestments will decrease to $15 billion, from $30 billion, and the tapering will end altogether in September. The tapering of Agency RMBS will continue at $20 billion per month, but beginning in October, monthly paydowns from Agency RMBS up to the $20 billion monthly cap will be reinvested in U.S. Treasury securities.

•
Interest rates continued to decline during the first quarter, while the yield curve flattened for a ninth consecutive quarter; the 2-year U.S. Treasury yield fell 23 basis points to end the first quarter at 2.26%, while the 10-year U.S. Treasury yield declined 27 basis points to 2.41%. The spread between the 2-year and 10-year tightened to just 15 basis points, as compared to 20 basis points at year-end 2018. During a 6-day period in March, the yield on the 3-month U.S. Treasury bill exceeded that on the 10-year U.S. Treasury note.

•	Mortgage rates fell sharply in the first quarter, with the Freddie Mac Survey 30-year mortgage rate falling 49 basis points to end the quarter at 4.06%.

•
With the decrease in mortgage rates, prepayments are expected to increase. The Mortgage Bankers Association's Refinance Index, which measures refinancing application volumes, increased 144% quarter over quarter to its highest level since November 2016.

•
U.S. GDP growth for the first quarter of 2019 was 3.2%, up from 2.2% in the fourth quarter of 2018. Total unemployment fell slightly to 3.8% in March 2019, compared to 3.9% at the end of the fourth quarter.

•
For the first quarter, the Bloomberg Barclays US MBS Index generated a positive return of 2.17%, and a positive excess return (on a duration-adjusted basis) of 0.28% over the Bloomberg Barclays US Treasury Index. The Bloomberg Barclays US Corporate Bond Index generated a positive return of 5.14% and an excess return of 2.73%, while the Bloomberg Barclays US Corporate High Yield Bond Index generated a positive return of 7.26% and an excess return of 5.73%.

During the first quarter, the overall market weakness of the previous quarter reversed course, and most fixed income and equity assets performed well. Dovish messaging from the Federal Reserve soothed the stock and bond markets and sparked a market rally; domestic equity indexes rose, yield spreads on most credit assets and many Agency assets tightened, and market volatility declined. In the equity markets, the S&P 500, Russell 2000, and the Dow Jones Industrial Average all posted double-digit percentage increases for the quarter, with both the S&P 500 and the Dow Jones Industrial Average closing the quarter near record highs. In the debt markets, Agency RMBS had solid performance for the quarter, while U.S. corporate high yield and investment grade bonds performed extremely well.
Interest rates were range-bound for the first two months of the quarter before dropping in March. At quarter-end, the yield on the 10-year U.S. Treasury note had declined to 2.41%, down 83 basis points from early November. Meanwhile, the yield curve continued to flatten, with a portion of the curve even inverting for a week in March, again stoking fears of a full yield curve inversion, and whether that might signal a looming recession. The Federal Reserve appeared to end its rate hiking cycle and also announced a slowdown of its balance sheet runoff; in Europe, the European Central Bank introduced new stimulus measures in response to slowing growth, including a recession in Italy.

Portfolio Overview and Outlook
As of March 31, 2019, our mortgage-backed securities portfolio consisted of $1.364 billion of fixed-rate Agency "specified pools," $27.1 million of Agency RMBS backed by adjustable rate mortgages, or "Agency ARMs," $76.0 million of Agency reverse mortgage pools, $13.9 million of Agency interest only securities, or "Agency IOs," and $11.2 million of non-Agency RMBS. Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and mortgages with various other characteristics.
Our overall RMBS portfolio decreased by 3.1% to $1.492 billion as of March 31, 2019, as compared to $1.540 billion as of December 31, 2018. Our overall debt-to-equity ratio, adjusted for unsettled purchases and sales, decreased to 8.9:1 as of March 31, 2019 from 9.2:1 as of December 31, 2018, as a result of our slightly smaller portfolio and higher equity base period over period. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
During the first quarter, we increased both our long TBA holdings that we hold for investment purposes, as well as our short TBA positions that we use for hedging purposes. At March 31, 2019, we had $216.2 million in notional amount of long TBAs, as compared to $95.1 million as of December 31, 2018. Also as of March 31, 2019, we had short TBAs of $374.5 million, as compared to $294.0 million as of December 31, 2018. As a result of these TBA position changes and the slight decrease in our overall RMBS portfolio, our net mortgage assets-to-equity ratio—which we define as the net aggregate market value of our mortgage-backed securities (including the underlying market values of our long and short TBA positions) divided by total shareholders' equity—decreased slightly period over period to 8.5:1 as of March 31, 2019 from 8.7:1 as of December 31, 2018, but was still meaningfully higher than the quarter-end average over the three years ended December 31, 2018 of 6.4:1. TBAs are forward-settling Agency RMBS where the mortgage pass-through certificates to be delivered are "To-Be-Announced."
During the first quarter, we benefited from strong performance in our Agency RMBS portfolio. Declining interest rates and tightening yield spreads on many Agency RMBS generated net realized and unrealized gains on our Agency assets. Additionally, outperformance of specified pools compared to TBAs, in the form of higher pay-ups for specified pools, also contributed to results, as we continued to concentrate our long investments in specified pools, as opposed to TBAs. Pay-ups are price premiums for specified pools relative to their TBA counterparts. Increasing prepayment expectations related to declining mortgage rates were the key drivers of the expansion in specified pool pay-ups. Average pay-ups on our specified pools increased to 0.99% as of March 31, 2019, as compared to 0.58% as of December 31, 2018. Meanwhile, declining interest rates during the quarter led to losses on our interest rate hedges, and these hedging losses partially offset the gains on our assets. During the quarter we continued to hedge interest rate risk, primarily through the use of interest rate swaps, short positions in TBAs, U.S. Treasury securities, and futures.
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
Our non-Agency RMBS performed well during the quarter, driven by strong net interest income and net unrealized gains. Fundamentals underlying non-Agency RMBS remain strong, led by a stable housing market. Our total investment in non-Agency RMBS was $11.2 million as of both March 31, 2019 and December 31, 2018. To the extent that more attractive entry points develop in non-Agency RMBS, we may increase our capital allocation to this sector.
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended March 31, 2019, December 31, 2018, September 30, 2018, June, 30, 2018, and March 31, 2018.

	Three-Month Period Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018(2)
Three-Month Constant Prepayment Rates(1)	6.0%	6.6%	8.4%	8.2%	7.0%

(1)	Excludes Agency fixed-rate RMBS without any prepayment history.

(2)	Prior period calculation methodology has been conformed to current period calculation methodology.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of March 31, 2019 and December 31, 2018.

		March 31, 2019			December 31, 2018
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	3.00	$5,584	$5,650	47	$6,905	$6,905	47
	3.50	107,178	109,962	20	106,128	107,564	22
	4.00	24,620	25,580	16	22,504	23,062	16
Total 15-year fixed-rate mortgages		137,382	141,192	21	135,537	137,531	22
20-year fixed-rate mortgages:
	4.00	19,349	20,108	23	7,267	7,505	42
	4.50	18,106	19,018	11	—	—	—
Total 20-year fixed-rate mortgages		37,455	39,126	17	7,267	7,505	42
30-year fixed-rate mortgages:
	3.00	24,904	24,891	41	25,703	25,158	38
	3.03	435	437	81	440	433	78
	3.25	971	1,009	27	976	984	24
	3.28	220	222	81	222	217	78
	3.50	227,210	232,099	38	241,264	242,232	33
	3.75	3,234	3,325	20	3,251	3,289	17
	4.00	422,532	439,475	29	435,855	446,919	26
	4.50	246,498	259,735	27	329,446	342,813	19
	5.00	122,212	130,236	21	111,267	117,328	20
	5.50	66,285	70,581	10	68,454	72,477	8
	6.00	20,221	21,718	7	20,169	21,664	4
Total 30-year fixed-rate mortgages		1,134,722	1,183,728	28	1,237,047	1,273,514	24
Total fixed-rate Agency RMBS		$1,309,559	$1,364,046	27	$1,379,851	$1,418,550	24
For the three-month period ended March 31, 2019, prices on our Agency RMBS portfolio generally rose, and we had total net realized and unrealized gains on our Agency RMBS of $20.1 million, or $1.61 per share. Our Agency RMBS portfolio turnover was 16% for the quarter. In addition, we had total net realized and unrealized gains of $0.3 million, or $0.03 per share, on our non-Agency RMBS portfolio.
During the three-month period ended March 31, 2019, we continued to hedge interest rate risk, primarily through the use of interest rate swaps and short positions in TBAs, U.S. Treasury securities, and futures. For the quarter, we had total net realized and unrealized losses of $(13.2) million, or $(1.06) per share, on our interest rate hedging portfolio, as interest rates decreased. In our hedging portfolio, the relative proportion (based on 10-year equivalents1) of short positions in TBAs increased period over period relative to our other interest rate hedges, as we decreased our overall exposure to Agency RMBS. The relative makeup of our interest rate hedging portfolio can change materially from period to period.
1"10-year equivalents" for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates.

After giving effect to a first quarter dividend of $0.34 per share, our book value per share increased to $12.69 as of March 31, 2019, from $12.30 as of December 31, 2018, and we had an economic return of 5.9% for the three-month period ended March 31, 2019. Economic return is computed by adding back dividends declared to ending book value per share, and comparing that amount to book value per share as of the beginning of the quarter.
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. As of March 31, 2019 and December 31, 2018, our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 4.1% and 2.7%, respectively. Excluding TBA positions used to hedge our specified pool holdings, our Agency premium as a percentage of fair value was approximately 4.1% and 2.9% as of March 31, 2019 and December 31, 2018, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
We believe that our adaptive and active style of portfolio management is well suited to the current MBS market environment, which continues to be shaped by interest rate risk, prepayment risk, shifting central bank and government policies, regulatory changes, and developing technologies.
Financing
Over the course of the three-month period ended March 31, 2019 our cost of borrowing through repurchase agreements increased. Short-term LIBOR rates were higher in the first quarter than they had been in most of the third and fourth quarters of last year, and as many of our lower cost borrowings (initiated when short-term LIBOR rates were lower) have matured, they have been replaced by borrowings based on more recent, higher short-term LIBOR rates. Our average borrowing cost of repo for the three-month period ended March 31, 2019 was 2.70%, as compared to 2.44% for the three-month period ended December 31, 2018.
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
Our debt-to-equity ratio was 9.0:1 as of March 31, 2019, as compared to 9.6:1 as of December 31, 2018. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 8.9:1 as of March 31, 2019, as compared to 9.2:1 as of December 31, 2018. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
Critical Accounting Policies
Our unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP." Entities in which we have a controlling financial interest, through ownership of the majority of the entities' voting equity interests, or through other contractual rights that give us control, are consolidated by us. All inter-company balances and transactions have been eliminated.
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
We follow the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or to 2018, 2017, 2016, or 2015 (its open tax years). In the normal course of business, we may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period, 2018, 2017, 2016, and 2015 (our open tax years). We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions; we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in the consolidated financial statements included in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
Investment portfolio
The following tables summarize our securities portfolio as of March 31, 2019 and December 31, 2018:

	March 31, 2019					December 31, 2018
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed-rate mortgages	$137,382	$141,192	$102.77	$140,235	$102.08	$135,537	$137,531	$101.47	$138,844	$102.44
20-year fixed-rate mortgages	37,455	39,126	104.46	39,038	104.23	7,267	7,505	103.28	7,842	107.91
30-year fixed-rate mortgages	1,134,722	1,183,728	104.32	1,186,421	104.56	1,237,047	1,273,514	102.95	1,294,517	104.65
ARMs	26,316	27,141	103.13	27,612	104.92	17,752	18,243	102.77	18,969	106.86
Reverse mortgages	70,531	76,032	107.80	76,559	108.55	70,991	75,904	106.92	77,322	108.92
Total Agency RMBS	1,406,406	1,467,219	104.32	1,469,865	104.51	1,468,594	1,512,697	103.00	1,537,494	104.69
Non-Agency RMBS	13,576	11,170	82.28	9,027	66.49	13,755	11,233	81.66	9,431	68.56
Total RMBS(2)	1,419,982	1,478,389	104.11	1,478,892	104.15	1,482,349	1,523,930	102.81	1,546,925	104.36
Agency IOs	n/a	13,872	n/a	14,663	n/a	n/a	16,366	n/a	16,740	n/a
Total mortgage-backed securities		1,492,261		1,493,555			1,540,296		1,563,665
U.S. Treasury securities sold short	(37,960)	(38,670)	101.87	(38,554)	101.56	(360)	(374)	103.89	(362)	100.56
Reverse repurchase agreements	38,835	38,835	100.00	38,835	100.00	379	379	100.00	379	100.00
Total		$1,492,426		$1,493,836			$1,540,301		$1,563,682

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Excludes Agency IOs.
The vast majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency CMOs. As of both March 31, 2019 and December 31, 2018, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
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

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of March 31, 2019 and December 31, 2018:

(In thousands)	March 31, 2019	December 31, 2018
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$1,155	$794
Fixed payer interest rate swaps	4,334	10,201
Fixed receiver interest rate swaps	—	844
Total financial derivatives–assets, at fair value	5,489	11,839
Financial derivatives–liabilities, at fair value:
TBA securities sale contracts	(2,572)	(2,536)
Fixed payer interest rate swaps	(5,272)	(6,190)
Fixed receiver interest rate swaps	—	(3)
Futures	(3,263)	(7,830)
Total financial derivatives–liabilities, at fair value	(11,107)	(16,559)
Total	$(5,618)	$(4,720)
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
As of March 31, 2019, as part of our interest rate hedging program, we also held short positions in U.S. Treasury securities, with a total principal amount of $38.0 million and a fair value of $38.7 million. As of December 31, 2018, we also held short positions in U.S. Treasury securities, with a total principal amount of $0.4 million and a fair value of $0.4 million.
The composition and relative mix of our hedging instruments may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.

Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of March 31, 2019 and 2018. We had no other borrowings outstanding.

	March 31, 2019			December 31, 2018
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$434,223	2.71%	12	$512,505	2.45%	16
31-60 days	564,614	2.70	45	594,199	2.56	46
61-90 days	417,264	2.69	76	359,861	2.71	75
121-150 days	11,046	2.68	143	—	—	—
151-180 days	—	—	—	14,996	2.72	177
Total	$1,427,147	2.70%	45	$1,481,561	2.56%	44
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of March 31, 2019 and December 31, 2018, our total debt-to-equity ratio was 9.0:1 and 9.6:1, respectively. Collateral transferred with respect to our outstanding repo borrowings as of March 31, 2019 and December 31, 2018 had an aggregate fair value of $1.5 billion and $1.6 billion, respectively. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 8.9:1 and 9.2:1 as of March 31, 2019 and December 31, 2018, respectively. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets conditions, and the timing of security purchase and sale transactions.
Shareholders' Equity
As of March 31, 2019, our shareholders' equity increased to $158.2 million from $153.8 million as of December 31, 2018. This increase principally consisted of net income of $8.9 million, partially offset by dividends declared of $(4.2) million, and common shares repurchased of $(0.4) million. As of March 31, 2019, our book value per share was $12.69, as compared to $12.30 as of December 31, 2018.
Results of Operations for the Three-Month Periods Ended March 31, 2019 and 2018
The following table summarizes our results of operations for the three-month periods ended March 31, 2019 and 2018:

	Three-Month Period Ended March 31,
(In thousands except for per share amounts)	2019	2018
Interest Income (Expense)
Interest income	$12,613	$13,426
Interest expense	(9,555)	(7,248)
Net interest income	3,058	6,178
Expenses
Management fees to affiliate	595	671
Other operating expenses	773	846
Total expenses	1,368	1,517
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	20,297	(25,134)
Net realized and change in net unrealized gains (losses) on financial derivatives	(13,059)	16,520
Total Other Income (Loss)	7,238	(8,614)
Net Income (Loss)	$8,928	$(3,953)
Net Income (Loss) Per Common Share	$0.72	$(0.30)

Core Earnings
Core Earnings consists of net income (loss), excluding realized and change in net unrealized gains and (losses) on securities and financial derivatives, and, if applicable, items of income or loss that are of a non-recurring nature. Core Earnings includes net realized and change in net unrealized gains (losses) associated with payments and accruals of periodic payments on interest rate swaps. Adjusted Core Earnings represents Core Earnings excluding the effect of the Catch-up Premium Amortization Adjustment on interest income. The "Catch-up Premium Amortization Adjustment" is a quarterly adjustment to premium amortization triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). The adjustment is calculated as of the beginning of each quarter based on our then-current assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter. Core Earnings and Adjusted Core Earnings are supplemental non-GAAP financial measures. We believe that Core Earnings and Adjusted Core Earnings provide information useful to investors because they are metrics that we use to assess our performance and to evaluate the effective net yield provided by the portfolio. Moreover, one of our objectives is to generate income from the net interest margin on the portfolio, and Core Earnings and Adjusted Core Earnings are used to help measure the extent to which this objective is being achieved. In addition, we believe that presenting Core Earnings enables our investors to measure, evaluate and compare our operating performance to that of our peer companies. However, because Core Earnings and Adjusted Core Earnings are incomplete measures of our financial results and differ from net income (loss) computed in accordance with U.S. GAAP, they should be considered as supplementary to, and not as substitutes for, net income (loss) computed in accordance with U.S. GAAP.
The table below reconciles Core Earnings and Adjusted Core Earnings for the three-month periods ended March 31, 2019 and 2018 to the line, Net Income (Loss), on our Consolidated Statement of Operations, which we believe is the most directly comparable U.S. GAAP measure:

	Three-Month Period Ended March 31,
(In thousands except for share amounts)	2019	2018
Net Income (Loss)	$8,928	$(3,953)
Less:
Net realized gains (losses) on securities	(1,674)	1,927
Net realized gains (losses) on financial derivatives, excluding periodic payments(1)	(13,105)	14,823
Change in net unrealized gains (losses) on securities	21,971	(27,061)
Change in net unrealized gains (losses) on financial derivatives, excluding accrued periodic payments(2)	(634)	2,076
Subtotal	6,558	(8,235)
Core Earnings	$2,370	$4,282
Less: Catch-up Premium Amortization Adjustment	(944)	(150)
Adjusted Core Earnings	$3,314	$4,432
Weighted Average Shares Outstanding	12,467,913	13,224,214
Core Earnings Per Share	$0.19	$0.32
Adjusted Core Earnings Per Share	$0.27	$0.34

(1)
For the three-month period ended March 31, 2019, represents Net realized gains (losses) on financial derivatives of $(12.1) million less Net realized gains (losses) on periodic settlements of interest rate swaps of $1.0 million. For the three-month period ended March 31, 2018, represents Net realized gains (losses) on financial derivatives of $16.0 million less Net realized gains (losses) on periodic settlements of interest rate swaps of $1.1 million.

(2)
For the three-month period ended March 31, 2019, represents Change in net unrealized gains (losses) on financial derivatives of $(1.0) million less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(0.3) million For the three-month period ended March 31, 2018, represents Change in net unrealized gains (losses) on financial derivatives of $0.6 million less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(1.5) million.

Net Income (Loss)
Net income (loss) for the three-month period ended March 31, 2019 was $8.9 million, as compared to $(4.0) million for the three-month period ended March 31, 2018. The period-over-period reversal in our results of operations was primarily due to a reversal in Total Other (Loss) for the three-month period ended March 31, 2018, to Total Other Income for the three-month period ended March 31, 2019.

Interest Income
Our portfolio as of both March 31, 2019 and 2018 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $12.4 million and $12.9 million in interest income on these securities for the three-month periods ended March 31, 2019 and 2018, respectively. The period-over-period decrease in interest income resulted from lower average holdings on our Agency RMBS portfolio combined with a larger negative Catch-up Premium Amortization Adjustment, both of which decreased our interest income, partially offset by higher yields on our Agency RMBS portfolio for the three-month period ended March 31, 2019. The quarterly Catch-up Premium Amortization Adjustments cause variability in our interest income and portfolio yields. For the three-month periods ended March 31, 2019 and 2018, we had negative Catch-up Premium Amortization Adjustments of approximately $(0.9) million and $(0.2) million, respectively, which decreased interest income in both periods. Excluding the Catch-up Premium Amortization Adjustments, the weighted average yield of our overall portfolio was 3.61% and 3.02% for the three-month periods ended March 31, 2019 and 2018, respectively.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended March 31, 2019 and 2018:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended March 31, 2019	$12,123	$1,464,210	3.31%	$244	$9,117	10.64%	$12,367	$1,473,387	3.36%
Three-month period ended March 31, 2018	$12,660	$1,714,153	2.95%	$255	$13,469	7.56%	$12,915	$1,727,622	2.99%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the three-month periods ended March 31, 2019 and 2018, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the three-month period ended March 31, 2019 was $9.6 million, of which $9.5 million represented interest expense on our repo borrowings and $0.1 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the three-month period ended March 31, 2018 was $7.2 million, of which $6.4 million represented interest expense on our repo borrowings and $0.8 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period increase in our total interest expense resulted mainly from higher rates on our repo borrowings stemming from the increase in short-term interest rates. Our average outstanding repo borrowings for the three-month period ended March 31, 2019 was $1.42 billion, and we had an average cost of funds on repo borrowings of 2.70%. Our average outstanding repo borrowings for the three-month period ended March 31, 2018 was $1.59 billion, and we had an average cost of funds on repo borrowings of 1.63%.
The following table shows information related to our average cost of funds(1) for the three-month periods ended March 31, 2019 and 2018.

	Repurchase Agreements			Interest Rate Swaps(2)		Short U.S. Treasury Securities(2)		Total(2)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Average Cost of Funds	Interest expense	Average Cost of Funds	Interest and net periodic expense paid or payable	Average Cost of Funds
(In thousands)
For the three-month period ended March 31, 2019	$1,422,333	$9,456	2.70%	$(675)	(0.19)%	$95	0.03%	$8,876	2.53%
For the three-month period ended March 31, 2018	$1,588,515	$6,412	1.63%	$386	0.10%	$777	0.20%	$7,575	1.93%

(1)	This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.

(2)
As an alternative cost of funds measure, we add to our repo borrowing cost the net periodic amounts paid or payable by us on our interest rate swaps and the interest expense we incur on our short positions in U.S. Treasury securities, and express the total as a percentage of our average outstanding repurchase agreement borrowings.

For the three-month periods ended March 31, 2019 and 2018, average one-month LIBOR was 2.50% and 1.65%, respectively. For the three-month periods ended March 31, 2019 and 2018, average six-month LIBOR was 2.76% and 2.11%, respectively. For the three-month period ended March 31, 2019, the weighted average yield of our portfolio of Agency and non-Agency RMBS was 3.36%, while our total average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 2.53%, resulting in a net interest margin of 0.83%. By comparison, for the three-month period ended March 31, 2018, the weighted average yield of our Agency and non-Agency RMBS was 2.99%, while our average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.93%, resulting in a net interest margin of 1.06%. For the three-month periods ended March 31, 2019 and 2018, excluding the impact of the Catch-up Premium Amortization Adjustment, the weighted average yield of our portfolio was 3.61% and 3.02%, respectively, and our adjusted net interest margin was 1.08% and 1.09%, respectively.
Management Fees
For three-month periods ended March 31, 2019 and 2018, our management fee expense was approximately $0.6 million and $0.7 million, respectively. The decrease in management fee period over period was primarily due to a smaller capital base as of March 31, 2019. Management fees are calculated based on our shareholders' equity at the end of each quarter.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. For each of the three-month periods ended March 31, 2019 and 2018 our other operating expenses were approximately $0.8 million. Our expense ratio, which represents our annualized management fees and other operating expenses as a percentage of our average shareholders' equity, increased to 3.5% for the three-month period ended March 31, 2019, as compared to 3.3% for the three-month period ended March 31, 2018. The increase in our expense ratio was due to a decrease in our average shareholders' equity for the three-month period ended March 31, 2019, as compared to the three-month period ended March 31, 2018.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the three-month period ended March 31, 2019, Other income (loss) was $7.2 million, consisting of net realized and change in net unrealized gains of $20.3 million on our securities, primarily our Agency RMBS, partially offset by net realized and change in net unrealized losses of $(13.1) million on our financial derivatives. The increase in prices on our Agency RMBS holdings, as a result of a decrease in interest rates and tightening yield spreads on many Agency RMBS during the three-month period ended March 31, 2019, led to significant net realized and unrealized gains on our securities portfolio. We had net realized and unrealized gains of $20.1 million on our Agency RMBS, partially offset by net realized and unrealized losses of $(13.1) million from our net TBA short positions, interest rate swaps, and futures. The increase in mortgage prices and decrease in interest rates led to losses on our TBA short positions, interest rate swaps, and futures. For the three-month period ended March 31, 2019, as measured by sales and excluding paydowns, we turned over approximately 16% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized losses of $(1.6) million on our Agency RMBS portfolio.
Other income (loss) for the three-month period ended March 31, 2018 was $(8.6) million and consisted of net realized and change in net unrealized losses of $(25.1) million on our securities, primarily our Agency RMBS, partially offset by net realized and change in net unrealized gains of $16.5 million on our financial derivatives. Interest rates increased and Agency RMBS yield spreads widened during the quarter ended March 31, 2018, leading to significant unrealized losses on our securities portfolio. The net realized and unrealized gains on our financial derivatives included $17.8 million of net realized and unrealized gains primarily from our net TBA short positions and interest rate swaps, which was partially offset by $1.2 million of net realized and unrealized losses on our U.S. Treasury futures. The decline in mortgage prices and increase in interest rates led to gains on our TBA short positions and interest rate swaps. For the three-month period ended March 31, 2018, as measured by sales and excluding paydowns, we turned over approximately 15% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized losses of $(4.3) million on our Agency RMBS portfolio.
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
As of March 31, 2019 and December 31, 2018, we had $1.4 billion and $1.5 billion outstanding under our repurchase agreements, respectively. As of March 31, 2019, our outstanding repurchase agreements were with 13 counterparties.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of March 31, 2019 and December 31, 2018, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 5.2% and 5.1%, respectively.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
March 31, 2019	$1,427,147	$1,422,333	$1,427,147
December 31, 2018	1,481,561	1,456,905	1,481,561
September 30, 2018	1,500,632	1,506,855	1,515,617
June 30, 2018	1,537,216	1,530,734	1,537,216
March 31, 2018	1,589,319	1,588,515	1,590,790
December 31, 2017	1,597,206	1,614,096	1,643,683
September 30, 2017	1,642,313	1,633,746	1,650,729
June 30, 2017(1)	1,628,450	1,339,806	1,628,450
March 31, 2017	1,178,285	1,194,321	1,199,860
December 31, 2016	1,197,973	1,170,091	1,197,973
September 30, 2016	1,158,962	1,138,439	1,158,962
June 30, 2016	1,205,987	1,132,184	1,205,987

(1)
For the quarter ended June 30, 2017 the significant increase between average borrowings outstanding and total borrowings as of June 30, 2017 was the result of our deployment of the proceeds from our follow-on offering of common shares during the quarter. Based on our higher equity base, we increased our repo borrowings so as to maintain our desired debt-to-equity ratio.

As of March 31, 2019 we had an aggregate amount at risk under our repurchase agreements with 13 counterparties of $87.3 million. As of December 31, 2018 we had an aggregate amount at risk under our repurchase agreements with 12 counterparties of $89.6 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. If the amounts outstanding under repurchase agreements with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk under our repurchase agreements as of March 31, 2019 and December 31, 2018 does not include $0.5 million and $0.2 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.

Our derivatives are predominantly subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Act. We may be required to deliver or receive cash or securities as collateral upon entering into derivative transactions. Changes in the relative value of derivative transactions may require us or the counterparty to post or receive additional collateral. Entering into derivative contracts involves market risk in excess of amounts recorded on our balance sheet. In the case of cleared derivatives, the clearinghouse becomes our counterparty and the future commission merchant acts as an intermediary between us and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral.
As of March 31, 2019, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with four counterparties of approximately $12.1 million. We also had $7.2 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2018, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with three counterparties of approximately $11.6 million. We also had $9.8 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of March 31, 2019, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $4.9 million. As of December 31, 2018, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with eight counterparties of approximately $2.5 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $44.3 million and $18.6 million as of March 31, 2019 and December 31, 2018, respectively.
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
Three-Month Period Ended March 31, 2019

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.34	$4,239	March 4, 2019	March 29, 2019	April 25, 2019
Three-Month Period Ended March 31, 2018

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.37	$4,746	March 7, 2018	March 29, 2018	April 25, 2018
For the three-month period ended March 31, 2019, our operating activities provided net cash of $4.8 million and our investing activities provided net cash of $84.4 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) used net cash of $58.8 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $30.3 million. We used $4.3 million to pay dividends and $0.4 million to repurchase common shares. As a result of these activities, there was an increase in our cash holdings of $25.7 million, from $18.6 million as of December 31, 2018 to $44.3 million as of March 31, 2019.

For the three-month period ended March 31, 2018, our operating activities provided net cash of $8.5 million and our investing activities provided net cash of $3.2 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements) used net cash of $11.1 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $0.6 million. We used $4.9 million to pay dividends and $5.7 million to repurchase common shares. As a result of these activities, there was a decrease in our cash holdings of $10.1 million, from $56.1 million as of December 31, 2017 to $46.0 million as of March 31, 2018.
On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. This program superseded the program that was previously adopted on February 6, 2018. For the three-month period ended March 31, 2019, we repurchased 40,110 common shares at an average price per share of $10.34 and a total cost of $0.4 million. Under the current repurchase program adopted on June 13, 2018, we have repurchased 264,323 shares through May 3, 2019 for an aggregate cost of $2.8 million, and have authorization to repurchase an additional 935,677 shares.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both March 31, 2019 and December 31, 2018, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of March 31, 2019 we had $1.4 billion of outstanding borrowings with 13 counterparties.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of March 31, 2019, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, excluding TBAs	$18,070	11.43%	$27,459	17.36%	$(26,750)	(16.92)%	$(62,181)	(39.32)%
TBAs	(3,002)	(1.90)%	(5,275)	(3.34)%	3,730	2.36%	8,188	5.18%
Non-Agency RMBS	221	0.14%	440	0.28%	(224)	(0.14)%	(450)	(0.28)%
U.S. Treasury Securities, Interest Rate Swaps, and Futures	(18,781)	(11.88)%	(38,257)	(24.19)%	18,085	11.43%	35,476	22.43%
Repurchase and Reverse Repurchase Agreements	(894)	(0.56)%	(1,788)	(1.13)%	894	0.57%	1,788	1.13%
Total	$(4,386)	(2.77)%	$(17,421)	(11.02)%	$(4,265)	(2.70)%	$(17,179)	(10.86)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our March 31, 2019 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "—Special Note Regarding Forward-Looking Statements."
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Neither we nor Ellington nor its affiliates (including our Manager) are currently subject to any legal proceedings that we or our Manager consider material. Nevertheless, we and Ellington and its affiliates operate in highly regulated markets that currently are under regulatory scrutiny, and Ellington and its affiliates have received, and we expect in the future that we and they may receive, inquiries and requests for documents and information from various federal, state and foreign regulators. For example, in January 2017, an affiliate of Ellington received a subpoena from the SEC requesting documents, communications, and other information relating primarily to a loan originator and the loans originated by such originator, such affiliate's analyses of such loans, the purchases and securitizations of such loans by such affiliate and by certain third parties, and the servicing of such loans. Ellington's affiliate has responded to the subpoena and intends to continue to cooperate with any further requests. Ellington has advised us that, at the present time, it is not aware that any material legal proceeding against us or Ellington or its affiliates is contemplated in connection with any such inquiries or requests. We and Ellington cannot provide any assurance that these or any future such inquiries and requests will not result in further investigation of or the initiation of a proceeding against us or Ellington or its affiliates or that, if any such investigation or proceeding were to arise, it would not materially adversely affect us. For a discussion of certain risks to which we or Ellington or its affiliates could be exposed as a result of inquiries or requests for documents and information received by us or Ellington or its affiliates, see "Risk Factors—We or Ellington or its affiliates may be subject to regulatory inquiries or proceedings" included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes from these previously disclosed risk factors. See also "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet be Purchased Under the Plans or Programs

January 1, 2019 – January 31, 2019	40,110	$10.34	40,110	935,677
February 1, 2019 – February 28, 2019	—	—	—	935,677
March 1, 2019 – March 31, 2019	—	—	—	935,677
Total	40,110	$10.34	40,110	935,677
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

101
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the three-month period ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	May 9, 2019	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	May 9, 2019	By:	/s/ CHRISTOPHER SMERNOFF
Christopher Smernoff Chief Financial Officer (Principal Financial and Accounting Officer)