Form 10-Q
period 2019-06-30
Ellington Residential Mortgage REIT
filed 2019-08-08
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $0.01 par value per share	EARN	The New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2019
Common Shares of Beneficial Interest, $0.01 par value per share	12,467,103

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2019	December 31, 2018
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$41,473	$18,585
Mortgage-backed securities, at fair value	1,459,452	1,540,296
Due from brokers	41,838	24,051
Financial derivatives–assets, at fair value	1,831	11,839
Reverse repurchase agreements	40,097	379
Receivable for securities sold	106,376	74,197
Interest receivable	5,204	5,607
Other assets	771	612
Total Assets	$1,697,042	$1,675,566
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,442,043	$1,481,561
Payable for securities purchased	39,528	11,275
Due to brokers	751	1,325
Financial derivatives–liabilities, at fair value	15,891	16,559
U.S. Treasury securities sold short, at fair value	34,522	374
Dividend payable	3,491	4,252
Accrued expenses	664	838
Management fee payable to affiliate	582	579
Interest payable	4,965	4,981
Total Liabilities	1,542,437	1,521,744
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (12,467,103 and 12,507,213 shares issued and outstanding, respectively)	125	125
Additional paid-in-capital	230,580	230,888
Accumulated deficit	(76,100)	(77,191)
Total Shareholders' Equity	154,605	153,822
Total Liabilities and Shareholders' Equity	$1,697,042	$1,675,566

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2019	2018	2019	2018
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$12,139	$14,081	$24,752	$27,506
Interest expense	(9,662)	(7,668)	(19,217)	(14,915)
Total net interest income	2,477	6,413	5,535	12,591
EXPENSES
Management fees to affiliate	582	656	1,177	1,327
Professional fees	207	217	436	452
Compensation expense	112	187	263	375
Insurance expense	74	74	148	148
Other operating expenses	325	293	644	641
Total expenses	1,300	1,427	2,668	2,943
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	1,418	(7,114)	(256)	(5,188)
Net realized gains (losses) on financial derivatives	(8,771)	(3,702)	(20,862)	12,253
Change in net unrealized gains (losses) on securities	14,511	(3,218)	36,482	(30,279)
Change in net unrealized gains (losses) on financial derivatives	(8,442)	10,834	(9,410)	11,399
Total other income (loss)	(1,284)	(3,200)	5,954	(11,815)
NET INCOME (LOSS)	$(107)	$1,786	$8,821	$(2,167)
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.01)	$0.14	$0.71	$(0.17)

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2017	13,340,217	$134	—	$—	$240,062	$(47,493)	$192,703
Share based compensation					49		49
Repurchase of common shares	(512,367)	(6)	—	—	(5,735)		(5,741)
Dividends declared						(4,746)	(4,746)
Net income (loss)						(3,953)	(3,953)
BALANCE, March 31, 2018	12,827,850	$128	—	$—	$234,376	$(56,192)	$178,312
Share based compensation					50		50
Repurchase of common shares	(115,800)	(1)	—	—	(1,274)		(1,275)
Dividends declared(1)						(4,704)	(4,704)
Net income (loss)						1,786	1,786
BALANCE, June 30, 2018	12,712,050	$127	—	$—	$233,152	$(59,110)	$174,169

BALANCE, December 31, 2018	12,507,213	$125	—	$—	$230,888	$(77,191)	$153,822
Share based compensation					53		53
Repurchase of common shares	(40,110)	—	—	—	(414)		(414)
Dividends declared						(4,239)	(4,239)
Net income (loss)						8,928	8,928
BALANCE, March 31, 2019	12,467,103	125	—	—	230,527	(72,502)	158,150
Share based compensation					53		53
Dividends declared(1)						(3,491)	(3,491)
Net income (loss)						(107)	(107)
BALANCE, June 30, 2019	12,467,103	125	—	—	230,580	(76,100)	154,605

(1)
For the three-month periods ended June 30, 2019 and 2018, dividends totaling $0.28 and $0.37, respectively, per common share outstanding, were declared. For the six-month periods ended June 30, 2019 and 2018, dividends totaling $0.62 and $0.74, respectively, per common share outstanding, were declared.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six-Month Period Ended June 30,
	2019	2018(1)
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$8,821	$(2,167)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	256	5,188
Change in net unrealized (gains) losses on securities	(36,482)	30,279
Net realized (gains) losses on financial derivatives	20,862	(12,253)
Change in net unrealized (gains) losses on financial derivatives	9,410	(11,399)
Amortization of premiums and accretion of discounts (net)	6,106	5,153
Share based compensation	106	99
(Increase) decrease in assets:
Interest receivable	403	(204)
Other assets	(159)	(173)
Increase (decrease) in liabilities:
Accrued expenses	(174)	121
Interest payable	(16)	809
Management fees payable to affiliate	3	(69)
Net cash provided by (used in) operating activities	9,136	15,384
Cash flows provided by (used in) investing activities:
Purchases of securities	(861,386)	(611,463)
Proceeds from sale of securities	888,047	551,032
Principal repayments of mortgage-backed securities	81,160	89,401
Proceeds from investments sold short	267,205	635,002
Repurchase of investments sold short	(233,841)	(696,242)
Proceeds from disposition of financial derivatives	8,126	22,112
Purchase of financial derivatives	(29,017)	(9,856)
Payments made on reverse repurchase agreements	(2,774,397)	(9,536,399)
Proceeds from reverse repurchase agreements	2,734,679	9,596,486
Due from brokers, net	(11,108)	3,603
Due to brokers, net	(182)	6,646
Net cash provided by (used in) investing activities	69,286	50,322

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six-Month Period Ended June 30,
	2019	2018(1)
Cash flows provided by (used in) financing activities:
Repurchase of common shares	(414)	(7,016)
Dividends paid	(8,491)	(9,682)
Borrowings under repurchase agreements	893,858	771,028
Repayments of repurchase agreements	(933,376)	(831,018)
Due from brokers, net	(6,643)	(3,733)
Due to brokers, net	(468)	—
Cash provided by (used in) financing activities	(55,534)	(80,421)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,888	(14,715)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,585	56,117
CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,473	$41,402
Supplemental disclosure of cash flow information:
Interest paid	$19,233	$14,106
Dividends payable	$3,491	$4,703

(1)	Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or "the Code," and intends to conduct its operations to be qualified and taxed as a REIT. As a REIT, the Company is required to distribute annually at least 90% of its taxable income. As long as the Company continues to qualify as a REIT, it will not be subject to U.S. federal corporate taxes on its taxable income to the extent that it distributes all of its annual taxable income to its shareholders within the time limits prescribed by the Code. It is the intention of the Company to distribute at least 100% of its taxable income, after application of available tax attributes, within the time limits prescribed by the Code, which may extend into the subsequent taxable year.
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
(Q) Income Taxes: The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company is generally not subject to corporate-level federal and state income tax on net income it distributes to its shareholders within the prescribed timeframes. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including distributing at least 90% of its annual taxable income to shareholders. Even if the Company qualifies as a REIT, it may be subject to certain federal, state, local and foreign taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state, and local income taxes and may be precluded from qualifying as a REIT for the four taxable years following the year in which the Company fails to qualify as a REIT.
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
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at June 30, 2019 and December 31, 2018, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or government-sponsored enterprise, or "GSE." The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.
By RMBS Type
June 30, 2019:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Agency RMBS:
15-year fixed-rate mortgages	$159,586	$2,930	$162,516	$3,339	$(250)	$165,605	3.46%	2.97%	4.38
20-year fixed-rate mortgages	29,891	1,081	30,972	430	—	31,402	4.33%	3.50%	4.66
30-year fixed-rate mortgages	1,049,509	48,599	1,098,108	14,521	(6,382)	1,106,247	4.19%	3.38%	6.88
Adjustable rate mortgages	39,196	1,456	40,652	181	(411)	40,422	3.86%	3.05%	4.12
Reverse mortgages	86,722	7,109	93,831	1,147	(288)	94,690	4.61%	3.07%	5.86
Interest only securities	n/a	n/a	12,244	126	(569)	11,801	4.41%	3.03%	2.96
Total Agency RMBS	1,364,904	61,175	1,438,323	19,744	(7,900)	1,450,167	4.15%	3.30%	6.15
Non-Agency RMBS	11,491	(4,260)	7,231	2,054	—	9,285	4.10%	12.08%	5.78
Total RMBS	$1,376,395	$56,915	$1,445,554	$21,798	$(7,900)	$1,459,452	4.15%	3.35%	6.15

(1)	Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.

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

By Estimated Weighted Average Life
As of June 30, 2019:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$38,747	$38,554	4.86%	$4,298	$4,422	4.34%	$4,350	$4,229	5.47%
Greater than three years and less than seven years	788,817	781,345	4.23%	7,503	7,822	4.47%	837	303	4.09%
Greater than seven years and less than eleven years	608,822	604,264	3.95%	—	—	—%	4,098	2,699	2.89%
Greater than eleven years	1,980	1,916	3.50%	—	—	—%	—	—	—%
Total	$1,438,366	$1,426,079	4.13%	$11,801	$12,244	4.41%	$9,285	$7,231	4.10%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.

(2)	Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.
As of December 31, 2018:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$12,667	$12,796	4.69%	$1,129	$1,671	4.41%	$4,635	$3,975	4.96%
Greater than three years and less than seven years	394,733	399,895	4.26%	15,237	15,069	4.41%	2,500	2,366	5.89%
Greater than seven years and less than eleven years	1,086,032	1,105,538	4.14%	—	—	—%	4,098	3,090	2.99%
Greater than eleven years	19,265	19,265	4.10%	—	—	—%	—	—	—%
Total	$1,512,697	$1,537,494	4.17%	$16,366	$16,740	4.41%	$11,233	$9,431	4.38%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.

(2)	Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.

The following tables reflect the components of interest income on the Company's RMBS for the three- and six-month periods ended June 30, 2019 and 2018:

	Three-Month Period Ended June 30, 2019			Six-Month Period Ended June 30, 2019
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$15,683	$(4,209)	$11,474	$31,953	$(8,355)	$23,598
Non-Agency RMBS	109	131	240	221	263	484
Total	$15,792	$(4,078)	$11,714	$32,174	$(8,092)	$24,082

	Three-Month Period Ended June 30, 2018			Six-Month Period Ended June 30, 2018
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$16,689	$(3,208)	$13,481	$33,597	$(7,456)	$26,141
Non-Agency RMBS	149	152	301	318	238	556
Total	$16,838	$(3,056)	$13,782	$33,915	$(7,218)	$26,697
For the three-month periods ended June 30, 2019 and 2018, the Catch-up Premium Amortization Adjustment was $(0.9) million and $0.5 million, respectively. For the six-month periods ended June 30, 2019 and 2018, the Catch-up Premium Amortization Adjustment was $(1.8) million and $0.3 million, respectively.
For the three- and six-month periods ended June 30, 2019, the Company recognized a charge of $2.1 million and $3.2 million, respectively, on the cost basis of its Agency IOs, which is included in Net realized gains (losses) on securities, on the Consolidated Statement of Operations. This charge recorded was due to an adverse change in cash flows resulting from an increase in prepayments.

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
June 30, 2019:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$165,605	$—	$165,605
20-year fixed-rate mortgages	—	31,402	—	31,402
30-year fixed-rate mortgages	—	1,106,247	—	1,106,247
Adjustable rate mortgages	—	40,422	—	40,422
Reverse mortgages	—	94,690	—	94,690
Interest only securities	—	6,851	4,950	11,801
Non-Agency RMBS	—	6,925	2,360	9,285
Mortgage-backed securities, at fair value	—	1,452,142	7,310	1,459,452
Financial derivatives–assets, at fair value:
TBAs	—	338	—	338
Interest rate swaps	—	1,253	—	1,253
Futures	240	—	—	240
Total financial derivatives–assets, at fair value	240	1,591	—	1,831
Total mortgage-backed securities and financial derivatives–assets, at fair value	$240	$1,453,733	$7,310	$1,461,283
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(34,522)	$—	$(34,522)
Financial derivatives–liabilities, at fair value:
TBAs	—	(1,576)	—	(1,576)
Interest rate swaps	—	(14,315)	—	(14,315)
Total financial derivatives–liabilities, at fair value	—	(15,891)	—	(15,891)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$—	$(50,413)	$—	$(50,413)

December 31, 2018:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$137,531	$—	$137,531
20-year fixed-rate mortgages	—	7,505	—	7,505
30-year fixed-rate mortgages	—	1,273,514	—	1,273,514
Adjustable rate mortgages	—	18,243	—	18,243
Reverse mortgages	—	75,904	—	75,904
Interest only securities	—	13,534	2,832	16,366
Non-Agency RMBS	—	6,599	4,634	11,233
Mortgage-backed securities, at fair value	—	1,532,830	7,466	1,540,296
Financial derivatives–assets, at fair value:
TBAs	—	794	—	794
Interest rate swaps	—	11,045	—	11,045
Total financial derivatives–assets, at fair value	—	11,839	—	11,839
Total mortgage-backed securities and financial derivatives–assets, at fair value	$—	$1,544,669	$7,466	$1,552,135
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(374)	$—	$(374)
Financial derivatives–liabilities, at fair value:
TBAs	—	(2,536)	—	(2,536)
Interest rate swaps	—	(6,193)	—	(6,193)
Futures	(7,830)	—	—	(7,830)
Total financial derivatives–liabilities, at fair value	(7,830)	(8,729)	—	(16,559)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(7,830)	$(9,103)	$—	$(16,933)
The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value.
Three-month period ended June 30, 2019:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of March 31, 2019	$4,610	$3,316
Purchases	—	—
Proceeds from sales	(1,372)	—
Principal repayments	(119)	—
(Amortization)/accretion, net	91	(304)
Net realized gains (losses)	55	(199)
Change in net unrealized gains (losses)	(147)	56
Transfers:
Transfers into level 3	—	3,353
Transfers out of level 3	(758)	(1,272)
Ending balance as of June 30, 2019	$2,360	$4,950
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at June 30, 2019, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended June 30, 2019. For Level 3 financial instruments held by the Company as of June 30, 2019, change in net unrealized gains (losses) of $(0.1) million and $(89) thousand, for the three-month period ended June 30, 2019 relate to non-Agency RMBS and Agency RMBS, respectively.
At June 30, 2019, the Company transferred $2.0 million of RMBS from Level 3 to Level 2 and $3.4 million of RMBS from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
Six-month period ended June 30, 2019:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2018	$4,634	$2,832
Purchases	—	—
Proceeds from sales	(1,371)	—
Principal repayments	(572)	—
(Amortization)/accretion, net	176	(503)
Net realized gains (losses)	54	(862)
Change in net unrealized gains (losses)	197	592
Transfers:
Transfers into level 3	—	3,353
Transfers out of level 3	(758)	(462)
Ending balance as of June 30, 2019	$2,360	$4,950
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at June 30, 2019, as well as Level 3 financial instruments disposed of by the Company during the six-month period ended June 30, 2019. For Level 3 financial instruments held by the Company as of June 30, 2019, change in net unrealized gains (losses) of $0.2 million and $(27.0) thousand, for the six-month period ended June 30, 2019 relate to non-Agency RMBS and Agency RMBS, respectively.
At June 30, 2019, the Company transferred $1.2 million of RMBS from Level 3 to Level 2 and $3.4 million of RMBS from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of June 30, 2018, as well as Level 3 financial instruments disposed of by the Company during the six-month period ended June 30, 2018. For Level 3 financial instruments held by the Company as of June 30, 2018, change in net unrealized gains (losses) of $(15) thousand and $0.7 million, for the six-month period ended June 30, 2018 relate to non-Agency RMBS and Agency RMBS, respectively.
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

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of June 30, 2019 and December 31, 2018:
June 30, 2019:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$1,705	Market quotes	Non-Binding Third-Party Valuation	$61.34	$83.77	$79.98
Agency RMBS–Interest Only Securities	1,222	Market quotes	Non-Binding Third-Party Valuation	$8.30	$13.18	$11.75
Non-Agency RMBS	655	Discounted Cash Flows	Yield	8.5%	8.5%	8.5%
			Projected Collateral Prepayments	48.7%	48.7%	48.7%
			Projected Collateral Losses	2.5%	2.5%	2.5%
			Projected Collateral Recoveries	8.0%	8.0%	8.0%
			Projected Collateral Scheduled Amortization	40.8%	40.8%	40.8%
						100.0%
Agency RMBS–Interest Only Securities	3,728	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	77	1,241	425
			Projected Collateral Prepayments	46.9%	90.8%	75.9%
			Projected Collateral Scheduled Amortization	9.2%	53.1%	24.1%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.
December 31, 2018:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$2,745	Market quotes	Non-Binding Third-Party Valuation	$83.59	$86.59	$85.65
Non-Agency RMBS	1,889	Discounted Cash Flows	Yield	3.4%	5.4%	4.5%
			Projected Collateral Prepayments	50.2%	66.4%	56.6%
			Projected Collateral Losses	2.3%	8.6%	4.9%
			Projected Collateral Recoveries	7.5%	12.3%	9.6%
			Projected Collateral Scheduled Amortization	17.8%	39.9%	28.9%
						100.0%
Agency RMBS–Interest Only Securities	2,832	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	319	1,439	734
			Projected Collateral Prepayments	33.9%	79.5%	59.4%
			Projected Collateral Scheduled Amortization	20.5%	66.1%	40.6%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.

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
The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$41,473	$41,473	$18,585	$18,585
Due from brokers	41,838	41,838	24,051	24,051
Reverse repurchase agreements	40,097	40,097	379	379
Liabilities:
Repurchase agreements	1,442,043	1,442,043	1,481,561	1,481,561
Due to brokers	751	751	1,325	1,325
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

The following table details the fair value of the Company's holdings of financial derivatives as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$338	$794
Fixed payer interest rate swaps	1,253	10,201
Fixed receiver interest rate swaps	—	844
Futures	240	—
Total financial derivatives–assets, at fair value	1,831	11,839
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(6)	—
TBA securities sale contracts	(1,570)	(2,536)
Fixed payer interest rate swaps	(14,315)	(6,190)
Fixed receiver interest rate swaps	—	(3)
Futures	—	(7,830)
Total financial derivatives–liabilities, at fair value	(15,891)	(16,559)
Total, net	$(14,060)	$(4,720)
Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of June 30, 2019 and December 31, 2018:
June 30, 2019:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2020	$86,000	$507	1.60%	2.57%	0.82
2021	165,600	(973)	2.09	2.51	2.02
2022	60,100	(406)	1.98	2.54	2.89
2023	148,475	(1,414)	1.97	2.37	4.12
2024	5,020	(13)	1.84	2.45	4.95
2025	105,300	(1,583)	2.05	2.33	6.51
2026	40,885	517	1.63	2.54	7.21
2027	30,000	(925)	2.29	2.58	7.85
2028	75,803	(6,656)	2.88	2.54	9.07
2036	2,700	(72)	2.32	2.33	16.64
2043	12,380	(1,906)	2.99	2.54	23.89
2048	630	(138)	3.18	2.52	29.43
Total	$732,893	$(13,062)	2.07%	2.47%	4.75

December 31, 2018:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2020	$86,000	$1,390	1.60%	2.50%	1.32
2021	165,600	2,099	2.09	2.63	2.52
2022	68,480	1,289	2.00	2.60	3.43
2023	23,600	695	1.88	2.51	4.36
2024	8,900	269	1.99	2.40	5.26
2025	47,722	(202)	2.57	2.67	6.17
2026	40,885	2,841	1.63	2.63	7.71
2027	30,000	845	2.29	2.58	8.34
2028	150,563	(4,486)	2.97	2.55	9.61
2043	12,380	(338)	2.99	2.61	24.38
2048	5,500	(391)	3.18	2.69	29.93
Total	$639,630	$4,011	2.26%	2.58%	5.77
The following tables provide information about the Company's fixed receiver interest rate swaps as of December 31, 2018. The Company did not have any fixed receiver interest rate swaps as of June 30, 2019.
December 31, 2018:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$59,562	$406	2.79%	2.72%	4.98
2028	18,870	295	2.79	2.89	9.97
2029	9,750	(3)	2.81	2.71	10.02
2048	5,000	143	2.78	2.98	29.97
Total	$93,182	$841	2.79%	2.77%	7.86
Futures
The following tables provide information about the Company's futures as of June 30, 2019 and December 31, 2018.
June 30, 2019:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
U.S. Treasury Futures	$35,700	$240	2.84
December 31, 2018:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
U.S. Treasury Futures	$(301,300)	$(7,830)	2.76

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
As of June 30, 2019 and December 31, 2018, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	June 30, 2019				December 31, 2018
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$239,155	$247,171	$247,509	$338	$95,054	$95,967	$96,761	$794
Liabilities	20,000	20,454	20,448	(6)	—	—	—	—
	259,155	267,625	267,957	332	95,054	95,967	96,761	794
Sale contracts:
Liabilities	(332,583)	(341,167)	(342,737)	(1,570)	(289,012)	(291,438)	(293,974)	(2,536)
	(332,583)	(341,167)	(342,737)	(1,570)	(289,012)	(291,438)	(293,974)	(2,536)
Total TBA securities, net	$(73,428)	$(73,542)	$(74,780)	$(1,238)	$(193,958)	$(195,471)	$(197,213)	$(1,742)

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in Financial derivatives-assets at fair value and Financial derivatives-liabilities at fair value on the Consolidated Balance Sheet.

The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the six-month period ended June 30, 2019 and the year ended December 31, 2018:

Derivative Type	Six-Month Period Ended June 30, 2019	Year Ended December 31, 2018
	(In thousands)
Interest rate swaps	$643,284	$606,315
TBAs	548,324	577,864
Futures	190,414	255,538
Options	2,771	5,385

Gains and losses on the Company's financial derivatives for the three- and six-month periods ended June 30, 2019 and 2018 are summarized in the tables below:

	Three-Month Period Ended June 30, 2019
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(383)	$(324)	$(707)	$1,045	$(13,169)	$(12,124)
TBAs		(2,323)	(2,323)		179	179
Futures		(5,741)	(5,741)		3,503	3,503
Total	$(383)	$(8,388)	$(8,771)	$1,045	$(9,487)	$(8,442)

	Three-Month Period Ended June 30, 2018
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(1,341)	$528	$(813)	$1,472	$3,686	$5,158
TBAs		(460)	(460)		1,304	1,304
Futures		(2,429)	(2,429)		4,288	4,288
Options		—	—		84	84
Total	$(1,341)	$(2,361)	$(3,702)	$1,472	$9,362	$10,834

	Six-Month Period Ended June 30, 2019
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$631	$(2,293)	$(1,662)	$711	$(18,695)	$(17,984)
TBAs		(4,993)	(4,993)		504	504
Futures		(14,107)	(14,107)		8,070	8,070
Options		(100)	(100)		—	—
Total	$631	$(21,493)	$(20,862)	$711	$(10,121)	$(9,410)

	Six-Month Period Ended June 30, 2018
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(209)	$2,969	$2,760	$(39)	$9,783	$9,744
TBAs		10,843	10,843		(640)	(640)
Futures		(1,350)	(1,350)		2,005	2,005
Options		—	—		290	290
Total	$(209)	$12,462	$12,253	$(39)	$11,438	$11,399
From time to time, the Company uses short positions in U.S. Treasury positions as a component of its interest rate hedging portfolio. As of June 30, 2019, the Company held short positions in U.S. Treasury securities, with a principal amount of $33.4 million and a fair value of $34.5 million. As of December 31, 2018, the Company held short positions in U.S. Treasury securities, with a principal amount of $0.4 million and a fair value of $0.4 million. Such securities are included on the Company's Consolidated Balance Sheet under the caption U.S. Treasury securities sold short, at fair value.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of June 30, 2019 and December 31, 2018, the Company had outstanding borrowings under repurchase agreements with 13 and 12 counterparties, respectively.

The following table details the Company's outstanding borrowings under repurchase agreements as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$519,763	2.64%	17	$512,505	2.45%	16
31-60 days	533,910	2.61	46	594,199	2.56	46
61-90 days	355,291	2.56	76	359,861	2.71	75
91-120 days	15,274	2.52	110	—	—	—
121-150 days	17,805	2.60	138	—	—	—
151-180 days	—	—	—	14,996	2.72	177
Total	$1,442,043	2.61%	45	$1,481,561	2.56%	44
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of June 30, 2019 and December 31, 2018, the fair value of RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.5 billion and $1.6 billion, respectively. Collateral transferred under outstanding borrowings as of June 30, 2019 includes RMBS in the amount of $96.6 million that were sold prior to period end but for which such sale had not yet settled. Collateral transferred under outstanding borrowings as of December 31, 2018 includes RMBS in the amount of $74.4 million that were sold prior to year end but for which such sale had not yet settled. In addition as of June 30, 2019, the Company was posting to repo counterparties net cash collateral of $10.9 million and was holding from repo counterparties securities with a fair value of $1.0 million, as a result of margin calls with various repo counterparties. As of December 31, 2018, the Company was posting to repo counterparties net cash collateral of $3.8 million and additional securities with a fair value of $1.1 million as a result of margin calls with various repo counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table reflects counterparties for which the amounts at risk relating to our repurchase agreements were greater than 10% of shareholders' equity as of December, 31, 2018. There was no counterparty for which the amount at risk was greater than 10% of shareholders' equity as of June 30, 2019.
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

The following tables present information about certain assets and liabilities representing financial instruments as of June 30, 2019 and December 31, 2018. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
June 30, 2019:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$1,831	$(1,831)	$—	$—	$—
Reverse repurchase agreements	40,097	(40,097)	—	—	—
Liabilities:
Financial derivatives–liabilities	(15,891)	1,831	—	13,983	(77)
Repurchase agreements	(1,442,043)	40,097	1,391,030	10,916	—

(1)	In the Company's Consolidated Balance Sheet, all balances associated with the repurchase agreements and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of June 30, 2019 were $1.51 billion. As of June 30, 2019 total cash collateral (received) pledged on financial derivative assets and liabilities excludes $0.2 million and $16.0 million respectively of net excess cash collateral.

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

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of June 30, 2019 and 2018, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three- and six-month periods ended June 30, 2019 and 2018:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(In thousands except for share amounts)	2019	2018	2019	2018
Numerator:
Net income (loss)	$(107)	$1,786	$8,821	$(2,167)
Denominator:
Basic and diluted weighted average shares outstanding	12,467,103	12,715,277	12,467,506	12,968,340
Basic and diluted earnings per share	$(0.01)	$0.14	$0.71	$(0.17)
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
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For the three-month periods ended June 30, 2019 and 2018, the total management fee incurred was $0.6 million and $0.7 million, respectively. For the six-month periods ended June 30, 2019 and 2018, the total management fee incurred was $1.2 million and $1.3 million, respectively.
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
For the six-month periods ended June 30, 2019 and 2018, the Company reimbursed the Manager $1.4 million and $1.2 million, respectively, for previously incurred operating and compensation expenses. As of June 30, 2019 and December 31, 2018, the outstanding payable to the Manager for operating and compensation expenses was $0.3 million and $0.6 million, respectively, which are included in Accrued expenses on the Consolidated Balance Sheet.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of June 30, 2019 and December 31, 2018, there were 12,467,103 and 12,507,213 common shares outstanding, respectively. No preferred shares have been issued.
During the three-month periods ended June 30, 2019 and 2018, the Board of Directors authorized dividends totaling $0.28 per share and $0.37 per share, respectively. Total dividends declared during the three-month periods ended June 30, 2019 and 2018 were $3.5 million and $4.7 million, respectively. During the six-month periods ended June 30, 2019 and 2018, the Board of Directors authorized dividends totaling $0.62 per share and $0.74 per share, respectively. Total dividends declared during the six-month periods ended June 30, 2019 and 2018 were $7.7 million and $9.5 million, respectively.
Detailed below is a roll forward of the Company's common shares outstanding for the three- and six-month periods ended June 30, 2019 and 2018:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2019	2018	2019	2018
Common Shares Outstanding (3/31/2019, 3/31/2018, 12/31/2018, and 12/31/2017, respectively)	12,467,103	12,827,850	12,507,213	13,340,217
Share Activity:
Shares repurchased	—	(115,800)	(40,110)	(628,167)
Common Shares Outstanding (6/30/2019, 6/30/2018, 6/30/2019, and 6/30/2018, respectively)	12,467,103	12,712,050	12,467,103	12,712,050
Unvested restricted shares outstanding (6/30/2019, 6/30/2018, 6/30/2019, and 6/30/2018, respectively)	21,159	15,945	21,159	15,945

The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at June 30, 2019:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	13,144	September 12, 2018	September 11, 2019
Partially dedicated employees:
	3,117	December 11, 2018	December 11, 2019
	3,115	December 11, 2018	December 11, 2020
	1,783	December 12, 2017	December 12, 2019

(1)	Date at which such restricted shares will vest and become non-forfeitable.
As of June 30, 2019, there were 321,085 shares available for future issuance under the Company's 2013 Equity Incentive Plan.
On June 13, 2018, the Company's Board of Trustees approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. During the six-month period ended June 30, 2019, the Company purchased 40,110 of its common shares at an aggregate cost of $0.4 million, and an average price per share of $10.34. The Company did not purchase any common shares during the three-month period ended June 30, 2019. From inception of the current share repurchase program adopted on June 13, 2018 through June 30, 2019, the Company purchased 264,323 of its common shares at an aggregate cost of $2.8 million, and an average price per share of $10.53.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of June 30, 2019 and December 31, 2018 and management is not aware of any significant contingencies at June 30, 2019.

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
We were formed through an initial strategic venture among affiliates of Ellington Management Group, L.L.C., an investment management firm and registered investment adviser with a 24-year history of investing in a broad spectrum of mortgage-backed securities, or "MBS," and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." As of June 30, 2019, the Blackstone Funds owned approximately 25% of our outstanding common shares. We are externally managed and advised by our Manager, an affiliate of Ellington.
We use leverage in our Agency RMBS strategy and, while we have not done so meaningfully to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of June 30, 2019, we had outstanding borrowings under repurchase agreements in the amount of $1.4 billion with 13 counterparties.
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
As of June 30, 2019, our book value per share was $12.40, as compared to $12.69 as of March 31, 2019 and $12.30 as of December 31, 2018.
Trends and Recent Market Developments
Market Overview

•
Similar to its previous meetings in 2019, the U.S. Federal Reserve, or the "Federal Reserve," elected at both its April/May and June 2019 meetings to maintain the target range for the federal funds rate of 2.25%–2.50%. LIBOR rates, which drive many of our financing costs, declined during the second quarter, with one-month LIBOR decreasing ten basis points to end the quarter at 2.40%, and three-month LIBOR falling 28 basis points to 2.32%. This marked the first time in more than ten years that three-month LIBOR dropped below one-month LIBOR, an indication that the markets were expecting the Federal Reserve to cut short-term interest rates in the near future.

•
In accordance with the plan that had been laid out by the Federal Reserve in March, the tapering of Agency RMBS continued at $20 billion per month during the second quarter, and in May the tapering of U.S. Treasury reinvestments decreased from $30 billion per month to $15 billion per month.

•
Interest rates declined sharply during the second quarter. The 2-year U.S. Treasury yield fell 51 basis points to end the second quarter at 1.75%, while the 10-year U.S. Treasury yield declined 40 basis points to 2.01%. After nine consecutive quarters of flattening, the spread between the 2-year and 10-year U.S. Treasury yield steepened modestly, to 25 basis points from 15 basis points at the end of the previous quarter. As of the end of the quarter, the entire 2-month through 3-year segment of the U.S. Treasury curve was inverted, with 2-month Treasury bills yielding 2.15%, and 3-year Treasury notes yielding 1.71%.

•	Mortgage rates continued to fall in the second quarter, with the Freddie Mac Survey 30-year mortgage rate decreasing 33 basis points to end the quarter at 3.73%.

•
During the quarter, prepayments rose as mortgage rates declined. Fannie Mae 30-year MBS prepayments increased from a CPR of 9.0% in March to 11.2% in April, and to 13.2% in May, before declining slightly to 12.8% in June. The Mortgage Bankers Association's Refinance Index, which measures refinancing application volumes, increased 8% quarter over quarter and 93% year over year, to its highest level since November 2016.

•
U.S. real GDP increased at an estimated annualized rate of 2.1% in the second quarter, down from 3.1% in the previous quarter. Total unemployment declined modestly in June to 3.7%, compared to 3.8% at the end of the first quarter.

•
For the second quarter, the Bloomberg Barclays US MBS Index generated a positive return of 2.00%, but generated a negative excess return (on a duration-adjusted basis) of (0.39)% relative to the Bloomberg Barclays US Treasury Index, reflecting that Agency RMBS generally underperformed their benchmark hedging instruments during the quarter. The Bloomberg Barclays US Corporate Bond Index generated a positive return of 4.71% and an excess return of 1.18%, while the Bloomberg Barclays US Corporate High Yield Bond Index generated a positive return of 2.68% and an excess return of 0.53%.

The beginning of the second quarter of 2019 continued many of the trends of the prior quarter: dovish messaging from the Federal Reserve continued to appease the stock and bond markets, volatility remained low, and equities and many credit assets continued to perform well. In April, the S&P 500 and Nasdaq reached record highs. Meanwhile, declining interest rates continued to drive increases in actual and projected prepayments, which in turn led to modest widening of Agency RMBS yield spreads and increases in pay-ups on specified pools during the month.
Volatility returned to the markets in May, however, as global trade tensions escalated. By the end of May, the Merrill Lynch Option Volatility Estimate Index, or "MOVE Index," which had just reached an all-time low in March, spiked to its highest level in more than two years. Meanwhile, domestic equities sold off, yield spreads on most fixed income assets widened, and interest rates plummeted. Over the course of the month, the S&P 500 declined 6% while the yield on the 10-year

U.S. Treasury fell 38 basis points. Both the Bloomberg Barclays US Corporate Bond and Corporate High Yield Bond Indexes underperformed relative to U.S. Treasuries, while the Bloomberg Barclays US MBS Index had its worst performance relative to U.S. Treasuries since November 2016.
In June, the Federal Reserve again soothed the markets and spurred a broad rally across most asset classes. Although it held short-term interest rates steady, the Federal Reserve stated that it would "act as appropriate to sustain the expansion" while citing "uncertainties" about the economic outlook. In the wake of these announcements, interest rate futures markets implied a near-certain probability of a rate cut in July. Domestic equity markets also welcomed the message, with the S&P 500 again reaching a record high on June 20th and posting its best June in more than 60 years. Long-term U.S. Treasury yields continued their precipitous decline, with the 10-year yield dropping below 2% for the first time since November 2016. In Europe, the European Central Bank signaled that it was ready to launch another round of stimulus, and the total amount of negative-yielding sovereign bonds reached $13 trillion globally.
Over the course of the first half of 2019, it was clear that market optimism over lower interest rates and global stimulus prevailed over a long list of macroeconomic concerns, including escalating trade wars, geopolitical tensions, and slowing global growth. Through the first six months of 2019, the S&P 500 was up 17%, its best performance over the first half of a year since 1997.
Portfolio Overview and Outlook
As of June 30, 2019, our mortgage-backed securities portfolio consisted of $1.303 billion of fixed-rate Agency "specified pools," $40.4 million of Agency RMBS backed by adjustable rate mortgages, or "Agency ARMs," $94.7 million of Agency reverse mortgage pools, $11.8 million of Agency interest only securities, or "Agency IOs," and $9.3 million of non-Agency RMBS. Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and mortgages with various other characteristics.
Our overall RMBS portfolio decreased by 2.2% to $1.459 billion as of June 30, 2019, as compared to $1.492 billion as of March 31, 2019. Our overall debt-to-equity ratio, adjusted for unsettled purchases and sales, was 8.9:1 as of both June 30, 2019 and March 31, 2019. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
During the second quarter, we increased our long TBA holdings that we hold for investment purposes, and decreased our short TBA positions that we use for hedging purposes. At June 30, 2019, we had $259.2 million in notional amount of long TBAs, as compared to $216.2 million as of March 31, 2019. Also as of June 30, 2019, we had $332.6 million in notional amount of short TBAs, as compared to $367.4 million as of March 31, 2019. As a result, our net short TBA position decreased quarter over quarter, and despite a slight decrease in our overall RMBS portfolio, our net mortgage assets-to-equity ratio—which we define as the net aggregate market value of our mortgage-backed securities (including the underlying market values of our long and short TBA positions) divided by total shareholders' equity—increased period over period to 9.0:1 as of June 30, 2019 from 8.5:1 as of March 31, 2019, and remained meaningfully higher than the quarter-end average of 6.4:1 for the three years ended December 31, 2018 of 6.4:1. TBAs are forward-settling Agency RMBS where the mortgage pass-through certificates to be delivered are "To-Be-Announced."
We had a small net loss for the quarter, as declining interest rates led to net realized and unrealized losses on our interest rate hedges which, combined with operating expenses, slightly exceeded net interest income and net realized and unrealized gains on our Agency RMBS investments. Additionally, outperformance of specified pools compared to TBAs, in the form of higher pay-ups for specified pools, contributed to results, as we continued to concentrate our long investments in specified pools as opposed to TBAs. Pay-ups are price premiums for specified pools relative to their TBA counterparts. The key drivers of the expansion in specified pool pay-ups were increases in actual and projected prepayments, as a result of declining mortgage rates. Average pay-ups on our specified pools increased to 1.56% as of June 30, 2019, as compared to 0.99% as of March 31, 2019. During the quarter we continued to hedge interest rate risk, primarily through the use of interest rate swaps, short positions in TBAs, U.S. Treasury securities, and futures.
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

Our non-Agency RMBS performed well during the quarter, driven by strong net interest income and realized gains. Fundamentals underlying non-Agency RMBS remain strong, led by a stable housing market. Our total investment in non-Agency RMBS was $9.3 million and $11.2 million as of June 30, 2019 and March 31, 2019, respectively. To the extent that more attractive entry points develop in non-Agency RMBS, we may increase our capital allocation to this sector.
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018, and June, 30, 2018.

	Three-Month Period Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Three-Month Constant Prepayment Rates	9.6%	6.0%	6.6%	8.4%	8.2%
The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of June 30, 2019 and December 31, 2018.

		June 30, 2019			December 31, 2018
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	3.00	$35,997	$36,782	58	$6,905	$6,905	47
	3.50	99,851	103,821	23	106,128	107,564	22
	4.00	23,738	25,002	19	22,504	23,062	16
Total 15-year fixed-rate mortgages		159,586	165,605	30	135,537	137,531	22
20-year fixed-rate mortgages:
	4.00	11,865	12,380	13	7,267	7,505	42
	4.50	16,607	17,508	14	—	—	—
	5.00	1,419	1,514	10	—	—	—
Total 20-year fixed-rate mortgages		29,891	31,402	13	7,267	7,505	42
30-year fixed-rate mortgages:
	3.00	22,410	22,742	44	25,703	25,158	38
	3.03	319	325	84	440	433	78
	3.25	966	1,015	30	976	984	24
	3.28	218	221	84	222	217	78
	3.50	212,257	220,290	41	241,264	242,232	33
	3.75	3,085	3,200	23	3,251	3,289	17
	4.00	405,621	427,456	32	435,855	446,919	26
	4.50	233,309	247,581	28	329,446	342,813	19
	5.00	93,511	100,339	26	111,267	117,328	20
	5.50	66,318	70,724	13	68,454	72,477	8
	6.00	11,495	12,354	9	20,169	21,664	4
Total 30-year fixed-rate mortgages		1,049,509	1,106,247	31	1,237,047	1,273,514	24
Total fixed-rate Agency RMBS		$1,238,986	$1,303,254	31	$1,379,851	$1,418,550	24

For the three-month period ended June 30, 2019, prices on our Agency RMBS portfolio generally rose, and we had total net realized and unrealized gains on our Agency RMBS of $16.6 million, or $1.33 per share. Our Agency RMBS portfolio turnover was 15% for the quarter.
During the three-month period ended June 30, 2019, we continued to hedge interest rate risk, primarily through the use of interest rate swaps and short positions in TBAs, U.S. Treasury securities, and futures. For the quarter, we had total net realized and unrealized losses of $(17.8) million, or $(1.43) per share, on our interest rate hedging portfolio, as interest rates decreased. In our hedging portfolio, the relative proportion (based on 10-year equivalents1) of short positions in TBAs decreased period over period relative to our other interest rate hedges, as we increased our overall exposure to Agency RMBS. The relative makeup of our interest rate hedging portfolio can change materially from period to period.
1"10-year equivalents" for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates.
After giving effect to a second quarter dividend of $0.28 per share, our book value per share decreased to $12.40 as of June 30, 2019, from $12.69 as of March 31, 2019, and we had an economic return of (0.1)% for the three-month period ended June 30, 2019. Economic return is computed by adding back dividends declared to ending book value per share, and comparing that amount to book value per share as of the beginning of the quarter.
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. As of June 30, 2019 and March 31, 2019, our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 5.0% and 4.1%, respectively. Excluding TBA positions used to hedge our specified pool holdings, our Agency premium as a percentage of fair value was approximately 5.1% and 4.1% as of June 30, 2019 and March 31, 2019, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
We believe that our adaptive and active style of portfolio management is well suited to the current MBS market environment, which continues to be shaped by interest rate risk, prepayment risk, shifting central bank and government policies, regulatory changes, and developing technologies.
Financing
Over the course of the three-month period ended June 30, 2019, short-term LIBOR rates declined, with most of the declines occurring in June. However, our average cost of borrowing as measured over the entire quarter decreased only slightly quarter over quarter, because: (1) the borrowing rates on most of our repurchase agreements has been set prior to the recent declines in LIBOR rates, (2) even for those repurchase agreements that were initiated after LIBOR had declined, these borrowings were outstanding for only a portion of the full quarter. Our average borrowing cost of repo for the three-month period ended June 30, 2019 was 2.69%, as compared to 2.70% for the three-month period ended March 31, 2019. As of June 30, 2019, the weighted average borrowing cost on our repurchase agreements had fallen to 2.61%.
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
Our debt-to-equity ratio was 9.3:1 as of June 30, 2019, as compared to 9.0:1 as of March 31, 2019. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 8.9:1 as of both June 30, 2019 and March 31, 2019. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
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
Income Taxes: We made an election to be taxed as a REIT for U.S. federal income tax purposes. As a REIT, we generally are not subject to corporate-level federal and state income tax on net income we distribute to our shareholders within the prescribed timeframes. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of our taxable income to our shareholders. Even if we qualify as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state, and local income taxes and may be precluded from qualifying as a REIT for the four taxable years following the year in which we fail to qualify as a REIT.
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
Financial Condition
Investment portfolio
The following tables summarize our securities portfolio as of June 30, 2019 and December 31, 2018:

	June 30, 2019					December 31, 2018
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed-rate mortgages	$159,586	$165,605	$103.77	$162,516	$101.84	$135,537	$137,531	$101.47	$138,844	$102.44
20-year fixed-rate mortgages	29,891	31,402	105.06	30,972	103.62	7,267	7,505	103.28	7,842	107.91
30-year fixed-rate mortgages	1,049,509	1,106,247	105.41	1,098,108	104.63	1,237,047	1,273,514	102.95	1,294,517	104.65
ARMs	39,196	40,422	103.13	40,652	103.71	17,752	18,243	102.77	18,969	106.86
Reverse mortgages	86,722	94,690	109.19	93,831	108.20	70,991	75,904	106.92	77,322	108.92
Total Agency RMBS	1,364,904	1,438,366	105.38	1,426,079	104.48	1,468,594	1,512,697	103.00	1,537,494	104.69
Non-Agency RMBS	11,491	9,285	80.80	7,231	62.93	13,755	11,233	81.66	9,431	68.56
Total RMBS(2)	1,376,395	1,447,651	105.18	1,433,310	104.14	1,482,349	1,523,930	102.81	1,546,925	104.36
Agency IOs	n/a	11,801	n/a	12,244	n/a	n/a	16,366	n/a	16,740	n/a
Total mortgage-backed securities		1,459,452		1,445,554			1,540,296		1,563,665
U.S. Treasury securities sold short	(33,360)	(34,522)	103.48	(33,725)	101.09	(360)	(374)	103.89	(362)	100.56
Reverse repurchase agreements	40,097	40,097	100.00	40,097	100.00	379	379	100.00	379	100.00
Total		$1,465,027		$1,451,926			$1,540,301		$1,563,682

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Excludes Agency IOs.
The vast majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency CMOs. As of both June 30, 2019 and December 31, 2018, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
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

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of June 30, 2019 and December 31, 2018:

(In thousands)	June 30, 2019	December 31, 2018
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$338	$794
Fixed payer interest rate swaps	1,253	10,201
Fixed receiver interest rate swaps	—	844
Futures	240	—
Total financial derivatives–assets, at fair value	1,831	11,839
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(6)	—
TBA securities sale contracts	(1,570)	(2,536)
Fixed payer interest rate swaps	(14,315)	(6,190)
Fixed receiver interest rate swaps	—	(3)
Futures	—	(7,830)
Total financial derivatives–liabilities, at fair value	(15,891)	(16,559)
Total	$(14,060)	$(4,720)
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
In the case of TBAs, most of our positions are short TBA positions with a negative duration, meaning that as interest rates rise, the value of the short position increases, so these positions serve as a hedge against increases in interest rates. In the event that interest rates rise, the increase in value of the short TBA position serves to offset corollary increases in our current and/or future borrowing costs under our repurchase agreements. While we use TBAs to hedge interest rate risk, we also hold net long positions in certain TBA securities as a means of acquiring exposure to Agency RMBS.
As of June 30, 2019, as part of our interest rate hedging program, we also held short positions in U.S. Treasury securities, with a total principal amount of $33.4 million and a fair value of $34.5 million. As of December 31, 2018, we also held short positions in U.S. Treasury securities, with a total principal amount of $0.4 million and a fair value of $0.4 million.

The composition and relative mix of our hedging instruments may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of June 30, 2019 and 2018. We had no other borrowings outstanding.

	June 30, 2019			December 31, 2018
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$519,763	2.64%	17	$512,505	2.45%	16
31-60 days	533,910	2.61	46	594,199	2.56	46
61-90 days	355,291	2.56	76	359,861	2.71	75
91-120 days	15,274	2.52	110	—	—	—
121-150 days	17,805	2.60	138	—	—	—
151-180 days	—	—	—	14,996	2.72	177
Total	$1,442,043	2.61%	45	$1,481,561	2.56%	44
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of June 30, 2019 and December 31, 2018, our total debt-to-equity ratio was 9.3:1 and 9.6:1, respectively. Collateral transferred with respect to our outstanding repo borrowings as of June 30, 2019 and December 31, 2018 had an aggregate fair value of $1.5 billion and $1.6 billion, respectively. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 8.9:1 and 9.2:1 as of June 30, 2019 and December 31, 2018, respectively. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets conditions, and the timing of security purchase and sale transactions.
Shareholders' Equity
As of June 30, 2019, our shareholders' equity increased to $154.6 million from $153.8 million as of December 31, 2018. This increase principally consisted of net income of $8.8 million, partially offset by dividends declared of $(7.7) million, and common shares repurchased of $(0.4) million. As of June 30, 2019, our book value per share was $12.40, as compared to $12.30 as of December 31, 2018.

Results of Operations for the Three- and Six-Month Periods Ended June 30, 2019 and 2018
The following table summarizes our results of operations for the three- and six-month periods ended June 30, 2019 and 2018:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(In thousands except for per share amounts)	2019	2018	2019	2018
Interest Income (Expense)
Interest income	$12,139	$14,081	$24,752	$27,506
Interest expense	(9,662)	(7,668)	(19,217)	(14,915)
Net interest income	2,477	6,413	5,535	12,591
Expenses
Management fees to affiliate	582	656	1,177	1,327
Other operating expenses	718	771	1,491	1,616
Total expenses	1,300	1,427	2,668	2,943
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	15,929	(10,332)	36,226	(35,467)
Net realized and change in net unrealized gains (losses) on financial derivatives	(17,213)	7,132	(30,272)	23,652
Total Other Income (Loss)	(1,284)	(3,200)	5,954	(11,815)
Net Income (Loss)	$(107)	$1,786	$8,821	$(2,167)
Net Income (Loss) Per Common Share	$(0.01)	$0.14	$0.71	$(0.17)
Core Earnings
Core Earnings consists of net income (loss), excluding realized and change in net unrealized gains and (losses) on securities and financial derivatives, and, if applicable, items of income or loss that are of a non-recurring nature. Core Earnings includes net realized and change in net unrealized gains (losses) associated with payments and accruals of periodic payments on interest rate swaps. Adjusted Core Earnings represents Core Earnings excluding the effect of the Catch-up Premium Amortization Adjustment on interest income. The "Catch-up Premium Amortization Adjustment" is a quarterly adjustment to premium amortization triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). The adjustment is calculated as of the beginning of each quarter based on our then-current assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter. Core Earnings and Adjusted Core Earnings are supplemental non-GAAP financial measures. We believe that Core Earnings and Adjusted Core Earnings provide information useful to investors because they are metrics that we use to assess our performance and to evaluate the effective net yield provided by the portfolio. Moreover, one of our objectives is to generate income from the net interest margin on the portfolio, and Core Earnings and Adjusted Core Earnings are used to help measure the extent to which this objective is being achieved. In addition, we believe that presenting Core Earnings and Adjusted Core Earnings enables our investors to measure, evaluate and compare our operating performance to that of our peer companies. However, because Core Earnings and Adjusted Core Earnings are incomplete measures of our financial results and differ from net income (loss) computed in accordance with U.S. GAAP, they should be considered as supplementary to, and not as substitutes for, net income (loss) computed in accordance with U.S. GAAP.

The table below reconciles Core Earnings and Adjusted Core Earnings for the three- and six-month periods ended June 30, 2019 and 2018 to the line, Net Income (Loss), on our Consolidated Statement of Operations, which we believe is the most directly comparable U.S. GAAP measure:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(In thousands except for share amounts)	2019	2018	2019	2018
Net Income (Loss)	$(107)	$1,786	$8,821	$(2,167)
Less:
Net realized gains (losses) on securities	1,418	(7,114)	(256)	(5,188)
Net realized gains (losses) on financial derivatives, excluding periodic payments(1)	(8,388)	(2,361)	(21,493)	12,462
Change in net unrealized gains (losses) on securities	14,511	(3,218)	36,482	(30,279)
Change in net unrealized gains (losses) on financial derivatives, excluding accrued periodic payments(2)	(9,487)	9,362	(10,121)	11,438
Subtotal	(1,946)	(3,331)	4,612	(11,567)
Core Earnings	$1,839	$5,117	$4,209	$9,400
Less: Catch-up Premium Amortization Adjustment	(904)	480	(1,848)	331
Adjusted Core Earnings	$2,743	$4,637	$6,057	$9,069
Weighted Average Shares Outstanding	12,467,103	12,715,277	12,467,506	12,968,340
Core Earnings Per Share	$0.15	$0.40	$0.34	$0.72
Adjusted Core Earnings Per Share	$0.22	$0.36	$0.49	$0.70

(1)
For the three-month period ended June 30, 2019, represents Net realized gains (losses) on financial derivatives of $(8.8) million less Net realized gains (losses) on periodic settlements of interest rate swaps of $(0.4) million. For the three-month period ended June 30, 2018, represents Net realized gains (losses) on financial derivatives of $(3.7) million less Net realized gains (losses) on periodic settlements of interest rate swaps of $(1.3) million. For the six-month period ended June 30, 2019, represents Net realized gains (losses) on financial derivatives of $(20.9) million less Net realized gains (losses) on periodic settlements of interest rate swaps of $0.6 million. For the six-month period ended June 30, 2018, represents Net realized gains (losses) on financial derivatives of $12.3 million less Net realized gains (losses) on periodic settlements of interest rate swaps of $(0.2) million.

(2)
For the three-month period ended June 30, 2019, represents Change in net unrealized gains (losses) on financial derivatives of $(8.4) million less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $1.0 million. For the three-month period ended June 30, 2018, represents Change in net unrealized gains (losses) on financial derivatives of $10.8 million less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $1.5 million. For the six-month period ended June 30, 2019, represents Change in net unrealized gains (losses) on financial derivatives of $(9.4) million less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $0.7 million. For the six-month period ended June 30, 2018, represents Change in net unrealized gains (losses) on financial derivatives of $11.4 million less Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $(39) thousand.

Results of Operations for the Three-Month Periods Ended June 30, 2019 and 2018
Net Income (Loss)
Net income (loss) for the three-month period ended June 30, 2019 was $(0.1) million, as compared to $1.8 million for the three-month period ended June 30, 2018. The period-over-period decline in our results of operations was primarily due to a decrease in interest income combined with an increase in interest expense partially offset by a decrease in Total Other Loss.
Interest Income
Our portfolio as of both June 30, 2019 and 2018 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $11.7 million and $13.8 million in interest income on these securities for the three-month periods ended June 30, 2019 and 2018, respectively. The period-over-period decrease in interest income resulted from lower average holdings in our Agency RMBS portfolio combined with a large negative Catch-up Premium Amortization Adjustment, both of which decreased our interest income for the three-month period ended June 30, 2019. The Catch-up Premium Amortization Adjustment causes variability in our interest income and portfolio yields. For the three-month period ended June 30, 2019, we had a negative Catch-up Premium Amortization Adjustment of approximately $(0.9) million which decreased interest income. By comparison, for the three-month period ended June 30, 2018, we had a positive Catch-up Premium Amortization Adjustment of approximately $0.5 million, which increased our interest income. Excluding the Catch-up Premium Amortization Adjustments, the weighted average yield of our overall portfolio was 3.34% and 3.15% for the three-month periods ended June 30, 2019 and 2018, respectively.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended June 30, 2019 and 2018:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended June 30, 2019	$11,474	$1,501,355	3.06%	$240	$7,695	12.49%	$11,714	$1,509,050	3.11%
Three-month period ended June 30, 2018	$13,481	$1,678,375	3.21%	$301	$10,396	11.57%	$13,782	$1,688,771	3.26%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the three-month periods ended June 30, 2019 and 2018, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the three-month period ended June 30, 2019 was $9.7 million, of which $9.5 million represented interest expense on our repo borrowings and $0.2 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the three-month period ended June 30, 2018 was $7.7 million, of which $7.5 million represented interest expense on our repo borrowings and $0.2 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period increase in our total interest expense resulted mainly from higher rates on our repo borrowings stemming from the increase in short-term interest rates. Our average outstanding repo borrowings for the three-month period ended June 30, 2019 was $1.41 billion, and we had an average cost of funds on repo borrowings of 2.69%. Our average outstanding repo borrowings for the three-month period ended June 30, 2018 was $1.53 billion, and we had an average cost of funds on repo borrowings of 1.96%.
The following table shows information related to our average cost of funds(1) for the three-month periods ended June 30, 2019 and 2018.

	Repurchase Agreements			Interest Rate Swaps(2)		Short U.S. Treasury Securities(2)		Total(2)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Average Cost of Funds	Interest expense	Average Cost of Funds	Interest and net periodic expense paid or payable	Average Cost of Funds
(In thousands)
Three-month period ended June 30, 2019	$1,412,434	$9,485	2.69%	$(656)	(0.18)%	$172	0.05%	$9,001	2.56%
Three-month period ended June 30, 2018	$1,530,734	$7,481	1.96%	$(128)	(0.03)%	$198	0.05%	$7,551	1.98%

(1)	This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.

(2)
As an alternative cost of funds measure, we add to our repo borrowing cost the net periodic amounts paid or payable by us on our interest rate swaps and the interest expense we incur on our short positions in U.S. Treasury securities, and express the total as a percentage of our average outstanding repurchase agreement borrowings.

For the three-month periods ended June 30, 2019 and 2018, average one-month LIBOR was 2.44% and 1.97%, respectively. For the both of the three-month periods ended June 30, 2019 and 2018, average six-month LIBOR was 2.50%. For the three-month period ended June 30, 2019, the weighted average yield of our portfolio of Agency and non-Agency RMBS was 3.11%, while our total average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 2.56%, resulting in a net interest margin of 0.55%. By comparison, for the three-month period ended June 30, 2018, the weighted average yield of our Agency and non-Agency RMBS was 3.26%, while our average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.98%, resulting in a net interest margin of 1.28%. For the three-month periods ended June 30, 2019 and 2018, excluding the impact of the Catch-up Premium Amortization Adjustment, the weighted average yield of our portfolio was 3.34% and 3.15%, respectively, and our adjusted net interest margin was 0.78% and 1.17%, respectively.
Management Fees
For three-month periods ended June 30, 2019 and 2018, our management fee expense was approximately $0.6 million and

$0.7 million, respectively. The decrease in management fee period over period was primarily due to a smaller capital base as of June 30, 2019. Management fees are calculated based on our shareholders' equity at the end of each quarter.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. For the three-month periods ended June 30, 2019 and 2018, our other operating expenses were approximately $0.7 million and $0.8 million, respectively. The decrease in other operating expenses was primarily due to a decrease in compensation expense. Our expense ratio, which represents our annualized management fees and other operating expenses as a percentage of our average shareholders' equity, increased to 3.3% for the three-month period ended June 30, 2019, as compared to 3.2% for the three-month period ended June 30, 2018. The increase in our expense ratio was due to a decrease in our average shareholders' equity for the three-month period ended June 30, 2019, as compared to the three-month period ended June 30, 2018.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the three-month period ended June 30, 2019, Other income (loss) was $(1.3) million, consisting of net realized and change in net unrealized losses of $(17.2) million on our financial derivatives, partially offset by net realized and change in net unrealized gains of $15.9 million on our securities, primarily our Agency RMBS. Lower interest rates caused Agency RMBS prices to increase during the quarter ended June 30, 2019 which led to unrealized gains on our portfolio. The decline in interest rates during the quarter also led to losses on our interest rate hedges, including net realized and unrealized losses of $(12.8) million on our interest rate swaps. For the three-month period ended June 30, 2019, as measured by sales and excluding paydowns, we turned over approximately 15% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized gains of $1.3 million on our Agency RMBS portfolio.
Other income (loss) for the three-month period ended June 30, 2018 was $(3.2) million and consisted of net realized and change in net unrealized losses of $(10.3) million on our securities, primarily our Agency RMBS, partially offset by net realized and change in net unrealized gains of $7.1 million on our financial derivatives. Higher interest rates caused Agency RMBS prices to decline during the quarter ended June 30, 2018, leading to unrealized losses on our portfolio, but they also positively affected the results for our TBA short positions and interest rate swaps. The net realized and unrealized gains on our financial derivatives included $5.2 million of net realized and unrealized gains primarily from our net TBA short positions and interest rate swaps. For the three-month period ended June 30, 2018, as measured by sales and excluding paydowns, we turned over approximately 17% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized losses of $(6.9) million on our Agency RMBS portfolio.
Results of Operations for the Six-Month Periods Ended June 30, 2019 and 2018
Net Income (Loss)
Net income (loss) for the six-month period ended June 30, 2019 was $8.8 million, as compared to $(2.2) million for the six-month period ended June 30, 2018. The period-over-period reversal in our results of operations was primarily due to a reversal from Total Other (Loss) for the six-month period ended June 30, 2018, to Total Other Income for the six-month period ended June 30, 2019, partially offset by a decline in net interest income.
Interest Income
Our portfolio as of both June 30, 2019 and 2018 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $24.1 million and $26.7 million in interest income on these securities for the six-month periods ended June 30, 2019 and 2018, respectively. The period-over-period decrease in interest income resulted from lower average holdings on our Agency RMBS portfolio combined with a large negative Catch-up Premium Amortization Adjustment, both of which decreased our interest income, partially offset by higher yields on our Agency RMBS portfolio for the six-month period ended June 30, 2019. The Catch-up Premium Amortization Adjustment causes variability in our interest income and portfolio yields. For the six-month period ended June 30, 2019, we had a negative Catch-up Premium Amortization Adjustment of approximately $(1.8) million which decreased interest income. By comparison, for the six-month period ended June 30, 2018, we had a positive Catch-up Premium Amortization Adjustment of approximately $0.3 million, which increased our interest income. Excluding the Catch-up Premium Amortization Adjustments, the weighted average yield of our overall portfolio was 3.39% and 3.09% for the six-month periods ended June 30, 2019 and 2018, respectively.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the six-month periods ended June 30, 2019 and 2018:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Six-month period ended June 30, 2019	$23,598	$1,521,101	3.10%	$484	$8,436	11.48%	$24,082	$1,529,537	3.15%
Six-month period ended June 30, 2018	$26,141	$1,696,264	3.08%	$556	$11,952	9.29%	$26,697	$1,708,216	3.13%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the six-month periods ended June 30, 2019 and 2018, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the six-month period ended June 30, 2019 was $19.2 million, of which $18.9 million represented interest expense on our repo borrowings and $0.3 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the six-month period ended June 30, 2018 was $14.9 million, of which $13.9 million represented interest expense on our repo borrowings and $1.0 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period increase in our total interest expense resulted mainly from higher rates on our repo borrowings stemming from the increase in short-term interest rates. Our average outstanding repo borrowings for the six-month period ended June 30, 2019 was $1.42 billion, and we had an average cost of funds on repo borrowings of 2.69%. Our average outstanding repo borrowings for the six-month period ended June 30, 2018 was $1.56 billion, and we had an average cost of funds on repo borrowings of 1.80%.
The following table shows information related to our average cost of funds(1) for the six-month periods ended June 30, 2019 and 2018.

	Repurchase Agreements			Interest Rate Swaps(2)		Short U.S. Treasury Securities(2)		Total(2)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Average Cost of Funds	Interest expense	Average Cost of Funds	Interest and net periodic expense paid or payable	Average Cost of Funds
(In thousands)
Six-month period ended June 30, 2019	$1,417,356	$18,941	2.69%	$(1,330)	(0.19)%	$267	0.04%	$17,878	2.54%
Six-month period ended June 30, 2018	$1,559,465	$13,893	1.80%	$258	0.03%	$975	0.13%	$15,126	1.96%

(1)	This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.

(2)
As an alternative cost of funds measure, we add to our repo borrowing cost the net periodic amounts paid or payable by us on our interest rate swaps and the interest expense we incur on our short positions in U.S. Treasury securities, and express the total as a percentage of our average outstanding repurchase agreement borrowings.

For the six-month periods ended June 30, 2019 and 2018, average one-month LIBOR was 2.47% and 1.81%, respectively. For the six-month periods ended June 30, 2019 and 2018, average six-month LIBOR was 2.63% and 2.30%, respectively. For the six-month period ended June 30, 2019, the weighted average yield of our portfolio of Agency and non-Agency RMBS was 3.15%, while our total average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 2.54%, resulting in a net interest margin of 0.61%. By comparison, for the six-month period ended June 30, 2018, the weighted average yield of our Agency and non-Agency RMBS was 3.13%, while our average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.96%, resulting in a net interest margin of 1.17%. For the six-month periods ended June 30, 2019 and 2018, excluding the impact of the Catch-up Premium Amortization Adjustment, the weighted average yield of our portfolio was 3.39% and 3.09%, respectively, and our adjusted net interest margin was 0.85% and 1.13%, respectively.
Management Fees
For six-month periods ended June 30, 2019 and 2018, our management fee expense was approximately $1.2 million and

$1.3 million, respectively. The decrease in management fee period over period was primarily due to a smaller capital base period over period. Management fees are calculated based on our shareholders' equity at the end of each quarter.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. For the six-month periods ended June 30, 2019 and 2018 our other operating expenses were approximately $1.5 million and $1.6 million, respectively. The decrease in other operating expenses was primarily due to a decrease in compensation expense. Our expense ratio, which represents our annualized management fees and other operating expenses as a percentage of our average shareholders' equity, increased to 3.4% for the three-month period ended June 30, 2019, as compared to 3.2% for the six-month period ended June 30, 2018. The increase in our expense ratio was due to a decrease in our average shareholders' equity for the six-month period ended June 30, 2019, as compared to the six-month period ended June 30, 2018.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the six-month period ended June 30, 2019, Other income (loss) was $6.0 million, consisting of net realized and change in net unrealized gains of $36.2 million on our securities, primarily our Agency RMBS, partially offset by net realized and change in net unrealized losses of $(30.3) million on our financial derivatives. The increase in prices on our Agency RMBS holdings, as a result of the decrease in interest rates during the six-month period ended June 30, 2019, led to significant net unrealized gains on our securities portfolio. The decrease in interest rates also led to losses on our interest rate hedges, including net realized and unrealized losses of $(19.6) million on our interest rate swaps and $(6.0) million on our futures. For the six-month period ended June 30, 2019, as measured by sales and excluding paydowns, we turned over approximately 32% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized losses of $(0.3) million on our Agency RMBS portfolio.
Other income (loss) for the six-month period ended June 30, 2018 was $(11.8) million and consisted of net realized and change in net unrealized losses of $(35.5) million on our securities, primarily our Agency RMBS, partially offset by net realized and change in net unrealized gains of $23.7 million on our financial derivatives. The increase in interest rates during the six-month period ended June 30, 2018 led to significant unrealized losses on our securities portfolio. The decline in mortgage prices and increase in interest rates positively affected the results for our TBA short positions and interest rate swaps. The net realized and unrealized gains on our financial derivatives primarily included $12.5 million of net realized and unrealized gains on our interest rate swaps and $10.2 million on our net TBA short positions. For the six-month period ended June 30, 2018, as measured by sales and excluding paydowns, we turned over approximately 32% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized losses of $(11.2) million on our Agency RMBS portfolio.
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
As of June 30, 2019 and December 31, 2018, we had $1.4 billion and $1.5 billion outstanding under our repurchase agreements, respectively. As of June 30, 2019, our outstanding repurchase agreements were with 13 counterparties.

The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of both June 30, 2019 and December 31, 2018, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 5.1%.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
June 30, 2019	$1,442,043	$1,412,434	$1,442,043
March 31, 2019	1,427,147	1,422,333	1,427,147
December 31, 2018	1,481,561	1,456,905	1,481,561
September 30, 2018	1,500,632	1,506,855	1,515,617
June 30, 2018	1,537,216	1,530,734	1,537,216
March 31, 2018	1,589,319	1,588,515	1,590,790
December 31, 2017	1,597,206	1,614,096	1,643,683
September 30, 2017	1,642,313	1,633,746	1,650,729
June 30, 2017(1)	1,628,450	1,339,806	1,628,450
March 31, 2017	1,178,285	1,194,321	1,199,860
December 31, 2016	1,197,973	1,170,091	1,197,973
September 30, 2016	1,158,962	1,138,439	1,158,962

(1)
For the quarter ended June 30, 2017, the significant increase between average borrowings outstanding and total borrowings as of June 30, 2017 was the result of our deployment of the proceeds from our follow-on offering of common shares during the quarter. Based on our higher equity base, we increased our repo borrowings so as to maintain our desired debt-to-equity ratio.

As of June 30, 2019, we had an aggregate amount at risk under our repurchase agreements with 13 counterparties of $82.8 million. As of December 31, 2018, we had an aggregate amount at risk under our repurchase agreements with 12 counterparties of $89.6 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. If the amounts outstanding under repurchase agreements with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk under our repurchase agreements as of June 30, 2019 and December 31, 2018 does not include $0.4 million and $0.2 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of June 30, 2019, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with two counterparties of approximately $13.1 million. We also had $6.9 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2018, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with three counterparties of approximately $11.6 million. We also had $9.8 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of June 30, 2019, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $3.3 million. As of December 31, 2018, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with eight counterparties of approximately $2.5 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $41.5 million and $18.6 million as of June 30, 2019 and December 31, 2018, respectively.
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
Six-Month Period Ended June 30, 2019

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.34	$4,239	March 4, 2019	March 29, 2019	April 25, 2019
Second Quarter	$0.28	$3,491	June 11, 2019	June 28, 2018	July 25, 2018
Six-Month Period Ended June 30, 2018

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.37	$4,746	March 7, 2018	March 29, 2018	April 25, 2018
Second Quarter	$0.37	$4,703	June 13, 2018	June 29, 2018	July 25, 2018
For the six-month period ended June 30, 2019, our operating activities provided net cash of $9.1 million and our investing activities provided net cash of $69.3 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) used net cash of $46.6 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $31.8 million. We used $8.5 million to pay dividends and $0.4 million to repurchase common shares. As a result of these activities, there was an increase in our cash holdings of $22.9 million, from $18.6 million as of December 31, 2018 to $41.5 million as of June 30, 2019.
For the six-month period ended June 30, 2018, our operating activities provided net cash of $15.4 million and our investing activities provided net cash of $50.3 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements) used net cash of $63.7 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $2.0 million. We used $9.7 million to pay dividends and $7.0 million to repurchase common shares. As a result of these activities, there was a decrease in our cash holdings of $14.7 million, from $56.1 million as of December 31, 2017 to $41.4 million as of June 30, 2018.
On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. This program superseded the program that was previously adopted on February 6, 2018. During the six-month period ended June 30, 2019, we repurchased 40,110 common shares at an average price per share of $10.34 and a total cost of

$0.4 million. Under the current repurchase program adopted on June 13, 2018, we have repurchased 264,323 shares through August 2, 2019 for an aggregate cost of $2.8 million, and have authorization to repurchase an additional 935,677 shares.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both June 30, 2019 and December 31, 2018, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of June 30, 2019, we had $1.4 billion of outstanding borrowings with 13 counterparties.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of June 30, 2019, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, excluding TBAs	$14,156	9.16%	$19,853	12.84%	$(22,616)	(14.63)%	$(53,691)	(34.73)%
TBAs	(984)	(0.64)%	(1,358)	(0.88)%	1,593	1.03%	3,795	2.45%
Non-Agency RMBS	200	0.13%	403	0.26%	(196)	(0.13)%	(389)	(0.25)%
U.S. Treasury Securities, Interest Rate Swaps, and Futures	(16,247)	(10.51)%	(33,096)	(21.40)%	15,646	10.12%	30,690	19.85%
Repurchase and Reverse Repurchase Agreements	(924)	(0.60)%	(1,849)	(1.20)%	924	0.60%	1,849	1.20%
Total	$(3,799)	(2.46)%	$(16,047)	(10.38)%	$(4,649)	(3.01)%	$(17,746)	(11.48)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our June 30, 2019 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "—Special Note Regarding Forward-Looking Statements."
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 5. Other Information
On August 7, 2019, the Board of Trustees approved a form of share award agreement, filed herewith as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference, pursuant to which the Company’s officers or service providers may receive future restricted share awards (the "Revised Form of Share Award Agreement"). On that same date, the Company entered into an amended and restated share award agreement with each of Mr. Smernoff and Mr. Herlihy (the "Amended and Restated Share Award Agreements") to amend and restate the share award agreements (the "Original Share Award Agreements") between the Company and Mr. Smernoff and Mr. Herlihy, respectively, each dated December 11, 2018, so that the forfeiture provisions of the Amended and Restated Share Award Agreements will match those of the Revised Form of Share Award Agreement. The economic terms of the Amended and Restated Share Award Agreements are otherwise identical to the Original Share Award Agreements.
Item 6. Exhibits

Exhibit	Description
10.1+	Form of Share Award Agreement (for Ellington employees)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the three- and six-month periods ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	August 8, 2019	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	August 8, 2019	By:	/s/ CHRISTOPHER SMERNOFF
Christopher Smernoff Chief Financial Officer (Principal Financial and Accounting Officer)