Form 10-Q
period 2019-09-30
Ellington Residential Mortgage REIT
filed 2019-11-06
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $0.01 par value per share	EARN	The New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2019
Common Shares of Beneficial Interest, $0.01 par value per share	12,448,421

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2019	December 31, 2018
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$50,188	$18,585
Mortgage-backed securities, at fair value	1,394,568	1,540,296
Due from brokers	56,734	24,051
Financial derivatives–assets, at fair value	475	11,839
Reverse repurchase agreements	43,008	379
Receivable for securities sold	123,594	74,197
Interest receivable	5,127	5,607
Other assets	708	612
Total Assets	$1,674,402	$1,675,566
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,337,984	$1,481,561
Payable for securities purchased	114,684	11,275
Due to brokers	294	1,325
Financial derivatives–liabilities, at fair value	19,886	16,559
U.S. Treasury securities sold short, at fair value	37,835	374
Dividend payable	3,485	4,252
Accrued expenses	681	838
Management fee payable to affiliate	582	579
Interest payable	4,400	4,981
Total Liabilities	1,519,831	1,521,744
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (12,448,421 and 12,507,213 shares issued and outstanding, respectively)	124	125
Additional paid-in-capital	230,303	230,888
Accumulated deficit	(75,856)	(77,191)
Total Shareholders' Equity	154,571	153,822
Total Liabilities and Shareholders' Equity	$1,674,402	$1,675,566

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2019	2018	2019	2018
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$10,485	$13,171	$35,237	$40,677
Interest expense	(8,820)	(8,519)	(28,038)	(23,434)
Total net interest income	1,665	4,652	7,199	17,243
EXPENSES
Management fees to affiliate	582	641	1,759	1,968
Professional fees	216	198	652	651
Compensation expense	132	136	394	511
Insurance expense	74	74	221	221
Other operating expenses	341	283	987	924
Total expenses	1,345	1,332	4,013	4,275
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	1,564	(8,402)	1,308	(13,590)
Net realized gains (losses) on financial derivatives	(1,862)	4,058	(22,723)	16,311
Change in net unrealized gains (losses) on securities	9,058	(2,636)	45,540	(32,915)
Change in net unrealized gains (losses) on financial derivatives	(5,351)	4,606	(14,761)	16,005
Total other income (loss)	3,409	(2,374)	9,364	(14,189)
NET INCOME (LOSS)	$3,729	$946	$12,550	$(1,221)
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.30	$0.07	$1.01	$(0.09)

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2017	13,340,217	$134	—	$—	$240,062	$(47,493)	$192,703
Share based compensation					49		49
Repurchase of common shares	(512,367)	(6)	—	—	(5,735)		(5,741)
Dividends declared(1)						(4,746)	(4,746)
Net income (loss)						(3,953)	(3,953)
BALANCE, March 31, 2018	12,827,850	128	—	—	234,376	(56,192)	178,312
Share based compensation					50		50
Repurchase of common shares	(115,800)	(1)	—	—	(1,274)		(1,275)
Dividends declared(1)						(4,704)	(4,704)
Net income (loss)						1,786	1,786
BALANCE, June 30, 2018	12,712,050	127	—	—	233,152	(59,110)	174,169
Issuance of restricted shares	13,144	—	—	—	—		—
Share based compensation					50		50
Repurchase of common shares	(21,720)	—	—	—	(235)		(235)
Dividends declared(1)						(4,700)	(4,700)
Net income (loss)						946	946
BALANCE, September 30, 2018	12,703,474	$127	—	$—	$232,967	$(62,864)	$170,230

BALANCE, December 31, 2018	12,507,213	$125	—	$—	$230,888	$(77,191)	$153,822
Share based compensation					53		53
Repurchase of common shares	(40,110)	—	—	—	(414)		(414)
Dividends declared(1)						(4,239)	(4,239)
Net income (loss)						8,928	8,928
BALANCE, March 31, 2019	12,467,103	125	—	—	230,527	(72,502)	158,150
Share based compensation					53		53
Dividends declared(1)						(3,491)	(3,491)
Net income (loss)						(107)	(107)
BALANCE, June 30, 2019	12,467,103	125	—	—	230,580	(76,100)	154,605
Issuance of restricted shares	15,024	—	—	—	—		—
Share based compensation					55		55
Repurchase of common shares	(33,706)	(1)	—	—	(332)	—	(333)
Dividends declared(1)						(3,485)	(3,485)
Net income (loss)						3,729	3,729
BALANCE, September 30, 2019	12,488,421	$124	—	$—	$230,303	$(75,856)	$154,571

(1)
For the three-month periods ended September 30, 2019 and 2018, dividends totaling $0.28 and $0.37, respectively, per common share outstanding, were declared. For the nine-month periods ended September 30, 2019 and 2018, dividends totaling $0.90 and $1.11, respectively, per common share outstanding, were declared.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine-Month Period Ended September 30,
	2019	2018
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$12,550	$(1,221)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	(1,308)	13,590
Change in net unrealized (gains) losses on securities	(45,540)	32,915
Net realized (gains) losses on financial derivatives	22,723	(16,311)
Change in net unrealized (gains) losses on financial derivatives	14,761	(16,005)
Amortization of premiums and accretion of discounts, net	10,065	8,165
Share based compensation	161	149
(Increase) decrease in assets:
Interest receivable	480	109
Other assets	(96)	(142)
Increase (decrease) in liabilities:
Accrued expenses	(157)	(24)
Interest payable	(581)	1,022
Management fees payable to affiliate	3	(84)
Net cash provided by (used in) operating activities	13,061	22,163
Cash flows provided by (used in) investing activities:
Purchases of securities	(1,308,549)	(1,001,324)
Proceeds from sale of securities	1,400,018	917,962
Principal repayments of mortgage-backed securities	146,230	136,490
Proceeds from investments sold short	513,084	778,977
Repurchase of investments sold short	(476,800)	(829,897)
Proceeds from disposition of financial derivatives	13,928	28,395
Purchase of financial derivatives	(36,634)	(11,798)
Payments made on reverse repurchase agreements	(5,158,083)	(10,302,989)
Proceeds from reverse repurchase agreements	5,115,454	10,357,680
Due from brokers, net	(14,969)	6,217
Due to brokers, net	(182)	7,865
Net cash provided by (used in) investing activities	193,497	87,578

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine-Month Period Ended September 30,
	2019	2018
Cash flows provided by (used in) financing activities:
Repurchase of common shares	(747)	(7,251)
Dividends paid	(11,982)	(14,386)
Borrowings under repurchase agreements	1,256,876	1,270,533
Repayments of repurchase agreements	(1,400,453)	(1,367,107)
Due from brokers, net	(17,723)	(6,631)
Due to brokers, net	(926)	—
Cash provided by (used in) financing activities	(174,955)	(124,842)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,603	(15,101)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,585	56,117
CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,188	$41,016
Supplemental disclosure of cash flow information:
Interest paid	$28,619	$22,412
Dividends payable	3,485	4,700

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
(L) Share Based Compensation: The Company applies the provisions of ASC 718, Compensation—Stock Compensation ("ASC 718"), with regard to its equity incentive plan. ASC 718 covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured based on the fair value, at the grant date, of the equity or liability instruments issued and is amortized over the vesting period. Restricted shares issued to the Company's independent trustees and partially dedicated personnel are participating securities and receive dividends prior to vesting. Fair value for such awards is based on the closing stock price on the New York Stock Exchange at the grant date. The vesting period for restricted share awards is typically one to two years. Shares issued to the Company's independent trustees and partially dedicated personnel are subject to tax withholding upon vesting. The Company's independent trustees and partially dedicated personnel are permitted to forfeit a portion of their vested shares to pay such withholding tax. Forfeited shares decrease the total number of shares issued and outstanding and are immediately retired upon settlement.
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
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or its open tax years. In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period and its open tax years. The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any of such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.
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
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at September 30, 2019 and December 31, 2018, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or government-sponsored enterprise, or "GSE." The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.
By RMBS Type
September 30, 2019:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Agency RMBS:
15-year fixed-rate mortgages	$153,142	$2,771	$155,913	$4,193	$(94)	$160,012	3.46%	2.94%	4.11
20-year fixed-rate mortgages	17,251	742	17,993	355	—	18,348	4.54%	3.37%	4.04
30-year fixed-rate mortgages	996,703	47,996	1,044,699	17,757	(3,537)	1,058,919	4.21%	3.26%	5.89
Adjustable rate mortgages	36,681	1,193	37,874	339	(101)	38,112	3.85%	2.27%	2.83
Reverse mortgages	89,444	7,080	96,524	1,946	(34)	98,436	4.60%	2.85%	5.74
Interest only securities	n/a	n/a	12,144	54	(633)	11,565	3.03%	2.99%	3.31
Total Agency RMBS	1,293,221	59,782	1,365,147	24,644	(4,399)	1,385,392	4.03%	3.17%	5.32
Non-Agency RMBS	11,128	(4,084)	7,044	2,132	—	9,176	3.91%	11.38%	5.88
Total RMBS	$1,304,349	$55,698	$1,372,191	$26,776	$(4,399)	$1,394,568	4.03%	3.21%	5.33

(1)	Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.

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

By Estimated Weighted Average Life
As of September 30, 2019:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$142,482	$140,888	4.78%	$4,824	$5,306	4.32%	$4,210	$4,022	5.47%
Greater than three years and less than seven years	842,206	827,820	4.17%	6,741	6,838	2.17%	823	282	4.05%
Greater than seven years and less than eleven years	387,146	382,390	3.87%	—	—	—%	4,143	2,740	2.52%
Greater than eleven years	1,993	1,905	3.50%	—	—	—%	—	—	—%
Total	$1,373,827	$1,353,003	4.15%	$11,565	$12,144	3.03%	$9,176	$7,044	3.91%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.

(2)	Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.
As of December 31, 2018:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$12,667	$12,796	4.69%	$1,129	$1,671	4.41%	$4,635	$3,975	4.96%
Greater than three years and less than seven years	394,733	399,895	4.26%	15,237	15,069	4.41%	2,500	2,366	5.89%
Greater than seven years and less than eleven years	1,086,032	1,105,538	4.14%	—	—	—%	4,098	3,090	2.99%
Greater than eleven years	19,265	19,265	4.10%	—	—	—%	—	—	—%
Total	$1,512,697	$1,537,494	4.17%	$16,366	$16,740	4.41%	$11,233	$9,431	4.38%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.

(2)	Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.

The following tables reflect the components of interest income on the Company's RMBS for the three- and nine-month periods ended September 30, 2019 and 2018:

	Three-Month Period Ended September 30, 2019			Nine-Month Period Ended September 30, 2019
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$14,941	$(5,097)	$9,844	$46,893	$(13,452)	$33,441
Non-Agency RMBS	110	81	191	331	344	675
Total	$15,051	$(5,016)	$10,035	$47,224	$(13,108)	$34,116

	Three-Month Period Ended September 30, 2018			Nine-Month Period Ended September 30, 2018
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$16,744	$(4,029)	$12,715	$50,341	$(11,485)	$38,856
Non-Agency RMBS	362	44	406	680	282	962
Total	$17,106	$(3,985)	$13,121	$51,021	$(11,203)	$39,818
For the three-month periods ended September 30, 2019 and 2018, the Catch-up Premium Amortization Adjustment was $(1.6) million and $(0.4) million, respectively. For the nine-month periods ended September 30, 2019 and 2018, the Catch-up Premium Amortization Adjustment was $(3.4) million and $(0.1) million, respectively.
For the three- and nine-month periods ended September 30, 2019, the Company recognized a charge of $0.8 million and $4.0 million, respectively, on the cost basis of its Agency IOs, which is included in Net realized gains (losses) on securities, on the Consolidated Statement of Operations. This charge recorded was due to an adverse change in cash flows resulting from an increase in prepayments.

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
September 30, 2019:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$160,012	$—	$160,012
20-year fixed-rate mortgages	—	18,348	—	18,348
30-year fixed-rate mortgages	—	1,058,919	—	1,058,919
Adjustable rate mortgages	—	38,112	—	38,112
Reverse mortgages	—	98,436	—	98,436
Interest only securities	—	5,150	6,415	11,565
Non-Agency RMBS	—	6,882	2,294	9,176
Mortgage-backed securities, at fair value	—	1,385,859	8,709	1,394,568
Financial derivatives–assets, at fair value:
TBAs	—	384	—	384
Interest rate swaps	—	91	—	91
Total financial derivatives–assets, at fair value	—	475	—	475
Total mortgage-backed securities and financial derivatives–assets, at fair value	$—	$1,386,334	$8,709	$1,395,043
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(37,835)	$—	$(37,835)
Financial derivatives–liabilities, at fair value:
TBAs	—	(307)	—	(307)
Interest rate swaps	—	(19,458)	—	(19,458)
Futures	(121)	—	—	(121)
Total financial derivatives–liabilities, at fair value	(121)	(19,765)	—	(19,886)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(121)	$(57,600)	$—	$(57,721)

December 31, 2018:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$137,531	$—	$137,531
20-year fixed-rate mortgages	—	7,505	—	7,505
30-year fixed-rate mortgages	—	1,273,514	—	1,273,514
Adjustable rate mortgages	—	18,243	—	18,243
Reverse mortgages	—	75,904	—	75,904
Interest only securities	—	13,534	2,832	16,366
Non-Agency RMBS	—	6,599	4,634	11,233
Mortgage-backed securities, at fair value	—	1,532,830	7,466	1,540,296
Financial derivatives–assets, at fair value:
TBAs	—	794	—	794
Interest rate swaps	—	11,045	—	11,045
Total financial derivatives–assets, at fair value	—	11,839	—	11,839
Total mortgage-backed securities and financial derivatives–assets, at fair value	$—	$1,544,669	$7,466	$1,552,135
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(374)	$—	$(374)
Financial derivatives–liabilities, at fair value:
TBAs	—	(2,536)	—	(2,536)
Interest rate swaps	—	(6,193)	—	(6,193)
Futures	(7,830)	—	—	(7,830)
Total financial derivatives–liabilities, at fair value	(7,830)	(8,729)	—	(16,559)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(7,830)	$(9,103)	$—	$(16,933)
The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value.
Three-month period ended September 30, 2019:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of June 30, 2019	$2,360	$4,950
Purchases	—	1,771
Proceeds from sales	—	—
Principal repayments	(101)	—
(Amortization)/accretion, net	85	(496)
Net realized gains (losses)	—	(557)
Change in net unrealized gains (losses)	(50)	(120)
Transfers:
Transfers into level 3	—	1,138
Transfers out of level 3	—	(271)
Ending balance as of September 30, 2019	$2,294	$6,415
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at September 30, 2019, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended September 30, 2019. For Level 3 financial instruments held by the Company as of September 30, 2019, change in net unrealized gains (losses) of $(0.1) million and $(0.2) million, for the three-month period ended September 30, 2019 relate to non-Agency RMBS and Agency RMBS, respectively.
At September 30, 2019, the Company transferred $0.3 million of RMBS from Level 3 to Level 2 and $1.1 million of RMBS from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
Nine-month period ended September 30, 2019:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2018	$4,634	$2,832
Purchases	—	1,771
Proceeds from sales	(1,372)	—
Principal repayments	(704)	—
(Amortization)/accretion, net	257	(769)
Net realized gains (losses)	55	(965)
Change in net unrealized gains (losses)	160	534
Transfers:
Transfers into level 3	—	3,680
Transfers out of level 3	(736)	(668)
Ending balance as of September 30, 2019	$2,294	$6,415
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at September 30, 2019, as well as Level 3 financial instruments disposed of by the Company during the nine-month period ended September 30, 2019. For Level 3 financial instruments held by the Company as of September 30, 2019, change in net unrealized gains (losses) of $0.2 million and $(0.3) million, for the nine-month period ended September 30, 2019 relate to non-Agency RMBS and Agency RMBS, respectively.
At September 30, 2019, the Company transferred $1.4 million of RMBS from Level 3 to Level 2 and $3.7 million of RMBS from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of September 30, 2018, as well as Level 3 financial instruments disposed of by the Company during the nine-month period ended September 30, 2018. For Level 3 financial instruments held by the Company as of September 30, 2018, change in net unrealized gains (losses) of $0.3 million and $0.7 million, for the nine-month period ended September 30, 2018 relate to non-Agency RMBS and Agency RMBS, respectively.
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
The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of September 30, 2019 and December 31, 2018:
September 30, 2019:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$2,294	Market quotes	Non-Binding Third-Party Valuation	$62.56	$90.66	$77.12
Agency RMBS–Interest Only Securities	6,415	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	77	1,241	374
			Projected Collateral Prepayments	46.9%	87.9%	80.2%
			Projected Collateral Scheduled Amortization	12.1%	53.1%	19.8%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.

December 31, 2018:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$2,745	Market quotes	Non-Binding Third-Party Valuation	$83.59	$86.59	$85.65
Non-Agency RMBS	1,889	Discounted Cash Flows	Yield	3.4%	5.4%	4.5%
			Projected Collateral Prepayments	50.2%	66.4%	56.6%
			Projected Collateral Losses	2.3%	8.6%	4.9%
			Projected Collateral Recoveries	7.5%	12.3%	9.6%
			Projected Collateral Scheduled Amortization	17.8%	39.9%	28.9%
						100.0%
Agency RMBS–Interest Only Securities	2,832	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	319	1,439	734
			Projected Collateral Prepayments	33.9%	79.5%	59.4%
			Projected Collateral Scheduled Amortization	20.5%	66.1%	40.6%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.
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

The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$50,188	$50,188	$18,585	$18,585
Due from brokers	56,734	56,734	24,051	24,051
Reverse repurchase agreements	43,008	43,008	379	379
Liabilities:
Repurchase agreements	1,337,984	1,337,984	1,481,561	1,481,561
Due to brokers	294	294	1,325	1,325
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
The following table details the fair value of the Company's holdings of financial derivatives as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$369	$794
TBA securities sale contracts	15	—
Fixed payer interest rate swaps	86	10,201
Fixed receiver interest rate swaps	5	844
Total financial derivatives–assets, at fair value	475	11,839
Financial derivatives–liabilities, at fair value:
TBA securities sale contracts	(307)	(2,536)
Fixed payer interest rate swaps	(19,449)	(6,190)
Fixed receiver interest rate swaps	(9)	(3)
Futures	(121)	(7,830)
Total financial derivatives–liabilities, at fair value	(19,886)	(16,559)
Total, net	$(19,411)	$(4,720)

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of September 30, 2019 and December 31, 2018:
September 30, 2019:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2020	$86,000	$(31)	1.60%	2.26%	0.57
2021	151,606	(2,061)	2.11	2.20	1.79
2022	60,100	(857)	1.98	2.19	2.63
2023	115,523	(1,897)	1.96	2.15	3.85
2024	26,591	(306)	1.75	2.22	4.84
2025	105,300	(3,998)	2.05	2.10	6.26
2026	12,771	(404)	1.93	2.17	7.07
2027	30,000	(1,831)	2.29	2.29	7.59
2028	39,807	(4,142)	2.80	2.22	8.76
2029	3,849	(77)	1.80	2.27	9.82
2036	2,700	(256)	2.32	2.16	16.39
2043	12,380	(3,278)	2.99	2.18	23.63
2048	630	(225)	3.18	2.13	29.18
Total	$647,257	$(19,363)	2.04%	2.19%	4.28
December 31, 2018:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2020	$86,000	$1,390	1.60%	2.50%	1.32
2021	165,600	2,099	2.09	2.63	2.52
2022	68,480	1,289	2.00	2.60	3.43
2023	23,600	695	1.88	2.51	4.36
2024	8,900	269	1.99	2.40	5.26
2025	47,722	(202)	2.57	2.67	6.17
2026	40,885	2,841	1.63	2.63	7.71
2027	30,000	845	2.29	2.58	8.34
2028	150,563	(4,486)	2.97	2.55	9.61
2043	12,380	(338)	2.99	2.61	24.38
2048	5,500	(391)	3.18	2.69	29.93
Total	$639,630	$4,011	2.26%	2.58%	5.77

The following tables provide information about the Company's fixed receiver interest rate swaps as of September 30, 2019 and December 31, 2018.
September 30, 2019:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$9,940	$1	2.09%	1.53%	4.01
2024	7,000	4	2.10	1.52	5.01
2029	12,500	(9)	2.09	1.57	10.01
Total	$29,440	$(4)	2.09%	1.54%	6.80
December 31, 2018:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$59,562	$406	2.79%	2.72%	4.98
2028	18,870	295	2.79	2.89	9.97
2029	9,750	(3)	2.81	2.71	10.02
2048	5,000	143	2.78	2.98	29.97
Total	$93,182	$841	2.79%	2.77%	7.86
Futures
The following tables provide information about the Company's futures as of September 30, 2019 and December 31, 2018.
September 30, 2019:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
U.S. Treasury Futures	$19,800	$(121)	3.04
December 31, 2018:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
U.S. Treasury Futures	$(301,300)	$(7,830)	2.76
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

As of September 30, 2019 and December 31, 2018, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	September 30, 2019				December 31, 2018
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$106,465	$110,326	$110,695	$369	$95,054	$95,967	$96,761	$794
	106,465	110,326	110,695	369	95,054	95,967	96,761	794
Sale contracts:
Assets	(63,370)	(65,317)	(65,302)	15	—	—	—	—
Liabilities	(237,853)	(247,100)	(247,407)	(307)	(289,012)	(291,438)	(293,974)	(2,536)
	(301,223)	(312,417)	(312,709)	(292)	(289,012)	(291,438)	(293,974)	(2,536)
Total TBA securities, net	$(194,758)	$(202,091)	$(202,014)	$77	$(193,958)	$(195,471)	$(197,213)	$(1,742)

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in Financial derivatives-assets at fair value and Financial derivatives-liabilities at fair value on the Consolidated Balance Sheet.

The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the nine-month period ended September 30, 2019 and the year ended December 31, 2018:

Derivative Type	Nine-Month Period Ended September 30, 2019	Year Ended December 31, 2018
	(In thousands)
Interest rate swaps	$659,379	$606,315
TBAs	519,242	577,864
Futures	138,150	255,538
Options	1,940	5,385

Gains and losses on the Company's financial derivatives for the three- and nine-month periods ended September 30, 2019 and 2018 are summarized in the tables below:

	Three-Month Period Ended September 30, 2019
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$2,347	$(2,930)	$(583)	$(1,815)	$(4,490)	$(6,305)
TBAs		(1,586)	(1,586)		1,315	1,315
Futures		307	307		(361)	(361)
Total	$2,347	$(4,209)	$(1,862)	$(1,815)	$(3,536)	$(5,351)

	Three-Month Period Ended September 30, 2018
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$1,281	$2,096	$3,377	$(893)	$2,383	$1,490
TBAs		(692)	(692)		2,100	2,100
Futures		1,622	1,622		1,237	1,237
Options		(249)	(249)		(221)	(221)
Total	$1,281	$2,777	$4,058	$(893)	$5,499	$4,606

	Nine-Month Period Ended September 30, 2019
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$2,978	$(5,223)	$(2,245)	$(1,105)	$(23,184)	$(24,289)
TBAs		(6,578)	(6,578)		1,819	1,819
Futures		(13,800)	(13,800)		7,709	7,709
Options		(100)	(100)		—	—
Total	$2,978	$(25,701)	$(22,723)	$(1,105)	$(13,656)	$(14,761)

	Nine-Month Period Ended September 30, 2018
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$1,072	$5,065	$6,137	$(932)	$12,167	$11,235
TBAs		10,151	10,151		1,460	1,460
Futures		272	272		3,242	3,242
Options		(249)	(249)		68	68
Total	$1,072	$15,239	$16,311	$(932)	$16,937	$16,005
From time to time, the Company uses short positions in U.S. Treasury positions as a component of its interest rate hedging portfolio. As of September 30, 2019, the Company held short positions in U.S. Treasury securities, with a principal amount of $37.4 million and a fair value of $37.8 million. As of December 31, 2018, the Company held short positions in U.S. Treasury securities, with a principal amount of $0.4 million and a fair value of $0.4 million. Such securities are included on the Company's Consolidated Balance Sheet under the caption U.S. Treasury securities sold short, at fair value.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of September 30, 2019 and December 31, 2018, the Company had outstanding borrowings under repurchase agreements with 14 and 12 counterparties, respectively.

The following table details the Company's outstanding borrowings under repurchase agreements as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$436,356	2.44%	14	$512,505	2.45%	16
31-60 days	589,760	2.27	46	594,199	2.56	46
61-90 days	273,218	2.21	74	359,861	2.71	75
91-120 days	20,881	2.39	94	—	—	—
121-150 days	—	—	—	—	—	—
151-180 days	17,769	2.15	169	14,996	2.72	177
Total	$1,337,984	2.31%	44	$1,481,561	2.56%	44
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of September 30, 2019 and December 31, 2018, the fair value of RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.4 billion and $1.6 billion, respectively. Collateral transferred under outstanding borrowings as of September 30, 2019 includes RMBS in the amount of $91.5 million that were sold prior to period end but for which such sale had not yet settled. Collateral transferred under outstanding borrowings as of December 31, 2018 includes RMBS in the amount of $74.4 million that were sold prior to year end but for which such sale had not yet settled. In addition as of September 30, 2019, the Company was posting to repurchase agreement counterparties net cash collateral of $22.5 million as a result of margin calls with various repurchase agreement counterparties. As of December 31, 2018, the Company was posting to repurchase agreement counterparties net cash collateral of $3.8 million and additional securities with a fair value of $1.1 million as a result of margin calls with various repurchase agreement counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table reflects counterparties for which the amounts at risk relating to our repurchase agreements were greater than 10% of shareholders' equity as of December, 31, 2018. There was no counterparty for which the amount at risk was greater than 10% of shareholders' equity as of September 30, 2019.
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

The following tables present information about certain assets and liabilities representing financial instruments as of September 30, 2019 and December 31, 2018. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
September 30, 2019:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$475	$(312)	$—	$—	$163
Reverse repurchase agreements	43,008	(43,008)	—	—	—
Liabilities:
Financial derivatives–liabilities	(19,886)	312	—	19,341	(233)
Repurchase agreements	(1,337,984)	43,008	1,272,522	22,454	—

(1)	In the Company's Consolidated Balance Sheet, all balances associated with the repurchase agreements and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of September 30, 2019 were $1.39 billion. As of September 30, 2019 total cash collateral (received) pledged on financial derivative assets and liabilities excludes $1.1 million and $13.6 million respectively of net excess cash collateral.

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

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of September 30, 2019 and 2018, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three- and nine-month periods ended September 30, 2019 and 2018:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(In thousands except for share amounts)	2019	2018	2019	2018
Numerator:
Net income (loss)	$3,729	$946	$12,550	$(1,221)
Denominator:
Basic and diluted weighted average shares outstanding	12,459,478	12,693,989	12,464,800	12,875,884
Basic and diluted earnings per share	$0.30	$0.07	$1.01	$(0.09)
9. Related Party Transactions
Management Agreement
The Company is party to the Management Agreement, which has a current term that expires on September 24, 2020, and has been, and is expected to be, renewed automatically each year thereafter for an additional one-year period, subject to certain termination rights. The Company is externally managed and advised by the Manager. Pursuant to the terms of the Management Agreement, the Manager provides the Company with its management team, including its officers, and appropriate support personnel. The Company does not have any employees. The Manager is responsible for the day-to-day operations of the Company.
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For each of the three-month periods ended September 30, 2019 and 2018, the total management fee incurred was $0.6 million. For the nine-month periods ended September 30, 2019 and 2018, the total management fee incurred was $1.8 million and $2.0 million, respectively.
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
For the nine-month periods ended September 30, 2019 and 2018, the Company reimbursed the Manager $1.7 million and $1.8 million, respectively, for previously incurred operating and compensation expenses. As of September 30, 2019 and December 31, 2018, the outstanding payable to the Manager for operating and compensation expenses was $0.3 million and $0.6 million, respectively, which are included in Accrued expenses on the Consolidated Balance Sheet.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of September 30, 2019 and December 31, 2018, there were 12,448,421 and 12,507,213 common shares outstanding, respectively. No preferred shares have been issued.
During the three-month periods ended September 30, 2019 and 2018, the Board of Trustees authorized dividends totaling $0.28 per share and $0.37 per share, respectively. Total dividends declared during the three-month periods ended September 30, 2019 and 2018 were $3.5 million and $4.7 million, respectively. During the nine-month periods ended September 30, 2019 and 2018, the Board of Trustees authorized dividends totaling $0.90 per share and $1.11 per share, respectively. Total dividends declared during the nine-month periods ended September 30, 2019 and 2018 were $11.2 million and $14.2 million, respectively.
On September 11, 2019, the Company's Board of Trustees authorized the issuance of 15,024 shares to its independent trustees pursuant to trustee share award agreements. Such shares will vest and become non-forfeitable on September 10, 2020.

Detailed below is a roll forward of the Company's common shares outstanding for the three- and nine-month periods ended September 30, 2019 and 2018:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2019	2018	2019	2018
Common Shares Outstanding (6/30/2019, 6/30/2018, 12/31/2018, and 12/31/2017, respectively)	12,467,103	12,712,050	12,507,213	13,340,217
Share Activity:
Restricted shares issued	15,024	13,144	15,024	13,144
Shares repurchased	(33,706)	(21,720)	(73,816)	(649,887)
Common Shares Outstanding (9/30/2019, 9/30/2018, 9/30/2019, and 9/30/2018, respectively)	12,448,421	12,703,474	12,448,421	12,703,474
Unvested restricted shares outstanding (9/30/2019, 9/30/2018, 9/30/2019, and 9/30/2018, respectively)	23,039	19,113	23,039	19,113
The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at September 30, 2019:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	15,024	September 11, 2019	September 10, 2020
Partially dedicated employees:
	3,117	December 11, 2018	December 11, 2019
	3,115	December 11, 2018	December 11, 2020
	1,783	December 12, 2017	December 12, 2019

(1)	Date at which such restricted shares will vest and become non-forfeitable.
As of September 30, 2019, there were 306,061 shares available for future issuance under the Company's 2013 Equity Incentive Plan.
On June 13, 2018, the Company's Board of Trustees approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. During the three-month period ended September 30, 2019, the Company repurchased 33,706 of its common shares at an aggregate cost of $0.3 million, and an average price per share of $9.87. During the nine-month period ended September 30, 2019, the Company repurchased 73,816 of its common shares at an aggregate cost of $0.7 million, and an average price per share of $10.12. From inception of the current share repurchase program adopted on June 13, 2018 through September 30, 2019, the Company repurchased 298,029 of its common shares at an aggregate cost of $3.1 million, and an average price per share of $10.46.
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

11. Commitments and Contingencies
From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. The Company provides current trustees and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of September 30, 2019 and December 31, 2018 and management is not aware of any significant contingencies at September 30, 2019.

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
We were formed through an initial strategic venture among affiliates of Ellington Management Group, L.L.C., an investment management firm and registered investment adviser with a 24-year history of investing in a broad spectrum of mortgage-backed securities, or "MBS," and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." As of September 30, 2019, the Blackstone Funds owned approximately 25% of our outstanding common shares. We are externally managed and advised by our Manager, an affiliate of Ellington.
We use leverage in our Agency RMBS strategy and, while we have not done so meaningfully to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of September 30, 2019, we had outstanding borrowings under repurchase agreements in the amount of $1.3 billion with 14 counterparties.
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
As of September 30, 2019, our book value per share was $12.42, as compared to $12.40 as of June 30, 2019 and $12.30 as of December 31, 2018.
Trends and Recent Market Developments
Market Overview

•
At its July 2019 meeting, as widely expected, the U.S. Federal Reserve, or the "Federal Reserve," reduced the target range for the federal funds rate by 25 basis points to 2.00%–2.25%, which was its first reduction since 2008. At its next meeting, in September 2019, the Federal Reserve reduced the target range by an additional 25 basis points, to 1.75%–2.00%. Notably, neither decision was unanimous among members of the Federal Reserve Open Market Committee, leaving the outlook for future reductions unclear.

•
Also at its July 2019 meeting, the Federal Reserve announced that it would end the tapering of its U.S. Treasury security reinvestments on August 1, 2019, two months earlier than previously planned. Additionally, it would reinvest principal payments from Agency RMBS into U.S. Treasury securities, up to $20 billion per month; and it would reinvest principal payments in excess of $20 billion into Agency RMBS.

•
During the week of September 16, 2019, interest rates on overnight repurchase agreements, or "repo," spiked to unusually high levels. In response, the Federal Reserve conducted overnight and term repo operations to provide liquidity to the repo market, and repo rates normalized as a result. To help prevent future spikes in overnight repo rates, the Federal Reserve announced in October that it would expand its ongoing purchases of short-term U.S. Treasury securities.

•
LIBOR rates, which drive many of our financing costs, declined again during the third quarter, with one-month LIBOR decreasing 38 basis points to end the quarter at 2.02%, and three-month LIBOR falling 23 basis points to 2.09%.

•
Medium-term and long-term interest rates also dropped again during the third quarter. The 2-year U.S. Treasury yield fell 13 basis points to end the third quarter at 1.62%, while the 10-year U.S. Treasury yield declined 34 basis points to 1.66%. From August 26th through September 2nd, 2-year and 10-year Treasury yields were inverted, which had not happened since June 2007. As of the end of the quarter, the entire 2-month through 5-year segment of the U.S. Treasury yield curve was inverted, with 2-month U.S. Treasury bills yielding 1.86%, and 5-year U.S. Treasury notes yielding 1.54%.

•	Mortgage rates continued to fall in the third quarter, with the Freddie Mac Survey 30-year mortgage rate decreasing 9 basis points to end the quarter at 3.64%.

•
During the quarter, prepayments continued to rise as mortgage rates declined. Overall Fannie Mae 30-year MBS prepayments steadily increased from a CPR of 12.8 in June, to 16.5 in July, 17.4 in August, and 19.3 in September. The Mortgage Bankers Association's Refinance Index, which measures refinancing application volumes, was up 14% quarter over quarter and 133% year over year, to its highest level since July 2016.

•
U.S. real GDP increased at an estimated annualized rate of 2.0% in the third quarter, which was the same rate of growth as that of the previous quarter. Total unemployment declined in the third quarter to 3.5%, compared to 3.7% at the end of the second quarter.

•
For the third quarter, the Bloomberg Barclays U.S. MBS Index generated a return of 1.43%, and a positive excess return (on a duration-adjusted basis) of 0.06% relative to the Bloomberg Barclays U.S. Treasury Index, reflecting that Agency RMBS slightly outperformed their benchmark hedging instruments during the quarter. The Bloomberg Barclays U.S. Corporate Bond Index generated a return of 3.35% and an excess return of 0.16%, while the Bloomberg Barclays U.S. Corporate High Yield Bond Index generated a return of 1.47% and an excess return of 0.28%.

The third quarter of 2019 followed a similar pattern to the previous quarter: a quiet first month preceded a volatile second month, and then markets recovered in the final month of the quarter. Changing market sentiment around trade negotiations, Federal Reserve policy, global growth prospects, and geopolitical tensions were the primary drivers of the fluctuations.

In July, the market was optimistic about U.S./China trade negotiations, and anticipated an interest rate cut by the Federal Reserve. During the month, the Dow Jones Industrial Average, or "DJIA," S&P 500, and NASDAQ indices all hit record highs. On July 31st, the Federal Reserve indeed cut short term rates by 25 basis points, and announced an end to its U.S. Treasury security portfolio runoff two months early.
Sentiment flipped in August and significant market volatility returned, as messaging from the Federal Reserve shifted hawkish, concerns over global growth intensified, and U.S. trade negotiations with China grew tense following China's devaluation of its currency. During the month, the Merrill Lynch Option Volatility Estimate Index, or "MOVE Index," hit a 3.5-year high, and the VIX volatility index spiked to its highest level since the beginning of the year. Meanwhile, domestic equities fell, interest rates plummeted, various parts of the yield curve inverted, and yield spreads on many fixed income assets fluctuated. Over the course of the month, the S&P 500 declined by 1.8% while the yield on the 10-year U.S. Treasury fell by 52 basis points, finishing the month below the yield on the 2-year U.S. Treasury.
The Federal Reserve responded to the increased volatility by pledging more monetary stimulus should the global slowdown damage the U.S. economy, while several central banks around the globe also responded, by cutting interest rates. Moving into September, volatility subsided; the VIX and MOVE indexes declined, domestic equities recovered, and U.S. Treasury yields rose. The European Central Bank cut its short-term rate in September, its first cut since 2016, and launched a quantitative easing program. Later in the month, the Federal Reserve cut its short term rate again, though the decision was not unanimous, clouding the outlook for future reductions. The DJIA, S&P 500, and NASDAQ equity indices posted positive returns for the month, and medium-term and long-term U.S. Treasury yields rose.
Portfolio Overview and Outlook
As of September 30, 2019, our mortgage-backed securities portfolio consisted of $1.237 billion of fixed-rate Agency "specified pools," $38.1 million of Agency RMBS backed by adjustable rate mortgages, or "Agency ARMs," $98.4 million of Agency reverse mortgage pools, $11.6 million of Agency interest only securities, or "Agency IOs," and $9.2 million of non-Agency RMBS. Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and mortgages with various other characteristics.
Our overall RMBS portfolio decreased by 4.4% to $1.395 billion as of September 30, 2019, as compared to $1.459 billion as of June 30, 2019. Our overall debt-to-equity ratio, adjusted for unsettled purchases and sales, decreased to 8.6:1 as of September 30, 2019 from 8.9:1 as of June 30, 2019. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
During the third quarter, our net short TBA position increased; as of September 30, 2019, we had $106.5 million in notional amount of long TBAs that we hold for investment purposes, as compared to $259.2 million as of June 30, 2019, and we had $301.2 million in notional amount of short TBAs that we hold for hedging purposes, as compared to $332.6 million as of June 30, 2019. As a result, our net short TBA position increased by $121.3 million quarter over quarter, and along with the decrease in our overall RMBS portfolio, our net mortgage assets-to-equity ratio—which we define as the net aggregate market value of our mortgage-backed securities (including the underlying market values of our long and short TBA positions) divided by total shareholders' equity—decreased period over period to 7.7:1 as of September 30, 2019 from 9.0:1 as of June 30, 2019. TBAs are forward-settling Agency RMBS where the mortgage pass-through certificates to be delivered are "To-Be-Announced."
Despite large fluctuations in long-term interest rates, increasing prepayment rates, and an inverted yield curve, we benefited from strong performance in our Agency RMBS portfolio during the quarter. Pay-ups on our specified pools increased for the fourth consecutive quarter, and along with declining interest rates, helped generate net realized and unrealized gains on our portfolio. Pay-ups are price premiums for specified pools relative to their TBA counterparts. Similar to previous quarters, the decline in mortgage rates and associated increase in actual and projected prepayments drove the expansion of pay-ups. Average pay-ups on our specified pools increased to 1.86% as of September 30, 2019, as compared to 1.56% as of June 30, 2019, 0.99% as of March 31, 2019, 0.58% as of December 31, 2018, and 0.56% as of September 30, 2018.
During the quarter we continued to hedge interest rate risk, primarily through the use of interest rate swaps, short positions in TBAs, U.S. Treasury securities, and futures. The decline in medium-term and long-term interest rates during the quarter generated net realized and unrealized losses on our interest rate hedges.
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
Our non-Agency RMBS performed well during the quarter, driven by strong net interest income and unrealized gains. Fundamentals underlying non-Agency RMBS remain strong, led by a stable housing market. Our total investment in non-Agency RMBS was $9.2 million and $9.3 million as of September 30, 2019 and June 30, 2019, respectively. To the extent that more attractive entry points develop in non-Agency RMBS, we may increase our capital allocation to this sector.
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018, and September 30, 2018.

	Three-Month Period Ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Three-Month Constant Prepayment Rates	14.5%	9.6%	6.0%	6.6%	8.4%

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of September 30, 2019 and December 31, 2018.

		September 30, 2019			December 31, 2018
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	3.00	$35,264	$36,198	59	$6,905	$6,905	47
	3.50	95,263	99,756	26	106,128	107,564	22
	4.00	22,615	24,058	21	22,504	23,062	16
Total 15-year fixed-rate mortgages		153,142	160,012	33	135,537	137,531	22
20-year fixed-rate mortgages:
	4.00	—	—	—	7,267	7,505	42
	4.50	15,963	16,954	17	—	—	—
	5.00	1,288	1,394	13	—	—	—
Total 20-year fixed-rate mortgages		17,251	18,348	17	7,267	7,505	42
30-year fixed-rate mortgages:
	3.00	21,944	22,530	48	25,703	25,158	38
	3.03	315	326	87	440	433	78
	3.25	961	1,002	33	976	984	24
	3.28	101	104	87	222	217	78
	3.50	208,777	219,052	45	241,264	242,232	33
	3.75	3,070	3,208	26	3,251	3,289	17
	4.00	340,101	360,690	33	435,855	446,919	26
	4.50	241,573	258,177	28	329,446	342,813	19
	5.00	109,248	118,100	27	111,267	117,328	20
	5.50	60,702	65,075	15	68,454	72,477	8
	6.00	9,911	10,655	12	20,169	21,664	4
Total 30-year fixed-rate mortgages		996,703	1,058,919	33	1,237,047	1,273,514	24
Total fixed-rate Agency RMBS		$1,167,096	$1,237,279	33	$1,379,851	$1,418,550	24
For the three-month period ended September 30, 2019, prices on our Agency RMBS portfolio generally rose, and we had total net realized and unrealized gains on our Agency RMBS of $11.1 million, or $0.89 per share. Our Agency RMBS portfolio turnover was 15% for the quarter.
During the three-month period ended September 30, 2019, we continued to hedge interest rate risk, primarily through the use of interest rate swaps and short positions in TBAs, U.S. Treasury securities, and futures. For the quarter, we had total net realized and unrealized losses of $(7.8) million, or $(0.62) per share, on our interest rate hedging portfolio, as interest rates decreased. In our hedging portfolio, the relative proportion, based on 10-year equivalents, of net short positions in TBAs increased period over period relative to our other interest rate hedges, thereby decreasing our overall exposure to Agency RMBS. 10-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates. The relative makeup of our interest rate hedging portfolio can change materially from period to period.

After giving effect to a third quarter dividend of $0.28 per share, our book value per share increased to $12.42 as of September 30, 2019, from $12.40 as of June 30, 2019, and we had an economic return of 2.4% for the three-month period ended September 30, 2019. Economic return is computed by adding back dividends declared to ending book value per share, and comparing that amount to book value per share as of the beginning of the quarter.
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. As of September 30, 2019 and June 30, 2019, our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 5.3% and 5.0%, respectively. Excluding TBA positions used to hedge our specified pool holdings, our Agency premium as a percentage of fair value was approximately 5.9% and 5.1% as of September 30, 2019 and June 30, 2019, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
We believe that our adaptive and active style of portfolio management is well suited to the current MBS market environment, which continues to be shaped by interest rate risk, prepayment risk, shifting central bank and government policies, regulatory changes, and developing technologies.
Financing
For the three-month period ended September 30, 2019, our average borrowing cost of repo declined to 2.50% as compared to 2.69% for the three-month period ended June 30, 2019. As of September 30, 2019, the weighted average borrowing cost on our repo was 2.31%.
While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as banks, are active in providing repo financing. Most of our outstanding repo financing is still provided by banks and bank affiliates; however, we have also entered into repo agreements with non-bank dealers. In general, we continue to see strong appetite and competitive terms from both types of lenders.
Our debt-to-equity ratio was 8.7:1 as of September 30, 2019, as compared to 9.3:1 as of June 30, 2019. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 8.6:1 as of September 30, 2019 as compared to 8.9:1 as of June 30, 2019. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
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
We follow the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We did not have any unrecognized tax benefits resulting from tax positions related to the current period or our open tax years. In the normal course of business, we may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period and our open tax years. We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions; we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in the consolidated financial statements included in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
Investment portfolio
The following tables summarize our securities portfolio as of September 30, 2019 and December 31, 2018:

	September 30, 2019					December 31, 2018
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed-rate mortgages	$153,142	$160,012	$104.49	$155,913	$101.81	$135,537	$137,531	$101.47	$138,844	$102.44
20-year fixed-rate mortgages	17,251	18,348	106.36	17,993	104.30	7,267	7,505	103.28	7,842	107.91
30-year fixed-rate mortgages	996,703	1,058,919	106.24	1,044,699	104.82	1,237,047	1,273,514	102.95	1,294,517	104.65
ARMs	36,681	38,112	103.90	37,874	103.25	17,752	18,243	102.77	18,969	106.86
Reverse mortgages	89,444	98,436	110.05	96,524	107.92	70,991	75,904	106.92	77,322	108.92
Total Agency RMBS	1,293,221	1,373,827	106.23	1,353,003	104.62	1,468,594	1,512,697	103.00	1,537,494	104.69
Non-Agency RMBS	11,128	9,176	82.46	7,044	63.30	13,755	11,233	81.66	9,431	68.56
Total RMBS(2)	1,304,349	1,383,003	106.03	1,360,047	104.27	1,482,349	1,523,930	102.81	1,546,925	104.36
Agency IOs	n/a	11,565	n/a	12,144	n/a	n/a	16,366	n/a	16,740	n/a
Total mortgage-backed securities		1,394,568		1,372,191			1,540,296		1,563,665
U.S. Treasury securities sold short	(37,410)	(37,835)	101.14	(37,618)	100.56	(360)	(374)	103.89	(362)	100.56
Reverse repurchase agreements	43,008	43,008	100.00	43,008	100.00	379	379	100.00	379	100.00
Total		$1,399,741		$1,377,581			$1,540,301		$1,563,682

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Excludes Agency IOs.
The vast majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency collateralized mortgage obligations, or "CMOs." As of both September 30, 2019 and December 31, 2018, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
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

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of September 30, 2019 and December 31, 2018:

(In thousands)	September 30, 2019	December 31, 2018
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$369	$794
TBA securities sale contracts	15	—
Fixed payer interest rate swaps	86	10,201
Fixed receiver interest rate swaps	5	844
Total financial derivatives–assets, at fair value	475	11,839
Financial derivatives–liabilities, at fair value:
TBA securities sale contracts	(307)	(2,536)
Fixed payer interest rate swaps	(19,449)	(6,190)
Fixed receiver interest rate swaps	(9)	(3)
Futures	(121)	(7,830)
Total financial derivatives–liabilities, at fair value	(19,886)	(16,559)
Total	$(19,411)	$(4,720)
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
As of September 30, 2019, as part of our interest rate hedging program, we also held short positions in U.S. Treasury securities, with a total principal amount of $37.4 million and a fair value of $37.8 million. As of December 31, 2018, we also held short positions in U.S. Treasury securities, with a total principal amount of $0.4 million and a fair value of $0.4 million.

The composition and relative mix of our hedging instruments may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of September 30, 2019 and December 31, 2018. We had no other borrowings outstanding.

	September 30, 2019			December 31, 2018
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$436,356	2.44%	14	$512,505	2.45%	16
31-60 days	589,760	2.27	46	594,199	2.56	46
61-90 days	273,218	2.21	74	359,861	2.71	75
91-120 days	20,881	2.39	94	—	—	—
121-150 days	—	—	—	—	—	—
151-180 days	17,769	2.15	169	14,996	2.72	177
Total	$1,337,984	2.31%	44	$1,481,561	2.56%	44
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of September 30, 2019 and December 31, 2018, our total debt-to-equity ratio was 8.7:1 and 9.6:1, respectively. Collateral transferred with respect to our outstanding repo borrowings as of September 30, 2019 and December 31, 2018 had an aggregate fair value of $1.4 billion and $1.6 billion, respectively. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 8.6:1 and 9.2:1 as of September 30, 2019 and December 31, 2018, respectively. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets conditions, and the timing of security purchase and sale transactions.
Shareholders' Equity
As of September 30, 2019, our shareholders' equity increased to $154.6 million from $153.8 million as of December 31, 2018. This increase principally consisted of net income of $12.6 million, partially offset by dividends declared of $(11.2) million, and common shares repurchased of $(0.7) million. As of September 30, 2019, our book value per share was $12.42, as compared to $12.30 as of December 31, 2018.

Results of Operations for the Three- and Nine-Month Periods Ended September 30, 2019 and 2018
The following table summarizes our results of operations for the three- and nine-month periods ended September 30, 2019 and 2018:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(In thousands except for per share amounts)	2019	2018	2019	2018
Interest Income (Expense)
Interest income	$10,485	$13,171	$35,237	$40,677
Interest expense	(8,820)	(8,519)	(28,038)	(23,434)
Net interest income	1,665	4,652	7,199	17,243
Expenses
Management fees to affiliate	582	641	1,759	1,968
Other operating expenses	763	691	2,254	2,307
Total expenses	1,345	1,332	4,013	4,275
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	10,622	(11,038)	46,848	(46,505)
Net realized and change in net unrealized gains (losses) on financial derivatives	(7,213)	8,664	(37,484)	32,316
Total Other Income (Loss)	3,409	(2,374)	9,364	(14,189)
Net Income (Loss)	$3,729	$946	$12,550	$(1,221)
Net Income (Loss) Per Common Share	$0.30	$0.07	$1.01	$(0.09)
Core Earnings
Core Earnings consists of net income (loss), excluding realized and change in net unrealized gains and (losses) on securities and financial derivatives, and, if applicable, items of income or loss that are of a non-recurring nature. Core Earnings includes net realized and change in net unrealized gains (losses) associated with periodic settlements on interest rate swaps. Adjusted Core Earnings represents Core Earnings excluding the effect of the Catch-up Premium Amortization Adjustment on interest income. The "Catch-up Premium Amortization Adjustment" is a quarterly adjustment to premium amortization triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). The adjustment is calculated as of the beginning of each quarter based on our then-current assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter.
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

The table below reconciles Core Earnings and Adjusted Core Earnings for the three- and nine-month periods ended September 30, 2019 and 2018 to the line, Net Income (Loss), on our Consolidated Statement of Operations, which we believe is the most directly comparable U.S. GAAP measure:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(In thousands except for share amounts)	2019	2018 (1)	2019	2018 (1)
Net Income (Loss)	$3,729	$946	$12,550	$(1,221)
Adjustments:
Net realized (gains) losses on securities	(1,564)	8,402	(1,308)	13,590
Change in net unrealized (gains) losses on securities	(9,058)	2,636	(45,540)	32,915
Net realized (gains) losses on financial derivatives	1,862	(4,058)	22,723	(16,311)
Change in net unrealized (gains) losses on financial derivatives	5,351	(4,606)	14,761	(16,005)
Net realized gains (losses) on periodic settlements of interest rate swaps	2,347	1,281	2,978	1,072
Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	(1,815)	(893)	(1,105)	(932)
Subtotal	(2,877)	2,762	(7,491)	14,329
Core Earnings	$852	$3,708	$5,059	$13,108
Less: Catch-up Premium Amortization Adjustment	(1,564)	(398)	(3,412)	(68)
Adjusted Core Earnings	$2,416	$4,106	$8,471	$13,176
Weighted Average Shares Outstanding	12,459,478	12,693,989	12,464,800	12,875,884
Core Earnings Per Share	$0.07	$0.29	$0.41	$1.02
Adjusted Core Earnings Per Share	$0.19	$0.32	$0.68	$1.02

(1)	Conformed to current period presentation.
Results of Operations for the Three-Month Periods Ended September 30, 2019 and 2018
Net Income (Loss)
Net income (loss) for the three-month period ended September 30, 2019 was $3.7 million, as compared to $0.9 million for the three-month period ended September 30, 2018. The period-over-period increase in our results of operations was primarily due to a reversal from Total Other (Loss) in the prior period to Total Other Income in the current period, partially offset by a decrease in interest income.
Interest Income
Our portfolio as of both September 30, 2019 and 2018 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $10.0 million and $13.1 million in interest income on these securities for the three-month periods ended September 30, 2019 and 2018, respectively. The period-over-period decrease in interest income primarily resulted from lower average holdings in our Agency RMBS portfolio combined with a larger negative Catch-up Premium Amortization Adjustment, both of which decreased our interest income for the three-month period ended September 30, 2019. The Catch-up Premium Amortization Adjustment causes variability in our interest income and portfolio yields. For the three-month periods ended September 30, 2019 and 2018, we had a negative Catch-up Premium Amortization Adjustment of approximately $(1.6) million and $(0.4) million, respectively, which decreased interest income. Excluding the Catch-up Premium Amortization Adjustments, the weighted average yield of our overall portfolio was 3.21% and 3.26% for the three-month periods ended September 30, 2019 and 2018, respectively.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended September 30, 2019 and 2018:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended September 30, 2019	$9,844	$1,437,981	2.74%	$191	$7,136	10.70%	$10,035	$1,445,117	2.78%
Three-month period ended September 30, 2018	$12,715	$1,648,752	3.08%	$406	$10,172	15.98%	$13,121	$1,658,924	3.16%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the three-month periods ended September 30, 2019 and 2018, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the three-month period ended September 30, 2019 was $8.8 million, of which $8.6 million represented interest expense on our repo borrowings and $0.2 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the three-month period ended September 30, 2018 was $8.5 million, of which $8.4 million represented interest expense on our repo borrowings and $0.1 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period increase in our total interest expense resulted mainly from higher rates on our repo borrowings, partially offset by lower average outstanding repo borrowings. Our average outstanding repo borrowings for the three-month period ended September 30, 2019 was $1.37 billion, and we had an average cost of funds on repo borrowings of 2.50%. Our average outstanding repo borrowings for the three-month period ended September 30, 2018 was $1.51 billion, and we had an average cost of funds on repo borrowings of 2.22%.
The following table shows information related to our average cost of funds(1) for the three-month periods ended September 30, 2019 and 2018.

	Repurchase Agreements			Interest Rate Swaps(2)		Short U.S. Treasury Securities(2)		Total(2)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Average Cost of Funds	Interest expense	Average Cost of Funds	Interest and net periodic expense paid or payable	Average Cost of Funds
(In thousands)
Three-month period ended September 30, 2019	$1,369,722	$8,641	2.50%	$(526)	(0.15)%	$176	0.05%	$8,291	2.40%
Three-month period ended September 30, 2018	$1,506,855	$8,427	2.22%	$(381)	(0.10)%	$86	0.02%	$8,132	2.14%

(1)	This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.

(2)
As an alternative cost of funds measure, we add to our repo borrowing cost the net periodic amounts paid or payable by us on our interest rate swaps and the interest expense we incur on our short positions in U.S. Treasury securities, and express the total as a percentage of our average outstanding repurchase agreement borrowings.

For the three-month periods ended September 30, 2019 and 2018, average one-month LIBOR was 2.18% and 2.11%, respectively. For the three-month periods ended September 30, 2019 and 2018, average six-month LIBOR was 2.11% and 2.53%, respectively. For the three-month period ended September 30, 2019, the weighted average yield of our portfolio of Agency and non-Agency RMBS was 2.78%, while our total average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 2.40%, resulting in a net interest margin of 0.38%. By comparison, for the three-month period ended September 30, 2018, the weighted average yield of our Agency and non-Agency RMBS was 3.16%, while our average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 2.14%, resulting in a net interest margin of 1.02%. For the three-month periods ended September 30, 2019 and 2018, excluding the impact of the Catch-up Premium Amortization

Adjustment, the weighted average yield of our portfolio was 3.21% and 3.26%, respectively, and our adjusted net interest margin was 0.81% and 1.12%, respectively.
Management Fees
For each of the three-month periods ended September 30, 2019 and 2018, our management fee expense was approximately $0.6 million. Management fees are calculated based on our shareholders' equity at the end of each quarter.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. For the three-month periods ended September 30, 2019 and 2018, our other operating expenses were approximately $0.8 million and $0.7 million, respectively. The increase in other operating expenses was primarily due to an increase in professional fees.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the three-month period ended September 30, 2019, Other income (loss) was $3.4 million, consisting of net realized and change in net unrealized gains of $10.6 million on our securities, primarily our Agency RMBS, partially offset by net realized and change in net unrealized losses of $(7.2) million on our financial derivatives. Lower interest rates and higher payups on our specified pools, as compared to the prior quarter, led to gains on our securities portfolio during the quarter ended September 30, 2019. The decline in interest rates during the quarter led to losses on our interest rate hedges, including net realized and unrealized losses of $(6.9) million on our interest rate swaps. For the three-month period ended September 30, 2019, as measured by sales and excluding paydowns, we turned over approximately 15% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized gains of $2.7 million on our Agency RMBS portfolio.
Other income (loss) for the three-month period ended September 30, 2018 was $(2.4) million and consisted of net realized and change in net unrealized losses of $(11.0) million on our securities, primarily our Agency RMBS, partially offset by net realized and change in net unrealized gains of $8.7 million on our financial derivatives. Higher interest rates caused Agency RMBS prices to decline modestly during the quarter ended September 30, 2018, leading to unrealized losses on our portfolio. The net realized and unrealized gains on our financial derivatives included $9.1 million of net realized and unrealized gains primarily from our net TBA short positions, futures, and interest rate swaps, partially offset by net realized and unrealized losses on swaptions. The decline in RMBS prices and the increase in interest rates positively affected the results for our TBA short positions, futures, and interest rate swaps. For the three-month period ended September 30, 2018, as measured by sales and excluding paydowns, we turned over approximately 18% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized losses of $(8.3) million on our Agency RMBS portfolio.
Results of Operations for the Nine-Month Periods Ended September 30, 2019 and 2018
Net Income (Loss)
Net income (loss) for the nine-month period ended September 30, 2019 was $12.6 million, as compared to $(1.2) million for the nine-month period ended September 30, 2018. The period-over-period reversal in our results of operations was primarily due to a reversal from Total Other (Loss) for the nine-month period ended September 30, 2018, to Total Other Income for the nine-month period ended September 30, 2019, partially offset by a decline in net interest income.
Interest Income
Our portfolio as of both September 30, 2019 and 2018 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $34.1 million and $39.8 million in interest income on these securities for the nine-month periods ended September 30, 2019 and 2018, respectively. The period-over-period decrease in interest income primarily resulted from lower average holdings on our Agency RMBS portfolio combined with a larger negative Catch-up Premium Amortization Adjustment, both of which decreased our interest income. The Catch-up Premium Amortization Adjustment causes variability in our interest income and portfolio yields. For the nine-month periods ended September 30, 2019 and 2018, we had a negative Catch-up Premium Amortization Adjustment of approximately $(3.4) million and $(68) thousand, respectively, which decreased interest income. Excluding the Catch-up Premium Amortization Adjustments, the weighted average yield of our overall portfolio was 3.33% and 3.14% for the nine-month periods ended September 30, 2019 and 2018, respectively.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the nine-month periods ended September 30, 2019 and 2018:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Nine-month period ended September 30, 2019	$33,441	$1,493,392	2.99%	$675	$8,003	11.25%	$34,116	$1,501,395	3.03%
Nine-month period ended September 30, 2018	$38,856	$1,680,426	3.08%	$962	$11,359	11.29%	$39,818	$1,691,785	3.14%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the nine-month periods ended September 30, 2019 and 2018, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the nine-month period ended September 30, 2019 was $28.0 million, of which $27.6 million represented interest expense on our repo borrowings and $0.4 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the nine-month period ended September 30, 2018 was $23.4 million, of which $22.3 million represented interest expense on our repo borrowings and $1.1 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period increase in our total interest expense resulted mainly from higher rates on our repo borrowings stemming from the increase in short-term interest rates, partially offset by lower average outstanding borrowings. Our average outstanding repo borrowings for the nine-month period ended September 30, 2019 was $1.40 billion, and we had an average cost of funds on repo borrowings of 2.63%. Our average outstanding repo borrowings for the nine-month period ended September 30, 2018 was $1.54 billion, and we had an average cost of funds on repo borrowings of 1.94%.
The following table shows information related to our average cost of funds(1) for the nine-month periods ended September 30, 2019 and 2018.

	Repurchase Agreements			Interest Rate Swaps(2)		Short U.S. Treasury Securities(2)		Total(2)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Average Cost of Funds	Interest expense	Average Cost of Funds	Interest and net periodic expense paid or payable	Average Cost of Funds
(In thousands)
Nine-month period ended September 30, 2019	$1,401,303	$27,582	2.63%	$(1,857)	(0.18)%	$443	0.05%	$26,168	2.50%
Nine-month period ended September 30, 2018	$1,541,736	$22,320	1.94%	$(123)	(0.01)%	$1,061	0.09%	$23,258	2.02%

(1)	This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.

(2)
As an alternative cost of funds measure, we add to our repo borrowing cost the net periodic amounts paid or payable by us on our interest rate swaps and the interest expense we incur on our short positions in U.S. Treasury securities, and express the total as a percentage of our average outstanding repurchase agreement borrowings.

For the nine-month periods ended September 30, 2019 and 2018, average one-month LIBOR was 2.37% and 1.91%, respectively. For the nine-month periods ended September 30, 2019 and 2018, average six-month LIBOR was 2.45% and 2.38%, respectively. For the nine-month period ended September 30, 2019, the weighted average yield of our portfolio of Agency and non-Agency RMBS was 3.03%, while our total average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 2.50%, resulting in a net interest margin of 0.53%. By comparison, for the nine-month period ended September 30, 2018, the weighted average yield of our Agency and non-Agency RMBS was 3.14%, while our average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 2.02%, resulting in a net interest margin of 1.12%. For the nine-month periods ended September 30, 2019 and 2018, excluding the impact of the Catch-up Premium Amortization

Adjustment, the weighted average yield of our portfolio was 3.33% and 3.14%, respectively, and our adjusted net interest margin was 0.83% and 1.12%, respectively.
Management Fees
For nine-month periods ended September 30, 2019 and 2018, our management fee expense was approximately $1.8 million and $2.0 million, respectively. The decrease in management fee period over period was primarily due to a smaller capital base period over period. Management fees are calculated based on our shareholders' equity at the end of each quarter.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. For each of the nine-month periods ended September 30, 2019 and 2018, our other operating expenses were approximately $2.3 million.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the nine-month period ended September 30, 2019, Other income (loss) was $9.4 million, consisting of net realized and change in net unrealized gains of $46.8 million on our securities, primarily our Agency RMBS, partially offset by net realized and change in net unrealized losses of $(37.5) million on our financial derivatives. The increase in prices on our Agency RMBS holdings, as a result of the decrease in interest rates during the nine-month period ended September 30, 2019, led to significant gains on our securities portfolio. The decrease in interest rates also led to losses on our interest rate hedges, including net realized and unrealized losses of $(26.5) million on our interest rate swaps, $(6.1) million on our futures, and $(4.8) million on our TBAs. For the nine-month period ended September 30, 2019, as measured by sales and excluding paydowns, we turned over approximately 47% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized gains of $2.4 million on our Agency RMBS portfolio.
Other income (loss) for the nine-month period ended September 30, 2018 was $(14.2) million and consisted of net realized and change in net unrealized losses of $(46.5) million on our securities, primarily our Agency RMBS, partially offset by net realized and change in net unrealized gains of $32.3 million on our financial derivatives. The increase in interest rates during the nine-month period ended September 30, 2018 led to significant unrealized losses on our securities portfolio. We had net realized and unrealized losses of $(51.2) million on our Agency RMBS, partially offset by net realized and unrealized gains of $4.0 million on our U.S. Treasury securities. The net realized and unrealized gains on our financial derivatives primarily included $29.0 million of net realized and unrealized gains from our net TBA short positions and interest rate swaps. The decline in RMBS prices and the increase in interest rates positively affected the results for our TBA short positions and interest rate swaps. For the nine-month period ended September 30, 2018, as measured by sales and excluding paydowns, we turned over approximately 50% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized losses of $(19.5) million on our Agency RMBS portfolio.
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

As of September 30, 2019 and December 31, 2018, we had $1.3 billion and $1.5 billion outstanding under our repurchase agreements, respectively. As of September 30, 2019, our outstanding repurchase agreements were with 14 counterparties.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of both September 30, 2019 and December 31, 2018, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 5.1%.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
September 30, 2019	$1,337,984	$1,369,722	$1,374,080
June 30, 2019	1,442,043	1,412,434	1,442,043
March 31, 2019	1,427,147	1,422,333	1,427,147
December 31, 2018	1,481,561	1,456,905	1,481,561
September 30, 2018	1,500,632	1,506,855	1,515,617
June 30, 2018	1,537,216	1,530,734	1,537,216
March 31, 2018	1,589,319	1,588,515	1,590,790
December 31, 2017	1,597,206	1,614,096	1,643,683
September 30, 2017	1,642,313	1,633,746	1,650,729
June 30, 2017(1)	1,628,450	1,339,806	1,628,450
March 31, 2017	1,178,285	1,194,321	1,199,860
December 31, 2016	1,197,973	1,170,091	1,197,973

(1)
For the quarter ended June 30, 2017, the significant increase between average borrowings outstanding and total borrowings as of June 30, 2017 was the result of our deployment of the proceeds from our follow-on offering of common shares during the quarter. Based on our higher equity base, we increased our repo borrowings so as to maintain our desired debt-to-equity ratio.

As of September 30, 2019, we had an aggregate amount at risk under our repurchase agreements with 14 counterparties of $73.0 million. As of December 31, 2018, we had an aggregate amount at risk under our repurchase agreements with 12 counterparties of $89.6 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. If the amounts outstanding under repurchase agreements with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk under our repurchase agreements as of September 30, 2019 and December 31, 2018 does not include $0.6 million and $0.2 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of September 30, 2019, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with three counterparties of approximately $11.6 million. We also had $10.0 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2018, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with three counterparties of approximately $11.6 million. We also had $9.8 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of September 30, 2019, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with 11 counterparties of approximately $3.9 million. As of December 31, 2018, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with eight counterparties of approximately $2.5 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $50.2 million and $18.6 million as of September 30, 2019 and December 31, 2018, respectively.
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
Nine-Month Period Ended September 30, 2019

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.34	$4,239	March 4, 2019	March 29, 2019	April 25, 2019
Second Quarter	0.28	3,491	June 11, 2019	June 28, 2019	July 25, 2019
Third Quarter	0.28	3,485	September 11, 2019	September 30, 2019	October 25, 2019
Nine-Month Period Ended September 30, 2018

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.37	$4,746	March 7, 2018	March 29, 2018	April 25, 2018
Second Quarter	0.37	4,704	June 13, 2018	June 29, 2018	July 25, 2018
Third Quarter	0.37	4,700	September 12, 2018	September 28, 2018	October 25, 2018
For the nine-month period ended September 30, 2019, our operating activities provided net cash of $13.1 million and our investing activities provided net cash of $193.5 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) used net cash of $162.2 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $44.3 million. We used $12.0 million to pay dividends and $0.7 million to repurchase common shares. As a result of these activities, there was an increase in our cash holdings of $31.6 million, from $18.6 million as of December 31, 2018 to $50.2 million as of September 30, 2019.
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
On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. This program superseded the program that was previously adopted on February 6, 2018. During the three-month period ended September 30, 2019, we repurchased 33,706 common shares at an average price per share of $9.87 and a total cost of $0.3 million. During the nine-month period ended September 30, 2019, we repurchased 73,816 common shares at an average price per share of $10.12 and a total cost of $0.7 million. Under the current repurchase program adopted on June 13, 2018, we have repurchased 298,029 common shares through November 1, 2019 for an aggregate cost of $3.1 million, and have authorization to repurchase an additional 901,971 common shares.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both September 30, 2019 and December 31, 2018, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of September 30, 2019, we had $1.3 billion of outstanding borrowings with 14 counterparties.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
Interest Rate Risk
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with most of our assets and liabilities. For some securities in our portfolio, the coupon interest rates on, and therefore also the values of, such securities are highly sensitive to interest rate movements, such as inverse floating rate RMBS, which benefit from falling interest rates. Our repurchase agreements generally have maturities of up to 180 days and carry interest rates that are determined by reference to LIBOR or similar short-term benchmark rates for those same periods. Whenever one of our fixed-rate repo borrowings matures, it will generally be replaced with a new fixed-rate repo borrowing based on market interest rates prevailing at such time. Subject to qualifying and maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we opportunistically hedge our interest rate risk by entering into interest rate swaps, TBAs, U.S. Treasury securities, Eurodollar and U.S. Treasury futures, and other instruments. In general, such hedging instruments are used to mitigate the interest rate risk arising from the mismatch between the duration of our financed Agency RMBS and the duration of the liabilities used to finance such assets.

In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of September 30, 2019, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, excluding TBAs	$13,930	9.01%	$25,823	16.71%	$(15,965)	(10.33)%	$(33,965)	(21.97)%
TBAs	(1,207)	(0.78)%	(1,439)	(0.93)%	2,182	1.41%	5,339	3.46%
Non-Agency RMBS	205	0.13%	404	0.26%	(212)	(0.14)%	(431)	(0.28)%
U.S. Treasury Securities, Interest Rate Swaps, and Futures	(13,083)	(8.46)%	(26,657)	(17.25)%	12,591	8.15%	24,691	15.97%
Repurchase and Reverse Repurchase Agreements	(783)	(0.51)%	(1,566)	(1.01)%	783	0.51%	1,566	1.01%
Total	$(938)	(0.61)%	$(3,435)	(2.22)%	$(621)	(0.40)%	$(2,800)	(1.81)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our September 30, 2019 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "—Special Note Regarding Forward-Looking Statements."
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On September 11, 2019, we issued 3,756 restricted common shares to each of Robert B. Allardice, III, David Miller, Thomas Robards, and Ronald I. Simon, Ph.D., as compensation for serving as trustees. These restricted share grants were made pursuant to our 2013 Equity Incentive Plan and such grants were exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(a)(2) of the Securities Act.
Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet be Purchased Under the Plans or Programs

July 1, 2019 – July 31, 2019	—	$—	—	935,677
August 1, 2019 – August 31, 2019	16,712	9.90	16,712	918,965
September 1, 2019 – September 30, 2019	16,994	9.83	16,994	901,971
Total	33,706	$9.87	33,706	901,971
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

101
The following financial information from Ellington Residential Mortgage REIT's Quarterly Report on Form 10-Q for the three- and nine-month periods ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	November 6, 2019	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	November 6, 2019	By:	/s/ CHRISTOPHER SMERNOFF
Christopher Smernoff Chief Financial Officer (Principal Financial and Accounting Officer)