Form 10-K
period 2019-12-31
Ellington Residential Mortgage REIT
filed 2020-03-12
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-35896
Ellington Residential Mortgage REIT
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-0687599
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
53 Forest Avenue
Old Greenwich, Connecticut 06870
(Address of Principal Executive Offices) (Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 28, 2019, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common shares held by non-affiliates was $97,224,595 based on the closing price as reported by the New York Stock Exchange on that date.
Number of the Registrant's common shares outstanding as of March 6, 2020: 12,455,758
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement with respect to its 2020 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III hereof as noted therein.

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I
Item 1. Business
Except where the context suggests otherwise references in this Annual Report on Form 10-K to "we," "us," and "our" refer to Ellington Residential Mortgage REIT and its consolidated subsidiaries, including Ellington Residential Mortgage LP, our operating partnership subsidiary, which we refer to as our "Operating Partnership." We hold all of our assets and conduct all of our operations through our Operating Partnership. "Manager" refers to Ellington Residential Mortgage Management LLC, our external manager, and "Ellington" refers to Ellington Management Group, L.L.C. and its affiliated investment advisory firms, including our Manager. In certain instances, references to our Manager and services to be provided to us by our Manager may also include services provided by Ellington and its other affiliates from time to time. References to "Blackstone" mean The Blackstone Group Inc. The "Blackstone Funds" means the group of funds that are managed by an affiliate of Blackstone and that helped form, and have a substantial investment in, our company.
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
Our Company
Ellington Residential Mortgage REIT is a Maryland real estate investment trust formed in August 2012 that specializes in acquiring, investing in, and managing residential mortgage- and real estate-related assets. Our primary objective is to generate attractive current yields and risk-adjusted total returns for our shareholders by making investments that we believe compensate us appropriately for the risks associated with them. We seek to attain this objective by constructing and actively managing a portfolio consisting primarily of residential mortgage-backed securities, or "RMBS," for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," and, to a lesser extent, RMBS backed by prime jumbo, Alternative A-paper, or "Alt-A," manufactured housing, and subprime residential mortgage loans, or "non-Agency RMBS." We also may opportunistically acquire other types of mortgage- and real estate-related asset classes, such as commercial mortgage-backed securities, or "CMBS"; residential mortgage loans; mortgage servicing rights, or "MSRs"; and credit risk transfer securities, or "CRTs." We believe that being able to combine Agency RMBS with non-Agency RMBS and other residential and commercial mortgage- and real estate-related asset classes enables us to balance a range of mortgage-related risks.

We were formed through an initial strategic venture among affiliates of Ellington, an investment management firm and registered investment adviser with a 25-year history of investing in a broad spectrum of residential and commercial mortgage-backed securities, or "MBS," and related derivatives, and the Blackstone Funds. As of December 31, 2019, the Blackstone Funds owned approximately 25% of our outstanding common shares. We have elected to be taxed as a real estate investment trust, or "REIT," for U.S. federal income tax purposes. We intend to maintain our exclusion from registration under the Investment Company Act.
Our Manager and Ellington
We are externally managed and advised by our Manager, an affiliate of Ellington, pursuant to a management agreement. Our Manager was formed solely to serve as our manager and does not have any other clients. In addition, our Manager does not have any employees of its own and instead relies on the employees of Ellington to perform its obligations to us.
The members of our management team are Michael Vranos, founder and Chief Executive Officer of Ellington, who serves as our Co-Chief Investment Officer and as a member of our Board of Trustees; Laurence Penn, Vice Chairman and Chief Operating Officer of Ellington, who serves as our President and Chief Executive Officer and as a member of our Board of Trustees; Mark Tecotzky, a Managing Director of Ellington, who serves as our Co-Chief Investment Officer; Christopher Smernoff, who serves as our Chief Financial Officer; JR Herlihy, a Director of Ellington, who serves as our Chief Operating Officer; Daniel Margolis, General Counsel of Ellington, who serves as our General Counsel; Vincent Ambrico, who serves as our Controller; and Jason Frank, Associate General Counsel of Ellington, who serves as our Deputy General Counsel and Secretary. Each of these individuals is an officer of our Manager.
Our Manager is responsible for administering our business activities and day-to-day operations and, pursuant to a services agreement between our Manager and Ellington, relies on the resources of Ellington to support our operations. Ellington has well-established portfolio management resources for each of our targeted asset classes and an established infrastructure supporting those resources. Through our relationship with our Manager, we benefit from Ellington's highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community, financial and capital structuring skills, investment surveillance capabilities, and operational expertise. Ellington's analytic approach to the investment process involves collection of substantial amounts of data regarding historical performance of RMBS collateral and RMBS market transactions. Ellington analyzes this data to identify possible relationships and trends and develops financial models used to support our investment and risk management process. In addition, throughout Ellington's 25-year history of investing in RMBS and related derivatives, it has developed strong relationships with a wide range of dealers and other market participants that provide Ellington access to a broad range of trading opportunities and market information. As a result, Ellington provides us with access to a wide variety of asset acquisition and disposition opportunities and information that assist us in making asset management decisions across our targeted asset classes, which we believe provides us with a significant competitive advantage. We also benefit from Ellington's finance, accounting, operational, legal, compliance, and administrative functions.
As of December 31, 2019, Ellington had over 150 employees and had assets under management of approximately $9.8 billion, of which (i) approximately $7.0 billion consisted of our company, as well as Ellington Financial Inc., a Delaware-incorporated REIT (NYSE: EFC; EFC PR A), and various hedge funds and other alternative investment vehicles that employ financial leverage, and (ii) approximately $2.8 billion consisted of accounts that do not employ financial leverage. The $9.8 billion and $7.0 billion in assets under management include approximately $1.4 billion in Ellington-managed CLOs. For these purposes, the Ellington-managed CLO figure represents the aggregate outstanding balance of CLO notes and market value of CLO equity, excluding any notes and equity held by other Ellington-managed funds and accounts.
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

•
opportunistically acquiring and managing other mortgage- and real estate-related assets, such as MSRs, CRTs, CMBS, and residential mortgage loans, that we would hold for appreciation and/or current income; and

•	opportunistically mitigating our interest rate and prepayment risk and, to a lesser extent, credit risk, by using a variety of hedging instruments.
Our strategy is adaptable to changing market environments, subject to compliance with the income and other tests that will allow us to maintain our qualification as a REIT for U.S. federal income tax purposes and to maintain our exclusion from registration as an investment company under the Investment Company Act. As a result, although we intend to focus on the acquisition and management primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS, residential mortgage loans, MSRs, CRTs, and CMBS, our acquisition and management decisions will depend on prevailing market conditions and our targeted asset classes may vary over time in response to market conditions. To the extent that we acquire MSRs or engage in other strategies including certain relative value trading strategies, it may be necessary to conduct such activities through a taxable REIT subsidiary, or "TRS." The income from any such activities conducted through a domestic TRS would be subject to U.S. federal corporate income tax. Our Manager is authorized to follow very broad investment guidelines and, as a result, we cannot predict our portfolio composition. We may change our strategy and policies without a vote of our shareholders. Moreover, although our independent trustees may periodically review our investment guidelines and our portfolio, they generally do not review our proposed asset acquisitions or asset management decisions.
With respect to MBS, Ellington's investment philosophy primarily revolves around the pursuit of value across various types of MBS and related assets. Ellington seeks investments across a wide range of MBS sectors without any restriction as to ratings, structure, or position in the capital structure. Over time and through market cycles, opportunities will present themselves in varying sectors and in varying forms. By rotating between and allocating among various sectors of the MBS markets and adjusting the extent to which it hedges interest rate, prepayment, and credit risks, Ellington believes that it will be able to capitalize on the disparities between these MBS sectors as well as on overall trends in the marketplace, and therefore provide better and more consistent returns. Disparities between MBS sectors vary from time to time and are driven by a combination of factors. For example, as various MBS sectors fall in and out of favor, the relative yields that the market demands for those sectors may vary. In addition, Ellington's performance projections for certain sectors may differ from those of other market participants and such disparities will naturally cause us, from time to time, to gravitate towards certain sectors and away from others. Disparities between MBS sectors and individual securities within such sectors may also be driven by differences in collateral performance, in servicer behavior and in the structure of particular investments (for example, in the timing of cash flows), and our Manager may believe that other market participants are overestimating or underestimating the value of these differences. Furthermore, we believe that risk management, including opportunistic portfolio hedging and prudent financing and liquidity management, is essential for consistent generation of attractive current yields and risk-adjusted total returns.
Ellington's continued emphasis on and development of proprietary MBS, interest rate, prepayment, and credit models, as well as other proprietary research and analytics, underscores the importance it places on a disciplined and analytical approach to fixed income investing, especially in MBS. Our Manager uses Ellington's proprietary models to identify attractive assets, value these assets, monitor and forecast the performance of these assets, and (subject to maintaining our qualification as a REIT) opportunistically hedge our interest rate risk, hedge our prepayment risk, and hedge our credit risk. We leverage these skills and resources for purposes of attaining our objectives.
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

	.	RMBS backed by first lien and second lien mortgages;
	.	Investment grade and non-investment grade securities;
	.	Senior and subordinated securities; and
	.	Non-Agency CMOs, including IOs, POs, IIOs, and inverse floaters.
Other	.	Residential mortgage loans;
	.	MSRs;
	.	CRTs;
	.	CMBS; and
	.	Other mortgage- and real estate-related assets, including asset-backed securities and certain hedging transactions.
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
We engage in TBA transactions for purposes of managing interest rate risk associated with our liabilities under repurchase agreements, which we sometimes refer to herein as "repos." For tax purposes, we generally treat such TBA purchases and sales as hedging transactions that hedge indebtedness incurred to acquire or carry real estate assets, or "qualifying liability hedges." Alternatively, we may opportunistically engage in TBA transactions because we find them attractive in their own right, from a relative value perspective or otherwise. For accounting purposes, in accordance with generally accepted accounting principles in the United States of America, or "U.S. GAAP," we classify TBA transactions as derivatives.

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
Other Assets
We also may from time to time opportunistically acquire other mortgage- and real estate-related assets that may include, among others, residential mortgage loans, MSRs, CRTs, and CMBS.
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
Risk Management
Risk management is a cornerstone of Ellington's portfolio management process. Ellington's risk management infrastructure system includes "ELLiN," a proprietary portfolio management system used by all departments at Ellington, including trading, research, risk management, finance, operations, accounting, and compliance. We benefit from Ellington's comprehensive risk management infrastructure and ongoing assessment of both portfolio and operational risks. In addition, we utilize derivatives and other hedging instruments to opportunistically manage our interest rate risk.
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
Credit Risk Hedging
Although we do not operate our non-Agency RMBS investment strategy on a credit-hedged basis in general, we may from time to time opportunistically enter into short credit positions using derivative instruments to protect against adverse credit events with respect to our non-Agency RMBS or other assets, subject to maintaining our qualification as a REIT and maintaining our exclusion from registration as an investment company under the Investment Company Act. The derivative instruments that we use for credit hedging purposes may include contracts referencing various MBS indices, contracts referencing the unsecured corporate credit, or the equity of, certain corporations, including indices on corporate debt and equity, or other derivative instruments.
Our Financing Strategies and Use of Leverage
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. As of December 31, 2019, all of our debt financings consisted of repos. In a repo, we sell an asset to a counterparty at a discounted value, or the loan amount, and simultaneously agree to repurchase the same asset from such counterparty at a future date at a price equal to the loan amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repos are accounted for as collateralized borrowings. During the term of a repo, we generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our repos are often used to purchase the asset subject to the transaction, our financing arrangements do not restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our repo arrangements are typically documented under the standard form master repurchase agreement of the Securities Industry and Financial Markets Association, with the ability for both parties to request margin (i.e., to demand that the other party post additional collateral or repay a portion of the funds advanced) should the value of the underlying assets and posted collateral change. As the value of our collateral fluctuates, we and our repo counterparties are required to post additional margin collateral to each other from time to time as part of the normal course of our business. Our repo financing counterparties generally have the right, to varying degrees, to determine the value of the underlying collateral for margining purposes, subject to the terms and conditions of our agreement with the counterparty, including in certain cases our right to dispute the counterparty's valuation determination. As of December 31, 2019, we had approximately $1.3 billion outstanding under repos with 15 counterparties, and given that we had approximately $160.8 million of shareholders' equity as of December 31, 2019, our debt-to-equity ratio was 8.1 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings.
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
Although we have not done so to date, if we invest in any other investment fund or other investment for which Ellington or one of its affiliates receives management, origination, or structuring fees, then unless agreed otherwise by a majority of the independent trustees, the management fees payable by us to our Manager will be reduced by (or our Manager will otherwise rebate to us) an amount equal to the applicable portion (as described in the management agreement) of any such management, origination, or structuring fees.
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
Reimbursement of Expenses
We do not maintain an office or employ personnel. We rely on the facilities and resources of our Manager to conduct our operations. We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the management agreement. Our Manager is responsible for all costs incident to the performance of its duties under the management agreement, including compensation of Ellington's employees and other related expenses, other than our allocable portion of the costs incurred by our Manager for certain dedicated or partially dedicated employees, including a Chief Financial Officer, one or more controllers, an in-house legal counsel, an investor relations professional, certain internal audit staff in connection with Sarbanes-Oxley compliance initiatives and certain other personnel performing duties for us, based on the portion of their working time and efforts spent on our matters and subject to approval of the reimbursed amounts by the Compensation Committee of our Board of Trustees. In addition, other than as expressly described in the management agreement, we are not required to pay any portion of rent, telephone, utilities, office furniture, equipment, machinery, and other office, internal and overhead expenses of our Manager and its affiliates. Expense reimbursements to our Manager are generally made within 60 days following delivery of the expense statement by our Manager.

Term and Termination
The current term of the management agreement will expire in September 2020 and will be automatically renewed for a one-year term on such date and on each anniversary of such date thereafter unless terminated as described below.
Either we or our Manager may elect not to renew the management agreement upon expiration of any renewal term by providing written notice of non-renewal at least 180 days, but not more than 270 days, before expiration. In the event we elect not to renew the term, we will be required to pay our Manager a termination fee equal to 5% of our Shareholders' Equity, as defined in the management agreement, as of the end of the month preceding the date of the notice of termination or non-renewal of the management agreement. No termination fee will be due to the Manager if the Manager decides not to renew the management agreement.
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
Conflicts of Interest; Equitable Allocation of Opportunities
Ellington manages various other clients that have strategies that are similar to, or overlap with, our strategy, including Ellington Financial Inc., a Delaware-incorporated REIT (NYSE: EFC; EFC PR A). As of December 31, 2019, Ellington managed various funds, accounts, and other vehicles, comprising approximately $7.2 billion of assets under management (excluding our assets but including $2.8 billion of accounts that do not employ financial leverage), with strategies that are similar to, or that overlap with, our strategy. Ellington makes available to our Manager all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington's written investment allocation policy, subject to the exception that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington's other accounts in all such opportunities. Ellington's investment and risk management committee and its compliance committee (headed by its Chief Compliance Officer) are responsible for monitoring the administration of, and facilitating compliance with, Ellington's investment allocation procedures and policies.
Because Agency pass-through certificates, Agency and non-Agency CMOs, and certain other asset classes in which we invest are typically available only in specified quantities and are also targeted assets for certain other Ellington accounts, Ellington often is not able to buy as much of any given asset as required to satisfy the needs of all its accounts. In these cases, Ellington's investment allocation procedures and policies typically allocate such assets to multiple accounts in proportion to their needs and available capital. Ellington may at times allocate opportunities on a preferential basis to accounts that are in a "start-up" or "ramp-up" phase. The policies permit departure from such proportional allocation under certain other circumstances, including, for example, when such allocation would result in an inefficiently small amount of the security or assets being purchased for an account. In that case, the policies allow for a protocol of allocating assets so that, on an overall basis, each account is treated equitably. In addition, as part of these policies, we may be excluded from specified allocations of assets for tax, regulatory, risk management, or similar reasons.
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

•
Investment in Other Ellington Accounts—pursuant to our management agreement, if we invest in any other investment fund or other investment for which Ellington or one of its affiliates receives management, origination, or structuring fees, then, unless agreed otherwise by a majority of our independent trustees, the management fees payable by us to our Manager will be reduced by (or our Manager will otherwise rebate to us) an amount equal to the applicable portion (as described in the management agreement) of any such management, origination, or structuring fees.

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
Operating and Regulatory Structure
Tax Requirements
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or "the Code," and have complied, and intend to continue to comply, with the provisions of the Code with respect thereto. Accordingly, we do not expect to be subject to U.S. federal income tax on our REIT taxable income that is currently distributed to our shareholders. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income, determined excluding any net capital gains and without regard to the deduction for dividends paid. We cannot assure you that we will be able to comply with such requirements. Failure to qualify as a REIT in any taxable year would cause us to be subject to U.S. federal income tax (and any applicable state and local taxes) on our taxable income at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, local, and non-U.S. taxes on our income. For example, if we form a domestic TRS, the income generated by that subsidiary would be subject to U.S. federal, state, and local income tax. Any taxes paid by a TRS will reduce the cash available for distribution to our shareholders.
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

We believe that we and our Operating Partnership will not be considered investment companies under Section 3(a)(1)(A) of the Investment Company Act because we and our Operating Partnership do not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting, or trading in securities. Rather, through wholly-owned or majority-owned subsidiaries, we and our Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. In addition, we conduct our operations so that both we and our Operating Partnership satisfy the 40% Test.
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
The loss of our exclusion from registration pursuant to the Investment Company Act could require us to restructure our operations, sell certain of our assets, or abstain from the purchase of certain assets, which could have an adverse effect on our financial condition and results of operations. See "Risk Factors—Maintenance of our exclusion from registration as an investment company under the Investment Company Act imposes significant limitations on our operations."
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
In September 2019, the U.S. Treasury and the U.S. Department of Housing and Urban Development, or "HUD," announced plans for housing finance reform, which included the goals of ending the conservatorship of the GSEs and reducing the market share of the GSEs vis-à-vis private capital. However, no definitive proposals or legislation have been released or enacted with respect to ending the conservatorship, unwinding the GSEs or a material reduction in the roles of the GSEs in the U.S. mortgage market, and it is not possible at this time to predict the scope and nature of the actions that the U.S. Government will ultimately take with respect to these GSEs.
Fannie Mae, Freddie Mac, and Ginnie Mae could each be dissolved, and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae, Freddie Mac, or Ginnie Mae were eliminated, or their structures were to change radically, or if the U.S. Government significantly reduced its support for any or all of them, we may be unable or significantly limited in our ability to acquire Agency RMBS, which would drastically reduce the amount and type of Agency RMBS available for purchase which, in turn, could materially adversely affect our ability to maintain our exclusion from registration as an investment company under the Investment Company Act and our ability to qualify and maintain our qualification as a REIT. Moreover, any changes to the nature of the guarantees provided by, or laws affecting, Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the credit quality of the guarantees, could increase the risk of loss on purchases of Agency RMBS issued by these GSEs and could have broad adverse market implications for the Agency RMBS they currently guarantee. Any action that affects the credit quality of the guarantees provided by Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the value of our Agency RMBS. In addition, any market uncertainty that arises from such proposed changes could have a similar impact on us and our Agency RMBS.
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
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. During 2019, the U.S. Federal Reserve, or the "Federal Reserve," decreased the target range for the federal funds rate three separate times, but at its most recent meeting in December 2019, chose to keep the target range unchanged. Prior to 2019, the Federal Reserve had been increasing the target range for the federal funds rate, from December 2015 through December 2018, and further interest rate increases may occur in the near future.
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
Certain actions by the Federal Reserve could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Since the 2008 financial crisis, the Federal Reserve has announced and completed several rounds of quantitative easing, which are programs designed to expand the Federal Reserve's holdings of long-term securities by purchasing U.S. Treasury securities and/or Agency RMBS, in order to provide stability to the market. As of December 31, 2019, the Federal Reserve was rolling over at auction all principal repayments from U.S. Treasury securities; it was reinvesting all principal payments from Agency RMBS into U.S. Treasury securities, up to $20 billion per month; and it was reinvesting principal payments in excess of $20 billion into Agency RMBS. To help prevent future spikes in overnight repo rates, such as those that occurred in September 2019, the Federal Reserve began buying short-term U.S. Treasury bills in October 2019, and committed to continue purchasing them at least into the second quarter of 2020. The Federal Reserve also conducted overnight and term repo operations to provide liquidity to the repo market and stabilize repo rates, and committed to continue doing so through January 2020 to address any year-end liquidity issues. These actions have put downward pressure on interest rates and have stabilized repo rates, but they could be changed and/or discontinued at any time.

During 2019, the Federal Reserve also decreased the target range for the federal funds rate three separate times. Portions of the yield curve inverted during 2019, and prepayments increased significantly. Among other effects, these interest reductions by the Federal Reserve could continue to increase prepayment rates (resulting from lower long-term interest rates, including mortgage rates), continue to impact the shape of the yield curve, and cause a narrowing of our net interest margin.
Should the U.S. economy begin to deteriorate, the Federal Reserve could further modify its asset purchase program or institute other measures designed to reduce interest rates, which could adversely impact our business, including lowering the yields that we are able to generate on our investments.
Prior to 2019, the Federal Reserve had been increasing the target range for the federal funds rate, from December 2015 through December 2018. At its most recent meeting in December 2019, it chose to keep the target range unchanged, and further interest rate increases may occur in the near future. See "—Increases in interest rates could adversely affect the value of our assets and cause our interest expense to increase, and increase the risk of default on our assets, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to shareholders" above. These and other actions by the Federal Reserve could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
We also may purchase securities or loans that have a lower interest rate than the then-prevailing market interest rate. In exchange for this lower interest rate, we may pay a discount to par value to acquire the security or loan. We accrete this discount as income over the expected term of the security or loan based on our prepayment assumptions. If a security or loan is prepaid at a slower than expected rate, however, we must accrete the remaining portion of the discount at a slower than expected rate. This will extend the expected life of our investment portfolio and result in a lower than expected yield on securities and loans purchased at a discount to par.
Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. Since many RMBS, especially fixed rate RMBS, will be discount securities when interest rates are high, and will be premium securities when interest rates are low, these RMBS may be adversely affected by changes in prepayments in any interest rate environment. Prepayment rates are also affected by factors not directly tied to interest rates, and these factors are difficult to predict. Prepayments can also occur when borrowers sell their properties, or when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the underlying property and/or from the proceeds of a mortgage insurance policy or other guarantee. Fannie Mae and Freddie Mac will generally, among other conditions, purchase mortgages that are 120 days or more delinquent from the Agency RMBS pools that they have issued when the cost of guaranteed payments to security holders, including advances of interest at the security coupon rate, exceeds the cost of holding the non-performing loans in their portfolios. Consequently, prepayment rates also may be affected by conditions in the housing and financial markets, which may result in increased delinquencies on mortgage loans. Prepayment rates can also be affected by actions of the GSEs and their cost of capital, general economic conditions, and the relative interest rates on fixed and adjustable rate loans. Additionally, changes in the GSEs' decisions as to when to repurchase delinquent loans can materially impact prepayment rates on Agency RMBS.
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
Our business is materially affected by conditions in the residential mortgage market, the residential real estate market, the financial markets, and the economy, including inflation, energy costs, unemployment, geopolitical issues, concerns over the creditworthiness of governments worldwide and the stability of the global banking system. In particular, the residential mortgage market in the U.S. has experienced a variety of difficulties and challenging economic conditions in the past, including defaults, credit losses, and liquidity concerns. Certain commercial banks, investment banks, insurance companies, and mortgage-related investment vehicles incurred extensive losses from exposure to the residential mortgage market as a result of these difficulties and conditions. These factors have impacted, and may in the future impact, investor perception of the risks associated with RMBS, other real estate-related securities and various other asset classes in which we may invest. As a result, values for RMBS, other real estate-related securities and various other asset classes in which we may invest have experienced, and may in the future experience, significant volatility. Any deterioration of the mortgage market and investor perception of the risks associated with RMBS, residential mortgage loans, other real estate-related securities, and various other assets that we acquire could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Our assets include subordinated and lower-rated securities that generally have greater risks of loss than senior and higher-rated securities.
Certain mortgage-related securities that we acquire, including certain non-Agency MBS, CRTs, and CMBS, are deemed by rating agencies to have substantial vulnerability to default in payment of interest and/or principal. Other securities that we acquire have the lowest quality ratings or are unrated. Many securities that we acquire are subordinated in cash flow priority to other more "senior" securities of the same securitization. The exposure to defaults on the underlying mortgages is severely magnified in subordinated securities. Certain subordinated securities ("first loss securities") absorb all losses from default before any other class of securities is at risk. Such securities therefore are considered to be highly speculative investments. Also, the risk of declining real estate values, in particular, is amplified in subordinated MBS, as are the risks associated with possible changes in the market's perception of the entity issuing or guaranteeing them, or by changes in government regulations and tax policies. Accordingly, the subordinated and lower-rated (or unrated) securities in which we invest may experience significant price and performance volatility relative to more senior or higher-rated securities, and they are subject to greater risk of loss than more senior or higher-rated securities which, if realized, could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Less stringent underwriting guidelines and the resultant potential for delinquencies or defaults on certain mortgage loans could lead to losses on many of the non-Agency RMBS we hold, as well as other mortgage-related investments that we currently hold and/or may hold in the future.
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
The principal and interest payments on our non-Agency RMBS and our CRTs are not guaranteed by any entity, including any government entity or GSE, and therefore are subject to increased risks, including credit risk.
Our portfolio includes securities, such as non-Agency RMBS and CRTs, which are not guaranteed by GSEs such as Fannie Mae and Freddie Mac or, in the case of Ginnie Mae, the U.S. Government. These securities are therefore subject to many of the risks of the respective underlying mortgage loans. A residential mortgage loan is typically secured by single-family residential property and is subject to risks of delinquency and foreclosure and risk of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, unemployment, acts of God, pandemics such as novel coronavirus (COVID-19), terrorism, social unrest, and civil disturbances, may impair borrowers' abilities to repay their mortgage loans. In periods following home price declines, "strategic defaults" (decisions by borrowers to default on their mortgage loans despite having the ability to pay) also may become more prevalent. In addition, the Tax Cuts and Jobs Act, or "TCJA," reduced the mortgage interest deduction limit, eliminated the deduction for interest with respect to home equity indebtedness, with certain exceptions, and limited the state and local income and property tax deduction. These changes could reduce home affordability and adversely impact housing prices in certain regions, which could lead to an increase in defaults on the mortgage loans underlying many of our investments.
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
Similarly, other investments that we currently hold and/or may hold in the future, including MSRs and CMBS, that are not guaranteed by any entity, including any government entity or GSE, are subject to increased risks, including credit risk.
Changes in banks' inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.
LIBOR and other indices which are deemed "benchmarks" are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective, whereas others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. In particular, regulators and law enforcement agencies in the U.K. and elsewhere conducted criminal and civil investigations into whether the banks that contributed information to the British Bankers' Association ("BBA") in connection with the daily calculation of LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. LIBOR is calculated by reference to a market for interbank lending that continues to shrink, as it is based on increasingly fewer actual transactions. This increases the subjectivity of the LIBOR calculation process and increases the risk of manipulation.
Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator of LIBOR), or the "IBA," may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority, the "FCA," announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. The FCA's intention is that after 2021, it will no longer be necessary for the FCA to ask, or to require, banks to submit contributions to LIBOR. The FCA does not intend to sustain LIBOR through using its influence or legal powers beyond that date. It is possible that the IBA and the panel banks could continue to produce LIBOR on the current basis after 2021, if they are willing and able to do so, but we cannot make assurances that LIBOR will survive in its current form, or at all.
It is possible that, over time, the Secured Overnight Financing Rate ("SOFR") published by the Federal Reserve Bank of New York will replace U.S. Dollar LIBOR as the principal reference rate for U.S. Dollar-denominated floating rate instruments, such as standard fixed-to-floating interest rate swaps. However, the manner and timing of this shift is currently unknown. SOFR is an overnight rate instead of a term rate, making SOFR an inexact replacement for LIBOR.  Market participants are still considering how various types of financial instruments and securitization vehicles should be modified following a discontinuation of LIBOR. It is possible that not all of our assets and liabilities (including our derivatives) will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities (including our derivatives) will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. Switching an existing financial instrument from referencing LIBOR to referencing SOFR would generally require the application of a spread between the two indices. Industry organizations are attempting to structure the spread calculations for various financial instruments in a manner that would minimize the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the resulting spreads would be fair and accurate or that all asset types and all types of securitization vehicles will use the same spreads. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities (including derivatives) than LIBOR-based assets and liabilities (including derivatives), increasing the difficulty of investing, hedging, and risk management. The process of transition also involves operational risks. It is also possible that no transition will occur for many financial instruments, meaning that those instruments would continue to be subject to the weaknesses of the LIBOR calculation process. At this time, it is not possible to predict the effect of any such changes that may be implemented, including any establishment of alternative reference rates. Uncertainty as to the nature or timing of any such potential changes may affect the market for, or value of, any securities, loans, derivatives, and other financial instruments that are based directly or indirectly on LIBOR, and as a result may adversely affect our overall financial condition and results of operations.
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
We rely on mortgage servicers for our loss mitigation efforts, and we also may engage in our own loss mitigation efforts with respect to whole mortgage loans and loan pools that we may purchase. Such loss mitigation efforts may be unsuccessful or not cost effective.
We depend on a variety of services provided by third-party service providers related to our non-Agency RMBS and whole mortgage loans and loan pools we may acquire. We rely on the mortgage servicers who service the mortgage loans backing our non-Agency RMBS to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services. Our mortgage servicers and other service providers to our non-Agency RMBS, such as trustees, bond insurance providers and custodians, may not perform in a manner that promotes our interests. In addition, legislation that has been enacted or that may be enacted in order to reduce or prevent foreclosures through, among other things, loan modifications, may reduce the value of mortgage loans backing our non-Agency RMBS or whole mortgage loans that we may acquire. Mortgage servicers may be incentivized by the U.S. Government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. In addition to legislation that creates financial incentives for mortgage loan servicers to modify loans and take other actions that are intended to prevent foreclosures, legislation has also been adopted that creates a safe harbor from liability to creditors for servicers that undertake loan modifications and other actions that are intended to prevent foreclosures. Finally, legislation has been adopted that delays the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limits the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans underlying the mortgage servicing rights. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a result of these legislative actions, the mortgage loan servicers on which we rely may not perform in our best interests or up to our expectations. If our third-party service providers including mortgage servicers do not perform as expected, our business, financial condition and results of operations and our ability to pay dividends to our shareholders may be materially adversely affected.
In addition, if we purchase pools of whole mortgage loans, we may engage in our own loss mitigation efforts over and above the efforts of the mortgage servicers, including more hands-on mortgage servicer oversight and management, borrower refinancing solicitations, as well as other efforts. Our loss mitigation efforts may be unsuccessful in limiting delinquencies, defaults and losses, or may not be cost effective, which may materially adversely affect our business, financial condition and results of operations and our ability to pay dividends to our shareholders. Furthermore, our ability to accomplish such loss mitigation may be limited by the tax rules governing REITs.
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
We own assets secured by real estate and may own real estate directly in the future, either through direct acquisitions or upon a default of mortgage loans. Real estate assets are subject to various risks, including:

•	declines in the value of real estate;

•	acts of God, including pandemics, earthquakes, floods, wildfires, hurricanes, mudslides, volcanic eruptions and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and market conditions;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and zoning ordinances;

•	costs of remediation and liabilities associated with environmental conditions such as indoor mold;

•	potential liabilities for other legal actions related to property ownership including tort claims; and

•	the potential for uninsured or under-insured property losses.
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

•
asset, collateral or MBS historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported, or subject to interpretation (e.g., different MBS issuers may report delinquency statistics based on different definitions of what constitutes a delinquent loan); and

•	asset, collateral or MBS information may be outdated, in which case the models may contain incorrect assumptions as to what has occurred since the date information was last updated.
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
While in many cases our Manager's determination of the fair value of our assets is based on valuations provided by third-party dealers and pricing services, our Manager can and does value assets based upon its judgment and such valuations may differ from those provided by third-party dealers and pricing services. Valuations of certain assets are often difficult to obtain or are unreliable. In general, dealers and pricing services heavily disclaim their valuations. Additionally, dealers and pricing services may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental, or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. Higher valuations of our assets have the effect of increasing the amount of management fees we pay to our Manager. Therefore, conflicts of interest exist because our Manager is involved in the determination of the fair value of our assets.
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
We are highly dependent on Ellington's information systems and those of third-party service providers and system failures could significantly disrupt our business, which may, in turn, materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Our business is highly dependent on Ellington's communications and information systems and those of third-party service providers. Any failure or interruption of Ellington's or certain third-party service providers' systems or cyber-attacks or security breaches of their networks or systems could cause delays or other problems in our securities trading activities, could allow unauthorized access for purposes of misappropriating assets, stealing proprietary and confidential information, corrupting data or causing operational disruption, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Computer malware, ransomware, viruses, and computer hacking and phishing attacks have become more prevalent in the financial services industry and may occur on Ellington's or certain third party service providers' systems in the future. We rely heavily on Ellington's financial, accounting and other data processing systems. Although Ellington has not detected a breach to date, financial services institutions have reported breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that Ellington or certain third-party service providers have experienced an undetected breach, and it is likely that other financial institutions have experienced more breaches than have been detected and reported. There is no assurance that we, Ellington, or certain of the third parties that facilitate our and Ellington's business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of Ellington's networks or systems (or the networks or systems of certain third parties that facilitate our and Ellington's business activities) or any failure to maintain performance, reliability and security of Ellington's or certain third-party service providers' technical infrastructure, but such computer malware, ransomware, viruses, and computer hacking and phishing attacks may negatively affect our operations.
Our access to financing sources, which may not be available on favorable terms, or at all, may be limited, and this may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
We depend upon the availability of adequate capital and financing sources to fund our operations. Our lenders are primarily large global financial institutions, with exposures both to global financial markets and to more localized conditions. In addition to borrowing from large banks, we borrow from smaller non-bank financial institutions as well. Whether because of a global or local financial crisis or other circumstances, such as if one or more of our lenders experiences severe financial difficulties, they or other lenders could become unwilling or unable to provide us with financing, could increase the costs of that financing, or could become insolvent, as was the case with Lehman Brothers in 2008. Moreover, we are currently party to short-term borrowings (in the form of repurchase agreements) and there can be no assurance that we will be able to replace these borrowings, or "roll" them, as they mature on a continuous basis and it may be more difficult for us to obtain debt financing on favorable terms, or at all. In addition, if regulatory capital requirements imposed on our lenders change, they may be required to limit, or increase the cost of, the financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our shareholders, or we may have to rely on less efficient forms of debt financing that consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our shareholders, and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our asset acquisition activities and/or dispose of assets, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.

Increases in interest rates could adversely affect the value of our assets and cause our interest expense to increase, and increase the risk of default on our assets, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to shareholders.
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
We use leverage to finance our investment activities and to enhance our financial returns. Currently, all of our leverage is in the form of short-term repos for our RMBS assets. Other forms of leverage we may use in the future include credit facilities, including term loans and revolving credit facilities.
Through the use of leverage, we may acquire positions with market exposure significantly greater than the amount of capital committed to the transaction. For example, by entering into repos with advance rates, or haircut levels of 5%, we could theoretically leverage capital allocated to Agency RMBS by an asset-to-equity ratio of as much as 20 to 1. A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized.
Although we may from time to time enter into certain contracts that may limit our leverage, such as certain financing arrangements with lenders, our governing documents do not specifically limit the amount of leverage that we may use. Leverage can enhance our potential returns but can also exacerbate losses. Even if an asset increases in value, if the asset fails to earn a return that equals or exceeds our cost of borrowing, the leverage will diminish our returns.
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
Our repo agreements and our derivative contracts allow, to varying degrees, our lenders and derivative counterparties (including clearinghouses) to determine an updated market value of our collateral and derivative contracts to reflect current market conditions. If the market value of our collateral or our derivative contracts with a particular lender or derivative counterparty declines in value, we generally will be required by the lender or derivative counterparty to provide additional collateral or repay a portion of the funds advanced on minimal notice, which is known as a margin call. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets. Additionally, in order to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations and financial condition, and may impair our ability to pay dividends to our shareholders. We receive margin calls from our lenders and derivative counterparties from time to time in the ordinary course of business similar to other entities in the mortgage finance business. In the event that we default on our obligation to satisfy these margin calls, our lenders or derivative counterparties can accelerate our indebtedness, terminate our derivative contracts (potentially on unfavorable terms requiring additional payments, including additional fees and costs), increase our borrowing rates, liquidate our collateral and terminate our ability to borrow. In certain cases, a default on one repo agreement or derivative contract (whether caused by a failure to satisfy margin calls or another event of default) can trigger "cross defaults" on other such agreements. A significant increase in margin calls could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders, and could increase our risk of insolvency.
To the extent that we might be compelled to liquidate qualifying real estate assets to repay debts, our compliance with the REIT asset tests, income tests, and distribution requirements, could be negatively affected, which could jeopardize our qualification as a REIT. Losing our REIT qualification would cause us to be subject to U.S. federal income tax (and any applicable state and local taxes) on all of our income and decrease profitability and cash available to pay dividends to our shareholders.

Our rights under repo agreements are subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of us or our lenders.
In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on and/or liquidate the collateral pledged under such agreements without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repo agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a repo agreement or to be compensated for any damages resulting from the lenders' insolvency may be further limited by those statutes. These claims would be subject to significant delay and costs to us and, if and when received, may be substantially less than the damages we actually incur.
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

•
many hedges are structured as over-the-counter contracts with counterparties whose creditworthiness is not guaranteed, raising the possibility that the hedging counterparty may default on their obligations;

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
Our hedging transactions, which would be intended to limit losses, may actually adversely affect our earnings, which could reduce our cash available for distribution to our shareholders and which could adversely affect our ability to continue to qualify as a REIT.
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
In addition, some portion of our hedges are cleared through a central counterparty clearinghouse, or "CCP," which we access through a futures commission merchant, or "FCM."  If an FCM that holds our cleared derivatives account were to become insolvent, the CCP will make an effort to move our futures positions to an alternate FCM, though it is possible that such transfer would fail, which would result in a total cancellation of our positions in the account; in such a case, if we wished to reinstate such hedging positions, we would have to re-initiate such positions with an alternate FCM.  In the event of the insolvency of an FCM that holds our cleared over-the-counter derivatives, the rules of the CCP require that its direct members submit bids to take over the portfolio of the FCM, and would further require the CCP to move our existing positions and related margin to an alternate FCM. If this were to occur, we believe that our risk of loss would be limited to the excess equity in the account at the insolvent FCM due to the "legally segregated, operationally commingled" treatment of client assets under the rules governing FCMs in respect of cleared over-the-counter derivatives. In addition, in the case of both futures and cleared over-the-counter derivatives, there could be knock-on effects of our FCM's insolvency, such as the failure of co-customers of the FCM or other FCMs of the same CCP.  In such cases, there could be a shortfall in the funds available to the CCP due to such additional insolvencies and/or exhaustion of the CCP's guaranty fund that could lead to total loss of our positions in the FCM account.  Finally, we face a risk of loss (including total cancellation) of positions in the account in the event of fraud by our FCM or other FCMs of the CCP, where ordinary course remedies would not apply.
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
At any time, U.S. federal, state, local, or foreign laws or regulations that impact our business, or the administrative interpretations of those laws or regulations, may be enacted or amended. For example, on July 21, 2010 the Dodd-Frank Act was enacted, which significantly revised many financial regulations. Certain portions of the Dodd-Frank Act were effective immediately, while other portions have become or will become effective following rulemaking and transition periods, but many of these changes could materially impact the profitability of our business or the business of our Manager or Ellington, our access to financing or capital, the value of the assets that we hold, expose us to additional costs, require changes to business practices, or adversely affect our ability to pay dividends. For example, the Dodd-Frank Act alters the regulation of commodity interests, imposes regulation on the over-the-counter derivatives market, places restrictions on residential mortgage loan originations, and reforms the asset-backed securitization markets most notably by imposing credit requirements. While there continues to be uncertainty about the exact impact of all of these changes, we do know that we and our Manager are subject to a more complex regulatory framework, and are incurring and will in the future incur costs to comply with new requirements as well as to monitor compliance in the future.
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
We may change our investment strategy, investment guidelines, hedging strategy, and asset allocation, operational, and management policies without notice or shareholder consent, which may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders. In addition, our declaration of trust provides that our Board of Trustees may authorize us to revoke or otherwise terminate our REIT election without the approval of our shareholders.
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
Our profitability depends, in large part, on our ability to acquire targeted assets at favorable prices. We compete with a number of entities when acquiring our targeted assets, including other mortgage REITs, financial companies, public and private funds, commercial and investment banks and residential and commercial finance companies. We may also compete with (i) the Federal Reserve and the U.S. Treasury to the extent they purchase assets in our targeted asset classes and (ii) companies that partner with and/or receive financing from the U.S. Government or consumer bank deposits. Many of our competitors are substantially larger and have considerably more favorable access to capital and other resources than we do. Furthermore, new companies with significant amounts of capital have been formed or have raised additional capital, and may continue to be formed and raise additional capital in the future, and these companies may have objectives that overlap with ours, which may create competition for assets we wish to acquire. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as funding from the U.S. Government. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets to acquire or pay higher prices than we can. We also may have different operating constraints from those of our competitors including, among others, (i) tax-driven constraints such as those arising from our qualification as a REIT, (ii) restraints imposed on us by our attempt to comply with certain exclusions from the definition of an "investment company" or other exemptions under the Investment Company Act and (iii) restraints and additional costs arising from our status as a public company. Furthermore, competition for assets in our targeted asset classes may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
We may invest in credit risk transfer securities, or "CRTs." CRTs are designed to transfer a portion of the mortgage credit risk of a pool of insured or guaranteed mortgage loans from the insurer or guarantor of such loans to CRT investors. In a CRT transaction, interest and/or principal of the CRT is written off following certain credit events, such as delinquencies, defaults, and/or realized losses, on the underlying mortgage pool. To date, the vast majority of CRTs consist of risk sharing transactions issued by the GSEs, namely Fannie Mae's Connecticut Avenue Securities program, or "CAS," and Freddie Mac's Structured Agency Credit Risk program, or "STACR." These securities have historically been structured as unsecured debt of the related GSE, but where the principal payments and principal write-offs are determined by the prepayments, delinquencies, and/or realized losses on a reference pool of mortgage loans guaranteed by such GSE. However, in 2018 Fannie Mae's CAS program began structuring some of its offerings as real estate mortgage investment conduit, or "REMIC," securities, and Freddie Mac followed suit in 2019. It is anticipated that in the future Fannie Mae and Freddie Mac may issue CRTs with a variety of other structures.
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
We do not have any employees of our own. Our officers are employees of Ellington or one or more of its affiliates. We have no separate facilities and are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and execution of our business strategies and risk management practices. We also depend on our Manager's access to the professionals of Ellington as well as information and deal flow generated by Ellington. The employees of Ellington identify, evaluate, negotiate, structure, close, and monitor our portfolio. The departure of any of the senior officers of our Manager, or of a significant number of investment professionals of Ellington or the inability of such personnel to perform their duties due to acts of God, including pandemics such as novel coronavirus (COVID-19), could have a material adverse effect on our ability to achieve our objectives. We can offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager's senior management. We are subject to the risk that our Manager will terminate the management agreement or that we may deem it necessary to terminate the management agreement or prevent certain individuals from performing services for us and that no suitable replacement will be found to manage us.

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
Most of our targeted assets are also targeted assets of other Ellington accounts, and Ellington has no duty to allocate such opportunities in a manner that preferentially favors us. Ellington makes available to us all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington's written investment allocation policy, it being understood that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington's other accounts in all such opportunities.
Since many of our targeted assets are typically available only in specified quantities and are also targeted assets for other Ellington accounts, Ellington often is not able to buy as much of any asset or group of assets as would be required to satisfy the needs of all of Ellington's accounts. In these cases, Ellington's investment allocation procedures and policies typically allocate such assets to multiple accounts in proportion to their needs and available capital. As part of these policies, accounts that are in a "start-up" or "ramp-up" phase may get allocations above their proportion of available capital, which could work to our disadvantage, particularly because there are no limitations surrounding Ellington's ability to create new accounts. In addition, the policies permit departure from proportional allocations under certain circumstances, for example when such allocation would result in an inefficiently small amount of the security or assets being purchased for an account, which may also result in our not participating in certain allocations.
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
We are subject to conflicts of interest arising out of our relationship with Ellington and our Manager. Currently, all of our executive officers, and two of our trustees, are employees of Ellington or one or more of its affiliates. As a result, our Manager and our officers may have conflicts between their duties to us and their duties to, and interests in, Ellington or our Manager. For example, Mr. Penn, our President and Chief Executive Officer and one of our trustees, also serves as the President and Chief Executive Officer of, and as a member of the Board of Directors of, Ellington Financial Inc., and Vice Chairman and Chief Operating Officer of Ellington. Mr. Vranos, our Co-Chief Investment Officer and one of our trustees, also serves as the Co-Chief Investment Officer of Ellington Financial Inc., and Chairman of Ellington. Mr. Tecotzky, our Co-Chief Investment Officer, also serves as the Co-Chief Investment Officer of Ellington Financial Inc., and as a Managing Director of Ellington. Mr. Smernoff, our Chief Financial Officer, also serves as the Chief Accounting Officer of Ellington Financial Inc. Mr. Herlihy, our Chief Operating Officer, also serves as the Chief Financial Officer of Ellington Financial Inc., and as a Director of Ellington.
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
Termination of our management agreement without cause, including termination for poor performance or non-renewal, is subject to several conditions which may make such a termination difficult and costly. The management agreement has a current term that expires on September 24, 2020, and will be automatically renewed for successive one-year terms thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. The management agreement provides that it may be terminated by us based on performance upon the affirmative vote of at least two-thirds of our Board of Trustees, or by a vote of the holders of at least a majority of our outstanding common shares, based either upon unsatisfactory performance by our Manager that is materially detrimental to us or upon a determination by our independent trustees that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent such a fee-based termination by accepting a mutually acceptable reduction of management fees. In the event we terminate the management agreement as discussed above or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to 5% of our shareholders' equity as of the month-end preceding the date of the notice of termination or non-renewal. These provisions will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.
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
We, Ellington, or its affiliates may be subject to regulatory inquiries and proceedings, or other legal proceedings.
At any time, industry-wide or company-specific regulatory inquiries or proceedings can be initiated and we cannot predict when or if any such regulatory inquiries or proceedings will be initiated that involve us or Ellington or its affiliates, including our Manager. We believe that the heightened scrutiny of the financial services industry increases the risk of inquiries and requests from regulatory or enforcement agencies. For example, as discussed under the caption Item 3. Legal Proceedings, over the years, Ellington and its affiliates have received, and we expect in the future that we and they may receive, inquiries and requests for documents and information from various federal, state, and foreign regulators.
We can give no assurances that, whether the result of regulatory inquiries or otherwise, neither we nor Ellington nor its affiliates will become subject to investigations, enforcement actions, fines, penalties or the assertion of private litigation claims. If any such events were to occur, we, or our Manager's ability to perform its obligations to us under the management agreement between us and our Manager, or Ellington's ability to perform its obligations to our Manager under the services agreement between Ellington and our Manager, could be materially adversely impacted, which could in turn have a material adverse effect on our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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

•	increases in market interest rates that lead purchasers of our common shares to demand a higher yield;

•	repurchases and issuances by us of our common shares;

•	passage of legislation, changes in applicable law, court rulings, enforcement actions or other regulatory developments that adversely affect us or our industry;

•	changes in government policies or changes in timing of implementation of government policies, including with respect to Fannie Mae, Freddie Mac, and Ginnie Mae;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by shareholders;

•	speculation in the press or investment community;

•	adverse changes in global, national, regional and local economic and market conditions, including those relating to pandemics, such as the recent outbreak of novel coronavirus (COVID-19);

•	our inclusion in, or exclusion from, various stock indices;

•	our operating performance and the performance of other similar companies;

•	changes in accounting principles; and

•	the disposition by the Blackstone Funds of all or any portion of our common shares held by them in accordance with and subject to applicable securities laws.
Future offerings of debt securities, which would rank senior to our common shares upon our bankruptcy liquidation, and future offerings of equity securities which could dilute the common share holdings of our existing shareholders and may be senior to our common shares for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common shares.
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
We intend to pay dividends to our shareholders in amounts such that we distribute all or substantially all of each year's taxable income (subject to certain adjustments). This distribution policy will help us avoid being subject to U.S. federal income tax on our REIT taxable income. However, we have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described herein. All dividends will be declared at the discretion of our Board of Trustees and will depend on our earnings, our financial condition, REIT distribution requirements, and other factors as our Board of Trustees may deem relevant from time to time. Our Board of Trustees is under no obligation or requirement to declare a dividend. We cannot assure you that we will achieve results that will allow us to pay a specified level of dividends or to increase dividends from one year to the next. Among the factors that could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders are:

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
One of the factors that investors may consider in deciding whether to buy or sell our common shares is our dividend rate (or expected future dividend rate) as a percentage of our common share price, relative to market interest rates. If market interest rates increase, prospective investors may demand a higher dividend rate on our common shares or seek alternative investments paying higher dividends or interest. We cannot assure you that we will achieve results that will allow us to increase our dividend rate in response to market interest rate increases. As a result, interest rate fluctuations and capital market conditions can affect the market price of our common shares independent of the effects such conditions may have on our portfolio. For instance, if interest rates rise without an increase in our dividend rate, the market price of our common shares could decrease because potential investors may require a higher dividend yield on our common shares as market rates on interest-bearing instruments such as bonds rise. In addition, to the extent we have variable rate debt, such as our repo financing, rising interest rates would result in increased interest expense on this variable rate debt, thereby adversely affecting our cash flow and our ability to service our indebtedness and pay dividends to our shareholders.
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
To assist us in qualifying as a REIT, among other purposes, our declaration of trust restricts the beneficial or constructive ownership of our shares by any person to no more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our shares. This and other restrictions on ownership and transfer of our shares contained in our declaration of trust may discourage a change of control of us and may deter individuals or entities from making tender offers for our common shares on terms that might be financially attractive to you or which may cause a change in our management. In addition to deterring potential transactions that may be favorable to our shareholders, these provisions may also decrease your ability to sell our common shares.
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
Certain provisions of the Maryland General Corporation Law, or the "MGCL," applicable to a Maryland real estate investment trust may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then prevailing market price of such shares. We are subject to the "business combination" provisions of the MGCL that, subject to limitations, prohibit certain business combinations between us and an "interested shareholder" (defined generally as any person who beneficially owns 10% or more of our then outstanding voting shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting shares) or an affiliate thereof for five years after the most recent date on which the shareholder becomes an interested shareholder and, thereafter, imposes minimum price or supermajority shareholder voting requirements on these combinations. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by the board of trustees of a real estate investment trust prior to the time that the interested shareholder becomes an interested shareholder. Pursuant to the statute, our Board of Trustees has by resolution exempted business combinations between us and any other person, provided that the business combination is first approved by our Board of Trustees, including a majority of our trustees who are not affiliates or associates of such person. This resolution, however, may be altered or repealed in whole or in part at any time. If this resolution is repealed, or our Board of Trustees does not otherwise approve a business combination, this statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
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
The U.S. federal income tax laws governing REITs are complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets, our income and our earnings and profits, or "E&P" (calculated pursuant to Code Sections 316 and 857(d) and the regulations thereunder), the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Our ability to satisfy the asset tests depends upon the characterization and fair market values of our assets, some of which are not precisely determinable, and for which we may not obtain independent appraisals. Our compliance with the REIT income and asset tests and the accuracy of our tax reporting to shareholders also depend upon our ability to successfully manage the calculation and composition of our gross and net taxable income, our E&P and our assets on an ongoing basis. Even a technical or inadvertent mistake could jeopardize our REIT status. Although we intend to operate so as to maintain our qualifications as a REIT, given the complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the potential tax treatment of the investments we make, and the possibility of future changes in our circumstances, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.
If we fail to qualify as a REIT in any calendar year, and do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax (and any applicable state and local taxes) on our taxable income at regular corporate rates, and dividends paid to our shareholders would not be deductible by us in computing our taxable income (although such dividends received by certain non-corporate U.S. taxpayers generally would be subject to a preferential rate of taxation). Further, if we fail to qualify as a REIT, we might need to borrow money or sell assets in order to pay any resulting tax. Our payment of income tax would decrease the amount of our income available for distribution to our shareholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required under U.S. federal tax laws to distribute substantially all of our REIT taxable income to our shareholders. Unless our failure to qualify as a REIT was subject to relief under the U.S. federal tax laws, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.
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
In addition, we must also ensure that each taxable year we satisfy the REIT 75% and 95% gross income tests, which require that, in general, 75% of our gross income come from certain real estate-related sources and 95% of our gross income consist of gross income that qualifies for the 75% gross income test or certain other passive income sources. As a result of the requirement that we satisfy both the REIT 75% asset test and the REIT 75% and 95% gross income tests, we may be required to liquidate from our portfolio otherwise attractive investments or contribute such investments to a TRS, in which event they would be subject to regular corporate U.S. federal, state and local taxes assuming that the TRS is organized in the United States. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.
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
We purchase and sell Agency RMBS through TBAs and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise, and may continue to do so in the future. While there is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the REIT 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property or other qualifying income for purposes of the REIT 75% gross income test, we treat the GAAP value of our TBAs under which we contract to purchase to-be-announced Agency RMBS ("long TBAs") as qualifying assets for purposes of the REIT 75% asset test, and we treat income and gains from our long TBAs as qualifying income for purposes of the REIT 75% gross income test, based on an opinion of Hunton Andrews Kurth LLP substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a long TBA should be treated as ownership of real estate assets, and (ii) for purposes of the REIT 75% gross income test, any gain recognized by us in connection with the settlement of our long TBAs should be treated as gain from the sale or disposition of an interest in mortgages on real property. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of counsel is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge the opinion of counsel, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Code substantially limit our ability to hedge. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities incurred to carry or acquire real estate, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. To the extent that we enter into hedging transactions that do not meet these requirements or other types of hedging transactions, our aggregate gross income from such non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques, and we may choose to implement certain hedges through a domestic or foreign TRS. Any hedging income earned by a domestic TRS would be subject to U.S. federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with interest rate changes or other changes than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future TRS taxable income in the case of a domestic TRS. Even if the income from certain of our hedging transactions is excluded from gross income for purposes of the REIT 75% and 95% gross income tests, such income and any loss will be taken into account in determining our REIT taxable income and our distribution requirement.  If the IRS disagrees with our calculation of the amount or amortization of gain or loss with respect to our hedging transactions, our distribution requirement could increase, which could require that we correct any shortfall in distributions by paying deficiency dividends to our shareholders in a later year.
We intend to structure our foreign TRSs so that their income and operations will not be subject to U.S. federal, state and local income tax. If the IRS successfully challenged that tax treatment, it would reduce the amount that those foreign TRSs would have available to pay to their creditors and to distribute to us.
We intend to monitor the value of our respective investments in our foreign and any domestic TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we will review all of our transactions with our TRSs to ensure that they are entered into on arm's-length terms to avoid incurring the 100% excise tax described below. There can be no assurance, however, that we will be able to comply with the 20% limitation or avoid application of the 100% excise tax discussed below.
Our ownership of and relationship with our TRSs will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a

TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT's total assets may consist of stock or securities of one or more TRSs. While we intend to manage our affairs so as to satisfy the requirement that no more than 20% of the value of our total assets consists of stock or securities of our TRSs, as well as the requirement that taxable income from our TRSs plus other non-qualifying gross income not exceed 25% of our total gross income, there can be no assurance that we will be able to do so in all market circumstances. The TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis. Any domestic TRS that we form will pay U.S. federal, state and local income tax on its taxable income at regular corporate tax rates, and its after-tax net income will be available for distribution to us but is not required to be distributed to us. In certain circumstances, the ability to deduct interest expense by any TRS that we may form could be limited.
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
The maximum U.S. federal income tax rate applicable to "qualified dividend income" paid to U.S. taxpayers taxed at individual rates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. For taxable years beginning prior to January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including "qualified REIT dividends" (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduction in the corporate tax rate under the TCJA could cause investors who are taxed at individual rates and regulated investment companies to perceive investments in the stocks of REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could adversely affect the value of the stock of REITs, including our common shares.
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
We may recognize taxable income in excess of our economic income, known as phantom income, in the first years that we hold certain investments, and experience an offsetting excess of economic income over our taxable income in later years. In addition, in years when we have a capital loss carryforward that offsets current year capital gains, our earnings and profits may be higher than our taxable income. As a result, shareholders at times may be required to pay U.S. federal income tax on distributions taxable as dividends that economically represent a return of capital rather than a dividend. These distributions could be offset in later years by distributions that would be treated as returns of capital for U.S. federal income tax purposes. Taking into account the time value of money, this acceleration of U.S. federal income tax liabilities may reduce a shareholder's after-tax return on his or her investment to an amount less than the after-tax return on an investment with an identical before-tax rate of return that did not generate phantom income.
Liquidation of our assets may jeopardize our REIT qualification or may be subject to a 100% tax.
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
A REIT's net income from prohibited transactions is subject to a 100% tax with no offset for losses. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we dispose of or securitize RMBS in a manner that was treated as dealer activity for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales or securitization structures, even though the transactions might otherwise be beneficial to us. Alternatively, in order to avoid the prohibited transactions tax, we may choose to implement certain transactions through a TRS.
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
Item 3. Legal Proceedings
Neither we nor Ellington nor its affiliates (including our Manager) are currently subject to any legal proceedings that we or our Manager consider material. Nevertheless, we and Ellington and its affiliates operate in highly regulated markets that currently are under regulatory scrutiny, and over the years, Ellington and its affiliates have received, and we expect in the future that we and they may receive, inquiries and requests for documents and information from various federal, state and foreign regulators.
We and Ellington cannot provide any assurance that, whether the result of regulatory inquiries or otherwise, neither we nor Ellington nor its affiliates will become subject to investigations, enforcement actions, fines, penalties or the assertion of private litigation claims or that, if any such events were to occur, they would not materially adversely affect us. For a discussion of these and other related risks, see "Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries and proceedings, or other legal proceedings" included in Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2019.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Shareholders Matters, and Issuer Purchases of Equity Securities
Market Information
Our common shares have been listed on the New York Stock Exchange ("NYSE") under the symbol "EARN" since May 1, 2013.
Holders of Our Common Shares
Based upon a review of a securities position listing as of March 6, 2020, we had an aggregate of 105 holders of record and holders of our common shares who are nominees for an undetermined number of beneficial owners.
Unregistered Sales of Equity Securities
Pursuant to our 2013 Equity Incentive Plan, on December 13, 2019, we granted 7,337 restricted common shares to certain of our partially dedicated employees. The restricted common shares are subject to forfeiture restrictions that will lapse with respect to 3,669 of the common shares on December 13, 2020 and 3,668 of the common shares on December 13, 2021. Such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(a)(2) of the Securities Act.
Item 6. Selected Financial Data
We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 301(c) of Regulation S-K, we are not required to provide the information required by this item.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We are a Maryland real estate investment trust, or "REIT," formed in August 2012 that specializes in acquiring, investing in, and managing residential mortgage- and real estate-related assets. Our primary objective is to generate attractive current yields and risk-adjusted total returns for our shareholders by making investments that we believe compensate us appropriately for the risks associated with them. We seek to attain this objective by constructing and actively managing a portfolio consisting primarily of residential mortgage-backed securities, or "RMBS," for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," and, to a lesser extent, RMBS that do not carry such guarantees, or "non-Agency RMBS," such as RMBS backed by prime jumbo, Alternative A-paper, manufactured housing, and subprime residential mortgage loans. We also may opportunistically acquire other types of mortgage- and real estate-related asset classes, such as commercial mortgage-backed securities, or "CMBS," residential mortgage loans, mortgage servicing rights, or "MSRs," and credit risk transfer securities, or "CRTs." We believe that being able to combine Agency RMBS with non-Agency RMBS and other mortgage- and real estate-related asset classes enables us to balance a range of mortgage-related risks.
We were formed through an initial strategic venture among affiliates of Ellington Management Group, L.L.C., an investment management firm and registered investment adviser with a 25-year history of investing in a broad spectrum of residential and commercial mortgage-backed securities, or "MBS," and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." As of December 31, 2019, the Blackstone Funds owned approximately 25% of our outstanding common shares. We are externally managed and advised by our Manager, an affiliate of Ellington.
We use leverage in our Agency RMBS strategy and, while we have not done so meaningfully to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of December 31, 2019, we had outstanding borrowings under repurchase agreements in the amount of $1.3 billion with 15 counterparties.
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
As of December 31, 2019, our book value per share was $12.91, as compared to $12.30 as of December 31, 2018.
Trends and Recent Market Developments
Market Overview

•
After raising the target range for the federal funds rate four times in 2018, the U.S. Federal Reserve, or "Federal Reserve," elected to maintain the range of 2.25%–2.50% during the first half of 2019, before lowering the range by 25 basis points at each of its July, September, and October meetings, to the current range of 1.50%–1.75%. These were the first reductions since 2008 and were in response to uncertainties around global growth and trade negotiations. At its final meeting of the year, in December 2019, the Federal Reserve elected to leave the target range unchanged.

•
In March 2019, the Federal Reserve announced that over the following six months it would gradually end the tapering of its U.S. Treasury security reinvestments. According to the plan, beginning in May, the monthly tapering of U.S. Treasury security reinvestments would decrease to $15 billion, from $30 billion, and the tapering would end altogether at the end of September. Additionally, the tapering of Agency RMBS would continue at $20 billion per month, but beginning in October, monthly paydowns from Agency RMBS up to the $20 billion monthly cap would be reinvested in U.S. Treasury securities. Then, in July, the Federal Reserve announced that it would end the tapering of its U.S. Treasury security reinvestments on August 1, 2019, two months earlier than previously planned. It also announced that it would reinvest principal payments from Agency RMBS into U.S. Treasury securities, up to $20 billion per month, and that it would reinvest principal payments in excess of $20 billion into Agency RMBS. The Federal Reserve confirmed this plan at its December meeting.

•
During the week of September 16, 2019, interest rates on overnight repo spiked to unusually high levels. In response, the Federal Reserve conducted overnight and term repo operations to provide liquidity to the repo market, and repo rates normalized as a result. To help prevent future spikes in overnight repo rates, the Federal Reserve began buying short-term U.S. Treasury bills in October, and committed to continue purchasing them at least into the second quarter of 2020. The Federal Reserve also committed to continue these repo operations through January 2020 to address any year-end liquidity issues. Repo markets remained relatively stable in the fourth quarter of 2019, allaying fears of year-end volatility.

•
LIBOR rates, which drive many of our financing costs, steadily declined during 2019 before increasing modestly in December. For the year, one-month LIBOR decreased 74 basis points to 1.76% at year end, and three-month LIBOR fell 90 basis points to 1.91%, a 15 basis point positive spread, as compared to a 30 basis point positive spread at the end of 2018. However, at several points during 2019, in anticipation of near-term interest rate cuts by the Federal Reserve, the spread between one- and three-month LIBOR inverted.

•
Over the course of 2019, interest rates declined across the U.S. Treasury yield curve, with the two-year U.S. Treasury yield decreasing 92 basis points to finish the year at 1.57%, and the ten-year U.S. Treasury yield declining 76 basis points to 1.92%. During one week in the third quarter, the spread between the two-year U.S. Treasury yield and ten-year U.S. Treasury yield inverted, which had not happened since June 2007. As of the end of the third quarter, the entire two-month through five-year segment of the U.S. Treasury yield curve was inverted. During the fourth quarter, the yield curve normalized, and the spread between the two-year and ten-year U.S. Treasury yields was 35 basis points at year end, its steepest level in more than 18 months.

•
Mortgage rates declined sharply during the first eight months of the year, before increasing moderately going into year end. The Freddie Mac survey 30-year mortgage rate declined 106 basis points between December 31, 2018 and September 5, 2019, before increasing 25 basis points to end the year at 3.74%. With falling mortgage rates, Agency RMBS prepayment rates surged, increasing from 6.6% in January to 21.2% in October, before retracing to 17.0% in December.

•
U.S. real GDP increased at an estimated annualized rate of 3.1% in the first quarter, 2.0% in the second quarter, 2.1% in the third quarter, and 2.1% in the fourth quarter. Total unemployment declined throughout the year, falling to 3.5% as of year-end 2019, as compared to 3.9% as of year-end 2018.

•
Each of the Bloomberg Barclays US MBS Index ("BB MBS Index"), Bloomberg Barclays US Corporate Bond Index ("BB IG Index"), and Bloomberg Barclays US Corporate High Yield Bond Index ("BB HY Index") generated positive returns for each quarter of 2019; and for the full year, each generated excess returns (on a duration-adjusted basis) over the Bloomberg Barclays US Treasury Index ("BB UST Index"). During 2019, the BB MBS Index generated a positive return of 6.35% and an excess return of 0.61%; the BB IG Index generated a positive return of 14.5% and an excess return of 6.76%; and the BB HY Index generated a positive return of 14.3% and an excess return of 9.3%.

Changing market sentiment around central bank policies, trade negotiations, global growth prospects, and geopolitical tensions drove market fluctuations during 2019, but over the course of the year most asset classes performed well, as interest rates ratcheted tighter and the yield curve remained flat, and at times, inverted.
During the first quarter of the year, the market weakness of December 2018 reversed course, and most fixed income and equity assets performed well. Dovish messaging from the Federal Reserve soothed the stock and bond markets and sparked a market rally; domestic equity indexes rose, yield spreads on most credit assets and many Agency assets tightened, and market volatility declined. Interest rates were range-bound for the first two months of the year before dropping considerably in March. At March 31, 2019 the yield on the ten-year U.S. Treasury note had declined to 2.41%, down 83 basis points from early November 2018. Meanwhile, the yield curve continued to flatten, with a portion of the curve even inverting for a week in March, again stoking fears of a full yield curve inversion, and whether that might signal a looming recession. The Federal Reserve appeared to end its rate hiking cycle and also announced a slowdown of its balance sheet runoff in March; in Europe, the European Central Bank ("ECB") introduced new stimulus measures in response to slowing growth, including a recession in Italy.
Moving into the second quarter, volatility remained low, and equities and many credit assets continued to perform well in April. Meanwhile, declining interest rates continued to drive increases in actual and projected prepayments, which in turn led to modest widening of Agency RMBS yield spreads and increases in pay-ups on specified pools, trends that would continue through most of 2019. Volatility returned to the markets in May, however, as global trade tensions escalated. By the end of May, the Merrill Lynch Option Volatility Estimate Index, or "MOVE Index," which had just reached an all-time low in March, spiked to its highest level in more than two years. Meanwhile, domestic equities sold off, yield spreads on most fixed income assets widened, and interest rates plummeted. Over the course of the month, the S&P 500 declined 6% while the yield on the ten-year U.S. Treasury fell 38 basis points. Both the BB IG Index and BB HY Index underperformed relative to the BB UST Index, while the BB MBS Index had its worst performance relative to U.S. Treasuries since November 2016. In June, interest rate futures markets implied a near-certain probability of a rate cut in July, which spurred a broad rally across most asset classes. Long-term U.S. Treasury yields continued their precipitous decline, with the ten-year yield dropping below 2% for the first time since November 2016. In Europe, the ECB signaled that it was ready to launch another round of stimulus, and the total amount of negative-yielding sovereign bonds reached $13 trillion globally.
In July, the market was optimistic about U.S./China trade negotiations, and anticipating an interest rate cut by the Federal Reserve, domestic equities hit record highs. On July 31, the Federal Reserve indeed cut short term rates by 25 basis points, and announced an end to its U.S. Treasury security portfolio runoff two months early. Sentiment flipped in August, however, and significant market volatility returned, as messaging from the Federal Reserve shifted hawkish, concerns over global growth intensified, and U.S. trade negotiations with China grew tense following China's devaluation of its currency. During the month, the MOVE Index hit a 3.5-year high, and the VIX volatility index spiked to its highest level since the beginning of the year. Meanwhile, domestic equities fell, interest rates plummeted, various parts of the yield curve inverted, and yield spreads on many fixed income assets fluctuated. Over the course of the month, the S&P 500 declined by 1.8% while the yield on the ten-year U.S. Treasury fell by 52 basis points, finishing the month below the yield on the two-year U.S. Treasury.
The Federal Reserve responded to the increased volatility by pledging more monetary stimulus should the global slowdown damage the U.S. economy, while several central banks around the globe also responded by cutting interest rates. Moving into September, volatility subsided; the VIX and MOVE indexes declined, domestic equities recovered, and U.S. Treasury yields rose. The ECB cut its short-term rate in September, its first cut since 2016, and announced a quantitative easing program. Later in the month, the Federal Reserve cut its short term rate again, though the decision was not unanimous, clouding the outlook for future reductions. Domestic equity indexes posted positive returns for the month, and medium-term and long-term U.S. Treasury yields rose.
Markets remained steady in the fourth quarter. Trade concerns eased with the announcement that the U.S. and China had reached agreement on "Phase One" of a trade deal in principle, and with the signing of the U.S.–Mexico–Canada Agreement. Meanwhile, accommodative monetary policy continued globally with a third rate cut from the Federal Reserve, the ECB restarting asset purchases, and additional policy support in China. Domestic equity indexes set new record highs and volatility was low as the VIX hit its low point for the year in November, and the ten-year traded in a 41-basis point range for the quarter, as compared to a range of 133 basis points during the year's first three quarters. Interest rates drifted up modestly, slowing prepayments in November and December and supporting agency yield spreads, and the yield curve steepened moderately going into year end.
Over the course of 2019, market optimism over global stimulus, including three interest rate cuts by the Federal Reserve, and progress on trade negotiations seemed to prevail over various macroeconomic concerns including slowing global growth, the Federal Reserve signaling an end to interest rate cuts, geopolitical tensions, and an upcoming U.S. presidential election. Coming off of a weak December in 2018, virtually all investment classes performed well over 2019. Domestic equities had one of the best years of the decade, with the NASDAQ up 35%, the S&P up 29%, and the Dow Jones Industrial Average up 22%. The BB IG Index and BB HY Index each generated returns over 14% and significant excess returns to the BB UST Index. Safer assets rallied as well, with the BB MBS Index generating positive absolute and excess returns to the BB UST Index, despite falling mortgage rates and significant increases in prepayments; gold prices appreciating 18%; and the yield on the ten-year U.S. Treasury note reaching a 3-year low in September, before finishing the year below 2%.
Portfolio Overview and Outlook
As of December 31, 2019, our mortgage-backed securities portfolio consisted of $1.241 billion of fixed-rate Agency "specified pools," $33.3 million of Agency RMBS backed by adjustable rate mortgages, or "Agency ARMs," $99.9 million of Agency reverse mortgage pools, $18.2 million of Agency interest only securities, or "Agency IOs," and $8.9 million of non-Agency RMBS. Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and mortgages with various other characteristics.
Our overall RMBS portfolio decreased by 9% to $1.402 billion as of December 31, 2019, as compared to $1.540 billion as of December 31, 2018. Our overall debt-to-equity ratio, adjusted for unsettled purchases and sales, decreased to 8.1:1 as of December 31, 2019 from 9.2:1 as of December 31, 2018. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
Despite fluctuations in interest rates and yield spreads, increasing prepayment rates, and at times an inverted yield curve, our Agency RMBS portfolio had excellent performance in 2019. Pay-ups on our specified pools steadily increased during the year, and along with declining interest rates, helped generate net realized and unrealized gains on our portfolio. Pay-ups are price premiums for specified pools relative to their TBA counterparts, and reflect the prepayment protection that specified pools provide. TBAs are forward-settling Agency RMBS where the mortgage pass-through certificates to be delivered are "To-Be-Announced." The decline in mortgage rates and associated increase in actual and projected prepayments during the year drove the expansion of pay-ups. Average pay-ups on our specified pools increased to 2.05% as of December 31, 2019, as compared to 1.86% as of September 30, 2019, 1.56% as of June 30, 2019, 0.99% as of March 31, 2019, and 0.58% as of December 31, 2018.

At different points in 2019, in response to market opportunities, we either increased or decreased our net mortgage assets-to-equity ratio—which we define as the net aggregate market value of our mortgage-backed securities (including the underlying market values of our long and short TBA positions) divided by total shareholders' equity—by varying the sizes of our net short TBA position and/or our long RMBS portfolio. The following table summarizes our net mortgage assets-to-equity ratio and provides additional details, for each of the following period ends, to illustrate these fluctuations.

	Notional Amount of Long TBAs	Notional Amount of Short TBAs	Fair Value of Mortgage-backed Securities	Net Short TBA Underlying Market Value(1)	Net Mortgage Assets-to-Equity Ratio
($ In thousands)
December 31, 2019	$70,447	$(246,955)	$1,401,778	$(183,369)	7.6:1
September 30, 2019	106,465	(301,223)	1,394,568	(202,014)	7.7:1
June 30, 2019	259,155	(332,583)	1,459,452	(74,780)	9.0:1
March 31, 2019	216,234	(367,422)	1,492,261	(152,342)	8.5:1
December 31, 2018	95,054	(289,012)	1,540,296	(197,213)	8.7:1

(1)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.
During the year we continued to hedge interest rate risk, primarily through the use of interest rate swaps, short positions in TBAs, U.S. Treasury securities, and futures. The decline in interest rates during the year generated net realized and unrealized losses on our interest rate hedges.
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
Our non-Agency RMBS performed well during the year, driven by strong net interest income and net realized and unrealized gains. Fundamentals underlying non-Agency RMBS remain strong, led by a stable housing market. Our total investment in non-Agency RMBS was $8.9 million and $11.2 million as of December 31, 2019 and 2018, respectively. To the extent that more attractive entry points develop in non-Agency RMBS, we may increase our capital allocation to this sector.
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended December 31, 2019, September 30, 2019, June 30, 2019, March 31, 2019, and December 31, 2018.

	Three-Month Period Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Three-Month Constant Prepayment Rates	14.9%	14.5%	9.6%	6.0%	6.6%

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of December 31, 2019 and 2018.

		December 31, 2019			December 31, 2018
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	2.50	$4,900	$4,953	64	$—	$—	—
	3.00	33,474	34,537	62	6,905	6,905	47
	3.50	110,637	115,902	31	106,128	107,564	22
	4.00	23,480	24,944	28	22,504	23,062	16
	4.50	859	895	123	—	—	—
Total 15-year fixed-rate mortgages		173,350	181,231	38	135,537	137,531	22
20-year fixed-rate mortgages:
	4.00	—	—	—	7,267	7,505	42
	5.00	1,276	1,385	16	—	—	—
Total 20-year fixed-rate mortgages		1,276	1,385	16	7,267	7,505	42
30-year fixed-rate mortgages:
	3.00	34,052	34,858	42	25,703	25,158	38
	3.03	312	323	90	440	433	78
	3.25	849	884	36	976	984	24
	3.28	101	104	90	222	217	78
	3.50	213,367	224,427	45	241,264	242,232	33
	3.75	3,054	3,179	29	3,251	3,289	17
	4.00	335,843	356,323	36	435,855	446,919	26
	4.50	230,635	246,829	32	329,446	342,813	19
	5.00	124,558	134,235	27	111,267	117,328	20
	5.50	45,374	48,674	19	68,454	72,477	8
	6.00	8,306	9,042	15	20,169	21,664	4
Total 30-year fixed-rate mortgages		996,451	1,058,878	35	1,237,047	1,273,514	24
Total fixed-rate Agency RMBS		$1,171,077	$1,241,494	35	$1,379,851	$1,418,550	24
Prices on our Agency RMBS portfolio generally rose during the year ended December 31, 2019 and we had total net realized and unrealized gains on our Agency RMBS of $51.9 million, or $4.16 per share. Our Agency RMBS portfolio turnover was 52% for the year.
During the year ended December 31, 2019, we continued to hedge interest rate risk, primarily through the use of interest rate swaps and short positions in TBAs, U.S. Treasury securities, and futures. For the year, we had total net realized and unrealized losses of $(33.0) million, or $(2.65) per share, on our interest rate hedging portfolio, as interest rates declined. In our hedging portfolio, the relative proportion, based on 10-year equivalents, of net short positions in TBAs decreased year over year relative to our other interest rate hedges. 10-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates. The relative makeup of our interest rate hedging portfolio can change materially from period to period.

After giving effect to aggregate dividends during the year of $1.18 per share, our book value per share increased to $12.91 as of December 31, 2019, from $12.30 as of December 31, 2018, and we had an economic return of 14.6% for the year ended December 31, 2019. Economic return is computed by adding back dividends declared to ending book value per share, and comparing that amount to book value per share as of the beginning of the quarter.
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. As of December 31, 2019 and 2018, our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 5.3% and 2.7%, respectively. Excluding TBA positions used to hedge our specified pool holdings, our Agency premium as a percentage of fair value was approximately 5.8% and 2.9% as of December 31, 2019 and 2018, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
We believe that our adaptive and active style of portfolio management is well suited to the current MBS market environment, which continues to be shaped by interest rate risk, prepayment risk, shifting central bank and government policies, regulatory changes, and developing technologies.
Financing
As of December 31, 2019, the weighted average borrowing rate on our repurchase agreements declined to 2.00% from 2.56% as of December 31, 2018. For the year ended December 31, 2019, however, our average borrowing cost on repo increased to 2.52% as compared to 2.06% for the year ended December 31, 2018.
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
Our debt-to-equity ratio was 8.1:1 as of December 31, 2019, as compared to 9.6:1 as of December 31, 2018. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 8.1:1 as of December 31, 2019, as compared to 9.2:1 as of December 31, 2018. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
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

Financial Condition
Investment portfolio
The following tables summarize our securities portfolio as of December 31, 2019 and 2018:

	December 31, 2019					December 31, 2018
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed-rate mortgages	$173,350	$181,231	$104.55	$176,848	$102.02	$135,537	$137,531	$101.47	$138,844	$102.44
20-year fixed-rate mortgages	1,276	1,385	108.54	1,356	106.27	7,267	7,505	103.28	7,842	107.91
30-year fixed-rate mortgages	996,451	1,058,878	106.26	1,041,550	104.53	1,237,047	1,273,514	102.95	1,294,517	104.65
ARMs	32,122	33,255	103.53	33,049	102.89	17,752	18,243	102.77	18,969	106.86
Reverse mortgages	91,560	99,934	109.15	98,407	107.48	70,991	75,904	106.92	77,322	108.92
Total Agency RMBS	1,294,759	1,374,683	106.17	1,351,210	104.36	1,468,594	1,512,697	103.00	1,537,494	104.69
Non-Agency RMBS	10,947	8,851	80.85	6,924	63.25	13,755	11,233	81.66	9,431	68.56
Total RMBS(2)	1,305,706	1,383,534	105.96	1,358,134	104.02	1,482,349	1,523,930	102.81	1,546,925	104.36
Agency IOs	n/a	18,244	n/a	17,795	n/a	n/a	16,366	n/a	16,740	n/a
Total mortgage-backed securities		1,401,778		1,375,929			1,540,296		1,563,665
U.S. Treasury securities sold short	(2,100)	(2,070)	98.57	(2,070)	98.57	(360)	(374)	103.89	(362)	100.56
Reverse repurchase agreements	2,084	2,084	100.00	2,084	100.00	379	379	100.00	379	100.00
Total		$1,401,792		$1,375,943			$1,540,301		$1,563,682

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Excludes Agency IOs.
The vast majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency collateralized mortgage obligations, or "CMOs." As of both December 31, 2019 and 2018, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
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

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of December 31, 2019 and 2018:

(In thousands)	December 31, 2019	December 31, 2018
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$48	$794
TBA securities sale contracts	74	—
Fixed payer interest rate swaps	3,543	10,201
Fixed receiver interest rate swaps	81	844
Futures	434	—
Total financial derivatives–assets, at fair value	4,180	11,839
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(71)	—
TBA securities sale contracts	(233)	(2,536)
Fixed payer interest rate swaps	(1,632)	(6,190)
Fixed receiver interest rate swaps	(15)	(3)
Futures	(96)	(7,830)
Total financial derivatives–liabilities, at fair value	(2,047)	(16,559)
Total	$2,133	$(4,720)
Pursuant to our hedging program, we engage in a variety of interest rate hedging activities that are designed to reduce the interest rate risk with respect to the liabilities incurred to acquire or hold RMBS. These interest rate hedges generally seek to reduce the interest rate sensitivity of our liabilities or, in other words, reduce the volatility of our financing cost over time attributable to interest rate changes. Our interest rate hedging transactions may include:

•	Interest rate swaps (a contract exchanging a variable rate for a fixed rate, or vice versa);

•	Interest rate swaptions (options to enter into interest rate swaps at a future date);

•	TBA forward contracts on Agency pass-through certificates;

•	Short sales of U.S. Treasury securities;

•	Eurodollar and U.S. Treasury futures; and

•	Other derivatives.
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
In the case of interest rate swaps, most of our agreements are structured such that we receive payments based on a variable interest rate and make payments based on a fixed interest rate. The variable interest rate on which payments are received is generally calculated based on various reset mechanisms for LIBOR. To the extent that our future repo borrowing costs continue to be highly correlated with LIBOR, our LIBOR-based interest rate swap agreements help to reduce the variability of our overall repo borrowing costs, thus reducing risk to the extent we hold fixed-rate assets that are financed with repo borrowings. While for the time being we are continuing to enter into LIBOR-based interest rate swap agreements, we are currently considering entering into SOFR-based interest rate swap agreements as well.
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

As of December 31, 2019, as part of our interest rate hedging program, we also held short positions in U.S. Treasury securities, with a total principal amount of $2.1 million and a fair value of $2.1 million. As of December 31, 2018, we also held short positions in U.S. Treasury securities, with a total principal amount of $0.4 million and a fair value of $0.4 million.
The composition and relative mix of our hedging instruments may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of December 31, 2019 and 2018. We had no other borrowings outstanding.

	December 31, 2019			December 31, 2018
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$513,092	2.10%	15	$512,505	2.45%	16
31-60 days	549,541	1.91	45	594,199	2.56	46
61-90 days	233,639	1.97	74	359,861	2.71	75
91-120 days	—	—	—	—	—	—
121-150 days	—	—	—	—	—	—
151-180 days	—	—	—	14,996	2.72	177
Total	$1,296,272	2.00%	39	$1,481,561	2.56%	44
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of December 31, 2019 and 2018, our total debt-to-equity ratio was 8.1:1 and 9.6:1, respectively. Collateral transferred with respect to our outstanding repo borrowings as of December 31, 2019 and 2018 had an aggregate fair value of $1.3 billion and $1.6 billion, respectively. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 8.1:1 and 9.2:1 as of December 31, 2019 and 2018, respectively. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets conditions, and the timing of security purchase and sale transactions.
Shareholders' Equity
As of December 31, 2019, our shareholders' equity increased to $160.8 million from $153.8 million as of December 31, 2018. This increase principally consisted of net income of $22.3 million, partially offset by dividends declared of $(14.7) million, and common shares repurchased of $(0.7) million. As of December 31, 2019, our book value per share was $12.91, as compared to $12.30 as of December 31, 2018.

Results of Operations for the Years Ended December 31, 2019 and 2018
The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(In thousands except for per share amounts)	2019	2018
Interest Income (Expense)
Interest income	$43,846	$54,553
Interest expense	(35,276)	(32,519)
Net interest income	8,570	22,034
Expenses
Management fees to affiliate	2,365	2,547
Other operating expenses	2,923	2,961
Total expenses	5,288	5,508
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	51,511	(35,768)
Net realized and change in net unrealized gains (losses) on financial derivatives	(32,537)	7,947
Total Other Income (Loss)	18,974	(27,821)
Net Income (Loss)	$22,256	$(11,295)
Net Income (Loss) Per Common Share	$1.79	$(0.88)
Core Earnings
Core Earnings consists of net income (loss), excluding realized and change in net unrealized gains and (losses) on securities and financial derivatives, and excluding, if applicable, any non-recurring items of income or loss. Core Earnings also excludes the effect of the Catch-up Premium Amortization Adjustment on interest income. The Catch-up Premium Amortization Adjustment is a quarterly adjustment to premium amortization triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). The adjustment is calculated as of the beginning of each quarter based on our then-current assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter. Core Earnings includes net realized and change in net unrealized gains (losses) associated with periodic settlements on interest rate swaps.
Core Earnings is a supplemental non-GAAP financial measure. We believe that Core Earnings provides information useful to investors because it is a metric that we use to assess our performance and to evaluate the effective net yield provided by the portfolio. Moreover, one of our objectives is to generate income from the net interest margin on the portfolio, and Core Earnings is used to help measure the extent to which this objective is being achieved. In addition, we believe that presenting Core Earnings enables our investors to measure, evaluate and compare our operating performance to that of our peer companies. However, because Core Earnings is an incomplete measure of our financial results and differs from net income (loss) computed in accordance with GAAP, it should be considered as supplementary to, and not as a substitute for, net income (loss) computed in accordance with GAAP.
In previous periods, we presented two related supplemental non-GAAP financial measures, which we referred to as "Core Earnings" and "Adjusted Core Earnings." Subsequent to September 30, 2019, we modified our definition of Core Earnings to exclude the effect of the Catch-up Premium Amortization Adjustment. This new definition of Core Earnings now matches the definition of what we previously presented as Adjusted Core Earnings, and so we will no longer present a supplemental non-GAAP financial measure called "Adjusted Core Earnings." As a result, when comparing Core Earnings for periods ending on or after December 31, 2019 against periods ending on or before September 30, 2019, "Core Earnings" as presented in those later periods should be compared against "Adjusted Core Earnings" as presented in those earlier periods. These changes are intended to help investors focus on what we believe is the more useful supplemental non-GAAP financial measure when measuring and evaluating our operating performance, and when comparing our operating performance to that of our peer companies. Similarly, net interest margin for the year ended December 31, 2019 (and future periods) should be compared against adjusted net interest margin as presented in earlier periods.

The following table reconciles, for the years ended December 31, 2019 and 2018, Core Earnings (based on the newly modified definition of "Core Earnings" described above) to the line on the Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable GAAP measure:

	Year Ended December 31,
(In thousands except for share amounts)	2019	2018 (1)
Net Income (Loss)	$22,256	$(11,295)
Adjustments:
Net realized (gains) losses on securities	(2,280)	23,377
Change in net unrealized (gains) losses on securities	(49,231)	12,391
Net realized (gains) losses on financial derivatives	38,975	(19,378)
Change in net unrealized (gains) losses on financial derivatives	(6,438)	11,431
Net realized gains (losses) on periodic settlements of interest rate swaps	1,262	1,037
Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	850	(432)
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	5,903	38
Subtotal	(10,959)	28,464
Core Earnings	$11,297	$17,169
Weighted Average Shares Outstanding	12,461,054	12,811,366
Core Earnings Per Share	$0.91	$1.34

(1)	Conformed to current period presentation.
Net Income (Loss)
Net income (loss) for the year ended December 31, 2019 was $22.3 million, as compared to $(11.3) million for the year ended December 31, 2018. The year-over-year reversal in net income (loss) was primarily due to a reversal from Total Other (Loss) for the year ended December 31, 2018, to Total Other Income for the year ended December 31, 2019, partially offset by a decline in net interest income.
Interest Income
Our portfolio as of both December 31, 2019 and 2018 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $42.4 million and $53.4 million in interest income on these securities for the years ended December 31, 2019 and 2018, respectively. The year-over-year decrease in interest income primarily resulted from lower average holdings on our Agency RMBS portfolio, combined with a larger negative Catch-up Premium Amortization Adjustment, both of which decreased interest income. The Catch-up Premium Amortization Adjustment causes variability in our interest income and portfolio yields. For the years ended December 31, 2019 and 2018, we had a negative Catch-up Premium Amortization Adjustment of approximately $(5.9) million and $(38) thousand, respectively, which decreased interest income. Excluding the Catch-up Premium Amortization Adjustments, the weighted average yield of our overall portfolio was 3.29% and 3.30% for the years ended December 31, 2019 and 2018, respectively.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the years ended December 31, 2019 and 2018:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Year ended December 31, 2019	$41,487	$1,461,487	2.84%	$892	$7,763	11.49%	$42,379	$1,469,250	2.88%
Year ended December 31, 2018	$52,123	$1,608,210	3.24%	$1,261	$8,980	14.04%	$53,384	$1,617,190	3.30%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.

Interest Expense
For the years ended December 31, 2019 and 2018, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the year ended December 31, 2019 was $35.3 million, of which $34.6 million represented interest expense on our repo borrowings and $0.6 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the year ended December 31, 2018 was $32.5 million, of which $31.3 million represented interest expense on our repo borrowings and $1.2 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The year-over-year increase in our total interest expense resulted mainly from higher rates on our repo borrowings stemming from the increase in short-term interest rates and wider spreads, partially offset by lower average outstanding borrowings. Our average outstanding repo borrowings for the year ended December 31, 2019 was $1.38 billion, and we had an average cost of funds on repo borrowings of 2.52%. Our average outstanding repo borrowings for the year ended December 31, 2018 was $1.52 billion, and we had an average cost of funds on repo borrowings of 2.06%.
The following table shows information related to our average cost of funds(1) for the years ended December 31, 2019 and 2018.

	Repurchase Agreements			Interest Rate Swaps(2)		Short U.S. Treasury Securities(2)		Total(2)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Average Cost of Funds	Interest expense	Average Cost of Funds	Interest and net periodic expense paid or payable	Average Cost of Funds
(In thousands)
Year ended December 31, 2019	$1,376,089	$34,640	2.52%	$(2,103)	(0.15)%	$621	0.04%	$33,158	2.41%
Year ended December 31, 2018	$1,520,354	$31,291	2.06%	$(580)	(0.04)%	$1,170	0.08%	$31,881	2.10%

(1)	This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.

(2)
As an alternative cost of funds measure, we add to our repo borrowing cost the net periodic amounts paid or payable by us on our interest rate swaps and the interest expense we incur on our short positions in U.S. Treasury securities, and express the total as a percentage of our average outstanding repurchase agreement borrowings.

For the years ended December 31, 2019 and 2018, average one-month LIBOR was 2.22% and 2.02%, respectively. For the years ended December 31, 2019 and 2018, average six-month LIBOR was 2.32% and 2.49%, respectively. For the year ended December 31, 2019, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 3.29%, while our total average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 2.41%, resulting in a net interest margin of 0.88%. By comparison, for the year ended December 31, 2018, the weighted average yield of our Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 3.30%, while our average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 2.10%, resulting in a net interest margin of 1.20%.
Management Fees
For years ended December 31, 2019 and 2018, our management fee expense was approximately $2.4 million and $2.5 million, respectively. The decrease in management fee was primarily due to a smaller capital base year over year. Management fees are calculated based on our shareholders' equity at the end of each quarter.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. For the years ended December 31, 2019 and 2018, our other operating expenses were approximately $2.9 million and $3.0 million, respectively.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the year ended December 31, 2019, Other income (loss) was $19.0 million, consisting of net realized and change in net unrealized gains of $51.5 million on our securities, primarily our Agency RMBS, partially offset by net realized and change in net unrealized losses of $(32.5) million on our financial derivatives. The increase in prices on our Agency RMBS holdings, primarily as a result of the decrease in interest rates during the year ended December 31, 2019, led to significant gains on our securities portfolio. The decrease in interest rates also led to losses on our interest rate hedges, including net realized and unrealized losses of $(21.5) million on our interest rate swaps, $(5.8) million on our futures, and $(5.1) million on our TBAs. For the year ended December 31, 2019, as measured by sales and excluding paydowns, we turned over approximately 52% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized gains of $2.8 million on our Agency RMBS portfolio.
Other income (loss) for the year ended December 31, 2018 was $(27.8) million and consisted of net realized and change in net unrealized losses of $(35.8) million on our securities, primarily our Agency RMBS, partially offset by net realized and change in net unrealized gains of $7.9 million on our financial derivatives. During the year ended December 31, 2018, the increase in interest rates and overall decline in RMBS prices led to significant realized and unrealized losses on our securities portfolio, as well as significant realized and unrealized net gains on our interest rate hedges. The net realized and unrealized losses on securities primarily consisted of $(40.2) million of net losses on our Agency RMBS, partially offset by net gains of $4.0 million on our net short U.S. Treasury securities; while the net realized and unrealized gains on our financial derivatives primarily included net gains of $14.4 million from our net TBA short positions and interest rate swaps, partially offset by net losses on our futures of $(6.3) million. For the year ended December 31, 2018, as measured by sales and excluding paydowns, we turned over approximately 72% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized losses of $(29.3) million on our Agency RMBS portfolio.
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
As of December 31, 2019 and 2018, we had $1.3 billion and $1.5 billion outstanding under our repurchase agreements, respectively. As of December 31, 2019, our outstanding repurchase agreements were with 15 counterparties.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of December 31, 2019 and 2018, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 4.9% and 5.1%, respectively.

The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
December 31, 2019	$1,296,272	$1,301,270	$1,319,839
September 30, 2019	1,337,984	1,369,722	1,374,080
June 30, 2019	1,442,043	1,412,434	1,442,043
March 31, 2019	1,427,147	1,422,333	1,427,147
December 31, 2018	1,481,561	1,456,905	1,481,561
September 30, 2018	1,500,632	1,506,855	1,515,617
June 30, 2018	1,537,216	1,530,734	1,537,216
March 31, 2018	1,589,319	1,588,515	1,590,790
December 31, 2017	1,597,206	1,614,096	1,643,683
September 30, 2017	1,642,313	1,633,746	1,650,729
June 30, 2017(1)	1,628,450	1,339,806	1,628,450
March 31, 2017	1,178,285	1,194,321	1,199,860

(1)
For the quarter ended June 30, 2017, the significant increase between average borrowings outstanding and total borrowings as of June 30, 2017 was the result of our deployment of the proceeds from our follow-on offering of common shares during the quarter. Based on our higher equity base, we increased our repo borrowings so as to maintain our desired debt-to-equity ratio.

As of December 31, 2019, we had an aggregate amount at risk under our repurchase agreements with 15 counterparties of $62.9 million. As of December 31, 2018, we had an aggregate amount at risk under our repurchase agreements with 12 counterparties of $89.6 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. If the amounts outstanding under repurchase agreements with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk under our repurchase agreements as of December 31, 2019 and 2018 does not include $0.9 million and $0.2 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
Our derivatives are predominantly subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the "Dodd-Frank Act." We may be required to deliver or receive cash or securities as collateral upon entering into derivative transactions. Changes in the relative value of derivative transactions may require us or the counterparty to post or receive additional collateral. Entering into derivative contracts involves market risk in excess of amounts recorded on our balance sheet. In the case of cleared derivatives, the clearinghouse becomes our counterparty and the future commission merchant acts as an intermediary between us and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral.
As of December 31, 2019, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with two counterparties of approximately $10.4 million. We also had $9.0 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2018, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with three counterparties of approximately $11.6 million. We also had $9.8 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of December 31, 2019, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with five counterparties of approximately $1.2 million. As of December 31, 2018, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with eight counterparties of approximately $2.5 million.

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
We held cash and cash equivalents of approximately $35.4 million and $18.6 million as of December 31, 2019 and 2018, respectively.
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
Year Ended December 31, 2019

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.34	$4,239	March 4, 2019	March 29, 2019	April 25, 2019
Second Quarter	0.28	3,491	June 11, 2019	June 28, 2019	July 25, 2019
Third Quarter	0.28	3,485	September 11, 2019	September 30, 2019	October 25, 2019
Fourth Quarter	0.28	3,488	December 13, 2019	December 31, 2019	January 27, 2020
Year Ended December 31, 2018

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.37	$4,746	March 7, 2018	March 29, 2018	April 25, 2018
Second Quarter	0.37	4,704	June 13, 2018	June 29, 2018	July 25, 2018
Third Quarter	0.37	4,700	September 12, 2018	September 28, 2018	October 25, 2018
Fourth Quarter	0.34	4,252	December 11, 2018	December 31, 2018	January 25, 2019
For the year ended December 31, 2019, our operating activities provided net cash of $17.5 million and our investing activities provided net cash of $221.9 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) used net cash of $206.4 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $33.0 million. We used $15.5 million to pay dividends and $0.7 million to repurchase common shares. As a result of these activities, there was an increase in our cash holdings of $16.8 million, from $18.6 million as of December 31, 2018 to $35.4 million as of December 31, 2019.
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
On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. During the year ended December 31, 2019, we repurchased 73,816 common shares at an average price per share of $10.12 and a total cost of $0.7 million. Under the current repurchase program adopted on June 13, 2018, we have repurchased 298,029 common shares through March 6, 2020 at an average price per share of $10.46 and an aggregate cost of $3.1 million, and have authorization to repurchase an additional 901,971 common shares.

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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both December 31, 2019 and 2018, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of December 31, 2019, we had $1.3 billion of outstanding borrowings with 15 counterparties.
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of December 31, 2019, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, excluding TBAs	$11,112	6.91%	$17,486	10.87%	$(15,847)	(9.85)%	$(36,427)	(22.65)%
TBAs	(1,039)	(0.65)%	(766)	(0.48)%	2,351	1.46%	6,013	3.74%
Non-Agency RMBS	192	0.12%	388	0.24%	(189)	(0.12)%	(375)	(0.23)%
U.S. Treasury Securities, Interest Rate Swaps, and Futures	(11,383)	(7.07)%	(23,173)	(14.40)%	10,975	6.82%	21,542	13.39%
Repurchase and Reverse Repurchase Agreements	(691)	(0.43)%	(1,381)	(0.86)%	691	0.43%	1,381	0.86%
Total	$(1,809)	(1.12)%	$(7,446)	(4.63)%	$(2,019)	(1.26)%	$(7,866)	(4.89)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our December 31, 2019 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Business—Special Note Regarding Forward-Looking Statements."
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Ellington Residential Mortgage REIT
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ellington Residential Mortgage REIT and its subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, of shareholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 12, 2020
We have served as the Company's auditor since 2012.

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET

	December 31, 2019	December 31, 2018
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$35,351	$18,585
Mortgage-backed securities, at fair value	1,401,778	1,540,296
Due from brokers	34,596	24,051
Financial derivatives–assets, at fair value	4,180	11,839
Reverse repurchase agreements	2,084	379
Receivable for securities sold	5,500	74,197
Interest receivable	5,016	5,607
Other assets	604	612
Total Assets	$1,489,109	$1,675,566
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,296,272	$1,481,561
Payable for securities purchased	19,433	11,275
Due to brokers	33	1,325
Financial derivatives–liabilities, at fair value	2,047	16,559
U.S. Treasury securities sold short, at fair value	2,070	374
Dividend payable	3,488	4,252
Accrued expenses	588	838
Management fee payable to affiliate	605	579
Interest payable	3,729	4,981
Total Liabilities	1,328,265	1,521,744
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (12,455,758 and 12,507,213 shares issued and outstanding, respectively)	124	125
Additional paid-in-capital	230,358	230,888
Accumulated deficit	(69,638)	(77,191)
Total Shareholders' Equity	160,844	153,822
Total Liabilities and Shareholders' Equity	$1,489,109	$1,675,566

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2019	2018
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$43,846	$54,553
Interest expense	(35,276)	(32,519)
Total net interest income	8,570	22,034
EXPENSES
Management fees to affiliate	2,365	2,547
Professional fees	815	831
Compensation expense	508	591
Insurance expense	295	296
Other operating expenses	1,305	1,243
Total expenses	5,288	5,508
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	2,280	(23,377)
Net realized gains (losses) on financial derivatives	(38,975)	19,378
Change in net unrealized gains (losses) on securities	49,231	(12,391)
Change in net unrealized gains (losses) on financial derivatives	6,438	(11,431)
Total other income (loss)	18,974	(27,821)
NET INCOME (LOSS)	$22,256	$(11,295)
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$1.79	$(0.88)

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2017	13,340,217	$134	—	$—	$240,062	$(47,493)	$192,703
Issuance of restricted shares	19,376	—	—	—	—		—
Share based compensation					203		203
Repurchase of common shares	(852,380)	(9)	—	—	(9,377)		(9,386)
Dividends declared(1)						(18,403)	(18,403)
Net income (loss)						(11,295)	(11,295)
BALANCE, December 31, 2018	12,507,213	$125	—	$—	$230,888	$(77,191)	$153,822
Issuance of restricted shares	22,361	—	—	—	—		—
Share based compensation					216		216
Repurchase of common shares	(73,816)	(1)			(746)		(747)
Dividends declared(1)						(14,703)	(14,703)
Net income (loss)						22,256	22,256
BALANCE, December 31, 2019	12,455,758	$124	—	$—	$230,358	$(69,638)	$160,844

(1)	For the years ended December 31, 2019 and 2018, dividends totaling $1.18 and $1.45, respectively, per common share outstanding, were declared.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2019	2018
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$22,256	$(11,295)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	(2,280)	23,377
Change in net unrealized (gains) losses on securities	(49,231)	12,391
Net realized (gains) losses on financial derivatives	38,975	(19,378)
Change in net unrealized (gains) losses on financial derivatives	(6,438)	11,431
Amortization of premiums and accretion of discounts, net	14,912	10,353
Share based compensation	216	203
(Increase) decrease in assets:
Interest receivable	591	177
Other assets	8	(37)
Increase (decrease) in liabilities:
Accrued expenses	(250)	110
Interest payable	(1,252)	1,663
Management fees payable to affiliate	26	(146)
Net cash provided by (used in) operating activities	17,533	28,849
Cash flows provided by (used in) investing activities:
Purchases of securities	(1,577,361)	(1,473,781)
Proceeds from sale of securities	1,619,619	1,351,935
Principal repayments of mortgage-backed securities	209,961	172,425
Proceeds from investments sold short	596,902	961,790
Repurchase of investments sold short	(595,453)	(1,038,847)
Proceeds from disposition of financial derivatives	13,147	37,540
Purchase of financial derivatives	(52,561)	(17,841)
Payments made on reverse repurchase agreements	(7,743,322)	(11,306,290)
Proceeds from reverse repurchase agreements	7,741,617	11,387,372
Due from brokers, net	9,488	(11,294)
Due to brokers, net	(182)	(176)
Net cash provided by (used in) investing activities	221,855	62,833

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2019	2018
Cash flows provided by (used in) financing activities:
Repurchase of common shares	(747)	(9,386)
Dividends paid	(15,467)	(19,086)
Borrowings under repurchase agreements	2,038,303	1,782,934
Repayments of repurchase agreements	(2,223,592)	(1,898,579)
Due from brokers, net	(20,193)	13,977
Due to brokers, net	(926)	926
Cash provided by (used in) financing activities	(222,622)	(129,214)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,766	(37,532)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,585	56,117
CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,351	$18,585
Supplemental disclosure of cash flow information:
Interest paid	$36,528	$30,856
Dividends payable	3,488	4,252

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
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
Ellington Residential Mortgage Management LLC, or the "Manager," serves as the Manager of the Company pursuant to the terms of the Fifth Amended and Restated Management Agreement, or the "Management Agreement." The Manager is an affiliate of Ellington Management Group, L.L.C., or "EMG," an investment management firm that is an SEC-registered investment adviser with a 25-year history of investing in a broad spectrum of mortgage-backed securities and related derivatives, with an emphasis on the residential mortgage-backed securities, or "RMBS," market. In accordance with the terms of the Management Agreement and the Services Agreement (as described in Note 9), the Manager is responsible for administering the Company's business activities and day-to-day operations, and performs certain services, subject to oversight by the Board of Trustees. See Note 9 for further information on the Management Agreement.
The Company acquires and manages RMBS, for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," and RMBS that do not carry such guarantees, or "non-Agency RMBS," such as RMBS backed by prime jumbo, Alternative A-paper, manufactured housing, and subprime residential mortgage loans. Agency RMBS include both Agency pools and Agency collateralized mortgage obligations, or "CMOs," and non-Agency RMBS primarily consist of non-Agency CMOs, both investment grade and non-investment grade. The Company may also acquire and manage CMBS, mortgage servicing rights, credit risk transfer securities, residential mortgage loans, and other mortgage- and real estate-related assets. The Company may also invest in other instruments including, but not limited to, forward-settling To-Be-Announced Agency pass-through certificates, or "TBAs," interest rate swaps and swaptions, U.S. Treasury securities, Eurodollar and U.S. Treasury futures, other financial derivatives, and cash equivalents. The Company's targeted investments may range from unrated first loss securities to AAA senior securities.
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or "the Code," and conducts its operations to qualify and be taxed as a REIT. As a REIT, the Company is required to distribute annually at least 90% of its taxable income. As long as the Company continues to qualify as a REIT, it will not be subject to U.S. federal corporate taxes on its taxable income to the extent that it distributes all of its annual taxable income to its shareholders within the time limits prescribed by the Code. It is the intention of the Company to distribute at least 100% of its taxable income, after application of available tax attributes, within the time limits prescribed by the Code, which may extend into the subsequent taxable year.
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP," and Regulation S-X. Entities in which the Company has a controlling financial interest, through ownership of the majority of the entities' voting equity interests, or through other contractual rights that give the Company control, are consolidated by the Company. All inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material.
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
The Company has chosen to make a fair value election pursuant to ASC 825-10, Financial Instruments, for its securities portfolio. Electing the fair value option, or "FVO," allows the Company to record changes in fair value in the Consolidated Statement of Operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner. As such, securities are recorded at fair value on the Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on the Consolidated Statement of Operations as a component of Change in net unrealized gains (losses) on securities.
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
(G) Financial Derivatives: The Company enters into various types of financial derivatives subject to its investment guidelines, which include restrictions associated with maintaining its qualification as a REIT. The Company's financial derivatives are predominantly subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Company may be required to deliver or may receive cash or securities as collateral upon entering into derivative transactions. In addition, changes in the relative value of financial derivative transactions may require the Company or the counterparty to post or receive additional collateral. In the case of cleared financial derivatives, the clearinghouse becomes the Company's counterparty and a futures commission merchant acts as intermediary between the Company and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral. Collateral received by the Company is reflected on the Consolidated Balance Sheet as "Due to Brokers." Conversely, collateral posted by the Company is reflected as "Due from Brokers" on the Consolidated Balance Sheet. The types of financial derivatives that have been utilized by the Company to date include interest rate swaps, TBAs, swaptions, and futures.
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
Options: The Company enters into swaption contracts. It may purchase or write put, call, straddle, or other similar options contracts. The Company enters into options contracts primarily to help mitigate interest rate risk. When the Company purchases an options contract, the option asset is initially recorded at an amount equal to the premium paid, if any, and is subsequently marked-to-market. Premiums paid for purchasing options contracts that expire unexercised are recognized on the expiration date as realized losses. If an options contract is exercised, the premium paid is subtracted from the proceeds of the sale or added to the cost of the purchase to determine whether the Company has realized a gain or loss on the related investment transaction. When the Company writes an options contract, the option liability is initially recorded at an amount equal to the premium received, if any, and is subsequently marked-to-market. Premiums received for writing options contracts that expire unexercised are recognized on the expiration date as realized gains. If an options contract is exercised, the premium received is subtracted from the cost of the purchase or added to the proceeds of the sale to determine whether the Company has realized a gain or loss on the related investment transaction. When the Company enters into a closing transaction, the Company will realize a gain or loss depending upon whether the amount from the closing transaction is greater or less than the premiums paid or received. In general, the Company's options contracts contain forward-settling premiums. In this case, no money is exchanged upfront; instead, the agreed-upon premium is paid by the buyer upon expiration of the options contract, regardless of whether or not the options contract is exercised. Unrealized gains or (losses) resulting from the options contract being marked-to-market are included in Change in net unrealized gains (losses) on financial derivatives in the Consolidated Statement of Operations. Realized gains or (losses) are included in Net realized gains (losses) on financial derivatives on the Consolidated Statement of Operations.
Futures Contracts: The Company enters into Eurodollar futures contracts and U.S. Treasury futures contracts. A futures contract is an exchange-traded agreement to buy or sell an asset for a set price on a future date. Initial margin deposits are made upon entering into futures contracts and can be either in the form of cash or securities. During the period the futures contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking-to-market to reflect the current market value of the contract. Unrealized gains or (losses) are included in Change in net unrealized gains (losses) on financial derivatives in the Consolidated Statement of Operations. Variation margin payments are made or received periodically, depending upon whether unrealized losses or gains are incurred. When the contract is closed, the Company records a realized gain or loss equal to the difference between the proceeds of the closing transaction and the Company's basis in the contract. Realized gains or (losses) are included in Net realized gains (losses) on financial derivatives on the Consolidated Statement of Operations.
Financial derivative assets are included in Financial derivatives–assets, at fair value on the Consolidated Balance Sheet while financial derivative liabilities are included in Financial derivatives–liabilities, at fair value on the Consolidated Balance Sheet. The Company has chosen to elect the FVO for its financial derivatives. Electing the FVO allows the Company to record changes in fair value in the Consolidated Statement of Operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner. Changes in unrealized gains and losses on financial derivatives are included in Change in net unrealized gains (losses) on financial derivatives, on the Consolidated Statement of Operations. Realized gains and losses on financial derivatives are included in Net realized gains (losses) on financial derivatives on the Consolidated Statement of Operations.
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
The Company has chosen to make the fair value election pursuant to ASC 825-10, Financial Instruments, for its securities sold short. Electing the FVO allows the Company to record changes in fair value in the Consolidated Statement of Operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner. As such, securities sold short are recorded at fair value on the Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on the Consolidated Statement of Operations as a component of Change in net unrealized gains (losses) on securities. A realized gain or loss will be recognized upon the termination of a short sale if the market price is less or greater than the original sale price. Such realized gain or loss is recorded on the Company's Consolidated Statement of Operations in Net realized gains (losses) on securities.

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
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at December 31, 2019 and 2018, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or government-sponsored enterprise, or "GSE." The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.
By RMBS Type
December 31, 2019:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Agency RMBS:
15-year fixed-rate mortgages	$173,350	$3,498	$176,848	$4,424	$(41)	$181,231	3.45%	2.89%	4.06
20-year fixed-rate mortgages	1,276	80	1,356	29	—	1,385	5.00%	3.34%	5.09
30-year fixed-rate mortgages	996,451	45,099	1,041,550	19,676	(2,348)	1,058,878	4.18%	3.12%	6.71
Adjustable rate mortgages	32,122	927	33,049	264	(58)	33,255	3.79%	2.41%	4.20
Reverse mortgages	91,560	6,847	98,407	1,549	(22)	99,934	4.53%	2.73%	5.66
Interest only securities	n/a	n/a	17,795	648	(199)	18,244	3.22%	9.11%	3.97
Total Agency RMBS	1,294,759	56,451	1,369,005	26,590	(2,668)	1,392,927	3.99%	3.12%	5.92
Non-Agency RMBS	10,947	(4,023)	6,924	1,928	(1)	8,851	3.73%	13.48%	5.93
Total RMBS	$1,305,706	$52,428	$1,375,929	$28,518	$(2,669)	$1,401,778	3.98%	3.17%	5.92

(1)	Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.

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

By Estimated Weighted Average Life
As of December 31, 2019:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$53,620	$52,683	4.72%	$3,695	$3,407	4.53%	$4,000	$3,823	5.35%
Greater than three years and less than seven years	793,820	778,950	4.18%	14,446	14,283	2.93%	784	307	3.88%
Greater than seven years and less than eleven years	496,334	488,956	3.92%	103	105	0.33%	4,067	2,794	2.29%
Greater than eleven years	30,909	30,621	3.97%	—	—	—%	—	—	—%
Total	$1,374,683	$1,351,210	4.10%	$18,244	$17,795	3.22%	$8,851	$6,924	3.73%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.

(2)	Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.
As of December 31, 2018:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$12,667	$12,796	4.69%	$1,129	$1,671	4.41%	$4,635	$3,975	4.96%
Greater than three years and less than seven years	394,733	399,895	4.26%	15,237	15,069	4.41%	2,500	2,366	5.89%
Greater than seven years and less than eleven years	1,086,032	1,105,538	4.14%	—	—	—%	4,098	3,090	2.99%
Greater than eleven years	19,265	19,265	4.10%	—	—	—%	—	—	—%
Total	$1,512,697	$1,537,494	4.17%	$16,366	$16,740	4.41%	$11,233	$9,431	4.38%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.

(2)	Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.

The following tables reflect the components of interest income on the Company's RMBS for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019			Year Ended December 31, 2018
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$61,197	$(19,710)	$41,487	$66,822	$(14,699)	$52,123
Non-Agency RMBS	425	467	892	815	446	1,261
Total	$61,622	$(19,243)	$42,379	$67,637	$(14,253)	$53,384

For the years ended December 31, 2019 and 2018, the Catch-up Premium Amortization Adjustment was $(5.9) million and $(38) thousand, respectively.
For the year ended December 31, 2019, the Company recognized an impairment charge of $4.3 million relating to its Agency IOs, which is included in Net realized gains (losses) on securities, on the Consolidated Statement of Operations. This charge recorded was due to an adverse change in cash flows resulting from an increase in prepayments.
4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
December 31, 2019:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$181,231	$—	$181,231
20-year fixed-rate mortgages	—	1,385	—	1,385
30-year fixed-rate mortgages	—	1,058,878	—	1,058,878
Adjustable rate mortgages	—	33,255	—	33,255
Reverse mortgages	—	99,934	—	99,934
Interest only securities	—	10,605	7,639	18,244
Non-Agency RMBS	—	5,578	3,273	8,851
Mortgage-backed securities, at fair value	—	1,390,866	10,912	1,401,778
Financial derivatives–assets, at fair value:
TBAs	—	122	—	122
Interest rate swaps	—	3,624	—	3,624
Futures	434	—	—	434
Total financial derivatives–assets, at fair value	434	3,746	—	4,180
Total mortgage-backed securities and financial derivatives–assets, at fair value	$434	$1,394,612	$10,912	$1,405,958
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(2,070)	$—	$(2,070)
Financial derivatives–liabilities, at fair value:
TBAs	—	(304)	—	(304)
Interest rate swaps	—	(1,647)	—	(1,647)
Futures	(96)	—	—	(96)
Total financial derivatives–liabilities, at fair value	(96)	(1,951)	—	(2,047)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(96)	$(4,021)	$—	$(4,117)

December 31, 2018:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$137,531	$—	$137,531
20-year fixed-rate mortgages	—	7,505	—	7,505
30-year fixed-rate mortgages	—	1,273,514	—	1,273,514
Adjustable rate mortgages	—	18,243	—	18,243
Reverse mortgages	—	75,904	—	75,904
Interest only securities	—	13,534	2,832	16,366
Non-Agency RMBS	—	6,599	4,634	11,233
Mortgage-backed securities, at fair value	—	1,532,830	7,466	1,540,296
Financial derivatives–assets, at fair value:
TBAs	—	794	—	794
Interest rate swaps	—	11,045	—	11,045
Total financial derivatives–assets, at fair value	—	11,839	—	11,839
Total mortgage-backed securities and financial derivatives–assets, at fair value	$—	$1,544,669	$7,466	$1,552,135
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(374)	$—	$(374)
Financial derivatives–liabilities, at fair value:
TBAs	—	(2,536)	—	(2,536)
Interest rate swaps	—	(6,193)	—	(6,193)
Futures	(7,830)	—	—	(7,830)
Total financial derivatives–liabilities, at fair value	(7,830)	(8,729)	—	(16,559)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(7,830)	$(9,103)	$—	$(16,933)

The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value.
Year ended December 31, 2019:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2018	$4,634	$2,832
Purchases	—	2,818
Proceeds from sales	(1,372)	—
Principal repayments	(792)	—
(Amortization)/accretion, net	377	(1,082)
Net realized gains (losses)	55	(1,082)
Change in net unrealized gains (losses)	(16)	686
Transfers:
Transfers into level 3	1,097	4,077
Transfers out of level 3	(710)	(610)
Ending balance as of December 31, 2019	$3,273	$7,639
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at December 31, 2019, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2019. For Level 3 financial instruments held by the Company as of December 31, 2019, change in net unrealized gains (losses) of $(25) thousand and $0.5 million, for the year ended December 31, 2019 relate to non-Agency RMBS and Agency RMBS, respectively.
At December 31, 2019, the Company transferred $1.3 million of RMBS from Level 3 to Level 2 and $5.2 million of RMBS from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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

All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of December 31, 2018, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2018. For Level 3 financial instruments held by the Company as of December 31, 2018, change in net unrealized gains (losses) of $16 thousand and $0.3 million, for the year ended December 31, 2018 relate to non-Agency RMBS and Agency RMBS, respectively.
At December 31, 2018, the Company transferred $2.7 million of RMBS from Level 3 to Level 2 and $3.3 million of RMBS from Level 2 to Level 3. Transfers between these hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2019 and 2018:
December 31, 2019:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$1,558	Market quotes	Non-Binding Third-Party Valuation	$64.56	$89.04	$81.56
Agency RMBS–Interest Only Securities	2,615	Market quotes	Non-Binding Third-Party Valuation	6.67	17.14	11.96
Non-Agency RMBS	1,715	Discounted Cash Flows	Yield	1.3%	9.9%	4.4%
			Projected Collateral Prepayments	50.5%	61.8%	57.7%
			Projected Collateral Losses	2.2%	2.2%	2.2%
			Projected Collateral Recoveries	6.6%	14.5%	11.6%
			Projected Collateral Scheduled Amortization	21.6%	40.7%	28.5%
						100.0%
Agency RMBS–Interest Only Securities	5,024	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	77	25,553	824
			Projected Collateral Prepayments	41.7%	80.3%	73.4%
			Projected Collateral Scheduled Amortization	19.7%	58.3%	26.6%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.
December 31, 2018:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$2,745	Market quotes	Non-Binding Third-Party Valuation	$83.59	$86.59	$85.65
Non-Agency RMBS	1,889	Discounted Cash Flows	Yield	3.4%	5.4%	4.5%
			Projected Collateral Prepayments	50.2%	66.4%	56.6%
			Projected Collateral Losses	2.3%	8.6%	4.9%
			Projected Collateral Recoveries	7.5%	12.3%	9.6%
			Projected Collateral Scheduled Amortization	17.8%	39.9%	28.9%
						100.0%
Agency RMBS–Interest Only Securities	2,832	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	319	1,439	734
			Projected Collateral Prepayments	33.9%	79.5%	59.4%
			Projected Collateral Scheduled Amortization	20.5%	66.1%	40.6%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.

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
The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$35,351	$35,351	$18,585	$18,585
Due from brokers	34,596	34,596	24,051	24,051
Reverse repurchase agreements	2,084	2,084	379	379
Liabilities:
Repurchase agreements	1,296,272	1,296,272	1,481,561	1,481,561
Due to brokers	33	33	1,325	1,325
Cash and cash equivalents includes cash held in interest bearing overnight accounts, for which fair value equals the carrying value, and cash held in money market accounts, which are liquid in nature and for which fair value equals the carrying value; such assets are considered Level 1 assets. Due from brokers and Due to brokers include collateral transferred to or received from counterparties, along with receivables and payables for open and/or closed derivative positions. These receivables and payables are short term in nature and any collateral transferred consists primarily of cash; fair value of these items approximates carrying value and such items are considered Level 1 assets and liabilities. The Company's repurchase and reverse repurchase agreements are carried at cost, which approximates fair value due to their short term nature. Repurchase agreements and reverse repurchase agreements are classified as Level 2 assets and liabilities based on the adequacy of the collateral and their short term nature.
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

The following table details the fair value of the Company's holdings of financial derivatives as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$48	$794
TBA securities sale contracts	74	—
Fixed payer interest rate swaps	3,543	10,201
Fixed receiver interest rate swaps	81	844
Futures	434	—
Total financial derivatives–assets, at fair value	4,180	11,839
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(71)	—
TBA securities sale contracts	(233)	(2,536)
Fixed payer interest rate swaps	(1,632)	(6,190)
Fixed receiver interest rate swaps	(15)	(3)
Futures	(96)	(7,830)
Total financial derivatives–liabilities, at fair value	(2,047)	(16,559)
Total, net	$2,133	$(4,720)

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of December 31, 2019 and 2018:
December 31, 2019:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2020	$86,000	$148	1.60%	1.97%	0.32
2021	161,581	(134)	1.79	1.92	1.55
2022	74,370	292	1.54	1.91	2.92
2023	84,373	(1,223)	1.97	1.91	3.61
2024	19,073	246	1.46	2.04	4.76
2025	106,812	1,129	1.56	1.92	5.91
2026	28,502	402	1.57	1.91	6.92
2027	35,550	547	1.61	1.92	7.91
2029	170	2	1.72	1.90	9.89
2042	10,303	501	1.81	1.91	22.93
2048	630	(157)	3.18	1.92	28.93
2049	3,633	158	1.89	1.94	29.84
Total	$610,997	$1,911	1.69%	1.93%	3.87

December 31, 2018:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2020	$86,000	$1,390	1.60%	2.50%	1.32
2021	165,600	2,099	2.09	2.63	2.52
2022	68,480	1,289	2.00	2.60	3.43
2023	23,600	695	1.88	2.51	4.36
2024	8,900	269	1.99	2.40	5.26
2025	47,722	(202)	2.57	2.67	6.17
2026	40,885	2,841	1.63	2.63	7.71
2027	30,000	845	2.29	2.58	8.34
2028	150,563	(4,486)	2.97	2.55	9.61
2043	12,380	(338)	2.99	2.61	24.38
2048	5,500	(391)	3.18	2.69	29.93
Total	$639,630	$4,011	2.26%	2.58%	5.77

The following tables provide information about the Company's fixed receiver interest rate swaps as of December 31, 2019 and 2018.
December 31, 2019:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$13,200	$81	1.94%	1.87%	3.32
2029	9,902	(15)	1.92	1.87	9.98
Total	$23,102	$66	1.93%	1.87%	6.17
December 31, 2018:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$59,562	$406	2.79%	2.72%	4.98
2028	18,870	295	2.79	2.89	9.97
2029	9,750	(3)	2.81	2.71	10.02
2048	5,000	143	2.78	2.98	29.97
Total	$93,182	$841	2.79%	2.77%	7.86

Futures
The following tables provide information about the Company's futures as of December 31, 2019 and 2018.
December 31, 2019:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Long Contracts:
U.S. Treasury Futures	$4,100	$(96)	2.84
Short Contracts:
U.S. Treasury Futures	(37,500)	434	2.72
Total, net	$(33,400)	$338	2.71
December 31, 2018:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Short Contracts:
U.S. Treasury Futures	$(301,300)	$(7,830)	2.76

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
As of December 31, 2019 and 2018, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	December 31, 2019				December 31, 2018
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$26,877	$27,087	$27,135	$48	$95,054	$95,967	$96,761	$794
Liabilities	43,570	45,629	45,558	(71)	—	—	—	—
	70,447	72,716	72,693	(23)	95,054	95,967	96,761	794
Sale contracts:
Assets	(82,520)	(85,124)	(85,050)	74	—	—	—	—
Liabilities	(164,435)	(170,779)	(171,012)	(233)	(289,012)	(291,438)	(293,974)	(2,536)
	(246,955)	(255,903)	(256,062)	(159)	(289,012)	(291,438)	(293,974)	(2,536)
Total TBA securities, net	$(176,508)	$(183,187)	$(183,369)	$(182)	$(193,958)	$(195,471)	$(197,213)	$(1,742)

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in Financial derivatives-assets at fair value and Financial derivatives-liabilities at fair value on the Consolidated Balance Sheet.

The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the years ended December 31, 2019 and 2018:

Derivative Type	Year Ended December 31, 2019	Year Ended December 31, 2018
	(In thousands)
Interest rate swaps	$651,793	$606,315
TBAs	474,555	577,864
Futures	114,277	255,538
Options	1,492	5,385

Gains and losses on the Company's financial derivatives for the years ended December 31, 2019 and 2018 are summarized in the tables below:

	Year Ended December 31, 2019
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$1,262	$(19,508)	$(18,246)	$850	$(4,141)	$(3,291)
TBAs		(6,624)	(6,624)		1,561	1,561
Futures		(14,005)	(14,005)		8,168	8,168
Options		(100)	(100)		—	—
Total	$1,262	$(40,237)	$(38,975)	$850	$5,588	$6,438

	Year Ended December 31, 2018
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$1,037	$5,312	$6,349	$(432)	$(1,657)	$(2,089)
TBAs		11,608	11,608		(1,410)	(1,410)
Futures		1,670	1,670		(8,000)	(8,000)
Options		(249)	(249)		68	68
Total	$1,037	$18,341	$19,378	$(432)	$(10,999)	$(11,431)

From time to time, the Company uses short positions in U.S. Treasury positions as a component of its interest rate hedging portfolio. As of December 31, 2019, the Company held short positions in U.S. Treasury securities, with a principal amount of $2.1 million and a fair value of $2.1 million. As of December 31, 2018, the Company held short positions in U.S. Treasury securities, with a principal amount of $0.4 million and a fair value of $0.4 million. Such securities are included on the Company's Consolidated Balance Sheet under the caption U.S. Treasury securities sold short, at fair value.

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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of December 31, 2019 and 2018, the Company had outstanding borrowings under repurchase agreements with 15 and 12 counterparties, respectively.
The following table details the Company's outstanding borrowings under repurchase agreements as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$513,092	2.10%	15	$512,505	2.45%	16
31-60 days	549,541	1.91	45	594,199	2.56	46
61-90 days	233,639	1.97	74	359,861	2.71	75
91-120 days	—	—	—	—	—	—
121-150 days	—	—	—	—	—	—
151-180 days	—	—	—	14,996	2.72	177
Total	$1,296,272	2.00%	39	$1,481,561	2.56%	44

Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of December 31, 2019 and 2018, the fair value of RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.3 billion and $1.6 billion, respectively. Collateral transferred under outstanding borrowings as of December 31, 2019 includes RMBS in the amount of $3.0 million that were sold prior to period end but for which such sale had not yet settled. Collateral transferred under outstanding borrowings as of December 31, 2018 includes RMBS in the amount of $74.4 million that were sold prior to year end but for which such sale had not yet settled. In addition as of December 31, 2019, the Company was posting to repurchase agreement counterparties net cash collateral of $24.9 million as a result of margin calls with various repurchase agreement counterparties. As of December 31, 2018, the Company was posting to repurchase agreement counterparties net cash collateral of $3.8 million and additional securities with a fair value of $1.1 million as a result of margin calls with various repurchase agreement counterparties.

Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table reflects counterparties for which the amounts at risk relating to our repurchase agreements were greater than 10% of shareholders' equity as of December, 31, 2018. There was no counterparty for which the amount at risk was greater than 10% of shareholders' equity as of December 31, 2019.
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
The following tables present information about certain assets and liabilities representing financial instruments as of December 31, 2019 and 2018. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
December 31, 2019:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$4,180	$(1,756)	$—	$—	$2,424
Reverse repurchase agreements	2,084	(2,084)	—	—	—
Liabilities:
Financial derivatives–liabilities	(2,047)	1,756	—	211	(80)
Repurchase agreements	(1,296,272)	2,084	1,269,264	24,924	—

(1)	In the Company's Consolidated Balance Sheet, all balances associated with the repurchase agreements and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December 31, 2019 were $1.33 billion. As of December 31, 2019 total cash collateral (received) pledged on financial derivative assets and liabilities excludes $8.3 million and $1.1 million respectively of net excess cash collateral.

(3)
When collateral is pledged to or pledged by a counterparty, it is often pledged or posted with respect to all positions with such counterparty, and in such cases such collateral cannot be specifically identified as relating to a particular asset or liability. As a result, in preparing the above table, the Company has made assumptions in allocating pledged or posted collateral among the various rows.

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

(3)
When collateral is pledged to or pledged by a counterparty, it is often pledged or posted with respect to all positions with such counterparty, and in such cases such collateral cannot be specifically identified as relating to a particular asset or liability. As a result, in preparing the above table, the Company has made assumptions in allocating pledged or posted collateral among the various rows.

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of December 31, 2019 and 2018, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(In thousands except for share amounts)	2019	2018
Numerator:
Net income (loss)	$22,256	$(11,295)
Denominator:
Basic and diluted weighted average shares outstanding	12,461,054	12,811,366
Basic and diluted earnings per share	$1.79	$(0.88)

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
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For the years ended December 31, 2019 and 2018, the total management fee incurred was $2.4 million and $2.5 million, respectively.

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
For the years ended December 31, 2019 and 2018, the Company reimbursed the Manager $2.1 million and $2.0 million, respectively, for previously incurred operating and compensation expenses. As of December 31, 2019 and 2018, the outstanding payable to the Manager for operating and compensation expenses was $0.2 million and $0.3 million, respectively, which are included in Accrued expenses on the Consolidated Balance Sheet.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of December 31, 2019 and 2018, there were 12,455,758 and 12,507,213 common shares outstanding, respectively. No preferred shares have been issued.
On September 11, 2019, the Company's Board of Trustees authorized the issuance of 15,024 shares to its independent trustees pursuant to trustee share award agreements.
On December 13, 2019, the Company's Board of Trustees authorized the issuance of 7,337 restricted common shares to certain of its partially dedicated employees pursuant to employee share award agreements.

Detailed below is a roll forward of the Company's common shares outstanding for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Common Shares Outstanding (12/31/2018 and 12/31/2017, respectively)	12,507,213	13,340,217
Share Activity:
Restricted shares issued	22,361	19,376
Shares repurchased	(73,816)	(852,380)
Common Shares Outstanding (12/31/2019 and 12/31/2018, respectively)	12,455,758	12,507,213
Unvested restricted shares outstanding (12/31/2019 and 12/31/2018, respectively)	25,476	21,159

The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at December 31, 2019:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	15,024	September 11, 2019	September 10, 2020
Partially dedicated employees:
	3,669	December 13, 2019	December 13, 2020
	3,668	December 13, 2019	December 13, 2021
	3,115	December 11, 2018	December 11, 2020

(1)	Date at which such restricted shares will vest and become non-forfeitable.
As of December 31, 2019, there were 298,724 shares available for future issuance under the Company's 2013 Equity Incentive Plan.
On June 13, 2018, the Company's Board of Trustees approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. During the year ended December 31, 2019, the Company repurchased 73,816 of its common shares at an aggregate cost of $0.7 million, and an average price per share of $10.12. From inception of the current share repurchase program adopted on June 13, 2018 through December 31, 2019, the Company repurchased 298,029 of its common shares at an aggregate cost of $3.1 million, and an average price per share of $10.46.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of December 31, 2019 and 2018 and management is not aware of any significant contingencies at December 31, 2019.
12. Condensed Quarterly Financial Data (Unaudited)
Detailed below is unaudited quarterly information for the years ended December 31, 2019 and 2018.

(In thousands except for per share amounts)	Three-Month Period Ended March 31, 2019	Three-Month Period Ended June 30, 2019	Three-Month Period Ended September 30, 2019	Three-Month Period Ended December 31, 2019
INTEREST INCOME (EXPENSE)
Interest income	$12,613	$12,139	$10,485	$8,609
Interest expense	(9,555)	(9,662)	(8,820)	(7,239)
Total net interest income	3,058	2,477	1,665	1,370
EXPENSES
Management fees to affiliate	595	582	582	606
Professional fees	229	207	216	163
Compensation expense	151	112	132	113
Insurance expense	74	74	74	73
Other operating expenses	319	325	341	320
Total expenses	1,368	1,300	1,345	1,275
OTHER INCOME (LOSS)
Net realized gains (losses) on securities and financial derivatives	(13,765)	(7,353)	(298)	(15,279)
Change in net unrealized gains (losses) on securities and financial derivatives	21,003	6,069	3,707	24,890
Total other income (loss)	7,238	(1,284)	3,409	9,611
NET INCOME (LOSS)	$8,928	$(107)	$3,729	$9,706
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.72	$(0.01)	$0.30	$0.78
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$0.34	$0.28	$0.28	$0.28

(In thousands except for per share amounts)	Three-Month Period Ended March 31, 2018	Three-Month Period Ended June 30, 2018	Three-Month Period Ended September 30, 2018	Three-Month Period Ended December 31, 2018
INTEREST INCOME (EXPENSE)
Interest income	$13,426	$14,081	$13,171	$13,875
Interest expense	(7,248)	(7,668)	(8,519)	(9,084)
Total net interest income	6,178	6,413	4,652	4,791
EXPENSES
Management fees to affiliate	671	656	641	579
Professional fees	234	217	198	182
Compensation expense	189	187	136	79
Insurance expense	74	74	74	74
Other operating expenses	349	293	283	318
Total expenses	1,517	1,427	1,332	1,232
OTHER INCOME (LOSS)
Net realized gains (losses) on securities and financial derivatives	17,882	(10,816)	(4,344)	(6,721)
Change in net unrealized gains (losses) on securities and financial derivatives	(26,496)	7,616	1,970	(6,912)
Total other income (loss)	(8,614)	(3,200)	(2,374)	(13,633)
NET INCOME (LOSS)	$(3,953)	$1,786	$946	$(10,074)
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted(1)	$(0.30)	$0.14	$0.07	$(0.80)
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$0.37	$0.37	$0.37	$0.34

(1)
For the year ended December 31, 2018 the sum of EPS for the four quarters of the year does not equal EPS as calculated for the entire year (see Note 8) as a result of changes in shares during the year due to repurchases of common shares, as EPS is calculated using average shares outstanding during the period.

13. Subsequent Events
On March 4, 2020, the Company's Board of Trustees approved a dividend for the first quarter of 2020 in the amount of $0.28 per share payable on April 27, 2020 to shareholders of record as of March 31, 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Company's internal control over financial reporting as of December 31, 2019. Their report appears on page 65 of this Annual Report on Form 10-K.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2020 annual shareholders' meeting.
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
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2020 annual shareholders' meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2020 annual shareholders' meeting.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2020 annual shareholders' meeting.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2020 annual shareholders' meeting.

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

3.	Exhibits

Exhibit	Description
3.1
Articles of Amendment and Restatement of Ellington Residential Mortgage REIT filed on May 3, 2013 (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

3.2	Amended and Restated Bylaws of Ellington Residential Mortgage REIT (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

4.1	Specimen Common Share Certificate of Ellington Residential Mortgage REIT (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

4.2	Description of Securities

10.1
Fifth Amended and Restated Management Agreement between Ellington Residential Mortgage REIT and Ellington Residential Mortgage Management LLC, dated as of March 13, 2018 (incorporated by reference to the Company's annual report on Form 10-K (File No. 001-35986), filed on March 14, 2018).

10.3+	2013 Equity Incentive Plan (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

10.4+	Form of Share Award Agreement (for trustees) (incorporated by reference to the Company's Current Report on Form 8-K, filed on September 25, 2013).

10.5+	Form of Share Award Agreement (for trustees) (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2014).

10.6+	Form of Share Award Agreement (for Ellington employees) (incorporated by reference to the Company's Current Report on Form 8-K filed on December 18, 2015).

10.7+	Form of Share Award Agreement (for Ellington employees) (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2016).

10.8+	Form of Share Award Agreement (for Ellington employees) (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2019).

10.9+	Form of Indemnification Agreement (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 29, 2013).

10.10
Registration Rights Agreement, dated as of September 24, 2012, by and among Ellington Residential Mortgage REIT, EMG Holdings, L.P. and Blackstone Tactical Opportunities EARN Holdings, L.L.C.(incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

10.11
Shareholders Agreement by and among Ellington Residential Mortgage REIT, EMG Holdings, L.P., and Blackstone Tactical Opportunities EARN Holdings, L.L.C. dated May 6, 2013 (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.12
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

101
The following financial information from Ellington Residential Mortgage REIT's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	March 12, 2020	By:	/s/ LAURENCE PENN
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

Signature	Title	Date

/s/ LAURENCE PENN	Chief Executive Officer, President and Trustee (Principal Executive Officer)	March 12, 2020
LAURENCE PENN

/s/ CHRISTOPHER SMERNOFF	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2020
CHRISTOPHER SMERNOFF

/s/ MICHAEL W. VRANOS	Trustee	March 12, 2020
MICHAEL W. VRANOS

/s/ THOMAS F. ROBARDS	Chairman of the Board	March 12, 2020
THOMAS F. ROBARDS

/s/ RONALD I. SIMON PH.D	Trustee	March 12, 2020
RONALD I. SIMON PH.D

/s/ ROBERT B. ALLARDICE, III	Trustee	March 12, 2020
ROBERT B. ALLARDICE, III

/s/ MENES O. CHEE	Trustee	March 12, 2020
MENES O. CHEE

/s/ DAVID MILLER	Trustee	March 12, 2020
DAVID MILLER