Form 10-Q
period 2020-03-31
Ellington Residential Mortgage REIT
filed 2020-05-11
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of the Registrant's common shares outstanding as of May 5, 2020: 12,319,616

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2020	December 31, 2019
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$59,671	$35,351
Mortgage-backed securities, at fair value	1,050,521	1,401,778
Other investments, at fair value	355	—
Due from brokers	49,966	34,596
Financial derivatives–assets, at fair value	1,732	4,180
Reverse repurchase agreements	2,218	2,084
Receivable for securities sold	111,596	5,500
Interest receivable	4,219	5,016
Other assets	867	604
Total Assets	$1,281,145	$1,489,109
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,109,342	$1,296,272
Payable for securities purchased	—	19,433
Due to brokers	2,348	33
Financial derivatives–liabilities, at fair value	20,234	2,047
U.S. Treasury securities sold short, at fair value	2,154	2,070
Dividend payable	3,449	3,488
Accrued expenses	690	588
Management fee payable to affiliate	526	605
Interest payable	2,679	3,729
Total Liabilities	1,141,422	1,328,265
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (12,319,616 and 12,455,758 shares issued and outstanding, respectively)	123	124
Additional paid-in-capital	229,432	230,358
Accumulated deficit	(89,832)	(69,638)
Total Shareholders' Equity	139,723	160,844
Total Liabilities and Shareholders' Equity	$1,281,145	$1,489,109

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2020	March 31, 2019
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$9,881	$12,613
Interest expense	(6,100)	(9,555)
Total net interest income	3,781	3,058
EXPENSES
Management fees to affiliate	526	595
Professional fees	208	229
Compensation expense	151	151
Insurance expense	76	74
Other operating expenses	327	319
Total expenses	1,288	1,368
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	1,093	(1,674)
Net realized gains (losses) on financial derivatives	(6,499)	(12,091)
Change in net unrealized gains (losses) on securities	6,768	21,971
Change in net unrealized gains (losses) on financial derivatives	(20,600)	(968)
Total other income (loss)	(19,238)	7,238
NET INCOME (LOSS)	$(16,745)	$8,928
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$(1.35)	$0.72

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2018	12,507,213	$125	—	$—	$230,888	$(77,191)	$153,822
Share based compensation					53		53
Repurchase of common shares	(40,110)	—	—	—	(414)		(414)
Dividends declared(1)						(4,239)	(4,239)
Net income (loss)						8,928	8,928
BALANCE, March 31, 2019	12,467,103	$125	—	$—	$230,527	$(72,502)	$158,150

BALANCE, December 31, 2019	12,455,758	$124	—	$—	$230,358	$(69,638)	$160,844
Share based compensation					59		59
Repurchase of common shares	(136,142)	(1)			(985)		(986)
Dividends declared(1)						(3,449)	(3,449)
Net income (loss)						(16,745)	(16,745)
BALANCE, March 31, 2020	12,319,616	$123	—	$—	$229,432	$(89,832)	$139,723

(1)	For the three-month periods ended March 31, 2020 and 2019, dividends totaling $0.28 and $0.34, respectively, per common share outstanding, were declared.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2020	March 31, 2019
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$(16,745)	$8,928
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	(1,093)	1,674
Change in net unrealized (gains) losses on securities	(6,768)	(21,971)
Net realized (gains) losses on financial derivatives	6,499	12,091
Change in net unrealized (gains) losses on financial derivatives	20,600	968
Amortization of premiums and accretion of discounts, net	3,501	3,065
Share based compensation	59	53
(Increase) decrease in assets:
Interest receivable	797	213
Other assets	(263)	(200)
Increase (decrease) in liabilities:
Accrued expenses	102	(167)
Interest payable	(1,050)	89
Management fees payable to affiliate	(79)	16
Net cash provided by (used in) operating activities	5,560	4,759
Cash flows provided by (used in) investing activities:
Purchases of securities	(232,331)	(492,149)
Proceeds from sale of securities	398,335	558,621
Principal repayments of mortgage-backed securities	66,571	33,983
Proceeds from investments sold short	133,603	174,823
Repurchase of investments sold short	(136,361)	(136,719)
Proceeds from disposition of financial derivatives	7,278	6,232
Purchase of financial derivatives	(14,064)	(15,264)
Payments made on reverse repurchase agreements	(2,481,482)	(938,023)
Proceeds from reverse repurchase agreements	2,481,348	899,567
Due from brokers, net	(17,463)	(6,641)
Due to brokers, net	276	(5)
Net cash provided by (used in) investing activities	205,710	84,425

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2020	March 31, 2019
Cash flows provided by (used in) financing activities:
Repurchase of common shares	(986)	(414)
Dividends paid	(3,488)	(4,252)
Borrowings under repurchase agreements	598,921	538,285
Repayments of repurchase agreements	(785,851)	(592,699)
Due from brokers, net	4,075	(3,966)
Due to brokers, net	379	(460)
Cash provided by (used in) financing activities	(186,950)	(63,506)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,320	25,678
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,351	18,585
CASH AND CASH EQUIVALENTS, END OF PERIOD	$59,671	$44,263
Supplemental disclosure of cash flow information:
Interest paid	$7,152	$9,466
Dividends payable	3,449	4,239

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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
COVID-19 Impact
During the first quarter of 2020, there was a worldwide outbreak of a novel coronavirus disease, or "COVID-19." The outbreak was declared a pandemic by the World Health Organization and numerous countries, including the United States, have responded by instituting quarantines or lockdowns, imposing restrictions on travel, restrictions on the ability of individuals to assemble in groups, and restrictions on the ability of certain businesses to operate, all of which have resulted in significant disruptions in the U.S. and global economies. In mid-March 2020, adverse economic conditions related to the COVID-19 pandemic began to impact the Company's financial position and results of operations. The COVID-19 pandemic has contributed to volatility, dislocations in the financial markets, and illiquidity. As a result, the Company received margin calls under its repurchase agreements that were higher than typical historical levels. The Company satisfied all of these margin calls. Actions during the second half of March 2020 by the U.S. Federal Reserve helped stabilize the market for Agency RMBS. In light of the heightened levels of market volatility and systemic liquidity risk experienced during the first quarter of 2020, the Company proactively reduced the size of its Agency RMBS portfolio, thereby bolstering its liquidity and lowering its leverage.
The Company's management team has implemented business continuity plans, and the Company, the Manager, and EMG continue to be fully operational in a largely work-from-home environment.

2. Significant Accounting Policies
(A) Basis of Presentation: The Company's unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP," and Regulation S-X. Entities in which the Company has a controlling financial interest, through ownership of the majority of the entities' voting equity interests, or through other contractual rights that give the Company control, are consolidated by the Company. All inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material (particularly in light of the significant volatility, lack of pricing transparency, and market dislocations that have been caused by the COVID-19 pandemic, and associated responses to the pandemic). In management's opinion, all material adjustments considered necessary for a fair statement of the Company's interim consolidated financial statements have been included and are only of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and Part II. Item 1A—Risk Factors, included in this Quarterly Report on Form 10-Q.
(B) Valuation: The Company applies ASC 820-10, Fair Value Measurement ("ASC 820-10"), to its holdings of financial instruments. ASC 820-10 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the observability of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•
Level 1—inputs to the valuation methodology are observable and reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. Currently, the types of financial instruments the Company generally includes in this category are exchange-traded derivatives and equities;

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
Periods after January 1, 2020—For periods subsequent to the Company's application of the principles of ASU 2016-13, Financial Instruments—Credit Losses ("ASU 2016-13"), as discussed below, the Company evaluates the cost basis of its securities on at least a quarterly basis under ASC 326-30, Financial Instruments—Credit Losses: Available-for-Sale Debt Securities ("ASC 326-30"). When the fair value of a security is less than its amortized cost basis as of the balance sheet date, the security's cost basis is considered impaired. The Company must evaluate the decline in the fair value of the impaired security and determine whether such decline resulted from a credit loss or non-credit related factors. In its assessment of whether a credit loss exists, the Company compares the present value of estimated future cash flows of the impaired security with the amortized cost basis of such security. The estimated future cash flows reflect those that a "market participant" would use and typically include assumptions related to fluctuations in interest rates, prepayment speeds, default rates, collateral performance, and the timing and amount of projected credit losses, as well as incorporating observations of current market developments and events. Cash flows are discounted at an interest rate equal to the current yield used to accrete interest income. If the present value of estimated future cash flows is less than the amortized cost basis of the security, an expected credit loss exists and is included in Unrealized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations.
Periods prior to January 1, 2020—For periods prior to the Company's application of the principles of ASU 2016-13, the Company evaluated the cost basis of its Agency IOs and non-Agency RMBS for other-than-temporary impairment, or "OTTI," on at least a quarterly basis.
When the fair value of a security was less than its amortized cost basis as of the balance sheet date, the security was considered impaired, and the impairment was designated as either temporary or other-than-temporary. When a security's cost basis was impaired, an OTTI was considered to have occurred if (i) the Company intended to sell the security (i.e., a decision had been made as of the reporting date), (ii) it was more likely than not that the Company would have been required to sell the security before recovery of its amortized cost basis, or (iii) the Company did not expect to recover the security's amortized cost basis, even if the Company did not intend to sell the security and it was not more likely than not that the Company would have been required to sell the security. If any of these conditions existed as of the financial reporting date, the entire amount of the impairment loss, if any, was recognized in earnings as a realized loss and the cost basis of the security was adjusted. Any resulting OTTI adjustments made to the amortized cost basis of the security were reflected in Net realized gains (losses) on securities, on the Consolidated Statement of Operations.
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
For RMBS that are deemed not to be of high credit quality at the time of purchase, interest income is recognized based on the effective interest method. For purposes of estimating future expected cash flows, management uses assumptions including, but not limited to, assumptions for future prepayment rates, default rates, and loss severities (each of which may in turn incorporate various macro-economic assumptions, such as future housing prices). These assumptions are re-evaluated not less than quarterly. Changes in estimated future cash flows, as applied to the current amortized cost of the security, may result in a prospective change in the yield/interest income recognized on such securities.
The Company's accretion of discounts and amortization of premiums on securities for U.S. federal and other tax purposes is likely to differ from the accounting treatment under U.S. GAAP of these items as described above.
(E) Cash and Cash Equivalents: Cash and cash equivalents include cash and short term investments with original maturities of three months or less at the date of acquisition. Cash and cash equivalents typically include amounts held in interest bearing overnight accounts and amounts held in money market funds, and these balances generally exceed insured limits. The Company holds its cash at institutions that it believes to be highly creditworthy.
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
(R) Recent Accounting Pronouncements: In August 2018, the Financial Accounting Standards Board, or "FASB," issued ASU 2018-13, Fair Value Measurement—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). This amends ASC 820, Fair Value Measurement, to remove or modify various current disclosure requirements related to fair value measurement. Additionally ASU 2018-13 requires certain additional disclosures around fair value measurement. ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those years, with early adoption permitted. Entities are permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. The adoption of the additional disclosure requirements, as required under ASU 2018-13, did not have a material impact on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, which introduced a new model related to the accounting for credit losses on financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. ASU 2016-13 amends the guidance which required an OTTI charge only when fair value is below the amortized cost of an asset. The length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists; as a result, there is no longer an other-than-temporary impairment model. In addition, credit losses on available-for-sale debt securities will now be limited to the difference between the security's amortized cost basis and its fair value. The new debt security model will also require the use of an allowance to record estimated credit losses. While ASU 2016-13 is generally not applicable for securities for which the fair value option has been elected, the Company has applied the principles of ASU 2016-13 as described above. The adoption of ASU 2016-13 did not have a material impact on the Company's consolidated financial statements.

3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at March 31, 2020 and December 31, 2019, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or government-sponsored enterprise, or "GSE." The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.
By RMBS Type
March 31, 2020:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Agency RMBS:
15-year fixed-rate mortgages	$124,511	$2,519	$127,030	$5,347	$(2)	$132,375	3.53%	2.92%	3.66
20-year fixed-rate mortgages	1,087	78	1,165	22	—	1,187	5.00%	3.42%	4.46
30-year fixed-rate mortgages	708,062	30,759	738,821	27,106	(707)	765,220	4.13%	3.05%	4.23
Adjustable rate mortgages	28,823	1,013	29,836	490	(93)	30,233	3.74%	2.13%	3.13
Reverse mortgages	90,656	6,559	97,215	1,951	(809)	98,357	4.49%	2.78%	5.36
Interest only securities	n/a	n/a	17,266	477	(2,114)	15,629	3.25%	7.92%	3.27
Total Agency RMBS	953,139	40,928	1,011,333	35,393	(3,725)	1,043,001	3.94%	3.06%	4.07
Non-Agency RMBS	10,507	(3,887)	6,620	1,395	(495)	7,520	3.26%	10.81%	5.10
Total RMBS	$963,646	$37,041	$1,017,953	$36,788	$(4,220)	$1,050,521	3.94%	3.11%	4.08

(1)	Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.

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

By Estimated Weighted Average Life
As of March 31, 2020:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$140,016	$136,852	4.33%	$5,309	$5,855	4.60%	$1,840	$1,779	5.01%
Greater than three years and less than seven years	842,456	812,785	4.03%	10,190	11,308	2.68%	1,636	351	2.19%
Greater than seven years and less than eleven years	44,900	44,430	4.06%	130	103	0.34%	2,226	2,656	1.58%
Greater than eleven years	—	—	—%	—	—	—%	1,818	1,834	5.78%
Total	$1,027,372	$994,067	4.08%	$15,629	$17,266	3.25%	$7,520	$6,620	3.26%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.

(2)	Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.
As of December 31, 2019:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$53,620	$52,683	4.72%	$3,695	$3,407	4.53%	$4,000	$3,823	5.35%
Greater than three years and less than seven years	793,820	778,950	4.18%	14,446	14,283	2.93%	784	307	3.88%
Greater than seven years and less than eleven years	496,334	488,956	3.92%	103	105	0.33%	4,067	2,794	2.29%
Greater than eleven years	30,909	30,621	3.97%	—	—	—%	—	—	—%
Total	$1,374,683	$1,351,210	4.10%	$18,244	$17,795	3.22%	$8,851	$6,924	3.73%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.

(2)	Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.
The following tables reflect the components of interest income on the Company's RMBS for the three-month periods ended March 31, 2020 and 2019:

	Three-Month Period Ended March 31, 2020			Three-Month Period Ended March 31, 2019
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$14,179	$(4,843)	$9,336	$16,269	$(4,146)	$12,123
Non-Agency RMBS	89	107	196	112	132	244
Total	$14,268	$(4,736)	$9,532	$16,381	$(4,014)	$12,367

For the three-month periods ended March 31, 2020 and 2019, the Catch-up Premium Amortization Adjustment was $(0.7) million and $(0.9) million, respectively.
At March 31, 2020, the Company had gross unrealized losses on RMBS of $(4.2) million, of which $(2.1) million relates to adverse changes in estimated future cash flows on Agency IOs and non-Agency RMBS, primarily resulting from an increase in expected prepayments. For the three-month period ended March 31, 2019, the Company recognized an impairment charge of $1.1 million relating to its Agency IOs, which is included in Net realized gains (losses) on securities, on the Consolidated Statement of Operations. This impairment charge was due to an adverse change in estimated future cash flows resulting from an increase in expected prepayments.

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
March 31, 2020:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$132,375	$—	$132,375
20-year fixed-rate mortgages	—	1,187	—	1,187
30-year fixed-rate mortgages	—	765,220	—	765,220
Adjustable rate mortgages	—	30,233	—	30,233
Reverse mortgages	—	98,357	—	98,357
Interest only securities	—	8,663	6,966	15,629
Non-Agency RMBS	—	4,519	3,001	7,520
Mortgage-backed securities, at fair value	—	1,040,554	9,967	1,050,521
Other investments, at fair value:
Preferred equity securities	355	—	—	355
Financial derivatives–assets, at fair value:
TBAs	—	782	—	782
Interest rate swaps	—	619	—	619
Futures	331	—	—	331
Total financial derivatives–assets, at fair value	331	1,401	—	1,732
Total mortgage-backed securities, other investments, and financial derivatives–assets, at fair value	$686	$1,041,955	$9,967	$1,052,608
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(2,154)	$—	$(2,154)
Financial derivatives–liabilities, at fair value:
TBAs	—	(3,582)	—	(3,582)
Interest rate swaps	—	(12,952)	—	(12,952)
Futures	(3,700)	—	—	(3,700)
Total financial derivatives–liabilities, at fair value	(3,700)	(16,534)	—	(20,234)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(3,700)	$(18,688)	$—	$(22,388)

December 31, 2019:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$181,231	$—	$181,231
20-year fixed-rate mortgages	—	1,385	—	1,385
30-year fixed-rate mortgages	—	1,058,878	—	1,058,878
Adjustable rate mortgages	—	33,255	—	33,255
Reverse mortgages	—	99,934	—	99,934
Interest only securities	—	10,605	7,639	18,244
Non-Agency RMBS	—	5,578	3,273	8,851
Mortgage-backed securities, at fair value	—	1,390,866	10,912	1,401,778
Financial derivatives–assets, at fair value:
TBAs	—	122	—	122
Interest rate swaps	—	3,624	—	3,624
Futures	434	—	—	434
Total financial derivatives–assets, at fair value	434	3,746	—	4,180
Total mortgage-backed securities and financial derivatives–assets, at fair value	$434	$1,394,612	$10,912	$1,405,958
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(2,070)	$—	$(2,070)
Financial derivatives–liabilities, at fair value:
TBAs	—	(304)	—	(304)
Interest rate swaps	—	(1,647)	—	(1,647)
Futures	(96)	—	—	(96)
Total financial derivatives–liabilities, at fair value	(96)	(1,951)	—	(2,047)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(96)	$(4,021)	$—	$(4,117)

The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value.
Three-Month Period Ended March 31, 2020:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2019	$3,273	$7,639
Purchases	—	77
Proceeds from sales	—	—
Principal repayments	(93)	—
(Amortization)/accretion, net	91	(587)
Net realized gains (losses)	—	(1)
Change in net unrealized gains (losses)	(270)	(461)
Transfers:
Transfers into level 3	—	1,643
Transfers out of level 3	—	(1,344)
Ending balance as of March 31, 2020	$3,001	$6,966
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at March 31, 2020, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended March 31, 2020. For Level 3 financial instruments held by the Company as of March 31, 2020, change in net unrealized gains (losses) of $(0.3) million and $(1.2) million, for the three-month period ended March 31, 2020 relate to non-Agency RMBS and Agency RMBS, respectively.
At March 31, 2020, the Company transferred $1.3 million of RMBS from Level 3 to Level 2 and $1.6 million of RMBS from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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

All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of March 31, 2019, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended March 31, 2019. For Level 3 financial instruments held by the Company as of March 31, 2019, change in net unrealized gains (losses) of $0.3 million and $0.4 million, for the three-month period ended March 31, 2019 relate to non-Agency RMBS and Agency RMBS, respectively.
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

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of March 31, 2020 and December 31, 2019:
March 31, 2020:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$1,042	Market quotes	Non-Binding Third-Party Valuation	$77.00	$81.57	$79.74
Agency RMBS–Interest Only Securities	4,641	Market quotes	Non-Binding Third-Party Valuation	5.71	19.18	11.05
Non-Agency RMBS	1,959	Discounted Cash Flows	Yield	2.5%	9.8%	7.3%
			Projected Collateral Prepayments	48.4%	61.1%	55.6%
			Projected Collateral Losses	3.1%	8.7%	7.1%
			Projected Collateral Recoveries	8.1%	13.1%	11.1%
			Projected Collateral Scheduled Amortization	18.1%	40.4%	26.2%
						100.0%
Agency RMBS–Interest Only Securities	2,325	Option Adjusted Spread ("OAS")	LIBOR OAS (2)(3)	164	943	386
			Projected Collateral Prepayments	55.5%	89.3%	81.7%
			Projected Collateral Scheduled Amortization	10.7%	44.5%	18.3%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.

(3)
For the range minimum, the range maximum, and the weighted average of LIBOR OAS, excludes Agency interest only securities with a negative LIBOR OAS, with a total fair value of $0.5 million. Including these securities the weighted average was 55 basis points.

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

The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$59,671	$59,671	$35,351	$35,351
Due from brokers	49,966	49,966	34,596	34,596
Reverse repurchase agreements	2,218	2,218	2,084	2,084
Liabilities:
Repurchase agreements	1,109,342	1,109,342	1,296,272	1,296,272
Due to brokers	2,348	2,348	33	33
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
The following table details the fair value of the Company's holdings of financial derivatives as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$655	$48
TBA securities sale contracts	127	74
Fixed payer interest rate swaps	—	3,543
Fixed receiver interest rate swaps	619	81
Futures	331	434
Total financial derivatives–assets, at fair value	1,732	4,180
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	—	(71)
TBA securities sale contracts	(3,582)	(233)
Fixed payer interest rate swaps	(12,837)	(1,632)
Fixed receiver interest rate swaps	(115)	(15)
Futures	(3,700)	(96)
Total financial derivatives–liabilities, at fair value	(20,234)	(2,047)
Total, net	$(18,502)	$2,133

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of March 31, 2020 and December 31, 2019:
March 31, 2020:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2020	$86,000	$(298)	1.60%	1.79%	0.07
2021	104,016	(1,978)	1.91	1.76	1.10
2022	91,927	(2,213)	1.26	1.57	2.48
2023	44,408	(2,199)	1.95	1.67	3.31
2026	28,502	(1,947)	1.57	1.61	6.67
2027	4,228	(329)	1.61	1.64	7.66
2030	18,055	(386)	0.93	1.00	9.95
2042	10,303	(2,099)	1.81	1.61	22.68
2048	630	(387)	3.18	1.64	28.68
2049	3,633	(1,001)	1.89	1.80	29.59
Total	$391,702	$(12,837)	1.62%	1.66%	3.21

December 31, 2019:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2020	$86,000	$148	1.60%	1.97%	0.32
2021	161,581	(134)	1.79	1.92	1.55
2022	74,370	292	1.54	1.91	2.92
2023	84,373	(1,223)	1.97	1.91	3.61
2024	19,073	246	1.46	2.04	4.76
2025	106,812	1,129	1.56	1.92	5.91
2026	28,502	402	1.57	1.91	6.92
2027	35,550	547	1.61	1.92	7.91
2029	170	2	1.72	1.90	9.89
2042	10,303	501	1.81	1.91	22.93
2048	630	(157)	3.18	1.92	28.93
2049	3,633	158	1.89	1.94	29.84
Total	$610,997	$1,911	1.69%	1.93%	3.87

The following tables provide information about the Company's fixed receiver interest rate swaps as of March 31, 2020 and December 31, 2019.
March 31, 2020:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$9,200	$4	1.37%	0.49%	2.00
2023	30,150	565	1.60	1.08	3.03
2025	24,260	40	1.35	0.55	5.00
2030	17,752	(105)	1.44	0.66	10.01
Total	$81,362	$504	1.47%	0.76%	5.02
December 31, 2019:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$13,200	$81	1.94%	1.87%	3.32
2029	9,902	(15)	1.92	1.87	9.98
Total	$23,102	$66	1.93%	1.87%	6.17

Futures
The following tables provide information about the Company's futures as of March 31, 2020 and December 31, 2019.
March 31, 2020:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Long Contracts:
U.S. Treasury Futures	$2,200	$331	2.67
Short Contracts:
U.S. Treasury Futures	(82,400)	(3,700)	2.84
Total, net	$(80,200)	$(3,369)	2.85
December 31, 2019:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Long Contracts:
U.S. Treasury Futures	$4,100	$(96)	2.84
Short Contracts:
U.S. Treasury Futures	(37,500)	434	2.72
Total, net	$(33,400)	$338	2.71

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
As of March 31, 2020 and December 31, 2019, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	March 31, 2020				December 31, 2019
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$53,800	$55,283	$55,938	$655	$26,877	$27,087	$27,135	$48
Liabilities	—	—	—	—	43,570	45,629	45,558	(71)
	53,800	55,283	55,938	655	70,447	72,716	72,693	(23)
Sale contracts:
Assets	(22,333)	(23,729)	(23,602)	127	(82,520)	(85,124)	(85,050)	74
Liabilities	(281,055)	(295,290)	(298,872)	(3,582)	(164,435)	(170,779)	(171,012)	(233)
	(303,388)	(319,019)	(322,474)	(3,455)	(246,955)	(255,903)	(256,062)	(159)
Total TBA securities, net	$(249,588)	$(263,736)	$(266,536)	$(2,800)	$(176,508)	$(183,187)	$(183,369)	$(182)

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in Financial derivatives-assets at fair value and Financial derivatives-liabilities at fair value on the Consolidated Balance Sheet.

The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the three-month period ended March 31, 2020 and the year ended December 31, 2019:

Derivative Type	Three-Month Period Ended March 31, 2020	Year Ended December 31, 2019
	(In thousands)
Interest rate swaps	$554,067	$651,793
TBAs	347,191	474,555
Futures	70,250	114,277
Options	—	1,492

Gains and losses on the Company's financial derivatives for the three-month periods ended March 31, 2020 and 2019 are summarized in the tables below:

	Three-Month Period Ended March 31, 2020
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$1,333	$(4,584)	$(3,251)	$(1,149)	$(13,127)	$(14,276)
TBAs		(800)	(800)		(2,618)	(2,618)
Futures		(2,448)	(2,448)		(3,706)	(3,706)
Total	$1,333	$(7,832)	$(6,499)	$(1,149)	$(19,451)	$(20,600)

	Three-Month Period Ended March 31, 2019
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$1,014	$(1,969)	$(955)	$(334)	$(5,526)	$(5,860)
TBAs		(2,670)	(2,670)		325	325
Futures		(8,366)	(8,366)		4,567	4,567
Options		(100)	(100)		—	—
Total	$1,014	$(13,105)	$(12,091)	$(334)	$(634)	$(968)

From time to time, the Company uses short positions in U.S. Treasury positions as a component of its interest rate hedging portfolio. As of March 31, 2020, the Company held short positions in U.S. Treasury securities, with a principal amount of $2.0 million and a fair value of $2.2 million. As of December 31, 2019, the Company held short positions in U.S. Treasury securities, with a principal amount of $2.1 million and a fair value of $2.1 million. Such securities are included on the Company's Consolidated Balance Sheet under the caption U.S. Treasury securities sold short, at fair value.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of March 31, 2020 and December 31, 2019, the Company had outstanding borrowings under repurchase agreements with 16 and 15 counterparties, respectively.
The following table details the Company's outstanding borrowings under repurchase agreements as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$435,235	1.74%	16	$513,092	2.10%	15
31-60 days	481,648	1.78	45	549,541	1.91	45
61-90 days	192,459	0.90	75	233,639	1.97	74
Total	$1,109,342	1.61%	39	$1,296,272	2.00%	39

Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of March 31, 2020 and December 31, 2019, the fair value of RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.2 billion and $1.3 billion, respectively. Collateral transferred under outstanding borrowings as of March 31, 2020 includes RMBS in the amount of $112.3 million that were sold prior to period end but for which such sale had not yet settled. Collateral transferred under outstanding borrowings as of December 31, 2019 includes RMBS in the amount of $3.0 million that were sold prior to year end but for which such sale had not yet settled. In addition as of March 31, 2020 and December 31, 2019, the Company was posting to repurchase agreement counterparties net cash collateral of $20.5 million and $24.9 million, respectively, as a result of margin calls with various repurchase agreement counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. There was no counterparty for which the amount at risk was greater than 10% of shareholders' equity as of March 31, 2020 or December 31, 2019.
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
The following tables present information about certain assets and liabilities representing financial instruments as of March 31, 2020 and December 31, 2019. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.

March 31, 2020:

Description	Gross Amounts of Assets (Liabilities) in the Consolidated Balance Sheet	Gross Amounts Offset in the Consolidated Balance Sheet	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$1,732	$—	$1,732	$(1,276)	$—	$—	$456
Reverse repurchase agreements	28,288	(26,070)	2,218	(2,218)	—	—	—
Liabilities:
Financial derivatives–liabilities	(20,234)	—	(20,234)	1,276	—	18,334	(624)
Repurchase agreements	(1,135,412)	26,070	(1,109,342)	2,218	1,086,654	20,470	—

(1)	In the Company's Consolidated Balance Sheet, all balances associated with financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of March 31, 2020 were $1.2 billion. As of March 31, 2020 total cash collateral (received) pledged on financial derivative assets and liabilities excludes $0.3 million and $8.2 million respectively of net excess cash collateral.

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

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December 31, 2019 were $1.3 billion. As of December 31, 2019 total cash collateral on financial derivative assets and liabilities excludes $8.3 million and $1.1 million, respectively of net excess cash collateral.

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

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of March 31, 2020 and 2019, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three-month periods ended March 31, 2020 and 2019:

	Three-Month Period Ended
(In thousands except for share amounts)	March 31, 2020	March 31, 2019
Numerator:
Net income (loss)	$(16,745)	$8,928
Denominator:
Basic and diluted weighted average shares outstanding	12,434,755	12,467,913
Basic and diluted earnings per share	$(1.35)	$0.72

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
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For the three-month periods ended March 31, 2020 and 2019, the total management fee incurred was $0.5 million and $0.6 million, respectively.
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
For the three-month periods ended March 31, 2020 and 2019, the Company reimbursed the Manager $0.7 million and $0.8 million, respectively, for previously incurred operating and compensation expenses. As of both March 31, 2020 and December 31, 2019, the outstanding payable to the Manager for operating and compensation expenses was $0.2 million which are included in Accrued expenses on the Consolidated Balance Sheet.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of March 31, 2020 and December 31, 2019, there were 12,319,616 and 12,455,758 common shares outstanding, respectively. No preferred shares have been issued.
Detailed below is a roll forward of the Company's common shares outstanding for the three-month periods ended March 31, 2020 and 2019:

	Three-Month Period Ended
	March 31, 2020	March 31, 2019
Common Shares Outstanding (12/31/2019 and 12/31/2018, respectively)	12,455,758	12,507,213
Share Activity:
Shares repurchased	(136,142)	(40,110)
Common Shares Outstanding (3/31/2020 and 3/31/2019, respectively)	12,319,616	12,467,103
Unvested restricted shares outstanding (3/31/2020 and 3/31/2019, respectively)	25,476	21,159

The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at March 31, 2020:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	15,024	September 11, 2019	September 10, 2020
Partially dedicated employees:
	3,669	December 13, 2019	December 13, 2020
	3,668	December 13, 2019	December 13, 2021
	3,115	December 11, 2018	December 11, 2020

(1)	Date at which such restricted shares will vest and become non-forfeitable.
As of March 31, 2020, there were 298,724 shares available for future issuance under the Company's 2013 Equity Incentive Plan.

On June 13, 2018, the Company's Board of Trustees approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. During the three-month period ended March 31, 2020, the Company repurchased 136,142 of its common shares at an aggregate cost of $1.0 million, and an average price per share of $7.24. From inception of the current share repurchase program adopted on June 13, 2018 through March 31, 2020, the Company repurchased 434,171 of its common shares at an aggregate cost of $4.1 million, and an average price per share of $9.45.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of March 31, 2020 and December 31, 2019 and management is not aware of any significant contingencies at March 31, 2020.
12. Subsequent Events
The COVID-19 pandemic has been unprecedented and continues to have an impact on the U.S. and global economies. The COVID-19 pandemic has negatively affected the Company's business, and the Company believes that it may continue to do so. This pandemic has caused significant volatility and disruption in the financial markets both globally and in the United States. If COVID-19 continues to spread and/or efforts to contain COVID-19 are unsuccessful, the Company's business, financial condition, liquidity, and results of operations could be materially and adversely affected. The extent of the continued and ultimate impact of the COVID-19 pandemic on the Company's financial condition, liquidity, and results of operations cannot be reasonably predicted at this time, since it will depend on various factors which cannot be reasonably predicted at this time, including the duration of the pandemic, the continued spread of the disease, and the associated response from federal and state governments.

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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account all information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; our use of and dependence on leverage; future changes with respect to the Federal National Mortgage Association, or "Fannie Mae," and Federal Home Loan Mortgage Corporation, or "Freddie Mac," and related events, including the lack of certainty as to the future roles of these entities and the U.S. Government in the mortgage market and changes to legislation and regulations affecting these entities; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities we own and intend to acquire; changes in rates of default and/or recovery rates on our non-Agency assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; and risks associated with investing in real estate assets, including changes in business conditions and the general economy, such as those resulting from the economic effects related to the COVID-19 pandemic, and associated responses to the pandemic. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
We were formed through an initial strategic venture among affiliates of Ellington Management Group, L.L.C., an investment management firm and registered investment adviser with a 25-year history of investing in a broad spectrum of residential and commercial mortgage-backed securities, or "MBS," and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." As of March 31, 2020, the Blackstone Funds owned approximately 25% of our outstanding common shares. We are externally managed and advised by our Manager, an affiliate of Ellington.

We use leverage in our Agency RMBS strategy and, while we have not done so meaningfully to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of March 31, 2020, we had outstanding borrowings under repurchase agreements in the amount of $1.1 billion with 16 counterparties.
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
As of March 31, 2020, our book value per share was $11.34, as compared to $12.91 as of December 31, 2019.
Trends and Recent Market Developments
Market Overview

•
At its January meeting, the U.S. Federal Reserve, or the "Federal Reserve," maintained its target range of 1.50%–1.75% for the federal funds rate, but noted concerns about the spread of the novel coronavirus disease ("COVID-19") in its minutes. As the quarter progressed and the virus spread, the Federal Reserve, in conjunction with the administration and Congress, took the following steps to counteract the economic impact and negative risk sentiment associated with COVID-19:

◦	March 3: The Federal Reserve announced a 50-basis-point reduction in the target range for the federal funds rate to 1.00%-1.25%.

◦	March 6: The president signed an $8.3 billion emergency spending package to combat the spread of COVID-19, which included funding for prevention efforts and vaccination research.

◦
March 13: The president declared a national emergency, which released approximately $50 billion in federal aid to areas affected by COVID-19, and led to the IRS issuing Notice 2020-17 (on March 23), which enabled individuals to defer federal income tax payments up to $1 million for tax year 2019 until July 15, 2020 without incurring interest or penalties. Corporations were permitted to defer tax payments up to $10 million until July 15, 2020 as well.

◦
March 15: The Federal Reserve announced that it "is prepared to use its full range of tools to support the flow of credit to households and businesses and thereby promote its maximum employment and price stability goals" and took the following actions: (i) reduced the target range for the federal funds rate by an additional 100 basis points to 0.00%–0.25%; (ii) committed to purchase at least $500 billion of U.S. Treasury securities and at least $200 billion of Agency MBS, and announced that it would reinvest all principal payments from current holdings of Agency debt and Agency MBS back into Agency MBS; (iii) reduced the rate at its discount window by 150 basis points; (iv) reduced the reserve requirement ratios for depository institutions to 0% effective March 26th; (v) announced its intention to continue conducting term and overnight repo operations; (vi) encouraged banks to use their capital and liquidity buffers to lend; and (vii) in coordination with other central banks, expanded U.S. dollar liquidity swap lines with foreign banks, which would be further expanded in subsequent days.

◦
March 17–18: the Federal Reserve announced several funding and liquidity programs: a Primary Dealer Credit Facility, to provide overnight liquidity to primary dealers of the New York Fed; a Commercial Paper Funding Facility ("CPFF"), to relieve funding constraints in the commercial paper market; and a Money Market Mutual Fund Liquidity Facility ("MMLF"), to provide liquidity to help money market mutual funds manage redemptions. The scope of MMLF was subsequently expanded on March 20th.

◦	March 18: The president signed the Families First Coronavirus Response Act, which expanded paid sick leave and unemployment insurance, and provided for free COVID-19 testing.

◦
March 23: The Federal Reserve removed the explicit limits on its purchases of U.S. Treasury securities and Agency MBS announced on March 15th, remarking that it would purchase these assets "in the amounts needed to support smooth market functioning and effective transmission of monetary policy to broader financial conditions and the economy." It also announced a Primary Market Corporate Credit Facility for corporate bond new issuance; a Secondary Market Corporate Credit Facility for corporate bond secondary market transactions; a Term Asset-Backed Securities Loan Facility ("TALF"), to provide support to the ABS market; and a Main Street Business Lending Program to lend to eligible small to mid-size enterprises. Further, it expanded the CPFF to include a wider range of eligible securities.

◦
March 27: The U.S. Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), was signed into law. The CARES Act provided for approximately $2 trillion of stimulus spending, including support to individuals, large corporations, small businesses, state and local governments, and public health.

•
Interest rates dropped dramatically during the second half of the quarter, as the spread of COVID-19 prompted a flight to safety. Between February 12th and March 9th, the 10-year U.S. Treasury yield plummeted 109 basis points to a record low of 0.54%, before rebounding to 1.19% less than two weeks later, and then declining to 0.67% as of March 31st. U.S. Treasury yields fell across the yield curve over the course of the quarter, with yields on 3-month Treasury bills down 148 basis points, yields on the 2-year U.S. Treasury down 132 basis points, and yields on the 10-year U.S. Treasury down 125 basis points. On March 9th, the MOVE index, which measures U.S. interest rate volatility, reached its highest point since the 2008-2009 financial crisis.

•
Mortgage rates also declined during the quarter, with the Freddie Mac Survey 30-year mortgage rate reaching an all-time low of 3.29% on March 5th, before closing the quarter at 3.50%, 24 basis points lower than year end. Refinancing applications surged with the declining mortgage rates. On March 6th, the Mortgage Bankers Association's Refinance Index, which measures refinancing application volumes, increased 79% to its highest level since April 2009. At quarter end, the index had increased 248% compared to year end. Overall Fannie Mae 30-year MBS prepayments declined from a CPR of 17.0 in December to 14.8 in January, before rising to 16.6 CPR in February and then surging to 23.6 CPR in March, its highest level in more than six years.

•
LIBOR rates, which drive many of our financing costs, also declined sharply in the first quarter in connection with the Federal Reserve actions, reaching three-year lows. One-month LIBOR decreased 77 basis points to end the quarter at 0.99%, and three-month LIBOR fell 46 basis points to 1.45%.

•
U.S. real GDP shrank at an estimated annualized rate of 4.8% in the first quarter, a sharp reversal from the 2.1% annualized growth rate recorded in the fourth quarter of 2019, and the largest contraction since the 2008-2009 financial crisis. Unemployment increased to 4.4% at March 31, 2020, its highest level since August 2017, compared to 3.5% at both December 31, 2019 and February 29, 2020. U.S. employers reported a reduction of 701,000 jobs in March, with more than 22 million new unemployment claims filed between March 15 and April 11. Further significant increases in the unemployment rate are anticipated.

•
For the first quarter, the Bloomberg Barclays U.S. MBS Index generated a return of 2.82%, and a negative excess return (on a duration-adjusted basis) of 0.83% relative to the Bloomberg Barclays U.S. Treasury Index, reflecting that Agency RMBS underperformed their benchmark hedging instruments during the quarter. The negative excess return for the quarter had reached as high as 2.22% as of March 19th, before actions by the Federal Reserve caused yield spreads on Agency RMBS to tighten going into quarter-end.

•
The Bloomberg Barclays U.S. Corporate Bond Index generated a loss of 3.63% and a negative excess return of 13.50%, while the Bloomberg Barclays U.S. Corporate High Yield Bond Index generated a loss of 12.68% and a negative excess return of 17.03%.

•
U.S. equities had their worst quarter since the 2008-2009 financial crisis, with the Dow Jones Industrial Average declining 23%, the S&P down 20%, and the NASDAQ down 14%. Stock markets were highly volatile during the quarter, as the S&P 500 declined 34% between February 19th and March 23rd, and then increased 18% over the next three days. Because of rapid price declines that tripped market "circuit breakers," trading was halted temporarily on the major U.S. stock exchanges on four trading days during the quarter. The CBOE Volatility Index, which measures expected moves in the S&P 500 index, registered an all-time high of 82.69 on March 16th. London's FTSE 100 declined 25%, while the MSCI World global equity index declined 21%.

The first quarter of 2020 began quietly. In January, the U.S. and China inked phase one of the trade pact agreed to in December, U.S./Iranian tensions eased, and the Federal Reserve maintained its target range for the federal funds rate. Stocks continued to perform well, with the S&P 500 hitting record highs in January and again in February. Meanwhile, however, uncertainty began to creep into the market around the spread of COVID-19. The 10-year U.S. Treasury yield declined 31 basis points during the last two weeks of January and measures of volatility began to increase, while Chinese stocks declined.
As the quarter progressed, concerns about the economic impact of the virus intensified as the number of global cases increased. On March 11th, the World Health Organization declared COVID-19 a pandemic. Earlier concerns about the impact on global supply chains and on China's growth quickly grew into fears of much more far-reaching impacts on the global economy. Economic activity gradually declined as countries around the world implemented social-distancing restrictions; unemployment claims surged and GDP growth forecasts were revised down as the market began to price in a global recession.
In March, the global response to the pandemic led to extreme market volatility and dislocations in the financial markets. Yield spreads on most fixed income assets widened sharply in the first half of March. For Agency RMBS, the heightened levels of interest rate volatility, together with concerns of a liquidity crunch in the private sector, exacerbated fundamental concerns about a surge in prepayments from the decline in mortgage rates; while for credit assets, the negative macroeconomic developments raised concerns about a potential surge in future credit losses within many sectors. Across virtually all credit-sensitive fixed income asset classes, repo financing stresses and sharp declines in asset prices severely reduced liquidity, and prompted forced selling from many market participants experiencing liquidity problems, which further contributed to price declines and yield spread widening. This selling was particularly acute in structured credit assets, and even Agency RMBS, despite their creditworthiness, experienced significant yield spread widening in sympathy.
Meanwhile, equities sold off sharply across the globe, volatility surged market-wide and a flight to safety drove record-low yields on the 10-year U.S. Treasury and a seven-year high for the price of gold. Oil prices dropped sharply in response to the anticipated shock on demand, only to absolutely collapse when a price war erupted between Russia and Saudi Arabia. Over the course of the quarter, WTI crude oil futures dropped 66%.
Around the globe, central banks and governments responded swiftly and aggressively with interest rate cuts, quantitative easing programs, and stimulus packages. The Federal Reserve deployed its full crisis playbook, implementing two emergency rate cuts totaling 150 basis points, resuming its asset purchases at an unprecedented pace, adding additional liquidity to repo markets, and forming several credit facilities to stabilize markets. The White House and U.S. Congress passed three rounds of stimulus packages, culminating in the $2 trillion CARES Act on March 27th, the largest emergency spending bill in history.
In response to these extraordinary measures, U.S. equities bounced back sharply from their March 23rd lows, as a 34% drop in the S&P 500 in less than five weeks was immediately followed by an 18% rise in just three days. The Federal Reserve's injections of capital eased liquidity stresses, and yield spreads on securities included in the Federal Reserve's asset purchase programs tightened sharply, particularly Agency RMBS, which recovered strongly during the last two weeks of the quarter. Yield spreads in some credit-sensitive sectors, such as investment-grade corporate bonds, also tightened significantly, while other sectors, including non-investment-grade CMBS, noticeably lagged. Most measures of market volatility subsided from their highs, but overall volatility remained greatly elevated.
Following quarter end, additional stimulus measures were taken by the Federal Reserve, including the announcement on April 9th that it would provide up to an additional $2.3 trillion in loans to support the U.S. economy. Meanwhile, cases of COVID-19 continue to rise around the globe, and without an effective treatment or a vaccine, the number of fatalities continue to rise. The economic fallout related to COVID-19, including the effects of the shutdowns and other efforts towards containment, represent a textbook exogenous shock to both supply and demand. So far, we have seen early evidence of its impact on specific regions and specific industries, and more generally on GDP and unemployment. U.S. GDP declined by 4.8% in the first quarter, while more than 22 million new unemployment claims were filed between March 15th and April 11th. While the global government and central bank responses have provided a boost to liquidity and meaningfully improved market performance in the short term, the path forward for the economy generally, and the credit markets in particular, remains unclear.
Portfolio Overview and Outlook
As of March 31, 2020, our mortgage-backed securities portfolio consisted of $898.8 million of fixed-rate Agency "specified pools," $30.2 million of Agency RMBS backed by adjustable rate mortgages, or "Agency ARMs," $98.4 million of Agency reverse mortgage pools, $15.6 million of Agency interest only securities, or "Agency IOs," and $7.5 million of non-Agency RMBS. Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and mortgages with various other characteristics.
In light of the heightened levels of market volatility and systemic liquidity risk experienced during the first quarter, we proactively reduced the size of our agency portfolio, thereby bolstering our liquidity and lowering our leverage. By reducing our agency portfolio in an orderly and measured way, we entirely avoided any forced asset sales. Our overall RMBS portfolio decreased by 25% to $1.051 billion as of March 31, 2020, as compared to $1.402 billion as of December 31, 2019. Our overall debt-to-equity ratio, adjusted for unsettled purchases and sales, decreased to 7.2:1 as of March 31, 2020 from 8.1:1 as of December 31, 2019. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions. As of March 31, 2020, substantially all of our borrowings were secured by specified pools.
During the first half of March, with heightened interest rate volatility and a flight to the safe haven of U.S. Treasuries, yield spreads on Agency RMBS widened significantly. As a result, we received margin calls under our financing arrangements that were higher than typical historical levels. We satisfied all of these margin calls. Actions during the second half of March by the Federal Reserve helped stabilize the market for Agency RMBS, causing yield spreads to tighten significantly. As of March 31, 2020, we had cash and cash equivalents of $59.7 million, along with other unencumbered assets of approximately $12.1 million.

The precipitous decline in interest rates and high levels of interest rate volatility generated net realized and unrealized losses on our hedges, and while our Agency RMBS assets did appreciate in price during the quarter, they significantly underperformed our hedges. As a result, we experienced a significant net loss for the first quarter.
Furthermore, TBAs outperformed specified pools during the quarter, depressing pay-ups on our specified pool portfolio. The underperformance of specified pools relative to TBAs can largely be attributed to market-wide liquidity problems, exacerbated by quarter-end balance sheet pressures, as well as to the implementation of the Federal Reserve's amplified asset purchase program during the quarter, which was generally limited to TBAs and generic pools, as opposed to specified pools with pay-ups. Despite the drop in mortgage rates during the quarter, average pay-ups on our specified pools decreased to 1.67% as of March 31, 2020, as compared to 2.05% as of December 31, 2019. Pay-ups are price premiums for specified pools relative to their TBA counterparts.
During the quarter we continued to hedge interest rate risk, primarily through the use of interest rate swaps, and to a lesser extent through the use of short positions in TBAs, U.S. Treasury securities, and futures. While TBAs outperformed specified pools during the quarter, they severely underperformed interest rate swaps and U.S. Treasury securities, so we benefited by having a portion of our interest rate hedges in TBA short positions as opposed to interest rate swaps.
Primarily as a result of asset sales, our net mortgage assets-to-equity ratio—which we define as the net aggregate market value of our mortgage-backed securities (including the underlying market values of our long and short TBA positions) divided by total shareholders' equity—declined during the quarter. From time to time, in response to market opportunities and other factors, we increase or decrease our net mortgage assets-to-equity ratio by varying the sizes of our net short TBA position and/or our long RMBS portfolio. The following table summarizes our net mortgage assets-to-equity ratio and provides additional details, for the last five quarters, to illustrate this fluctuation.

	Notional Amount of Long TBAs	Notional Amount of Short TBAs	Fair Value of Mortgage-backed Securities	Net Short TBA Underlying Market Value(1)	Net Mortgage Assets-to-Equity Ratio
($ In thousands)
March 31, 2020	$53,800	$(303,388)	$1,050,521	$(266,536)	5.6:1
December 31, 2019	70,447	(246,955)	1,401,778	(183,369)	7.6:1
September 30, 2019	106,465	(301,223)	1,394,568	(202,014)	7.7:1
June 30, 2019	259,155	(332,583)	1,459,452	(74,780)	9.0:1
March 31, 2019	216,234	(367,422)	1,492,261	(152,342)	8.5:1

(1)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.
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
In our non-Agency RMBS portfolio, as with most other fixed income credit assets, yield spreads widened substantially and resulted in mark-to-market losses for the quarter. Our total investment in non-Agency RMBS was $7.5 million and $8.9 million as of March 31, 2020 and December 31, 2019, respectively. Given this substantial yield spread widening, we are currently considering increasing our capital allocation to this sector.
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019, and March 31, 2019.

	Three-Month Period Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Three-Month Constant Prepayment Rates	15.4%	14.9%	14.5%	9.6%	6.0%

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of March 31, 2020 and December 31, 2019.

		March 31, 2020			December 31, 2019
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	2.50	$1,700	$1,797	6	$4,900	$4,953	64
	3.00	13,167	13,891	40	33,474	34,537	62
	3.50	86,460	91,906	32	110,637	115,902	31
	4.00	22,408	23,965	34	23,480	24,944	28
	4.50	776	816	126	859	895	123
Total 15-year fixed-rate mortgages		124,511	132,375	34	173,350	181,231	38
20-year fixed-rate mortgages:
	5.00	1,087	1,187	19	1,276	1,385	16
Total 20-year fixed-rate mortgages		1,087	1,187	19	1,276	1,385	16
30-year fixed-rate mortgages:
	3.00	20,022	21,113	59	34,052	34,858	42
	3.03	309	329	93	312	323	90
	3.25	845	897	39	849	884	36
	3.28	100	106	93	101	104	90
	3.50	179,663	192,659	51	213,367	224,427	45
	3.75	3,038	3,234	32	3,054	3,179	29
	4.00	221,944	240,423	50	335,843	356,323	36
	4.50	174,550	189,502	40	230,635	246,829	32
	5.00	91,748	99,597	36	124,558	134,235	27
	5.50	9,669	10,674	40	45,374	48,674	19
	6.00	6,174	6,686	18	8,306	9,042	15
Total 30-year fixed-rate mortgages		708,062	765,220	46	996,451	1,058,878	35
Total fixed-rate Agency RMBS		$833,660	$898,782	44	$1,171,077	$1,241,494	35
Prices on our Agency RMBS portfolio increased during the three-month period ended March 31, 2020 and we had total net realized and unrealized gains on our Agency RMBS of $11.8 million, or $0.94 per share. Our Agency RMBS portfolio turnover was 31% for the three-month period ended March 31, 2020.
During the three-month period ended March 31, 2020, we continued to hedge interest rate risk, primarily through the use of interest rate swaps and short positions in TBAs, U.S. Treasury securities, and futures. For the three-month period ended March 31, 2020, we had total net realized and unrealized losses of $(30.0) million, or $(2.41) per share, on our interest rate hedging portfolio, as interest rates declined sharply and were highly volatile. In our hedging portfolio, the relative proportion, based on 10-year equivalents, of net short positions in TBAs increased quarter over quarter relative to our other interest rate hedges. 10-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates. The relative makeup of our interest rate hedging portfolio can change materially from period to period.

After giving effect to a dividend during the three-month period ended March 31, 2020 of $0.28 per share, our book value per share decreased to $11.34 as of March 31, 2020, from $12.91 as of December 31, 2019, and we had an economic return of (10.0)% for the three-month period ended March 31, 2020. Economic return is computed by adding back dividends declared to ending book value per share, and comparing that amount to book value per share as of the beginning of the quarter.
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. As of March 31, 2020 and December 31, 2019, our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 5.6% and 5.3%, respectively. Excluding TBA positions used to hedge our specified pool holdings, our Agency premium as a percentage of fair value was approximately 7.2% and 5.8% as of March 31, 2020 and December 31, 2019, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
We believe that our adaptive and active style of portfolio management is well suited to the current MBS market environment, which, especially given the current effects and future uncertainties related to COVID-19, exhibits high levels of interest rate risk, prepayment risk, financing and liquidity risk, shifting central bank and government policies, regulatory changes, and disruptive technological developments.
Financing
For the three-month period ended March 31, 2020, our average repo borrowing cost decreased to 1.86% as compared to 2.15% for the three-month period ended December 31, 2019. The period-over-period decline in average repo borrowing cost was due to a decrease in short-term interest rates as well as a decrease in financing spreads as measured against LIBOR. As of March 31, 2020, the weighted average borrowing rate on our repurchase agreements declined to 1.61% from 2.00% as of December 31, 2019.
While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as banks, are active in providing repo financing. Most of our outstanding repo financing is still provided by banks and bank affiliates; however, we have also entered into repo agreements with non-bank dealers. During the quarter and through the date of this report, we were able to roll our repos in an orderly manner, albeit at times with slightly higher haircuts.
Our debt-to-equity ratio was 7.9:1 as of March 31, 2020, as compared to 8.1:1 as of December 31, 2019. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 7.2:1 as of March 31, 2020, as compared to 8.1:1 as of December 31, 2019. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
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

Financial Condition
Investment portfolio
The following tables summarize our securities portfolio as of March 31, 2020 and December 31, 2019:

	March 31, 2020					December 31, 2019
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed-rate mortgages	$124,511	$132,375	$106.32	$127,030	$102.02	$173,350	$181,231	$104.55	$176,848	$102.02
20-year fixed-rate mortgages	1,087	1,187	109.20	1,165	107.18	1,276	1,385	108.54	1,356	106.27
30-year fixed-rate mortgages	708,062	765,220	108.07	738,821	104.34	996,451	1,058,878	106.26	1,041,550	104.53
ARMs	28,823	30,233	104.89	29,836	103.51	32,122	33,255	103.53	33,049	102.89
Reverse mortgages	90,656	98,357	108.49	97,215	107.24	91,560	99,934	109.15	98,407	107.48
Total Agency RMBS	953,139	1,027,372	107.79	994,067	104.29	1,294,759	1,374,683	106.17	1,351,210	104.36
Non-Agency RMBS	10,507	7,520	71.57	6,620	63.01	10,947	8,851	80.85	6,924	63.25
Total RMBS(2)	963,646	1,034,892	107.39	1,000,687	103.84	1,305,706	1,383,534	105.96	1,358,134	104.02
Agency IOs	n/a	15,629	n/a	17,266	n/a	n/a	18,244	n/a	17,795	n/a
Total mortgage-backed securities		1,050,521		1,017,953			1,401,778		1,375,929
U.S. Treasury securities sold short	(2,000)	(2,154)	107.70	(2,164)	108.20	(2,100)	(2,070)	98.57	(2,070)	98.57
Reverse repurchase agreements	2,218	2,218	100.00	2,218	100.00	2,084	2,084	100.00	2,084	100.00
Total		$1,050,585		$1,018,007			$1,401,792		$1,375,943

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Excludes Agency IOs.
The vast majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency collateralized mortgage obligations, or "CMOs." As of both March 31, 2020 and December 31, 2019, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
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

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$655	$48
TBA securities sale contracts	127	74
Fixed payer interest rate swaps	—	3,543
Fixed receiver interest rate swaps	619	81
Futures	331	434
Total financial derivatives–assets, at fair value	1,732	4,180
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	—	(71)
TBA securities sale contracts	(3,582)	(233)
Fixed payer interest rate swaps	(12,837)	(1,632)
Fixed receiver interest rate swaps	(115)	(15)
Futures	(3,700)	(96)
Total financial derivatives–liabilities, at fair value	(20,234)	(2,047)
Total	$(18,502)	$2,133
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
In the case of TBAs, most of our positions are short TBA positions with negative duration, meaning that should interest rates rise, the value of the short position would be expected to increase. This expected increase in value would then serve to offset corollary expected increases in our current and/or future borrowing costs under our repurchase agreements, and so in this manner our short TBA positions serve as a hedge against potential increases in interest rates. While we use TBAs to hedge interest rate risk, we also hold net long positions in certain TBA securities as a means of acquiring exposure to Agency RMBS.

As of March 31, 2020, as part of our interest rate hedging program, we also held short positions in U.S. Treasury securities, with a total principal amount of $2.0 million and a fair value of $2.2 million. As of December 31, 2019, we also held short positions in U.S. Treasury securities, with a total principal amount of $2.1 million and a fair value of $2.1 million.
The composition and relative mix of our hedging instruments may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of March 31, 2020 and December 31, 2019. We had no other borrowings outstanding.

	March 31, 2020			December 31, 2019
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$435,235	1.74%	16	$513,092	2.10%	15
31-60 days	481,648	1.78	45	549,541	1.91	45
61-90 days	192,459	0.90	75	233,639	1.97	74
Total	$1,109,342	1.61%	39	$1,296,272	2.00%	39
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. In response to the significant volatility of the first quarter caused by the spread of COVID-19, we strategically reduced the size of our portfolio in order to lower our leverage and enhance our liquidity position. As of March 31, 2020 and December 31, 2019, our total debt-to-equity ratio was 7.9:1 and 8.1:1, respectively. Collateral transferred with respect to our outstanding repo borrowings as of March 31, 2020 and December 31, 2019 had an aggregate fair value of $1.2 billion and $1.3 billion, respectively. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 7.2:1 and 8.1:1 as of March 31, 2020 and December 31, 2019, respectively. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets conditions, and the timing of security purchase and sale transactions.
During the first half of March 2020, yield spreads on Agency RMBS widened significantly and market volatility spiked. As a result, we received margin calls under our financing arrangements that were higher than typical historical levels. We satisfied all of these margin calls. Actions during the second half of March 2020 by the Federal Reserve helped stabilize the market for Agency RMBS, causing yield spreads to tighten significantly. As of March 31, 2020, we had cash and cash equivalents of $59.7 million, along with other unencumbered assets of approximately $12.1 million.
Shareholders' Equity
As of March 31, 2020, our shareholders' equity decreased to $139.7 million from $160.8 million as of December 31, 2019. This increase principally consisted of net income (loss) of $(16.7) million, dividends declared of $(3.4) million, and common shares repurchased of $(1.0) million. As of March 31, 2020, our book value per share was $11.34, as compared to $12.91 as of December 31, 2019.

Results of Operations for the Three-Month Periods Ended March 31, 2020 and 2019
The following table summarizes our results of operations for the three-month periods ended March 31, 2020 and 2019:

	Three-Month Period Ended
(In thousands except for per share amounts)	March 31, 2020	March 31, 2019
Interest Income (Expense)
Interest income	$9,881	$12,613
Interest expense	(6,100)	(9,555)
Net interest income	3,781	3,058
Expenses
Management fees to affiliate	526	595
Other operating expenses	762	773
Total expenses	1,288	1,368
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	7,861	20,297
Net realized and change in net unrealized gains (losses) on financial derivatives	(27,099)	(13,059)
Total Other Income (Loss)	(19,238)	7,238
Net Income (Loss)	$(16,745)	$8,928
Net Income (Loss) Per Common Share	$(1.35)	$0.72
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

The following table reconciles, for the three-month periods ended March 31, 2020 and 2019, Core Earnings to the line on the Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable GAAP measure:

	Three-Month Period Ended
(In thousands except for share amounts)	March 31, 2020	March 31, 2019 (1)
Net Income (Loss)	$(16,745)	$8,928
Adjustments:
Net realized (gains) losses on securities	(1,093)	1,674
Change in net unrealized (gains) losses on securities	(6,768)	(21,971)
Net realized (gains) losses on financial derivatives	6,499	12,091
Change in net unrealized (gains) losses on financial derivatives	20,600	968
Net realized gains (losses) on periodic settlements of interest rate swaps	1,333	1,014
Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	(1,149)	(334)
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	683	944
Subtotal	20,105	(5,614)
Core Earnings	$3,360	$3,314
Weighted Average Shares Outstanding	12,434,755	12,467,913
Core Earnings Per Share	$0.27	$0.27

(1)	Conformed to current period presentation.
Net Income (Loss)
Net income (loss) for the three-month period ended March 31, 2020 was $(16.7) million, as compared to $8.9 million for the three-month period ended March 31, 2019. The period-over-period decline in net income (loss) was primarily due to a reversal from Total Other Income for the three-month period ended March 31, 2019, to Total Other (Loss) for the three-month period ended March 31, 2020, partially offset by an increase in net interest income.
Interest Income
Our portfolio as of both March 31, 2020 and 2019 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $9.5 million and $12.4 million in interest income on these securities for the three-month periods ended March 31, 2020 and 2019, respectively. The period-over-period decrease in interest income primarily resulted from lower average holdings on our Agency RMBS portfolio and lower average asset yields. The Catch-up Premium Amortization Adjustment causes variability in our interest income and portfolio yields. For the three-month periods ended March 31, 2020 and 2019, we had a negative Catch-up Premium Amortization Adjustment of approximately $(0.7) million and $(0.9) million, respectively, which decreased interest income. Excluding the Catch-up Premium Amortization Adjustments, the weighted average yield of our overall portfolio was 3.05% and 3.44% for the three-month periods ended March 31, 2020 and 2019, respectively.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended March 31, 2020 and 2019:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended March 31, 2020	$9,336	$1,332,172	2.80%	$197	$6,747	11.67%	$9,533	$1,338,919	2.85%
Three-month period ended March 31, 2019(2)	$12,123	$1,540,847	3.15%	$244	$9,177	10.64%	$12,367	$1,550,024	3.19%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.

(2)	Average holdings revised upward from previously reported amounts due to a computational error for this period. The yields reported were also revised as a result of this change.

Interest Expense
For the three-month periods ended March 31, 2020 and 2019, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the three-month period ended March 31, 2020 was $6.1 million, of which $5.9 million represented interest expense on our repo borrowings and $0.2 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the three-month period ended March 31, 2019 was $9.6 million, of which $9.5 million represented interest expense on our repo borrowings and $0.1 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period decrease in our total interest expense resulted mainly from lower rates on our repo borrowings stemming from the decrease in short-term interest rates as well as lower average outstanding borrowings.
The following table shows information related to our average cost of funds(1) for the three-month periods ended March 31, 2020 and 2019.

	Repurchase Agreements			Interest Rate Swaps(2)		Short U.S. Treasury Securities(2)		Total(2)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Average Cost of Funds	Interest expense	Average Cost of Funds	Interest and net periodic expense paid or payable	Average Cost of Funds
(In thousands)
For the three-month period ended March 31, 2020	$1,281,507	$5,919	1.86%	$(198)	(0.06)%	$162	0.05%	$5,883	1.85%
For the three-month period ended March 31, 2019	$1,422,333	$9,456	2.70%	$(675)	(0.19)%	$95	0.03%	$8,876	2.53%

(1)	This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.

(2)
As an alternative cost of funds measure, we add to our repo borrowing cost the net periodic amounts paid or payable by us on our interest rate swaps and the interest expense we incur on our short positions in U.S. Treasury securities, and express the total as a percentage of our average outstanding repurchase agreement borrowings.

For the three-month periods ended March 31, 2020 and 2019, average one-month LIBOR was 1.41% and 2.50%, respectively. For the three-month periods ended March 31, 2020 and 2019, average six-month LIBOR was 1.49% and 2.76%, respectively. For the three-month period ended March 31, 2020, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 3.05%, while our total average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.85%, resulting in a net interest margin of 1.20%. By comparison, for the three-month period ended March 31, 2019, the weighted average yield of our Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 3.44%, while our average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 2.53%, resulting in a net interest margin of 0.91%.
Management Fees
For three-month periods ended March 31, 2020 and 2019, our management fee expense was approximately $0.5 million and $0.6 million, respectively. The decrease in management fee was primarily due to a smaller capital base period over period. Management fees are calculated based on our shareholders' equity at the end of each quarter.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. For each of the three-month periods ended March 31, 2020 and 2019, our other operating expenses were approximately $0.8 million.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the three-month period ended March 31, 2020, Other income (loss) was $(19.2) million, consisting of net realized and change in net unrealized gains of $11.8 million on our Agency RMBS, which was more than offset by net realized and change in net unrealized losses of $(2.9) million on our short U.S. Treasury securities, $(1.0) million on our non-Agency RMBS, and $(27.1) million on our financial derivatives. The increase in prices on our Agency RMBS holdings, primarily as a result of the decrease in interest rates and the stabilization activities of the Federal Reserve during the period ended March 31, 2020, led to gains on our securities portfolio. The decrease in interest rates, along with the volatility of interest rates, also led to losses on our interest rate hedges, including net realized and unrealized losses of $(17.5) million on our interest rate swaps, $(6.2) million on our futures, and $(3.4) million on our TBAs. For the three-month period ended March 31, 2020, as measured by sales and excluding paydowns, we turned over approximately 31% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized gains of $4.0 million on our Agency RMBS portfolio.
Other income (loss) for the three-month period ended March 31, 2019 was $7.2 million and consisted of net realized and change in net unrealized gains of $20.3 million on our securities, primarily our Agency RMBS, partially offset by net realized and change in net unrealized losses of $(13.1) million on our financial derivatives. The increase in prices on our Agency RMBS holdings, as a result of a decrease in interest rates and tightening yield spreads on many Agency RMBS during the three-month period ended March 31, 2019, led to significant net realized and unrealized gains on our securities portfolio. We had net realized and unrealized gains of $20.1 million on our Agency RMBS, partially offset by net realized and unrealized losses of $(13.1) million from our net TBA short positions, interest rate swaps, and futures. The increase in mortgage prices and decrease in interest rates led to losses on our TBA short positions, interest rate swaps, and futures. For the three-month period ended March 31, 2019, as measured by sales and excluding paydowns, we turned over approximately 16% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized losses of $(1.6) million on our Agency RMBS portfolio.
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
As of March 31, 2020 and December 31, 2019, we had $1.1 billion and $1.3 billion outstanding under our repurchase agreements, respectively. As of March 31, 2020, our outstanding repurchase agreements were with 16 counterparties.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of March 31, 2020 and December 31, 2019, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 5.0% and 4.9%, respectively.

The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
March 31, 2020(1)	$1,109,342	$1,281,507	$1,308,377
December 31, 2019	1,296,272	1,301,270	1,319,839
September 30, 2019	1,337,984	1,369,722	1,374,080
June 30, 2019	1,442,043	1,412,434	1,442,043
March 31, 2019	1,427,147	1,422,333	1,427,147
December 31, 2018	1,481,561	1,456,905	1,481,561
September 30, 2018	1,500,632	1,506,855	1,515,617
June 30, 2018	1,537,216	1,530,734	1,537,216
March 31, 2018	1,589,319	1,588,515	1,590,790
December 31, 2017	1,597,206	1,614,096	1,643,683
September 30, 2017	1,642,313	1,633,746	1,650,729
June 30, 2017(2)	1,628,450	1,339,806	1,628,450

(1)
For the quarter ended March 31, 2020 in response to significant volatility and heightened risks in the financial markets as a result of the spread of COVID-19, we significantly reduced our outstanding borrowings to lower leverage and increase our liquidity.

(2)
For the quarter ended June 30, 2017, the significant increase between average borrowings outstanding and total borrowings as of June 30, 2017 was the result of our deployment of the proceeds from our follow-on offering of common shares during the quarter. Based on our higher equity base, we increased our repo borrowings so as to maintain our desired debt-to-equity ratio.

As of March 31, 2020, we had an aggregate amount at risk under our repurchase agreements with 16 counterparties of $62.2 million. As of December 31, 2019, we had an aggregate amount at risk under our repurchase agreements with 15 counterparties of $62.9 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. If the amounts outstanding under repurchase agreements with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk under our repurchase agreements as of March 31, 2020 and December 31, 2019 does not include $1.3 million and $0.9 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of March 31, 2020, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with three counterparties of approximately $5.9 million. We also had $(4.2) million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2019, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with two counterparties of approximately $10.4 million. We also had $9.0 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of March 31, 2020, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $2.7 million. As of December 31, 2019, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with five counterparties of approximately $1.2 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
Yield spreads on Agency RMBS widened significantly during the first half of March 2020, and market volatility spiked. As a result, throughout the month of March we received margin calls under our financing arrangements and under our derivative contracts that were higher than typical historical levels. We satisfied all of these margin calls.
We held cash and cash equivalents of approximately $59.7 million and $35.4 million as of March 31, 2020 and December 31, 2019, respectively.
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
Three-Month Period Ended March 31, 2020

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.28	$3,449	March 4, 2020	March 31, 2020	April 27, 2020
Three-Month Period Ended March 31, 2019

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.34	$4,239	March 4, 2019	March 29, 2019	April 25, 2019
For the three-month period ended March 31, 2020, our operating activities provided net cash of $5.6 million and our investing activities provided net cash of $205.7 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) used net cash of $182.5 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $28.8 million. We used $3.5 million to pay dividends and $1.0 million to repurchase common shares. As a result of these activities, there was an increase in our cash holdings of $24.3 million, from $35.4 million as of December 31, 2019 to $59.7 million as of March 31, 2020.
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
On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. During the three-month period ended March 31, 2020, we repurchased 136,142 common shares at an average price per share of $7.24 and a total cost of $1.0 million. Under the current repurchase program adopted on June 13, 2018, we have repurchased 434,171 common shares through May 5, 2020 at an average price per share of $9.45 and an aggregate cost of $4.1 million, and have authorization to repurchase an additional 765,829 common shares.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both March 31, 2020 and December 31, 2019, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of March 31, 2020, we had $1.1 billion of outstanding borrowings with 16 counterparties.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of March 31, 2020, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, excluding TBAs	$8,749	6.26%	$18,052	12.92%	$(8,194)	(5.86)%	$(15,834)	(11.33)%
TBAs	(1,890)	(1.35)%	(4,145)	(2.97)%	1,525	1.09%	2,685	1.92%
Non-Agency RMBS	162	0.12%	300	0.21%	(185)	(0.13)%	(394)	(0.28)%
U.S. Treasury Securities, Interest Rate Swaps, and Futures	(7,036)	(5.04)%	(14,409)	(10.30)%	6,696	4.79%	13,055	9.34%
Repurchase and Reverse Repurchase Agreements	(596)	(0.43)%	(1,132)	(0.81)%	591	0.42%	1,182	0.85%
Total	$(611)	(0.44)%	$(1,334)	(0.95)%	$433	0.31%	$694	0.50%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our March 31, 2020 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Business—Special Note Regarding Forward-Looking Statements."
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
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
We and Ellington cannot provide any assurance that, whether the result of regulatory inquiries or otherwise, neither we nor Ellington nor its affiliates will become subject to investigations, enforcement actions, fines, penalties or the assertion of private litigation claims or that, if any such events were to occur, they would not materially adversely affect us. For a discussion of these and other related risks, see "Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries and proceedings, or other legal proceedings" included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes from these previously disclosed risk factors. See also "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q.
In light of developments relating to the COVID-19 pandemic occurring subsequent to the filing of our Annual Report, we are supplementing the risk factors discussed in our Annual Report with the following risk factors, which should be read in conjunction with the risk factors contained in our Annual Report.
Risks Related to Recent Developments
The recent global outbreak of the coronavirus (“COVID-19”) pandemic has adversely affected, and will likely continue to adversely affect, our business, financial condition, liquidity, and results of operations.
The COVID-19 pandemic has negatively affected our business, and we believe that it may continue to do so. This pandemic has caused significant volatility and disruption in the financial markets both globally and in the United States. If COVID-19 continues to spread, efforts to contain COVID-19 are unsuccessful, or the United States experiences another highly infectious or contagious disease in the future, our business, financial condition, liquidity, and results of operations could be materially and adversely affected. The ultimate severity and duration of such effects will depend on future developments that are highly uncertain and difficult to predict, including the geographic spread of the disease, the overall severity of the disease, the duration of the outbreak, the measures that may be taken by various governmental authorities in response to the outbreak (such as quarantines and travel restrictions) and the possible further impacts on the national and global economies. The continued spread of COVID-19, or an outbreak of another highly infectious or contagious disease in the future, could also negatively impact the availability of key personnel necessary to conduct our business.

Moreover, certain actions taken by U.S. or other governmental authorities that are intended to ameliorate the macroeconomic effects of the COVID-19 pandemic or an outbreak due to another highly infectious or contagious disease in the future could harm our business. Any significant decrease in economic activity or resulting decline in the markets in which we invest could also have an adverse effect on our investments in our targeted assets.
The COVID-19 pandemic and certain of the actions taken to reduce the spread of the disease, based on governmental mandates and recommendations, including restrictions on travel, restrictions on the ability of individuals to assemble in groups, and restrictions on the ability of certain businesses to operate have resulted in lost business revenue, rapid and significant increases in unemployment, and changes in consumer behavior, all of which have materially and adversely affected the economy. As a result, borrowers have experienced difficulties meeting their obligations, become unemployed, and sought to forebear payment on or refinance their loans for lower rates, which could increase delinquencies and losses on certain of our investments, and otherwise adversely affect our results of operations. Future outbreaks involving other highly infectious or contagious diseases could have similar adverse effects.
Our inability to access funding, or to access funding on terms that we believe are reasonable or attractive, particularly as a result of ongoing market dislocations resulting from the COVID-19 pandemic or as a result of other future outbreaks involving other highly infectious or contagious diseases, could have a material adverse effect on our financial condition.
Our ability to fund our operations, meet financial obligations, and finance targeted asset acquisitions may be impacted by an inability to secure and maintain our financing through repurchase agreements or other types of borrowings we may enter into from time to time in the future with our counterparties. Because repurchase agreements are short-term commitments of capital, lenders may respond to adverse market conditions in a manner that makes it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings and have, and may continue to, impose more onerous conditions when rolling such repurchase agreements. If we are not able to renew our existing repurchase agreements or other types of borrowings we may enter into from time to time or arrange for new financing on terms acceptable to us, or if we default on our financial covenants, are otherwise unable to access funds under our financing arrangements, or if we are required to post more collateral or face larger haircuts, we may have to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses, and may also force us to curtail our asset acquisition activities. If we are subject to a larger haircut in order to roll a repurchase agreement or other type of borrowing with a particular counterparty then we would be required to post additional margin. Similarly, if we were to move a financing from one counterparty to another that was subject to a larger haircut we would have to repay more cash to the original repurchase agreement counterparty than we would be able to borrow from the new repurchase agreement counterparty. In each of these cases we could be required to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses.
In addition, if there is a contraction in the overall availability of financing for our assets, including if the regulatory capital requirements imposed on our lenders change, our lenders may significantly increase the cost of the financing that they provide to us, or increase the amounts of collateral they require as a condition to providing us with financing. Our lenders also have revised, and may continue to revise, their eligibility requirements for the types of assets that they are willing to finance or the terms of such financing arrangements, including increased haircuts and requiring additional cash collateral, based on, among other factors, the regulatory environment and their management of actual and perceived risk, particularly with respect to assignee liability. Moreover, the amount of financing that we receive under our financing agreements will be directly related to our lenders’ valuation of the financed assets subject to such agreements. Typically, the master repurchase agreements that govern our borrowings under repurchase agreements grant the lender the right to reevaluate the fair market value of the financed assets subject to such repurchase agreements at any time. If a lender determines that the value of the financed assets has decreased, it will generally initiate a margin call. In such cases, a lender's valuations of the financed assets may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A valid margin call requires us to transfer additional cash or qualifying assets to a lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings.Even if we were to dispute the validity of a margin call from a lender, such lender will have possession of the financed assets, and might still decide to exercise its contractual remedies. We would also be required to post additional collateral to our lenders if haircuts were to increase for our repurchase agreements. In any of these situations, we could be forced to sell assets at significantly depressed prices to meet such margin calls or increased haircut requirements, and to maintain adequate liquidity, which could cause us significant losses.
Significant margin calls and/or increased repo haircuts could have a material adverse effect on our results of operations, financial condition, business, liquidity, and ability to make distributions to our shareholders, and could cause the value of our common shares to decline. In recent weeks, we have observed that many of our financing agreement counterparties have assigned lower valuations to certain of our assets, resulting in us having to pay cash or transfer additional securities to satisfy margin calls, which have been higher than historical levels. In addition, we have also experienced an increase in haircuts on repurchase agreements that we have rolled. A sufficiently deep and/or rapid increase in margin calls or haircuts would have an adverse impact on our liquidity and could lead to significant losses or, in the worst case, our insolvency.

We cannot predict the effect that government policies, laws, and plans adopted in response to the COVID-19 pandemic or other future outbreaks involving highly infectious or contagious diseases and resulting recessionary economic conditions will have on us.
Governments have adopted, and we expect will continue to adopt, policies, laws, and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial, and mortgage markets that it has caused. We cannot assure you that these programs will be effective, sufficient, or otherwise have a positive impact on our business.
The declaration, amount, nature, and payment of future dividends on our common shares are subject to uncertainty due to current market conditions, including those resulting from the COVID-19 pandemic, and future outbreaks involving other highly infectious or contagious diseases may result in similar uncertainty and market disruption.
The declaration, amount, nature, and payment of any future dividends on our common shares are at the sole discretion of our Board of Trustees. Under Maryland law, cash dividends on capital stock may only be paid if, after payment, the corporation will be able to pay its debts as they become due in the ordinary course of business; and the corporation’s assets will be greater than its liabilities, plus, unless the charter permits otherwise, the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights on dissolution are superior to those receiving the distribution.. Further, even if we are permitted to pay a dividend under Maryland law, we may not have sufficient cash to pay dividends on our common shares. In addition, in order to preserve our liquidity, our Board of Trustees may declare all or any portion of a dividend to be payable in stock, may delay the record date or payment date for any previously declared, but unpaid, dividend, convert a previously declared, but unpaid, cash dividend on our common shares to a dividend paid partially or completely in common shares, or even revoke a declared, but unpaid, dividend.
Our ability to pay dividends may be impaired if any of the risks described in our 2019 Annual Report on Form 10-K, this Quarterly Report on Form 10-Q, or any of our other periodic or current reports filed with the SEC, were to occur. In addition, payment of dividends depends upon our earnings, liquidity, financial condition, the REIT distribution requirements, our financial covenants, and other factors that our Board of Trustees may deem relevant from time to time. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings or other capital will be available to us in an amount sufficient to enable us to make distributions on our common shares, to pay our indebtedness, or to fund other liquidity needs. Our Board of Trustees will continue to assess the dividend rate on our common shares on an ongoing basis, as market conditions and our financial position continue to evolve. Our Board of Trustees is under no obligation to declare any dividend distribution. We cannot assure you that we will achieve results that will allow us to pay a specified level of dividends or to increase dividends from one period to the next.
The economic and market disruptions caused by the COVID-19 pandemic or by future outbreaks involving other highly infectious or contagious diseases are likely to adversely impact the financial condition of borrowers of residential mortgage loans, including non-Agency securities collateralized by residential mortgage loans.
We are subject to risks related to non-Agency securities backed by residential mortgage loans, and we may in the future acquire residential mortgage loans directly. Over the near and long term, the economic and market disruptions caused by the COVID-19 pandemic are likely to adversely impact the financial condition of borrowers underlying residential mortgage loan investments. As a result, we anticipate that the number of borrowers who become delinquent, request forbearance on, or default on their residential mortgage loans may increase significantly. To the extent that we invest in residential mortgage loans directly, or increase our investment in non-Agency securities, increased levels of payment delinquencies, forbearances, defaults, foreclosures, or losses would adversely affect our business, financial condition, and results of operations, and our ability to pay dividends to our shareholders. When a residential mortgage loan that we own is delinquent, or in default, forbearance or foreclosure, we could be required to advance payments for taxes, insurance, and/or capital expenditures associated with the underlying property to protect our interest in the loan collateral when we might otherwise use the cash to invest in our targeted assets or reduce our financings. Future outbreaks involving other highly infectious or contagious diseases could have similar adverse effects.
Market disruptions caused by COVID-19 may make it more difficult for loan servicers to perform a variety of services, which may adversely impact our business and financial results.
We may in the future invest in residential mortgage loans directly. In connection with any such investments, we would rely on third-party service providers, principally loan servicers, to perform a variety of services, comply with applicable laws and regulations, and carry out contractual covenants and terms. For example, we would rely on the mortgage servicers to, among other things, collect principal and interest payments on such loans and perform loss mitigation services, such as forbearance, workouts, modifications, foreclosures, short sales and sales of foreclosed property. Over the near and long term, we expect that the economic and market disruptions caused by COVID-19 will adversely impact the financial condition of many of the borrowers underlying residential mortgage loan investments. As a result, we anticipate that the number of borrowers who request a payment deferral or forbearance arrangement or become delinquent or default on their financial obligations may increase significantly, and such increase may place greater stress on the servicers’ finances and human capital, which may make it more difficult for those servicers to service loans successfully. In addition, many loan servicing activities are not permitted to be done through a remote work setting. To the extent that shelter-in-place orders and remote work arrangements for non-essential businesses continue in the future, loan servicers may be materially adversely impacted. As a result, if we invest in residential mortgage loans directly in the future, we could be materially and adversely affected if a mortgage servicer is unable to adequately or successfully service such residential mortgage loans or if any such servicer experiences financial distress.
Market and economic disruptions caused by the COVID-19 pandemic have made it more difficult for us to determine the fair value of our investments.
Market-based inputs are generally the preferred source of values for purposes of measuring the fair value of our assets under U.S. GAAP. However, the markets for our investments have and continue to experience extreme volatility, reduced transaction volume and liquidity, and disruption as a result of the COVID-19 pandemic, which has made it more difficult for us, and for the providers of third-party valuations that we use, to rely on market-based inputs in connection with the valuation of our assets under U.S. GAAP. Furthermore, in determining the fair value of our assets, management uses proprietary models that require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, assumptions concerning future prepayment rates, default rates and loss severities. These assumptions might be especially difficult to project accurately during periods of economic disruption. The fair value of certain of our investments may fluctuate over short periods of time, and our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The value of our common shares and our results of operations could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.
Measures intended to prevent the spread of COVID-19 have disrupted our ability to operate our business.
In response to the outbreak of COVID-19 and the federal and state mandates implemented to control its spread, the vast majority of Ellington's personnel, as well as third-party service providers that provide services to us, are working remotely. If these personnel are unable to work effectively as a result of the COVID-19 pandemic, including because of illness, quarantines, office closures, ineffective remote work arrangements, or technology failures or limitations, our operations would be adversely impacted. Further, remote work arrangements may increase the risk of cybersecurity incidents and cyber-attacks on us or our third-party service providers, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business, and damage to our reputation.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet be Purchased Under the Plans or Programs

January 1, 2020 – January 31, 2020	—	$—	—	901,971
February 1, 2020 – February 29, 2020	—	—	—	901,971
March 1, 2020 – March 31, 2020	136,142	7.24	136,142	765,829
Total	136,142	$7.24	136,142	765,829
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

101
The following financial information from Ellington Residential Mortgage REIT's Annual Report on Form 10-K for the three-month period ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Shareholders' Equity, (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	May 11, 2020	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	May 11, 2020	By:	/s/ CHRISTOPHER SMERNOFF
Christopher Smernoff Chief Financial Officer (Principal Financial and Accounting Officer)