Form 10-Q
period 2020-06-30
Ellington Residential Mortgage REIT
filed 2020-08-10
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of the Registrant's common shares outstanding as of August 6, 2020: 12,319,616

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2020	December 31, 2019
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$50,935	$35,351
Mortgage-backed securities, at fair value	1,154,047	1,401,778
Other investments, at fair value	411	—
Due from brokers	38,024	34,596
Financial derivatives–assets, at fair value	3,115	4,180
Reverse repurchase agreements	—	2,084
Receivable for securities sold	40,977	5,500
Interest receivable	4,289	5,016
Other assets	539	604
Total Assets	$1,292,337	$1,489,109
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$909,821	$1,296,272
Payable for securities purchased	205,950	19,433
Due to brokers	1,372	33
Financial derivatives–liabilities, at fair value	12,144	2,047
U.S. Treasury securities sold short, at fair value	—	2,070
Dividend payable	3,450	3,488
Accrued expenses	837	588
Management fee payable to affiliate	594	605
Interest payable	492	3,729
Total Liabilities	1,134,660	1,328,265
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (12,319,616 and 12,455,758 shares issued and outstanding, respectively)	123	124
Additional paid-in-capital	229,491	230,358
Accumulated deficit	(71,937)	(69,638)
Total Shareholders' Equity	157,677	160,844
Total Liabilities and Shareholders' Equity	$1,292,337	$1,489,109

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$3,489	$12,139	$13,370	$24,752
Interest expense	(2,330)	(9,662)	(8,430)	(19,217)
Total net interest income	1,159	2,477	4,940	5,535
EXPENSES
Management fees to affiliate	594	582	1,119	1,177
Professional fees	598	207	806	436
Compensation expense	142	112	293	263
Insurance expense	82	74	158	148
Other operating expenses	316	325	643	644
Total expenses	1,732	1,300	3,019	2,668
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	5,175	1,418	6,268	(256)
Net realized gains (losses) on financial derivatives	(8,452)	(8,771)	(14,951)	(20,862)
Change in net unrealized gains (losses) on securities	15,690	14,511	22,458	36,482
Change in net unrealized gains (losses) on financial derivatives	9,505	(8,442)	(11,096)	(9,410)
Total other income (loss)	21,918	(1,284)	2,679	5,954
NET INCOME (LOSS)	$21,345	$(107)	$4,600	$8,821
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$1.73	$(0.01)	$0.37	$0.71

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2019	12,455,758	$124	—	$—	$230,358	$(69,638)	$160,844
Share based compensation					59		59
Repurchase of common shares	(136,142)	(1)			(985)		(986)
Dividends declared(1)						(3,449)	(3,449)
Net income (loss)						(16,745)	(16,745)
BALANCE, March 31, 2020	12,319,616	123	—	—	229,432	(89,832)	139,723
Share based compensation					59		59
Dividends declared(1)						(3,450)	(3,450)
Net income (loss)						21,345	21,345
BALANCE, June 30, 2020	12,319,616	$123	—	$—	$229,491	$(71,937)	$157,677

BALANCE, December 31, 2018	12,507,213	$125	—	$—	$230,888	$(77,191)	$153,822
Share based compensation					53		53
Repurchase of common shares	(40,110)	—			(414)		(414)
Dividends declared(1)						(4,239)	(4,239)
Net income (loss)						8,928	8,928
BALANCE, March 31, 2019	12,467,103	125	—	—	230,527	(72,502)	158,150
Share based compensation					53		53
Dividends declared(1)						(3,491)	(3,491)
Net income (loss)						(107)	(107)
BALANCE, June 30, 2019	12,467,103	$125	—	$—	$230,580	$(76,100)	$154,605

(1)
For each of the three-month periods ended June 30, 2020 and 2019, dividends totaling $0.28 per common share outstanding, were declared. For the six-month periods ended June 30, 2020 and 2019, dividends totaling $0.56 and $0.62, respectively, per common share outstanding, were declared.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six-Month Period Ended
	June 30, 2020	June 30, 2019
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$4,600	$8,821
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	(6,268)	256
Change in net unrealized (gains) losses on securities	(22,458)	(36,482)
Net realized (gains) losses on financial derivatives	14,951	20,862
Change in net unrealized (gains) losses on financial derivatives	11,096	9,410
Amortization of premiums and accretion of discounts, net	9,282	6,106
Share based compensation	118	106
(Increase) decrease in assets:
Interest receivable	727	403
Other assets	65	(159)
Increase (decrease) in liabilities:
Accrued expenses	249	(174)
Interest payable	(3,237)	(16)
Management fees payable to affiliate	(11)	3
Net cash provided by (used in) operating activities	9,114	9,136
Cash flows provided by (used in) investing activities:
Purchases of securities	(408,505)	(861,386)
Proceeds from sale of securities	708,337	888,047
Principal repayments of mortgage-backed securities	120,681	81,160
Proceeds from investments sold short	222,741	267,205
Repurchase of investments sold short	(227,522)	(233,841)
Proceeds from disposition of financial derivatives	10,574	8,126
Purchase of financial derivatives	(26,417)	(29,017)
Payments made on reverse repurchase agreements	(3,839,520)	(2,774,397)
Proceeds from reverse repurchase agreements	3,841,604	2,734,679
Due from brokers, net	(11,551)	(11,108)
Due to brokers, net	1,024	(182)
Net cash provided by (used in) investing activities	391,446	69,286

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six-Month Period Ended
	June 30, 2020	June 30, 2019
Cash flows provided by (used in) financing activities:
Repurchase of common shares	(986)	(414)
Dividends paid	(6,937)	(8,491)
Borrowings under repurchase agreements	1,274,931	893,858
Repayments of repurchase agreements	(1,661,382)	(933,376)
Due from brokers, net	9,234	(6,643)
Due to brokers, net	164	(468)
Cash provided by (used in) financing activities	(384,976)	(55,534)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,584	22,888
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,351	18,585
CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,935	$41,473
Supplemental disclosure of cash flow information:
Interest paid	$11,668	$19,233
Dividends payable	3,450	3,491

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
COVID-19 Impact
During the first quarter of 2020, there was a worldwide outbreak of a novel coronavirus disease, or "COVID-19." The outbreak was declared a pandemic by the World Health Organization and numerous countries, including the United States, have responded by instituting quarantines or lockdowns, imposing restrictions on travel, restrictions on the ability of individuals to assemble in groups, and restrictions on the ability of certain businesses to operate, all of which have resulted in significant disruptions in the U.S. and global economies. In mid-March 2020, adverse economic conditions related to the COVID-19 pandemic began to impact the Company's financial position and results of operations. The COVID-19 pandemic has contributed to volatility, dislocations in the financial markets, and illiquidity. As a result, the Company received margin calls under its repurchase agreements that were higher than typical historical levels. The Company satisfied all of these margin calls. Actions during the second half of March 2020 by the U.S. Federal Reserve helped stabilize the market for Agency RMBS. In light of the heightened levels of market volatility and systemic liquidity risk experienced during the first quarter of 2020, the Company proactively reduced the size of its Agency RMBS portfolio, thereby bolstering its liquidity and lowering its leverage. Actions by the Federal Reserve continued to stabilize the market for Agency RMBS during the second quarter, and margin calls under our financing arrangements reverted to more typical levels. The Company's management team has implemented business continuity plans, and the Company, the Manager, and EMG continue to be fully operational in a largely work-from-home environment.

2. Significant Accounting Policies
(A) Basis of Presentation: The Company's unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP," and Regulation S-X. Entities in which the Company has a controlling financial interest, through ownership of the majority of the entities' voting equity interests, or through other contractual rights that give the Company control, are consolidated by the Company. All inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material (particularly in light of the significant volatility, lack of pricing transparency, and market dislocations that have been caused by the COVID-19 pandemic, and associated responses to the pandemic). In management's opinion, all material adjustments considered necessary for a fair statement of the Company's interim consolidated financial statements have been included and are only of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and Part II. Item 1A—Risk Factors, included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
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
Periods after January 1, 2020—For periods subsequent to the Company's application of the principles of ASU 2016-13, Financial Instruments—Credit Losses ("ASU 2016-13"), as discussed below, the Company evaluates the cost basis of its securities on at least a quarterly basis under ASC 326-30, Financial Instruments—Credit Losses: Available-for-Sale Debt Securities ("ASC 326-30"). When the fair value of a security is less than its amortized cost basis as of the balance sheet date, the security's cost basis is considered impaired. The Company must evaluate the decline in the fair value of the impaired security and determine whether such decline resulted from a credit loss or non-credit related factors. In its assessment of whether a credit loss exists, the Company compares the present value of estimated future cash flows of the impaired security with the amortized cost basis of such security. The estimated future cash flows reflect those that a "market participant" would use and typically include assumptions related to fluctuations in interest rates, prepayment speeds, default rates, collateral performance, and the timing and amount of projected credit losses, as well as incorporating observations of current market developments and events. Cash flows are discounted at an interest rate equal to the current yield used to accrete interest income. If the present value of estimated future cash flows is less than the amortized cost basis of the security, an expected credit loss exists and is included in Unrealized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations. If it is determined as of the financial reporting date that all or a portion of a security's cost basis is not collectible, then the Company will recognize a realized loss to the extent of the adjustment to the security's cost basis. This adjustment to the amortized cost basis of the security is reflected in Net realized gains (losses) on securities, on the Consolidated Statement of Operations.
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
Certain of the Company's debt securities, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination. For periods subsequent to the Company's application of the principles of ASU 2016-13, if at the date of acquisition for a particular asset the Company projects a significant difference between contractual cash flows and expected cash flows, it establishes an initial estimate for credit losses as an upward adjustment to the acquisition cost of the asset for the purpose of calculating interest income using the effective yield method.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), which provides optional guidance for a limited period meant to ease the potential burden in accounting for, or recognizing the effects of, reform to LIBOR and certain other reference rates. The standard is effective for all entities beginning on March 12, 2020 and may be elected over time. However, ASU 2020-04 is only applicable to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, and that were entered into or evaluated prior to January 1, 2023. The Company is currently evaluating the impact that the adoption of ASU 2020-04 would have on its consolidated financial statements.
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at June 30, 2020 and December 31, 2019, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or government-sponsored enterprise, or "GSE." The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.
By RMBS Type
June 30, 2020:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Agency RMBS:
15-year fixed-rate mortgages	$64,491	$1,681	$66,172	$3,004	$(7)	$69,169	3.61%	2.66%	3.29
20-year fixed-rate mortgages	1,077	71	1,148	43	—	1,191	5.00%	3.19%	4.46
30-year fixed-rate mortgages	825,850	36,144	861,994	38,247	(238)	900,003	3.88%	2.84%	4.26
Adjustable rate mortgages	25,471	559	26,030	797	—	26,827	3.59%	2.24%	3.20
Reverse mortgages	89,561	5,890	95,451	4,942	—	100,393	4.10%	2.51%	5.23
Interest only securities	n/a	n/a	16,023	400	(1,946)	14,477	3.21%	5.01%	3.43
Total Agency RMBS	1,006,450	44,345	1,066,818	47,433	(2,191)	1,112,060	3.78%	2.82%	4.13
Non-Agency RMBS	58,642	(19,626)	39,016	2,991	(20)	41,987	1.31%	6.37%	6.54
Total RMBS	$1,065,092	$24,719	$1,105,834	$50,424	$(2,211)	$1,154,047	3.66%	2.95%	4.25

(1)	Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.

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

By Estimated Weighted Average Life
As of June 30, 2020:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$132,974	$128,750	4.19%	$4,693	$5,222	4.69%	$4,885	$4,739	4.66%
Greater than three years and less than seven years	921,243	880,846	3.86%	9,685	10,699	2.64%	26,198	23,808	0.54%
Greater than seven years and less than eleven years	43,366	41,199	3.30%	99	102	0.24%	7,916	7,512	0.80%
Greater than eleven years	—	—	—%	—	—	—%	2,988	2,957	4.72%
Total	$1,097,583	$1,050,795	3.88%	$14,477	$16,023	3.21%	$41,987	$39,016	1.31%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.

(2)	Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.
As of December 31, 2019:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$53,620	$52,683	4.72%	$3,695	$3,407	4.53%	$4,000	$3,823	5.35%
Greater than three years and less than seven years	793,820	778,950	4.18%	14,446	14,283	2.93%	784	307	3.88%
Greater than seven years and less than eleven years	496,334	488,956	3.92%	103	105	0.33%	4,067	2,794	2.29%
Greater than eleven years	30,909	30,621	3.97%	—	—	—%	—	—	—%
Total	$1,374,683	$1,351,210	4.10%	$18,244	$17,795	3.22%	$8,851	$6,924	3.73%

(1)	Average lives of RMBS are generally shorter than stated contractual maturities.

(2)	Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.

The following tables reflect the components of interest income on the Company's RMBS for the three- and six-month periods ended June 30, 2020 and 2019:

	Three-Month Period Ended June 30, 2020			Six-Month Period Ended June 30, 2020
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$10,333	$(7,332)	$3,001	$24,512	$(12,175)	$12,337
Non-Agency RMBS	161	274	435	250	382	632
Total	$10,494	$(7,058)	$3,436	$24,762	$(11,793)	$12,969

	Three-Month Period Ended June 30, 2019			Six-Month Period Ended June 30, 2019
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$15,683	$(4,209)	$11,474	$31,953	$(8,355)	$23,598
Non-Agency RMBS	109	131	240	221	263	484
Total	$15,792	$(4,078)	$11,714	$32,174	$(8,092)	$24,082
For the three-month periods ended June 30, 2020 and 2019, the Catch-up Premium Amortization Adjustment was $(3.8) million and $(0.9) million, respectively. For the six-month periods ended June 30, 2020 and 2019, the Catch-up Premium Amortization Adjustment was $(4.5) million and $(1.8) million, respectively.
At June 30, 2020, the Company had gross unrealized losses on RMBS of $(2.2) million, of which $(1.8) million relates to adverse changes in estimated future cash flows on Agency IOs and non-Agency RMBS, primarily resulting from an increase in expected prepayments. Certain of the Company's securities, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination and the Company has established an initial estimate for credit losses on such securities for the purpose of calculating interest income; as of June 30, 2020, the estimated credit losses on such securities was $(3.4) million.
For the three- and six-month periods ended June 30, 2019, the Company recognized an impairment charge of $2.1 million and $3.2 million, respectively, relating to its Agency IOs, which is included in Net realized gains (losses) on securities, on the Consolidated Statement of Operations. This impairment charge was due to an adverse change in estimated future cash flows resulting from an increase in expected prepayments.

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
June 30, 2020:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$69,169	$—	$69,169
20-year fixed-rate mortgages	—	1,191	—	1,191
30-year fixed-rate mortgages	—	900,003	—	900,003
Adjustable rate mortgages	—	26,827	—	26,827
Reverse mortgages	—	100,393	—	100,393
Interest only securities	—	11,957	2,520	14,477
Non-Agency RMBS	—	29,844	12,143	41,987
Mortgage-backed securities, at fair value	—	1,139,384	14,663	1,154,047
Other investments, at fair value:
Preferred equity securities	411	—	—	411
Financial derivatives–assets, at fair value:
TBAs	—	2,271	—	2,271
Interest rate swaps	—	844	—	844
Futures	—	—	—	—
Total financial derivatives–assets, at fair value	—	3,115	—	3,115
Total mortgage-backed securities, other investments, and financial derivatives–assets, at fair value	$411	$1,142,499	$14,663	$1,157,573
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$—	$—	$—
Financial derivatives–liabilities, at fair value:
TBAs	—	(735)	—	(735)
Interest rate swaps	—	(11,032)	—	(11,032)
Futures	(377)	—	—	(377)
Total financial derivatives–liabilities, at fair value	(377)	(11,767)	—	(12,144)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(377)	$(11,767)	$—	$(12,144)

December 31, 2019:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$181,231	$—	$181,231
20-year fixed-rate mortgages	—	1,385	—	1,385
30-year fixed-rate mortgages	—	1,058,878	—	1,058,878
Adjustable rate mortgages	—	33,255	—	33,255
Reverse mortgages	—	99,934	—	99,934
Interest only securities	—	10,605	7,639	18,244
Non-Agency RMBS	—	5,578	3,273	8,851
Mortgage-backed securities, at fair value	—	1,390,866	10,912	1,401,778
Financial derivatives–assets, at fair value:
TBAs	—	122	—	122
Interest rate swaps	—	3,624	—	3,624
Futures	434	—	—	434
Total financial derivatives–assets, at fair value	434	3,746	—	4,180
Total mortgage-backed securities and financial derivatives–assets, at fair value	$434	$1,394,612	$10,912	$1,405,958
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(2,070)	$—	$(2,070)
Financial derivatives–liabilities, at fair value:
TBAs	—	(304)	—	(304)
Interest rate swaps	—	(1,647)	—	(1,647)
Futures	(96)	—	—	(96)
Total financial derivatives–liabilities, at fair value	(96)	(1,951)	—	(2,047)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(96)	$(4,021)	$—	$(4,117)

The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value.
Three-Month Period Ended June 30, 2020:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of March 31, 2020	$3,001	$6,966
Purchases	14,289	—
Proceeds from sales	(5,574)	—
Principal repayments	(175)	—
(Amortization)/accretion, net	116	(705)
Net realized gains (losses)	280	—
Change in net unrealized gains (losses)	206	(68)
Transfers:
Transfers into level 3	—	420
Transfers out of level 3	—	(4,093)
Ending balance as of June 30, 2020	$12,143	$2,520
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at June 30, 2020, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended June 30, 2020. For Level 3 financial instruments held by the Company as of June 30, 2020, change in net unrealized gains (losses) of $0.2 million and $(28) thousand, for the three-month period ended June 30, 2020 relate to non-Agency RMBS and Agency RMBS, respectively.
At June 30, 2020, the Company transferred $4.1 million of RMBS from Level 3 to Level 2 and $0.4 million of RMBS from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
Six-Month Period Ended June 30, 2020:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2019	$3,273	$7,639
Purchases	14,289	77
Proceeds from sales	(5,574)	—
Principal repayments	(269)	—
(Amortization)/accretion, net	207	(1,144)
Net realized gains (losses)	280	(1)
Change in net unrealized gains (losses)	(63)	(542)
Transfers:
Transfers into level 3	—	1,401
Transfers out of level 3	—	(4,910)
Ending balance as of June 30, 2020	$12,143	$2,520
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at June 30, 2020, as well as Level 3 financial instruments disposed of by the Company during the six-month period ended June 30, 2020. For Level 3 financial instruments held by the Company as of June 30, 2020, change in net unrealized gains (losses) of $(63) thousand and $(0.6) million, for the six-month period ended June 30, 2020 relate to non-Agency RMBS and Agency RMBS, respectively.
At June 30, 2020, the Company transferred $4.9 million of RMBS from Level 3 to Level 2 and $1.4 million of RMBS from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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

All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of June 30, 2019, as well as Level 3 financial instruments disposed of by the Company during the six-month period ended June 30, 2019. For Level 3 financial instruments held by the Company as of June 30, 2019, change in net unrealized gains (losses) of $0.2 million and $(27) thousand, for the six-month period ended June 30, 2019 relate to non-Agency RMBS and Agency RMBS, respectively.
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

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of June 30, 2020 and December 31, 2019:
June 30, 2020:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$6,898	Market quotes	Non-Binding Third-Party Valuation	$40.68	$88.41	$69.07
Agency RMBS–Interest Only Securities	394	Market quotes	Non-Binding Third-Party Valuation	13.07	13.07	13.07
Non-Agency RMBS	5,245	Discounted Cash Flows	Yield	2.7%	5.0%	4.3%
			Projected Collateral Prepayments	37.8%	49.8%	43.4%
			Projected Collateral Losses	7.0%	15.0%	11.6%
			Projected Collateral Recoveries	13.1%	19.4%	16.4%
			Projected Collateral Scheduled Amortization	23.9%	35.7%	28.6%
						100.0%
Agency RMBS–Interest Only Securities	2,126	Option Adjusted Spread ("OAS")	LIBOR OAS (2)(3)	164	1,072	657
			Projected Collateral Prepayments	54.2%	88.8%	83.5%
			Projected Collateral Scheduled Amortization	11.2%	45.8%	16.5%
						100.0%

(1)	Averages are weighted based on the fair value of the related instrument.

(2)	Shown in basis points.

(3)
For the range minimum, the range maximum, and the weighted average of LIBOR OAS, excludes Agency interest only securities with a negative LIBOR OAS, with a total fair value of $0.9 million. Including these securities the weighted average was (671) basis points.

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

The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$50,935	$50,935	$35,351	$35,351
Due from brokers	38,024	38,024	34,596	34,596
Reverse repurchase agreements	—	—	2,084	2,084
Liabilities:
Repurchase agreements	909,821	909,821	1,296,272	1,296,272
Due to brokers	1,372	1,372	33	33
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
The following table details the fair value of the Company's holdings of financial derivatives as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$1,147	$48
TBA securities sale contracts	1,124	74
Fixed payer interest rate swaps	—	3,543
Fixed receiver interest rate swaps	844	81
Futures	—	434
Total financial derivatives–assets, at fair value	3,115	4,180
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(129)	(71)
TBA securities sale contracts	(606)	(233)
Fixed payer interest rate swaps	(11,012)	(1,632)
Fixed receiver interest rate swaps	(20)	(15)
Futures	(377)	(96)
Total financial derivatives–liabilities, at fair value	(12,144)	(2,047)
Total, net	$(9,029)	$2,133

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of June 30, 2020 and December 31, 2019:
June 30, 2020:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$127,777	$(2,542)	1.05%	0.34%	2.10
2023	89,849	(2,589)	1.10	0.46	2.98
2026	28,502	(2,123)	1.57	0.36	6.42
2027	38,228	(428)	0.62	0.30	7.03
2042	10,303	(2,002)	1.81	0.36	22.43
2048	630	(375)	3.18	0.37	28.43
2049	3,633	(953)	1.89	1.02	29.34
Total	$298,922	$(11,012)	1.10%	0.38%	4.50

December 31, 2019:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2020	$86,000	$148	1.60%	1.97%	0.32
2021	161,581	(134)	1.79	1.92	1.55
2022	74,370	292	1.54	1.91	2.92
2023	84,373	(1,223)	1.97	1.91	3.61
2024	19,073	246	1.46	2.04	4.76
2025	106,812	1,129	1.56	1.92	5.91
2026	28,502	402	1.57	1.91	6.92
2027	35,550	547	1.61	1.92	7.91
2029	170	2	1.72	1.90	9.89
2042	10,303	501	1.81	1.91	22.93
2048	630	(157)	3.18	1.92	28.93
2049	3,633	158	1.89	1.94	29.84
Total	$610,997	$1,911	1.69%	1.93%	3.87

The following tables provide information about the Company's fixed receiver interest rate swaps as of June 30, 2020 and December 31, 2019.
June 30, 2020:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$13,200	$596	1.02%	1.87%	2.82
2025	16,294	229	0.31	0.58	4.74
2030	6,730	(1)	1.42	0.69	9.77
Total	$36,224	$824	0.77%	1.07%	4.98

December 31, 2019:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$13,200	$81	1.94%	1.87%	3.32
2029	9,902	(15)	1.92	1.87	9.98
Total	$23,102	$66	1.93%	1.87%	6.17

Futures
The following tables provide information about the Company's futures as of June 30, 2020 and December 31, 2019.
June 30, 2020:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Long Contracts:
U.S. Treasury Futures	$2,200	$(3)	2.77
Short Contracts:
U.S. Treasury Futures	(124,400)	(374)	2.89
Total, net	$(122,200)	$(377)	2.90
December 31, 2019:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Long Contracts:
U.S. Treasury Futures	$4,100	$(96)	2.84
Short Contracts:
U.S. Treasury Futures	(37,500)	434	2.72
Total, net	$(33,400)	$338	2.71

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

As of June 30, 2020 and December 31, 2019, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	June 30, 2020				December 31, 2019
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$279,500	$288,024	$289,171	$1,147	$26,877	$27,087	$27,135	$48
Liabilities	39,780	42,308	42,179	(129)	43,570	45,629	45,558	(71)
	319,280	330,332	331,350	1,018	70,447	72,716	72,693	(23)
Sale contracts:
Assets	(237,905)	(252,708)	(251,584)	1,124	(82,520)	(85,124)	(85,050)	74
Liabilities	(291,983)	(308,262)	(308,868)	(606)	(164,435)	(170,779)	(171,012)	(233)
	(529,888)	(560,970)	(560,452)	518	(246,955)	(255,903)	(256,062)	(159)
Total TBA securities, net	$(210,608)	$(230,638)	$(229,102)	$1,536	$(176,508)	$(183,187)	$(183,369)	$(182)

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in Financial derivatives-assets at fair value and Financial derivatives-liabilities at fair value on the Consolidated Balance Sheet.

The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the six-month period ended June 30, 2020 and the year ended December 31, 2019:

Derivative Type	Six-Month Period Ended June 30, 2020	Year Ended December 31, 2019
	(In thousands)
Interest rate swaps	$470,836	$651,793
TBAs	475,838	474,555
Futures	82,400	114,277
Options	—	1,492

Gains and losses on the Company's financial derivatives for the three- and six-month periods ended June 30, 2020 and 2019 are summarized in the tables below:

	Three-Month Period Ended June 30, 2020
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(1,223)	$(1,698)	$(2,921)	$896	$1,281	$2,177
TBAs		(1,886)	(1,886)		4,336	4,336
Futures		(3,645)	(3,645)		2,992	2,992
Total	$(1,223)	$(7,229)	$(8,452)	$896	$8,609	$9,505

	Three-Month Period Ended June 30, 2019
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(383)	$(324)	$(707)	$1,045	$(13,169)	$(12,124)
TBAs		(2,323)	(2,323)		179	179
Futures		(5,741)	(5,741)		3,503	3,503
Total	$(383)	$(8,388)	$(8,771)	$1,045	$(9,487)	$(8,442)

	Six-Month Period Ended June 30, 2020
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$110	$(6,282)	$(6,172)	$(253)	$(11,846)	$(12,099)
TBAs		(2,686)	(2,686)		1,718	1,718
Futures		(6,093)	(6,093)		(715)	(715)
Total	$110	$(15,061)	$(14,951)	$(253)	$(10,843)	$(11,096)

	Six-Month Period Ended June 30, 2019
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$631	$(2,293)	$(1,662)	$711	$(18,695)	$(17,984)
TBAs		(4,993)	(4,993)		504	504
Futures		(14,107)	(14,107)		8,070	8,070
Options		(100)	(100)		—	—
Total	$631	$(21,493)	$(20,862)	$711	$(10,121)	$(9,410)

From time to time, the Company uses short positions in U.S. Treasury positions as a component of its interest rate hedging portfolio. As of December 31, 2019, the Company held short positions in U.S. Treasury securities, with a principal amount of $2.1 million and a fair value of $2.1 million; as of June 30, 2020, the Company did not hold any short positions in U.S. Treasury securities. Such securities are included on the Company's Consolidated Balance Sheet under the caption U.S. Treasury securities sold short, at fair value.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of June 30, 2020 and December 31, 2019, the Company had outstanding borrowings under repurchase agreements with 16 and 15 counterparties, respectively.
The following table details the Company's outstanding borrowings under repurchase agreements as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$212,165	0.54%	16	$513,092	2.10%	15
31-60 days	513,347	0.33	45	549,541	1.91	45
61-90 days	113,116	0.30	80	233,639	1.97	74
91-120 days	12,498	0.30	107	—	—	—
151-180 days	4,291	1.50	167	—	—	—
181-360 days	54,404	0.32	346	—	—	—
Total	$909,821	0.38%	62	$1,296,272	2.00%	39

Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of June 30, 2020 and December 31, 2019, the fair value of RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $0.9 billion and $1.3 billion, respectively. Collateral transferred under outstanding borrowings as of December 31, 2019 includes RMBS in the amount of $3.0 million that were sold prior to year end but for which such sale had not yet settled. In addition as of June 30, 2020 and December 31, 2019, the Company was posting to repurchase agreement counterparties net cash collateral of $15.6 million and $24.9 million, respectively, as a result of margin calls with various repurchase agreement counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. There was no counterparty for which the amount at risk was greater than 10% of shareholders' equity as of June 30, 2020 or December 31, 2019.

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
The following tables present information about certain assets and liabilities representing financial instruments as of June 30, 2020 and December 31, 2019. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
June 30, 2020:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$3,115	$(1,967)	$—	$(208)	$940
Reverse repurchase agreements	—	—	—	—	—
Liabilities:
Financial derivatives–liabilities	(12,144)	1,967	—	10,143	(34)
Repurchase agreements	(909,821)	—	894,209	15,612	—

(1)	In the Company's Consolidated Balance Sheet, all balances associated with repurchase and reverse repurchase agreements and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of June 30, 2020 were $0.9 billion. As of June 30, 2020 total cash collateral (received) pledged on financial derivative assets and liabilities excludes $4.9 million and $5.2 million respectively of net excess cash collateral.

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

December 31, 2019:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$4,180	$(1,756)	$—	$—	$2,424
Reverse repurchase agreements	2,084	(2,084)	—	—	—
Liabilities:
Financial derivatives–liabilities	(2,047)	1,756	—	211	(80)
Repurchase agreements	(1,296,272)	2,084	1,269,264	24,924	—

(1)	In the Company's Consolidated Balance Sheet, all balances associated with repurchase and reverse repurchase agreements and financial derivatives are presented on a gross basis.

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

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of June 30, 2020 and 2019, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three- and six-month periods ended June 30, 2020 and 2019:

	Three-Month Period Ended		Six-Month Period Ended
(In thousands except for share amounts)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Numerator:
Net income (loss)	$21,345	$(107)	$4,600	$8,821
Denominator:
Basic and diluted weighted average shares outstanding	12,319,616	12,467,103	12,377,185	12,467,506
Basic and diluted earnings per share	$1.73	$(0.01)	$0.37	$0.71

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
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For each of the three-month periods ended June 30, 2020 and 2019, the total management fee incurred was $0.6 million. For the six-month periods ended June 30, 2020 and 2019, the total management fee incurred was $1.1 million and $1.2 million, respectively.
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
For the six-month periods ended June 30, 2020 and 2019, the Company reimbursed the Manager $1.2 million and $1.4 million, respectively, for previously incurred operating and compensation expenses. As of both June 30, 2020 and December 31, 2019, the outstanding payable to the Manager for operating and compensation expenses was $0.2 million which are included in Accrued expenses on the Consolidated Balance Sheet.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of June 30, 2020 and December 31, 2019, there were 12,319,616 and 12,455,758 common shares outstanding, respectively. No preferred shares have been issued.
Detailed below is a roll forward of the Company's common shares outstanding for the three- and six-month periods ended June 30, 2020 and 2019:

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Common Shares Outstanding (3/31/20, 3/31/19, 12/31/2019, and 12/31/2018, respectively)	12,319,616	12,467,103	12,455,758	12,507,213
Share Activity:
Shares repurchased	—	—	(136,142)	(40,110)
Common Shares Outstanding (6/30/2020, 6/30/19, 6/30/20, and 6/30/2019, respectively)	12,319,616	12,467,103	12,319,616	12,467,103
Unvested restricted shares outstanding (6/30/2020, 6/30/19, 6/30/20, and 6/30/2019, respectively)	25,476	21,159	25,476	21,159

The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at June 30, 2020:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	15,024	September 11, 2019	September 10, 2020
Partially dedicated employees:
	3,669	December 13, 2019	December 13, 2020
	3,668	December 13, 2019	December 13, 2021
	3,115	December 11, 2018	December 11, 2020

(1)	Date at which such restricted shares will vest and become non-forfeitable.
As of June 30, 2020, there were 298,724 shares available for future issuance under the Company's 2013 Equity Incentive Plan.
On June 13, 2018, the Company's Board of Trustees approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. During the six-month period ended June 30, 2020, the Company repurchased 136,142 of its common shares at an aggregate cost of $1.0 million, and an average price per share of $7.24. The Company did not purchase any of its common shares during the three-month period ended June 30, 2020. From inception of the current share repurchase program adopted on June 13, 2018 through June 30, 2020, the Company repurchased 434,171 of its common shares at an aggregate cost of $4.1 million, and an average price per share of $9.45.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of June 30, 2020 and December 31, 2019 and management is not aware of any significant contingencies at June 30, 2020.

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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account all information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; our use of and dependence on leverage; future changes with respect to the Federal National Mortgage Association, or "Fannie Mae," and Federal Home Loan Mortgage Corporation, or "Freddie Mac," and related events, including the lack of certainty as to the future roles of these entities and the U.S. Government in the mortgage market and changes to legislation and regulations affecting these entities; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities we own and intend to acquire; changes in rates of default and/or recovery rates on our non-Agency assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; and risks associated with investing in real estate assets, including changes in business conditions and the general economy, such as those resulting from the economic effects related to the COVID-19 pandemic, and associated responses to the pandemic. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2020, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
We were formed through an initial strategic venture among affiliates of Ellington Management Group, L.L.C., an investment management firm and registered investment adviser with a 25-year history of investing in a broad spectrum of residential and commercial mortgage-backed securities, or "MBS," and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." As of June 30, 2020, the Blackstone Funds owned approximately 26.8% of our outstanding common shares. We are externally managed and advised by our Manager, an affiliate of Ellington.

We use leverage in our Agency RMBS strategy and, while we have not done so meaningfully to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of June 30, 2020, we had outstanding borrowings under repurchase agreements in the amount of $0.9 billion with 16 counterparties.
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
As of June 30, 2020, our book value per share was $12.80, as compared to $11.34 as of March 31, 2020 and $12.91 as of December 31, 2019.
Trends and Recent Market Developments
Market Overview

•
The U.S. Federal Reserve, or the "Federal Reserve," continued its accommodative monetary policy in the second quarter. At its April and June meetings, the Federal Reserve maintained its target range of 0.00%–0.25% for the federal funds rate, noting that "the coronavirus outbreak is causing tremendous human and economic hardship across the United States and around the world" including "sharp declines in economic activity and a surge in job losses." It further noted that "the Federal Reserve is committed to using its full range of tools to support the U.S. economy in this challenging time." After the June meeting, the chairman of the Federal Reserve, Jerome Powell, stated: "We're not thinking about raising rates. We're not even thinking about thinking about raising rates." During the quarter, the Federal Reserve continued to purchase significant amounts of U.S. Treasury securities, Agency RMBS, and other eligible collateral, pursuant to the asset purchase programs it outlined in March.

•
After implementing several stimulus programs to counteract the economic impact and negative risk sentiment associated with the spread of the novel coronavirus disease ("COVID-19") in the first quarter, the Federal Reserve announced on April 9th that it would provide up to $2.3 trillion in additional loans through the expansion of several programs implemented during the previous quarter, including the Paycheck Protection Program, the Main Street Lending Program, the Primary and Secondary Market Corporate Credit Facilities, and the Term Asset-Backed Securities Loan Facility, as well as through new facilities, including the Municipal Liquidity Facility. Similarly, central banks and governments around the globe continued to implement quantitative easing programs and stimulus packages during the second quarter.

•
In May, Jerome Powell stated that "additional policy measures" may be necessary, noting that "the path ahead is both highly uncertain and subject to significant downside risks." On May 15th, the U.S. House of Representatives passed the HEROES Act, which would provide for $3 trillion of additional stimulus, but as of August 6th, the bill had not passed in the Senate. Regardless, as the second quarter concluded, many market participants were anticipating additional stimulus measures to be implemented during the second half of 2020.

•
After dropping dramatically during the first quarter of 2020 as the spread of COVID-19 prompted a flight to safety, interest rates hovered near all-time lows during the second quarter. U.S. Treasury yields changed only slightly quarter over quarter, with the 10-year U.S. Treasury yield finishing the second quarter at 0.66%, virtually unchanged from the start of the quarter and only 12 basis points above the record low reached in March. After a volatile first quarter, interest-rate volatility subsided considerably in the second quarter. After reaching its highest point since the 2008–2009 financial crisis in March, the MOVE index, which measures interest-rate volatility, had reverted to pre-COVID-19 levels by mid-April and remained low through quarter-end. The 10-year U.S. Treasury yield traded in a 33-basis-point range in the second quarter, compared to a 134-basis-point range in the first quarter.

•
Mortgage rates continued to decline during the second quarter, with the Freddie Mac Survey 30-year mortgage rate decreasing by 37 basis points to close the quarter at 3.13%, and setting a new all-time low of 3.07% on July 2nd. Although down from the 11-year high seen in March, refinancing applications remained elevated with the declining mortgage rates. As of June 30th, the Mortgage Bankers Association's Refinance Index had declined 30% quarter over quarter, but was still up 74% year over year. Overall Fannie Mae 30-year MBS prepayments increased from a CPR of 23.6 in March to 29.8 in April, before declining slightly to 29.3 in May, and then reaching a more than 7-year high of 33.0 in June.

•
LIBOR rates, which drive many of our financing costs, declined dramatically in the second quarter. One-month LIBOR decreased 83 basis points to end the quarter at 0.16%, and three-month LIBOR fell 115 basis points to 0.30%.

•
After declining at an annualized rate of 5.0% in the first quarter, U.S. real GDP shrank at an estimated annualized rate of 32.9% in the second quarter, further reflecting the negative impact of the COVID-19 pandemic and associated measures to contain it. U.S. retail sales declined by a record rate in April, before rebounding by a record rate in May and increasing again in June, although a surge in COVID-19 cases in June muddled the picture going forward. Elsewhere, the Eurozone's GDP contracted by 3.8% in the first quarter, the fastest rate of decline on record, while China's GDP shrank by 6.8% in the first quarter, the first decline recorded since data collection began in 1992. For the second quarter, Chinese GDP growth was again positive at 3.2%.

•
Unemployment claims totaled 38.5 million in the second quarter, and the unemployment rate surged to 11.1% at June 30th, from 4.4% at March 31st. A total of 48.6 million new unemployment claims were filed between March 15th and June 27th, although the weekly pace of filings decreased from 5.0 million per week in April, to 1.5 million per week in June.

•
Forbearance rates on residential mortgages rose sharply during the second quarter, with the economic slowdown and spike in unemployment. According to the Mortgage Bankers Association, the total forbearance rate increased most significantly during the month of April, from 2.7% as of March 29th to 7.5% as of April 26th, before rising further to 8.5% as of May 31st, and then plateauing during June and finishing the quarter at 8.4%. Notably, many forbearance plans expired on June 30th and with renewed lockdown protocols in place, forbearance rates could increase again.

•
For the second quarter, the Bloomberg Barclays U.S. MBS Index generated a return of 0.68%, and an excess return (on a duration-adjusted basis) of 0.39% relative to the Bloomberg Barclays U.S. Treasury Index. After underperforming in the first quarter, pay-ups on Agency specified pools performed exceptionally well during the second quarter.

•
The Bloomberg Barclays U.S. Corporate Bond Index generated a gain of 8.66% and an excess return of 8.10%, while the Bloomberg Barclays U.S. Corporate High Yield Bond Index generated a gain of 8.89% and an excess return of 8.35%.

•
Despite the negative economic impact of COVID-19, U.S. equities rebounded dramatically in the second quarter, with the Dow Jones Industrial Average ("DJIA") and S&P 500 indexes posting their biggest quarterly gains since 1998 and offsetting most of the losses suffered in March, amidst optimism over the reopening of the economy, possible additional stimulus measures, and advances on COVID-19 treatments and a possible vaccine. The DJIA rose 17.8% and the S&P 500 rose 20.0% quarter over quarter; year-to-date through June 30th, these indexes were down 9.6% and 4.0%, respectively. Meanwhile, the tech-heavy NASDAQ composite index rose 30.6% quarter over quarter and was up 12.1% on the year. Equity volatility declined during the quarter, but remained higher than pre-COVID-19 levels. The CBOE Volatility Index, which measures expected moves in the S&P 500 index, registered an all-time high of 82.69 on March 16th, but then steadily declined for most of the second quarter, finishing at 30.43 at June 30th. Meanwhile, London's FTSE 100 index increased 8.8% quarter over quarter, while the MSCI World global equity index rebounded by 18.8% over the same period.

Portfolio Overview and Outlook
As of June 30, 2020, our mortgage-backed securities portfolio consisted of $970.4 million of fixed-rate Agency "specified pools," $26.8 million of Agency RMBS backed by adjustable rate mortgages, or "Agency ARMs," $100.4 million of Agency reverse mortgage pools, $14.5 million of Agency interest only securities, or "Agency IOs," and $42.0 million of non-Agency RMBS. Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and mortgages with various other characteristics.
After reducing the size of our portfolio in response to the volatility of the first quarter, we opportunistically increased the size of both of our Agency RMBS and non-Agency RMBS holdings during the second quarter, as markets stabilized. Notably, we took advantage of an attractive entry point in non-Agency RMBS, increasing our holdings in that sector more than fivefold to $42.0 million as of June 30, 2020, from $7.5 million as of March 31, 2020. Over the same period, our Agency RMBS holdings increased 6.8% to $1.098 billion from $1.027 billion.
In total, our overall RMBS portfolio increased by approximately 10% to $1.154 billion as of June 30, 2020, as compared to $1.051 billion as of March 31, 2020.
Despite the growth of the portfolio during the quarter, our overall debt-to-equity ratio, adjusted for unsettled purchases and sales, actually declined to 6.8:1 as of June 30, 2020 from 7.2:1 as of March 31, 2020, primarily because our equity increased quarter over quarter, and because the non-Agency RMBS purchased during the quarter were not financed. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions. As of June 30, 2020, substantially all of our borrowings were secured by specified pools.
Forceful actions by the Federal Reserve continued to stabilize the market for Agency RMBS during the second quarter, and the economic terms of our financing arrangements reverted to more typical levels. As of June 30, 2020, we had cash and cash equivalents of $50.9 million, along with other unencumbered assets of approximately $45.1 million.
Our Agency RMBS portfolio performed exceptionally well during the second quarter, driven by significantly higher pay-ups on our specified pools. Pay-ups are price premiums for specified pools relative to their TBA counterparts. During the first quarter of 2020, pay-ups had declined in the face of market-wide liquidity stresses, exacerbated by quarter-end balance sheet pressures as well as the implementation in March of the Federal Reserve's amplified asset purchase program, which was generally limited to TBAs and generic pools, as opposed to specified pools with pay-ups.
During the second quarter, asset purchases by the Federal Reserve continued to be significant, and the liquidity stresses of the previous quarter subsided. At the same time, mortgage rates declined and actual and projected prepayment rates rose significantly, which benefited our prepayment-protected specified pools. Average pay-ups on our specified pools increased to 2.69% as of June 30, 2020, as compared to 1.67% as of March 31, 2020, generating significant net realized and unrealized gains on our portfolio.
Our results also benefited from the appreciation of our reverse mortgage pools, driven by strong investor demand and a recovery in yield spreads after the distress in March.
Primarily as a result of asset purchases and a lower net short TBA position, our net mortgage assets-to-equity ratio—which we define as the net aggregate market value of our mortgage-backed securities (including the underlying market values of our long and short TBA positions) divided by total shareholders' equity—increased during the quarter. From time to time, in response to market opportunities and other factors, we increase or decrease our net mortgage assets-to-equity ratio by varying the sizes of our net short TBA position and/or our long RMBS portfolio. The following table summarizes our net mortgage assets-to-equity ratio and provides additional details, for the last five quarters, to illustrate this fluctuation.

	Notional Amount of Long TBAs	Notional Amount of Short TBAs	Fair Value of Mortgage-backed Securities	Net Short TBA Underlying Market Value(1)	Net Mortgage Assets-to-Equity Ratio
($ In thousands)
June 30, 2020	$319,280	$(529,888)	$1,154,047	$(229,102)	5.9:1
March 31, 2020	53,800	(303,388)	1,050,521	(266,536)	5.6:1
December 31, 2019	70,447	(246,955)	1,401,778	(183,369)	7.6:1
September 30, 2019	106,465	(301,223)	1,394,568	(202,014)	7.7:1
June 30, 2019	259,155	(332,583)	1,459,452	(74,780)	9.0:1

(1)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.
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
As the second quarter progressed, we added significantly to our non-Agency RMBS portfolio. This portfolio performed extremely well, as prices increased throughout the quarter. Our total investment in non-Agency RMBS was $42.0 million and $7.5 million as of June 30, 2020 and March 31, 2020, respectively. We may continue to increase our allocation to non-Agency RMBS going forward.

The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019, and June 30, 2019.

	Three-Month Period Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Three-Month Constant Prepayment Rates	18.0%	15.4%	14.9%	14.5%	9.6%
The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of June 30, 2020 and March 31, 2020.

		June 30, 2020			March 31, 2020
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	2.50	$1,700	$1,717	15	$1,700	$1,797	6
	3.00	8,661	9,203	56	13,167	13,891	40
	3.50	28,144	30,171	46	86,460	91,906	32
	4.00	25,284	27,340	39	22,408	23,965	34
	4.50	702	738	129	776	816	126
Total 15-year fixed-rate mortgages		64,491	69,169	45	124,511	132,375	34
20-year fixed-rate mortgages:
	5.00	1,077	1,191	22	1,087	1,187	19
Total 20-year fixed-rate mortgages		1,077	1,191	22	1,087	1,187	19
30-year fixed-rate mortgages:
	2.50	5,100	5,394	1	—	—	—
	3.00	192,302	204,478	9	20,022	21,113	59
	3.03	305	334	96	309	329	93
	3.25	840	895	42	845	897	39
	3.28	99	108	96	100	106	93
	3.50	169,826	185,633	55	179,663	192,659	51
	3.75	3,022	3,215	35	3,038	3,234	32
	4.00	185,495	203,089	54	221,944	240,423	50
	4.50	177,959	195,351	42	174,550	189,502	40
	5.00	76,871	85,867	42	91,748	99,597	36
	5.50	9,071	10,158	44	9,669	10,674	40
	6.00	4,960	5,481	21	6,174	6,686	18
Total 30-year fixed-rate mortgages		825,850	900,003	39	708,062	765,220	46
Total fixed-rate Agency RMBS		$891,418	$970,363	39	$833,660	$898,782	44
Prices on our Agency RMBS portfolio increased during the three-month period ended June 30, 2020 and we had total net realized and unrealized gains on our Agency RMBS of $18.3 million, or $1.48 per share. Our Agency RMBS portfolio turnover was 13% for the three-month period ended June 30, 2020.

During the three-month period ended June 30, 2020, we continued to hedge interest rate risk, primarily through the use of interest rate swaps and short positions in TBAs, U.S. Treasury securities, and futures. We significantly decreased the size of our net short TBA position during the quarter, including by increasing the amount of long TBAs held for investment. As a result, the relative proportion, based on 10-year equivalents, of net short positions in TBAs decreased significantly quarter over quarter relative to our other interest rate hedges. Ten-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates. The relative makeup of our interest rate hedging portfolio can change materially from period to period.
After giving effect to a dividend during the three-month period ended June 30, 2020 of $0.28 per share, our book value per share increased to $12.80 as of June 30, 2020, from $11.34 as of March 31, 2020, and we had an economic return of 15.3% for the three-month period ended June 30, 2020. Economic return is computed by adding back dividends declared to ending book value per share, and comparing that amount to book value per share as of the beginning of the quarter.
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. As of June 30, 2020 and March 31, 2020, our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 6.6% and 5.6%, respectively. Excluding TBA positions used to hedge our specified pool holdings, our Agency premium as a percentage of fair value was approximately 8.3% and 7.2% as of June 30, 2020 and March 31, 2020, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
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
Financing
For the three-month period ended June 30, 2020, our average repo borrowing cost decreased to 0.98% as compared to 1.86% for the three-month period ended March 31, 2020. The period-over-period decline in average repo borrowing cost was due to a significant decrease in short-term interest rates as well as a narrowing in financing spreads as measured against LIBOR. As of June 30, 2020, the weighted average borrowing rate on our repurchase agreements declined to 0.38% from 1.61% as of March 31, 2020.
While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as banks, are active in providing repo financing. Most of our outstanding repo financing is still provided by banks and bank affiliates; however, we have also entered into repo agreements with non-bank dealers. During the quarter and through the date of this report, we were able to roll our repos in an orderly manner.
Our debt-to-equity ratio was 5.8:1 as of June 30, 2020, as compared to 7.9:1 as of March 31, 2020. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 6.8:1 as of June 30, 2020, as compared to 7.2:1 as of March 31, 2020. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
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
Financial Condition
Investment portfolio
The following tables summarize our securities portfolio as of June 30, 2020 and December 31, 2019:

	June 30, 2020					December 31, 2019
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed-rate mortgages	$64,491	$69,169	$107.25	$66,172	$102.61	$173,350	$181,231	$104.55	$176,848	$102.02
20-year fixed-rate mortgages	1,077	1,191	110.58	1,148	106.59	1,276	1,385	108.54	1,356	106.27
30-year fixed-rate mortgages	825,850	900,003	108.98	861,994	104.38	996,451	1,058,878	106.26	1,041,550	104.53
ARMs	25,471	26,827	105.32	26,030	102.19	32,122	33,255	103.53	33,049	102.89
Reverse mortgages	89,561	100,393	112.09	95,451	106.58	91,560	99,934	109.15	98,407	107.48
Total Agency RMBS	1,006,450	1,097,583	109.05	1,050,795	104.41	1,294,759	1,374,683	106.17	1,351,210	104.36
Non-Agency RMBS	58,642	41,987	71.60	39,016	66.53	10,947	8,851	80.85	6,924	63.25
Total RMBS(2)	1,065,092	1,139,570	106.99	1,089,811	102.32	1,305,706	1,383,534	105.96	1,358,134	104.02
Agency IOs	n/a	14,477	n/a	16,023	n/a	n/a	18,244	n/a	17,795	n/a
Total mortgage-backed securities		1,154,047		1,105,834			1,401,778		1,375,929
U.S. Treasury securities sold short	—	—	—	—	—	(2,100)	(2,070)	98.57	(2,070)	98.57
Reverse repurchase agreements	—	—	—	—	—	2,084	2,084	100.00	2,084	100.00
Total		$1,154,047		$1,105,834			$1,401,792		$1,375,943

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Excludes Agency IOs.
The majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency collateralized mortgage obligations, or "CMOs." As of both June 30, 2020 and December 31, 2019, investments in non-Agency RMBS constituted a relatively small portion of our total investments, although the size of our non-Agency RMBS holdings increased significantly during this period.
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

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$1,147	$48
TBA securities sale contracts	1,124	74
Fixed payer interest rate swaps	—	3,543
Fixed receiver interest rate swaps	844	81
Futures	—	434
Total financial derivatives–assets, at fair value	3,115	4,180
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(129)	(71)
TBA securities sale contracts	(606)	(233)
Fixed payer interest rate swaps	(11,012)	(1,632)
Fixed receiver interest rate swaps	(20)	(15)
Futures	(377)	(96)
Total financial derivatives–liabilities, at fair value	(12,144)	(2,047)
Total	$(9,029)	$2,133
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

As of December 31, 2019, we also held short positions in U.S. Treasury securities, with a total principal amount of $2.1 million and a fair value of $2.1 million; as of June 20, 2020, the Company did not hold any short positions in U.S. Treasury securities.
The composition and relative mix of our hedging instruments may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of June 30, 2020 and December 31, 2019. We had no other borrowings outstanding.

	June 30, 2020			December 31, 2019
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$212,165	0.54%	16	$513,092	2.10%	15
31-60 days	513,347	0.33	45	549,541	1.91	45
61-90 days	113,116	0.30	80	233,639	1.97	74
91-120 days	12,498	0.30	107	—	—	—
151-180 days	4,291	1.50	167	—	—	—
181-360 days	54,404	0.32	346	—	—	—
Total	$909,821	0.38%	62	$1,296,272	2.00%	39
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. In response to the significant volatility of the first quarter caused by the spread of COVID-19, we strategically reduced the size of our portfolio in order to lower our leverage and enhance our liquidity position. As of June 30, 2020 and December 31, 2019, our total debt-to-equity ratio was 5.6:1 and 8.1:1, respectively. Collateral transferred with respect to our outstanding repo borrowings, including cash collateral posted, as of June 30, 2020 and December 31, 2019 had an aggregate fair value of $959.5 million and $1.4 billion, respectively. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 6.8:1 and 8.1:1 as of June 30, 2020 and December 31, 2019, respectively. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets conditions, and the timing of security purchase and sale transactions.
Forceful actions by the Federal Reserve continued to stabilize the market for Agency RMBS during the second quarter, and the economic terms of our financing arrangements, as well as margin calls under those financing arrangements, reverted to more typical levels. As of June 30, 2020, we had cash and cash equivalents of $50.9 million, along with other unencumbered assets of approximately $45.1 million.
Shareholders' Equity
As of June 30, 2020, our shareholders' equity decreased to $157.7 million from $160.8 million as of December 31, 2019. This decrease principally consisted of dividends declared of $(6.9) million and common shares repurchased of $(1.0) million, partially offset by net income of $4.6 million. As of June 30, 2020, our book value per share was $12.80, as compared to $12.91 as of December 31, 2019.

Results of Operations for the Three- and Six-Month Periods Ended June 30, 2020 and 2019
The following table summarizes our results of operations for the three- and six-month periods ended June 30, 2020 and 2019:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(In thousands except for per share amounts)	2020	2019	2020	2019
Interest Income (Expense)
Interest income	$3,489	$12,139	$13,370	$24,752
Interest expense	(2,330)	(9,662)	(8,430)	(19,217)
Net interest income	1,159	2,477	4,940	5,535
Expenses
Management fees to affiliate	594	582	1,119	1,177
Other operating expenses	1,138	718	1,900	1,491
Total expenses	1,732	1,300	3,019	2,668
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	20,865	15,929	28,726	36,226
Net realized and change in net unrealized gains (losses) on financial derivatives	1,053	(17,213)	(26,047)	(30,272)
Total Other Income (Loss)	21,918	(1,284)	2,679	5,954
Net Income (Loss)	$21,345	$(107)	$4,600	$8,821
Net Income (Loss) Per Common Share	$1.73	$(0.01)	$0.37	$0.71
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

The following table reconciles, for the three- and six-month periods ended June 30, 2020 and 2019, Core Earnings to the line on the Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable GAAP measure:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(In thousands except for share amounts)	2020	2019(1)	2020	2019(1)
Net Income (Loss)	$21,345	$(107)	$4,600	$8,821
Adjustments:
Net realized (gains) losses on securities	(5,175)	(1,418)	(6,268)	256
Change in net unrealized (gains) losses on securities	(15,690)	(14,511)	(22,458)	(36,482)
Net realized (gains) losses on financial derivatives	8,452	8,771	14,951	20,862
Change in net unrealized (gains) losses on financial derivatives	(9,505)	8,442	11,096	9,410
Net realized gains (losses) on periodic settlements of interest rate swaps	(1,223)	(383)	110	631
Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	896	1,045	(253)	711
Deferred offering costs expensed	313	—	313	—
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	3,782	904	4,463	1,848
Subtotal	(18,150)	2,850	1,954	(2,746)
Core Earnings	$3,195	$2,743	$6,554	$6,057
Weighted Average Shares Outstanding	12,319,616	12,467,103	12,377,185	12,467,506
Core Earnings Per Share	$0.26	$0.22	$0.53	$0.49

(1)	Conformed to current period presentation.
Results of Operations for the Three-Month Periods Ended June 30, 2020 and 2019
Net Income (Loss)
Net income (loss) for the three-month period ended June 30, 2020 was $21.3 million, as compared to $(0.1) million for the three-month period ended June 30, 2019. The period-over-period reversal in net income (loss) was primarily due to a reversal from Total Other (Loss) for the three-month period ended June 30, 2019, to Total Other Income for the three-month period ended June 30, 2020, partially offset by a decrease in net interest income.
Interest Income
Our portfolio as of both June 30, 2020 and 2019 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $3.4 million and $11.7 million in interest income on these securities for the three-month periods ended June 30, 2020 and 2019, respectively. The period-over-period decrease in interest income primarily resulted from lower average holdings on our Agency RMBS portfolio and lower overall average asset yields. The Catch-up Premium Amortization Adjustment causes variability in our interest income and portfolio yields. For the three-month periods ended June 30, 2020 and 2019, we had a negative Catch-up Premium Amortization Adjustment of approximately $(3.8) million and $(0.9) million, respectively, which decreased interest income. Excluding the Catch-up Premium Amortization Adjustments, the weighted average yield of our overall portfolio was 2.99% and 3.34% for the three-month periods ended June 30, 2020 and 2019, respectively.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended June 30, 2020 and 2019:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended June 30, 2020	$3,001	$941,506	1.28%	$435	$23,768	7.33%	$3,436	$965,274	1.42%
Three-month period ended June 30, 2019	$11,474	$1,501,355	3.06%	$240	$7,695	12.49%	$11,714	$1,509,050	3.11%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the three-month periods ended June 30, 2020 and 2019, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the three-month period ended June 30, 2020 was $2.3 million, of which $2.3 million represented interest expense on our repo borrowings and $35 thousand represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the three-month period ended June 30, 2019 was $9.7 million, of which $9.5 million represented interest expense on our repo borrowings and $0.2 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period decrease in our total interest expense resulted mainly from lower rates on our repo borrowings stemming from the decrease in short-term interest rates as well as lower average outstanding borrowings.
The following table shows information related to our average cost of funds(1) for the three-month periods ended June 30, 2020 and 2019.

	Repurchase Agreements			Interest Rate Swaps(2)		Short U.S. Treasury Securities(2)		Total(2)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Average Cost of Funds	Interest expense	Average Cost of Funds	Interest and net periodic expense paid or payable	Average Cost of Funds
(In thousands)
Three-month period ended June 30, 2020	$941,242	$2,294	0.98%	$322	0.14%	$35	0.01%	$2,651	1.13%
Three-month period ended June 30, 2019	$1,412,434	$9,485	2.69%	$(656)	(0.18)%	$172	0.05%	$9,001	2.56%

(1)	This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.

(2)
As an alternative cost of funds measure, we add to our repo borrowing cost the net periodic amounts paid or payable by us on our interest rate swaps and the interest expense we incur on our short positions in U.S. Treasury securities, and express the total as a percentage of our average outstanding repurchase agreement borrowings.

For the three-month periods ended June 30, 2020 and 2019, average one-month LIBOR was 0.36% and 2.44%, respectively. For the three-month periods ended June 30, 2020 and 2019, average six-month LIBOR was 0.71% and 2.50%, respectively. For the three-month period ended June 30, 2020, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 2.99%, while our total average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.13%, resulting in a net interest margin of 1.86%. By comparison, for the three-month period ended June 30, 2019, the weighted average yield of our Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 3.34%, while our average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 2.56%, resulting in a net interest margin of 0.78%.
Management Fees
For each of the three-month periods ended June 30, 2020 and 2019, our management fee expense was approximately $0.6 million. Management fees are calculated based on our shareholders' equity at the end of each quarter.

Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. For the three-month periods ended June 30, 2020 and 2019, our other operating expenses were approximately $1.1 million and $0.7 million, respectively. The increase in other operating expenses for the three-month period ended June 30, 2020 was primarily due to deferred offering costs that were expensed in the period.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the three-month period ended June 30, 2020, Other income (loss) was $21.9 million, consisting primarily of net realized and change in net unrealized gains of $18.3 million on our Agency RMBS, $2.4 million on our non-Agency RMBS, and $1.1 million on our financial derivatives. Our specified pools increased in price primarily as a result of the increased demand for prepayment protection that specified pools provide, relative to generic pools, amidst record-low mortgage rates and increasing actual and projected prepayment rates during the period ended June 30, 2020. Our reverse mortgage pools also increased in price, driven by strong investor demand and a recovery in yield spreads after the distress in March. As the three-month period ended June 30, 2020 progressed, we added significantly to our non-Agency RMBS portfolio, which performed extremely well, as prices increased throughout the quarter.
During the second quarter, we opportunistically decreased the size of our net short TBA position, primarily by increasing the amount of long TBAs held for investment. We had net gains on our interest rate hedges of $1.1 million, which consisted of net realized and unrealized gains of $2.5 million on our TBA positions, partially offset by net realized and unrealized losses of $(0.7) million on our interest rate swaps and $(0.7) million on our futures. For the three-month period ended June 30, 2020, as measured by sales and excluding paydowns, we turned over approximately 13% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized gains of $4.7 million on our Agency RMBS portfolio.
Other income (loss) for the three-month period ended June 30, 2019 was $(1.3) million, consisting of net realized and change in net unrealized losses of $(17.2) million on our financial derivatives, partially offset by net realized and change in net unrealized gains of $15.9 million on our securities, primarily our Agency RMBS. Lower interest rates caused Agency RMBS prices to increase during the quarter ended June 30, 2019, which led to unrealized gains on our portfolio. The decline in interest rates during the quarter also led to losses on our interest rate hedges, including net realized and unrealized losses of $(12.8) million on our interest rate swaps. For the three-month period ended June 30, 2019, as measured by sales and excluding paydowns, we turned over approximately 15% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized gains of $1.3 million on our Agency RMBS portfolio.
Results of Operations for the Six-Month Periods Ended June 30, 2020 and 2019
Net Income (Loss)
Net income (loss) for the six-month period ended June 30, 2020 was $4.6 million, as compared to $8.8 million for the six-month period ended June 30, 2019. The period-over-period decline in Net income (loss) was primarily due to a decrease in Total Other Income for the six-month period ended June 30, 2020, and a decrease in net interest income.
Interest Income
Our portfolio as of both June 30, 2020 and 2019 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $13.0 million and $24.1 million in interest income on these securities for the six-month periods ended June 30, 2020 and 2019, respectively. The period-over-period decrease in interest income primarily resulted from lower average holdings on our Agency RMBS portfolio and lower overall average asset yields. The Catch-up Premium Amortization Adjustment causes variability in our interest income and portfolio yields. For the six-month periods ended June 30, 2020 and 2019, we had a negative Catch-up Premium Amortization Adjustment of approximately $(4.5) million and $(1.8) million, respectively, which decreased interest income. Excluding the Catch-up Premium Amortization Adjustments, the weighted average yield of our overall portfolio was 3.03% and 3.39% for the six-month periods ended June 30, 2020 and 2019, respectively.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the six-month periods ended June 30, 2020 and 2019:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Six-month period ended June 30, 2020	$12,337	$1,136,839	2.17%	$632	$15,257	8.29%	$12,969	$1,152,096	2.25%
Six-month period ended June 30, 2019	$23,598	$1,521,101	3.10%	$484	$8,436	11.48%	$24,082	$1,529,537	3.15%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the six-month periods ended June 30, 2020 and 2019, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the six-month period ended June 30, 2020 was $8.4 million, of which $8.2 million represented interest expense on our repo borrowings and $0.2 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the six-month period ended June 30, 2019 was $19.2 million, of which $18.9 million represented interest expense on our repo borrowings and $0.3 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period decrease in our total interest expense resulted mainly from lower rates on our repo borrowings stemming from the decrease in short-term interest rates, as well as lower average outstanding borrowings.
The following table shows information related to our average cost of funds(1) for the six-month periods ended June 30, 2020 and 2019.

	Repurchase Agreements			Interest Rate Swaps(2)		Short U.S. Treasury Securities(2)		Total(2)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Average Cost of Funds	Interest expense	Average Cost of Funds	Interest and net periodic expense paid or payable	Average Cost of Funds
(In thousands)
Six-month period ended June 30, 2020	$1,111,374	$8,212	1.49%	$123	0.02%	$197	0.03%	$8,532	1.54%
Six-month period ended June 30, 2019	$1,417,356	$18,941	2.69%	$(1,330)	(0.19)%	$267	0.04%	$17,878	2.54%

(1)	This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.

(2)
As an alternative cost of funds measure, we add to our repo borrowing cost the net periodic amounts paid or payable by us on our interest rate swaps and the interest expense we incur on our short positions in U.S. Treasury securities, and express the total as a percentage of our average outstanding repurchase agreement borrowings.

For the six-month periods ended June 30, 2020 and 2019, average one-month LIBOR was 0.90% and 2.47%, respectively. For the six-month periods ended June 30, 2020 and 2019, average six-month LIBOR was 1.11% and 2.63%, respectively. For the six-month period ended June 30, 2020, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 3.03%, while our total average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.54%, resulting in a net interest margin of 1.49%. By comparison, for the three-month period ended June 30, 2019, the weighted average yield of our Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 3.39%, while our average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 2.54%, resulting in a net interest margin of 0.85%.
Management Fees
For six-month periods ended June 30, 2020 and 2019, our management fee expense was approximately $1.1 million and $1.2 million, respectively. The decrease in management fee was primarily due to a smaller capital base period over period. Management fees are calculated based on our shareholders' equity at the end of each quarter.

Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. For the six-month periods ended June 30, 2020 and 2019, our other operating expenses were approximately $1.9 million and $1.5 million, respectively. The increase in other operating expenses for the six-month period ended June 30, 2020 was primarily due to deferred offering costs that were expensed in the period.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the six-month period ended June 30, 2020, Other income (loss) was $2.7 million, consisting primarily of net realized and change in net unrealized gains of $30.0 million on our Agency RMBS and $1.4 million on our non-Agency RMBS, which were partially offset by net realized and change in net unrealized losses of $(2.8) million on our short U.S. Treasury securities and $(26.0) million on our financial derivatives. The increase in prices on our Agency RMBS holdings, mainly relating to our specified pools, was a result of the decrease in interest rates coupled with increased demand for the prepayment protection that specified pools provide, relative to generic pools, amidst record-low mortgage rates and increasing actual and projected prepayment rates during the six-month period ended June 30, 2020. During the first quarter of 2020, interest rates declined sharply and were highly volatile, generating significant net realized and unrealized losses on our interest rate hedges, only a small portion of which were offset by net unrealized gains on our interest rate hedges in the second quarter. For the six-month period ended June 30, 2020, we had net realized and change in net unrealized losses on our financial derivatives of $(26.0) million, which consisted of net realized and change in net unrealized losses of $(18.3) million on our interest rate swaps, $(6.8) million on our futures, and $(1.0) million on our TBAs. For the six-month period ended June 30, 2020, as measured by sales and excluding paydowns, we turned over approximately 29% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized gains of $8.7 million on our Agency RMBS portfolio.
Other income (loss) for the six-month period ended June 30, 2019 was $6.0 million, consisting of net realized and change in net unrealized gains of $36.2 million on our securities, primarily our Agency RMBS, partially offset by net realized and change in net unrealized losses of $(30.3) million on our financial derivatives. The increase in prices on our Agency RMBS holdings, as a result of the decrease in interest rates during the six-month period ended June 30, 2019, led to significant net unrealized gains on our securities portfolio. The decrease in interest rates also led to losses on our interest rate hedges, including net realized and unrealized losses of $(19.6) million on our interest rate swaps and $(6.0) million on our futures. For the six-month period ended June 30, 2019, as measured by sales and excluding paydowns, we turned over approximately 32% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized losses of $(0.3) million on our Agency RMBS portfolio.
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
As of June 30, 2020 and December 31, 2019, we had $0.9 billion and $1.3 billion outstanding under our repurchase agreements, respectively. As of June 30, 2020, our outstanding repurchase agreements were with 16 counterparties.

The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of June 30, 2020 and December 31, 2019, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 5.4% and 4.9%, respectively.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
June 30, 2020	$909,821	$941,242	$920,712
March 31, 2020(1)	1,109,342	1,281,507	1,308,377
December 31, 2019	1,296,272	1,301,270	1,319,839
September 30, 2019	1,337,984	1,369,722	1,374,080
June 30, 2019	1,442,043	1,412,434	1,442,043
March 31, 2019	1,427,147	1,422,333	1,427,147
December 31, 2018	1,481,561	1,456,905	1,481,561
September 30, 2018	1,500,632	1,506,855	1,515,617
June 30, 2018	1,537,216	1,530,734	1,537,216
March 31, 2018	1,589,319	1,588,515	1,590,790
December 31, 2017	1,597,206	1,614,096	1,643,683
September 30, 2017	1,642,313	1,633,746	1,650,729

(1)
For the quarter ended March 31, 2020 in response to significant volatility and heightened risks in the financial markets as a result of the spread of COVID-19, we significantly reduced our outstanding borrowings to lower leverage and increase our liquidity.

As of June 30, 2020, we had an aggregate amount at risk under our repurchase agreements with 17 counterparties of $49.6 million. As of December 31, 2019, we had an aggregate amount at risk under our repurchase agreements with 15 counterparties of $62.9 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. If the amounts outstanding under repurchase agreements with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk under our repurchase agreements as of June 30, 2020 and December 31, 2019 does not include $2.8 million and $0.9 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of June 30, 2020, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with two counterparties of approximately $6.9 million. We also had $5.2 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2019, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with two counterparties of approximately $10.4 million. We also had $9.0 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of June 30, 2020, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with eight counterparties of approximately $6.0 million. As of December 31, 2019, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with five counterparties of approximately $1.2 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
Forceful actions by the Federal Reserve continued to stabilize the market for Agency RMBS during the second quarter, and the economic terms of our financing arrangements reverted to more typical levels.
We held cash and cash equivalents of approximately $50.9 million and $35.4 million as of June 30, 2020 and December 31, 2019, respectively.
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
Six-Month Period Ended June 30, 2020

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.28	$3,449	March 4, 2020	March 31, 2020	April 27, 2020
Second Quarter	0.28	3,450	June 10, 2020	June 30, 2020	July 27, 2020
Six-Month Period Ended June 30, 2019

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.34	$4,239	March 4, 2019	March 29, 2019	April 25, 2019
Second Quarter	0.28	3,491	June 11, 2019	June 28, 2019	July 25, 2019
For the six-month period ended June 30, 2020, our operating activities provided net cash of $9.1 million and our investing activities provided net cash of $391.4 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) used net cash of $377.1 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $23.5 million. We used $6.9 million to pay dividends and $1.0 million to repurchase common shares. As a result of these activities, there was an increase in our cash holdings of $15.6 million, from $35.4 million as of December 31, 2019 to $50.9 million as of June 30, 2020.
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
On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. During the six-month period ended June 30, 2020, we repurchased 136,142 common shares at an average price per share of $7.24 and a total cost of $1.0 million. Under the current repurchase program adopted on June 13, 2018, we have repurchased 434,171 common shares through August 6, 2020 at an average price per share of $9.45 and an aggregate cost of $4.1 million, and have authorization to repurchase an additional 765,829 common shares.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both June 30, 2020 and December 31, 2019, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of June 30, 2020, we had $0.9 billion of outstanding borrowings with 16 counterparties.
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of June 30, 2020, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, excluding TBAs	$9,415	5.96%	$18,730	11.85%	$(9,517)	(6.02)%	$(19,134)	(12.11)%
TBAs	(624)	(0.39)%	(2,549)	(1.61)%	(675)	(0.43)%	(2,650)	(1.68)%
Non-Agency RMBS	1,112	0.70%	2,269	1.44%	(1,065)	(0.68)%	(2,085)	(1.32)%
U.S. Treasury Securities, Interest Rate Swaps, and Futures	(10,021)	(6.35)%	(20,459)	(12.95)%	9,605	6.08%	18,791	11.89%
Corporate Securities and Derivatives on Corporate Securities	(1)	—%	(2)	—%	—	—%	1	—%
Repurchase and Reverse Repurchase Agreements	(528)	(0.33)%	(538)	(0.34)%	786	0.50%	1,572	1.00%
Total	$(647)	(0.41)%	$(2,549)	(1.61)%	$(866)	(0.55)%	$(3,505)	(2.22)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our June 30, 2020 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Business—Special Note Regarding Forward-Looking Statements."
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item IA of our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2020. There have been no material changes from these previously disclosed risk factors. See also "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	August 7, 2020	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	August 7, 2020	By:	/s/ CHRISTOPHER SMERNOFF
Christopher Smernoff Chief Financial Officer (Principal Financial and Accounting Officer)