Form 10-Q
period 2020-09-30
Ellington Residential Mortgage REIT
filed 2020-11-09
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of the Registrant's common shares outstanding as of November 5, 2020: 12,334,636

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2020	December 31, 2019
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$61,193	$35,351
Mortgage-backed securities, at fair value	1,113,620	1,401,778
Other investments, at fair value	5,290	—
Due from brokers	49,530	34,596
Financial derivatives–assets, at fair value	1,738	4,180
Reverse repurchase agreements	20,013	2,084
Receivable for securities sold	7,191	5,500
Interest receivable	4,562	5,016
Other assets	380	604
Total Assets	$1,263,517	$1,489,109
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,061,640	$1,296,272
Payable for securities purchased	5,308	19,433
Due to brokers	669	33
Financial derivatives–liabilities, at fair value	7,916	2,047
U.S. Treasury securities sold short, at fair value	19,986	2,070
Dividend payable	3,454	3,488
Accrued expenses	1,077	588
Management fee payable to affiliate	611	605
Interest payable	455	3,729
Total Liabilities	1,101,116	1,328,265
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (12,334,636 and 12,455,758 shares issued and outstanding, respectively)	123	124
Additional paid-in-capital	229,551	230,358
Accumulated deficit	(67,273)	(69,638)
Total Shareholders' Equity	162,401	160,844
Total Liabilities and Shareholders' Equity	$1,263,517	$1,489,109

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$7,776	$10,485	$21,146	$35,237
Interest expense	(819)	(8,820)	(9,249)	(28,038)
Total net interest income	6,957	1,665	11,897	7,199
EXPENSES
Management fees to affiliate	611	582	1,731	1,759
Professional fees	237	216	1,043	652
Compensation expense	140	132	433	394
Insurance expense	82	74	239	221
Other operating expenses	336	341	979	987
Total expenses	1,406	1,345	4,425	4,013
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	4,987	1,564	11,255	1,308
Net realized gains (losses) on financial derivatives	(648)	(1,862)	(15,599)	(22,723)
Change in net unrealized gains (losses) on securities	(4,575)	9,058	17,883	45,540
Change in net unrealized gains (losses) on financial derivatives	2,803	(5,351)	(8,293)	(14,761)
Total other income (loss)	2,567	3,409	5,246	9,364
NET INCOME (LOSS)	$8,118	$3,729	$12,718	$12,550
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.66	$0.30	$1.03	$1.01
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2019	12,455,758	$124	—	$—	$230,358	$(69,638)	$160,844
Share based compensation					59		59
Repurchase of common shares	(136,142)	(1)			(985)		(986)
Dividends declared(1)						(3,449)	(3,449)
Net income (loss)						(16,745)	(16,745)
BALANCE, March 31, 2020	12,319,616	123	—	—	229,432	(89,832)	139,723
Share based compensation					59		59
Dividends declared(1)						(3,450)	(3,450)
Net income (loss)						21,345	21,345
BALANCE, June 30, 2020	12,319,616	$123	—	$—	$229,491	$(71,937)	$157,677
Issuance of restricted shares	15,020	—	—	—	—		—
Share based compensation					60		60
Dividends declared(1)						(3,454)	(3,454)
Net income (loss)						8,118	8,118
BALANCE, September 30, 2020	12,334,636	$123	—	$—	$229,551	$(67,273)	$162,401

BALANCE, December 31, 2018	12,507,213	$125	—	$—	$230,888	$(77,191)	$153,822
Share based compensation					53		53
Repurchase of common shares	(40,110)	—			(414)		(414)
Dividends declared(1)						(4,239)	(4,239)
Net income (loss)						8,928	8,928
BALANCE, March 31, 2019	12,467,103	125	—	—	230,527	(72,502)	158,150
Share based compensation					53		53
Dividends declared(1)						(3,491)	(3,491)
Net income (loss)						(107)	(107)
BALANCE, June 30, 2019	12,467,103	$125	—	$—	$230,580	$(76,100)	$154,605
Issuance of restricted shares	15,024	—	—	—	—		—
Share based compensation					55		55
Repurchase of common shares	(33,706)	(1)	—	—	(332)	—	(333)
Dividends declared(1)						(3,485)	(3,485)
Net income (loss)						3,729	3,729
BALANCE, September 30, 2019	12,488,421	$124	—	$—	$230,303	$(75,856)	$154,571
(1)For each of the three-month periods ended September 30, 2020 and 2019, dividends totaling $0.28 per common share outstanding, were declared. For the nine-month periods ended September 30, 2020 and 2019, dividends totaling $0.84 and $0.90, respectively, per common share outstanding, were declared.
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine-Month Period Ended September 30,
	2020	2019
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$12,718	$12,550
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	(11,255)	(1,308)
Change in net unrealized (gains) losses on securities	(17,883)	(45,540)
Net realized (gains) losses on financial derivatives	15,599	22,723
Change in net unrealized (gains) losses on financial derivatives	8,293	14,761
Amortization of premiums and accretion of discounts, net	11,131	10,065
Share based compensation	178	161
(Increase) decrease in assets:
Interest receivable	454	480
Other assets	224	(96)
Increase (decrease) in liabilities:
Accrued expenses	489	(157)
Interest payable	(3,274)	(581)
Management fees payable to affiliate	6	3
Net cash provided by (used in) operating activities	16,680	13,061
Cash flows provided by (used in) investing activities:
Purchases of securities	(855,117)	(1,308,549)
Proceeds from sale of securities	950,772	1,400,018
Principal repayments of mortgage-backed securities	192,149	146,230
Proceeds from investments sold short	245,699	513,084
Repurchase of investments sold short	(230,529)	(476,800)
Proceeds from disposition of financial derivatives	18,570	13,928
Purchase of financial derivatives	(34,404)	(36,634)
Payments made on reverse repurchase agreements	(4,302,533)	(5,158,083)
Proceeds from reverse repurchase agreements	4,284,605	5,115,454
Due from brokers, net	(8,305)	(14,969)
Due to brokers, net	643	(182)
Net cash provided by (used in) investing activities	261,550	193,497

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine-Month Period Ended September 30,
	2020	2019
Cash flows provided by (used in) financing activities:
Repurchase of common shares	(986)	(747)
Dividends paid	(10,387)	(11,982)
Borrowings under repurchase agreements	1,932,531	1,256,876
Repayments of repurchase agreements	(2,167,163)	(1,400,453)
Due from brokers, net	(6,383)	(17,723)
Due to brokers, net	—	(926)
Cash provided by (used in) financing activities	(252,388)	(174,955)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,842	31,603
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,351	18,585
CASH AND CASH EQUIVALENTS, END OF PERIOD	$61,193	$50,188
Supplemental disclosure of cash flow information:
Interest paid	$12,524	$28,619
Dividends payable	3,454	3,485
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
(B) Valuation: The Company applies ASC 820-10, Fair Value Measurement ("ASC 820-10"), to its holdings of financial instruments. ASC 820-10 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the observability of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
•Level 1—inputs to the valuation methodology are observable and reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. Currently, the types of financial instruments the Company generally includes in this category are exchange-traded derivatives and equities;
•Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that the Company generally includes in this category are Agency RMBS, U.S. Treasury securities, certain non-Agency RMBS, and actively traded derivatives such as TBAs, interest rate swaps, and swaptions; and
•Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. Currently, this category includes certain RMBS, such as certain non-Agency RMBS and certain Agency interest only securities, or "IOs," where there is less price transparency.
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
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at September 30, 2020 and December 31, 2019, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or government-sponsored enterprise, or "GSE." The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.
By RMBS Type
September 30, 2020:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Agency RMBS:
15-year fixed-rate mortgages	$80,451	$2,655	$83,106	$3,145	$(38)	$86,213	3.38%	2.25%	3.41
20-year fixed-rate mortgages	36,481	1,276	37,757	176	—	37,933	2.16%	1.40%	5.13
30-year fixed-rate mortgages	781,388	36,790	818,178	36,782	(517)	854,443	3.91%	2.53%	4.14
Adjustable rate mortgages	22,518	493	23,011	579	—	23,590	3.51%	2.38%	2.99
Reverse mortgages	67,233	4,048	71,281	2,965	—	74,246	3.93%	2.39%	4.92
Interest only securities	n/a	n/a	14,640	333	(2,358)	12,615	3.26%	4.29%	3.39
Total Agency RMBS	988,071	45,262	1,047,973	43,980	(2,913)	1,089,040	3.72%	2.48%	4.04
Non-Agency RMBS	32,062	(10,069)	21,993	2,587	—	24,580	1.81%	6.94%	6.94
Total RMBS	$1,020,133	$35,193	$1,069,966	$46,567	$(2,913)	$1,113,620	3.67%	2.57%	4.12
(1)Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.
(2)Average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

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
(1)Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.
(2)Average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.
By Estimated Weighted Average Life
As of September 30, 2020:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$170,537	$166,842	3.76%	$3,835	$4,691	4.71%	$3,786	$3,543	4.16%
Greater than three years and less than seven years	856,988	820,031	3.83%	8,683	9,849	2.76%	9,605	7,958	0.94%
Greater than seven years and less than eleven years	30,980	29,868	3.09%	97	100	0.24%	8,168	7,544	0.77%
Greater than eleven years	17,920	16,592	3.62%	—	—	—%	3,021	2,948	4.68%
Total	$1,076,425	$1,033,333	3.79%	$12,615	$14,640	3.26%	$24,580	$21,993	1.81%
(1)Average lives of RMBS are generally shorter than stated contractual maturities.
(2)Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.
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
(1)Average lives of RMBS are generally shorter than stated contractual maturities.
(2)Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.

The following tables reflect the components of interest income on the Company's RMBS for the three- and nine-month periods ended September 30, 2020 and 2019:

	Three-Month Period Ended September 30, 2020			Nine-Month Period Ended September 30, 2020
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$10,638	$(3,447)	$7,191	$35,149	$(15,622)	$19,527
Non-Agency RMBS	186	380	566	437	761	1,198
Total	$10,824	$(3,067)	$7,757	$35,586	$(14,861)	$20,725

	Three-Month Period Ended September 30, 2019			Nine-Month Period Ended September 30, 2019
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$14,941	$(5,097)	$9,844	$46,893	$(13,452)	$33,441
Non-Agency RMBS	110	81	191	331	344	675
Total	$15,051	$(5,016)	$10,035	$47,224	$(13,108)	$34,116
For the three-month periods ended September 30, 2020 and 2019, the Catch-up Premium Amortization Adjustment was $0.4 million and $(1.6) million, respectively. For the nine-month periods ended September 30, 2020 and 2019, the Catch-up Premium Amortization Adjustment was $(4.1) million and $(3.4) million, respectively.
At September 30, 2020, the Company had gross unrealized losses on RMBS of $(2.9) million, of which $(2.0) million relates to adverse changes in estimated future cash flows on Agency IOs and non-Agency RMBS, primarily resulting from an increase in expected prepayments. Certain of the Company's securities, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination, and the Company has established an initial estimate for credit losses on such securities for the purpose of calculating interest income; as of September 30, 2020, the estimated credit losses on such securities was $(1.5) million.
For the three- and nine-month periods ended September 30, 2019, the Company recognized an impairment charge of $0.8 million and $4.0 million, respectively, relating to its Agency IOs, which is included in Net realized gains (losses) on securities, on the Consolidated Statement of Operations. This impairment charge was due to an adverse change in estimated future cash flows resulting from an increase in expected prepayments.

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
September 30, 2020:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$86,213	$—	$86,213
20-year fixed-rate mortgages	—	37,933	—	37,933
30-year fixed-rate mortgages	—	854,443	—	854,443
Adjustable rate mortgages	—	23,590	—	23,590
Reverse mortgages	—	74,246	—	74,246
Interest only securities	—	7,880	4,735	12,615
Non-Agency RMBS	—	10,335	14,245	24,580
Mortgage-backed securities, at fair value	—	1,094,640	18,980	1,113,620
Other investments, at fair value:
Preferred equity securities	316	—	—	316
U.S. Treasury securities	—	4,974	—	4,974
Total other investments, at fair value	316	4,974	—	5,290
Financial derivatives–assets, at fair value:
TBAs	—	1,028	—	1,028
Interest rate swaps	—	710	—	710
Total financial derivatives–assets, at fair value	—	1,738	—	1,738
Total mortgage-backed securities, other investments, and financial derivatives–assets, at fair value	$316	$1,101,352	$18,980	$1,120,648
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(19,986)	$—	$(19,986)
Financial derivatives–liabilities, at fair value:
TBAs	—	(665)	—	(665)
Interest rate swaps	—	(6,895)	—	(6,895)
Futures	(356)	—	—	(356)
Total financial derivatives–liabilities, at fair value	(356)	(7,560)	—	(7,916)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(356)	$(27,546)	$—	$(27,902)

December 31, 2019:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$181,231	$—	$181,231
20-year fixed-rate mortgages	—	1,385	—	1,385
30-year fixed-rate mortgages	—	1,058,878	—	1,058,878
Adjustable rate mortgages	—	33,255	—	33,255
Reverse mortgages	—	99,934	—	99,934
Interest only securities	—	10,605	7,639	18,244
Non-Agency RMBS	—	5,578	3,273	8,851
Mortgage-backed securities, at fair value	—	1,390,866	10,912	1,401,778
Financial derivatives–assets, at fair value:
TBAs	—	122	—	122
Interest rate swaps	—	3,624	—	3,624
Futures	434	—	—	434
Total financial derivatives–assets, at fair value	434	3,746	—	4,180
Total mortgage-backed securities and financial derivatives–assets, at fair value	$434	$1,394,612	$10,912	$1,405,958
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(2,070)	$—	$(2,070)
Financial derivatives–liabilities, at fair value:
TBAs	—	(304)	—	(304)
Interest rate swaps	—	(1,647)	—	(1,647)
Futures	(96)	—	—	(96)
Total financial derivatives–liabilities, at fair value	(96)	(1,951)	—	(2,047)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(96)	$(4,021)	$—	$(4,117)
The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value.
Three-Month Period Ended September 30, 2020:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of June 30, 2020	$12,143	$2,520
Purchases	—	3,290
Proceeds from sales	(2,094)	(3,555)
Principal repayments	(201)	—
(Amortization)/accretion, net	155	(342)
Net realized gains (losses)	181	312
Change in net unrealized gains (losses)	128	(155)
Transfers:
Transfers into level 3	6,984	2,665
Transfers out of level 3	(3,051)	—
Ending balance as of September 30, 2020	$14,245	$4,735
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at September 30, 2020, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended September 30, 2020. For Level 3 financial instruments held by the Company as of September 30, 2020, change in net unrealized gains (losses) of $0.3 million and $(0.1) million, for the three-month period ended September 30, 2020 relate to non-Agency RMBS and Agency RMBS, respectively.
At September 30, 2020, the Company transferred $3.1 million of RMBS from Level 3 to Level 2 and $9.6 million of RMBS from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
Nine-Month Period Ended September 30, 2020:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2019	$3,273	$7,639
Purchases	17,003	3,988
Proceeds from sales	(6,583)	(3,803)
Principal repayments	(643)	—
(Amortization)/accretion, net	413	(1,819)
Net realized gains (losses)	442	349
Change in net unrealized gains (losses)	340	(833)
Transfers:
Transfers into level 3	—	1,657
Transfers out of level 3	—	(2,443)
Ending balance as of September 30, 2020	$14,245	$4,735
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at September 30, 2020, as well as Level 3 financial instruments disposed of by the Company during the nine-month period ended September 30, 2020. For Level 3 financial instruments held by the Company as of September 30, 2020, change in net unrealized gains (losses) of $0.3 million and $(1.6) million, for the nine-month period ended September 30, 2020 relate to non-Agency RMBS and Agency RMBS, respectively.
At September 30, 2020, the Company transferred $2.4 million of RMBS from Level 3 to Level 2 and $1.7 million of RMBS from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of September 30, 2019, as well as Level 3 financial instruments disposed of by the Company during the nine-month period ended September 30, 2019. For Level 3 financial instruments held by the Company as of September 30, 2019, change in net unrealized gains (losses) of $0.2 million and $(0.3) million, for the nine-month period ended September 30, 2019 relate to non-Agency RMBS and Agency RMBS, respectively.
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

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of September 30, 2020 and December 31, 2019:
September 30, 2020:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$13,106	Market quotes	Non-Binding Third-Party Valuation	$42.04	$89.62	$81.11
Agency RMBS–Interest Only Securities	612	Market quotes	Non-Binding Third-Party Valuation	7.93	13.32	11.31
Non-Agency RMBS	1,139	Discounted Cash Flows	Yield	1.3%	23.4%	12.5%
			Projected Collateral Prepayments	37.3%	57.5%	50.0%
			Projected Collateral Losses	3.2%	7.2%	5.0%
			Projected Collateral Recoveries	9.1%	25.0%	15.1%
			Projected Collateral Scheduled Amortization	26.6%	32.3%	29.9%
						100.0%
Agency RMBS–Interest Only Securities	4,123	Option Adjusted Spread ("OAS")	LIBOR OAS (2)(3)	0	1,246	587
			Projected Collateral Prepayments	26.2%	93.7%	80.6%
			Projected Collateral Scheduled Amortization	6.3%	73.8%	19.4%
						100.0%
(1)Averages are weighted based on the fair value of the related instrument.
(2)Shown in basis points.
(3)For the range minimum, the range maximum, and the weighted average of LIBOR OAS, excludes Agency interest only securities with a negative LIBOR OAS, with a total fair value of $0.6 million. Including these securities the weighted average was 157 basis points.

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
						100.0%
(1)Averages are weighted based on the fair value of the related instrument.
(2)Shown in basis points.
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

The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$61,193	$61,193	$35,351	$35,351
Due from brokers	49,530	49,530	34,596	34,596
Reverse repurchase agreements	20,013	20,013	2,084	2,084
Liabilities:
Repurchase agreements	1,061,640	1,061,640	1,296,272	1,296,272
Due to brokers	669	669	33	33
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
The following table details the fair value of the Company's holdings of financial derivatives as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$554	$48
TBA securities sale contracts	474	74
Fixed payer interest rate swaps	45	3,543
Fixed receiver interest rate swaps	665	81
Futures	—	434
Total financial derivatives–assets, at fair value	1,738	4,180
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(360)	(71)
TBA securities sale contracts	(305)	(233)
Fixed payer interest rate swaps	(6,857)	(1,632)
Fixed receiver interest rate swaps	(38)	(15)
Futures	(356)	(96)
Total financial derivatives–liabilities, at fair value	(7,916)	(2,047)
Total, net	$(6,178)	$2,133

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of September 30, 2020 and December 31, 2019:
September 30, 2020:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$119,347	$(2,274)	0.97%	0.25%	2.04
2023	77,591	(1,730)	0.96	0.25	2.70
2027	60,448	(467)	0.57	0.24	6.82
2042	10,303	(1,626)	1.81	0.25	22.18
2049	3,633	(760)	1.89	0.26	29.08
2050	792	45	0.90	0.27	29.79
Total	$272,114	$(6,812)	0.92%	0.25%	4.49
December 31, 2019:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2020	$86,000	$148	1.60%	1.97%	0.32
2021	161,581	(134)	1.79	1.92	1.55
2022	74,370	292	1.54	1.91	2.92
2023	84,373	(1,223)	1.97	1.91	3.61
2024	19,073	246	1.46	2.04	4.76
2025	106,812	1,129	1.56	1.92	5.91
2026	28,502	402	1.57	1.91	6.92
2027	35,550	547	1.61	1.92	7.91
2029	170	2	1.72	1.90	9.89
2042	10,303	501	1.81	1.91	22.93
2048	630	(157)	3.18	1.92	28.93
2049	3,633	158	1.89	1.94	29.84
Total	$610,997	$1,911	1.69%	1.93%	3.87
The following tables provide information about the Company's fixed receiver interest rate swaps as of September 30, 2020 and December 31, 2019.
September 30, 2020:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$13,200	$642	0.26%	1.87%	2.56
2030	19,630	(15)	0.29	0.67	9.76
Total	$32,830	$627	0.28%	1.15%	6.87

December 31, 2019:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$13,200	$81	1.94%	1.87%	3.32
2029	9,902	(15)	1.92	1.87	9.98
Total	$23,102	$66	1.93%	1.87%	6.17
Futures
The following tables provide information about the Company's futures as of September 30, 2020 and December 31, 2019.
September 30, 2020:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Long Contracts:
U.S. Treasury Futures	$6,600	$(7)	2.73
Short Contracts:
U.S. Treasury Futures	(120,500)	(349)	2.87
Total, net	$(113,900)	$(356)	2.88
December 31, 2019:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Long Contracts:
U.S. Treasury Futures	$4,100	$(96)	2.84
Short Contracts:
U.S. Treasury Futures	(37,500)	434	2.72
Total, net	$(33,400)	$338	2.71
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

As of September 30, 2020 and December 31, 2019, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	September 30, 2020				December 31, 2019
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$181,290	$188,460	$189,014	$554	$26,877	$27,087	$27,135	$48
Liabilities	178,140	186,841	186,481	(360)	43,570	45,629	45,558	(71)
	359,430	375,301	375,495	194	70,447	72,716	72,693	(23)
Sale contracts:
Assets	(399,878)	(425,151)	(424,677)	474	(82,520)	(85,124)	(85,050)	74
Liabilities	(151,975)	(159,465)	(159,770)	(305)	(164,435)	(170,779)	(171,012)	(233)
	(551,853)	(584,616)	(584,447)	169	(246,955)	(255,903)	(256,062)	(159)
Total TBA securities, net	$(192,423)	$(209,315)	$(208,952)	$363	$(176,508)	$(183,187)	$(183,369)	$(182)
(1)Notional amount represents the principal balance of the underlying Agency RMBS.
(2)Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.
(4)Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis and is reported in Financial derivatives-assets at fair value and Financial derivatives-liabilities at fair value on the Consolidated Balance Sheet.
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the nine-month period ended September 30, 2020 and the year ended December 31, 2019:

Derivative Type	Nine-Month Period Ended September 30, 2020	Year Ended December 31, 2019
	(In thousands)
Interest rate swaps	$422,847	$651,793
TBAs	593,533	474,555
Futures	95,600	114,277
Options	—	1,492
Gains and losses on the Company's financial derivatives for the three- and nine-month periods ended September 30, 2020 and 2019 are summarized in the tables below:

	Three-Month Period Ended September 30, 2020
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(271)	$(3,077)	$(3,348)	$(148)	$4,103	$3,955
TBAs		3,213	3,213		(1,172)	(1,172)
Futures		(513)	(513)		20	20
Total	$(271)	$(377)	$(648)	$(148)	$2,951	$2,803

	Three-Month Period Ended September 30, 2019
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$2,347	$(2,930)	$(583)	$(1,815)	$(4,490)	$(6,305)
TBAs		(1,586)	(1,586)		1,315	1,315
Futures		307	307		(361)	(361)
Total	$2,347	$(4,209)	$(1,862)	$(1,815)	$(3,536)	$(5,351)

	Nine-Month Period Ended September 30, 2020
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(161)	$(9,360)	$(9,521)	$(401)	$(7,743)	$(8,144)
TBAs		528	528		545	545
Futures		(6,606)	(6,606)		(694)	(694)
Total	$(161)	$(15,438)	$(15,599)	$(401)	$(7,892)	$(8,293)

	Nine-Month Period Ended September 30, 2019
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$2,978	$(5,223)	$(2,245)	$(1,105)	$(23,184)	$(24,289)
TBAs		(6,578)	(6,578)		1,819	1,819
Futures		(13,800)	(13,800)		7,709	7,709
Options		(100)	(100)		—	—
Total	$2,978	$(25,701)	$(22,723)	$(1,105)	$(13,656)	$(14,761)
From time to time, the Company uses short positions in U.S. Treasury positions as a component of its interest rate hedging portfolio. As of September 30, 2020, the Company held short positions in U.S. Treasury securities, with a principal amount of $20.0 million and a fair value of $20.0 million. As of December 31, 2019, the Company held short positions in U.S. Treasury securities, with a principal amount of $2.1 million and a fair value of $2.1 million. Such securities are included on the Company's Consolidated Balance Sheet under the caption U.S. Treasury securities sold short, at fair value.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of both September 30, 2020 and December 31, 2019, the Company had outstanding borrowings under repurchase agreements with 15 counterparties.
The following table details the Company's outstanding borrowings under repurchase agreements as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)			(In thousands)
30 days or less	$302,744	0.27%	16	$513,092	2.10%	15
31-60 days	575,571	0.25	44	549,541	1.91	45
61-90 days	89,814	0.31	77	233,639	1.97	74
91-120 days	4,516	1.34	114	—	—	—
151-180 days	15,829	0.25	167	—	—	—
181-360 days	73,166	0.30	279	—	—	—
Total	$1,061,640	0.27%	57	$1,296,272	2.00%	39
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of September 30, 2020 and December 31, 2019, the fair value of RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.1 billion and $1.3 billion, respectively. Collateral transferred under outstanding borrowings as of December 31, 2019 includes RMBS in the amount of $3.0 million that were sold prior to year end but for which such sale had not yet settled. In addition as of September 30, 2020 and December 31, 2019, the Company was posting to repurchase agreement counterparties net cash collateral of $31.3 million and $24.9 million, respectively, as a result of margin calls with various repurchase agreement counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. There was no counterparty for which the amount at risk was greater than 10% of shareholders' equity as of September 30, 2020 or December 31, 2019.
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

The following tables present information about certain assets and liabilities representing financial instruments as of September 30, 2020 and December 31, 2019. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
September 30, 2020:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$1,738	$(1,584)	$—	$—	$154
Reverse repurchase agreements	20,013	(20,013)	—	—	—
Liabilities:
Financial derivatives–liabilities	(7,916)	1,584	—	6,250	(82)
Repurchase agreements	(1,061,640)	20,013	1,010,320	31,307	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase and reverse repurchase agreements and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of September 30, 2020 were $1.1 billion. As of September 30, 2020 total cash collateral (received) pledged on financial derivative assets and liabilities excludes $12 thousand and $11.0 million respectively of net excess cash collateral.
(3)When collateral is pledged to or pledged by a counterparty, it is often pledged or posted with respect to all positions with such counterparty, and in such cases such collateral cannot be specifically identified as relating to a particular asset or liability. As a result, in preparing the above table, the Company has made assumptions in allocating pledged or posted collateral among the various rows.
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
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase and reverse repurchase agreements and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December 31, 2019 were $1.3 billion. As of December 31, 2019 total cash collateral on financial derivative assets and liabilities excludes $8.3 million and $1.1 million, respectively of net excess cash collateral.
(3)When collateral is pledged to or pledged by a counterparty, it is often pledged or posted with respect to all positions with such counterparty, and in such cases such collateral cannot be specifically identified as relating to a particular asset or liability. As a result, in preparing the above table, the Company has made assumptions in allocating pledged or posted collateral among the various rows.

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of September 30, 2020 and 2019, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three- and nine-month periods ended September 30, 2020 and 2019:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(In thousands except for share amounts)	2020	2019	2020	2019
Numerator:
Net income (loss)	$8,118	$3,729	$12,718	$12,550
Denominator:
Basic and diluted weighted average shares outstanding	12,323,044	12,459,478	12,359,007	12,464,800
Basic and diluted earnings per share	$0.66	$0.30	$1.03	$1.01
9. Related Party Transactions
Management Agreement
The Company is party to the Management Agreement, which has a current term that expires on September 24, 2021, and has been, and is expected to be, renewed automatically each year thereafter for an additional one-year period, subject to certain termination rights. The Company is externally managed and advised by the Manager. Pursuant to the terms of the Management Agreement, the Manager provides the Company with its management team, including its officers, and appropriate support personnel. The Company does not have any employees. The Manager is responsible for the day-to-day operations of the Company.
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For each of the three-month periods ended September 30, 2020 and 2019, the total management fee incurred was $0.6 million. For the nine-month periods ended September 30, 2020 and 2019, the total management fee incurred was $1.7 million and $1.8 million, respectively.
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
For the nine-month periods ended September 30, 2020 and 2019, the Company reimbursed the Manager $1.5 million and $1.7 million, respectively, for previously incurred operating and compensation expenses. As of September 30, 2020 and December 31, 2019, the outstanding payable to the Manager for operating and compensation expenses was $0.3 million and $0.2 million, respectively, and is included in Accrued expenses on the Consolidated Balance Sheet.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of September 30, 2020 and December 31, 2019, there were 12,334,636 and 12,455,758 common shares outstanding, respectively. No preferred shares have been issued.
Detailed below is a roll forward of the Company's common shares outstanding for the three- and nine-month periods ended September 30, 2020 and 2019:

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Common Shares Outstanding (6/30/2020, 6/30/2019, 12/31/2019, and 12/31/2018, respectively)	12,319,616	12,467,103	12,455,758	12,507,213
Share Activity:
Restricted shares issued	15,020	15,024	15,020	15,024
Shares repurchased	—	(33,706)	(136,142)	(73,816)
Common Shares Outstanding (9/30/2020, 9/30/2019, 9/30/2020, and 9/30/2019, respectively)	12,334,636	12,448,421	12,334,636	12,448,421
Unvested restricted shares outstanding (9/30/2020, 9/30/2019, 9/30/2020, and 9/30/2019, respectively)	25,472	23,039	25,472	23,039

The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at September 30, 2020:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	15,020	September 10, 2020	September 9, 2021
Partially dedicated employees:
	3,669	December 13, 2019	December 13, 2020
	3,668	December 13, 2019	December 13, 2021
	3,115	December 11, 2018	December 11, 2020
(1)Date at which such restricted shares will vest and become non-forfeitable.
As of September 30, 2020, there were 283,704 shares available for future issuance under the Company's 2013 Equity Incentive Plan.
On June 13, 2018, the Company's Board of Trustees approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. During the nine-month period ended September 30, 2020, the Company repurchased 136,142 of its common shares at an aggregate cost of $1.0 million, and an average price per share of $7.24. The Company did not purchase any of its common shares during the three-month period ended September 30, 2020. From inception of the current share repurchase program adopted on June 13, 2018 through September 30, 2020, the Company repurchased 434,171 of its common shares at an aggregate cost of $4.1 million, and an average price per share of $9.45.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of September 30, 2020 and December 31, 2019 and management is not aware of any significant contingencies at September 30, 2020.

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
We were formed through an initial strategic venture among affiliates of Ellington Management Group, L.L.C., an investment management firm and registered investment adviser with a 25-year history of investing in a broad spectrum of residential and commercial mortgage-backed securities, or "MBS," and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." As of September 30, 2020, the Blackstone Funds owned approximately 26.8% of our outstanding common shares. We are externally managed and advised by our

Manager, an affiliate of Ellington.
We use leverage in our Agency RMBS strategy and, while we have not done so meaningfully to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of September 30, 2020, we had outstanding borrowings under repurchase agreements in the amount of $1.1 billion with 15 counterparties.
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
As of September 30, 2020, our book value per share was $13.17, as compared to $12.80 as of June 30, 2020 and $12.91 as of December 31, 2019.
Trends and Recent Market Developments
Market Overview
•The U.S. Federal Reserve, or the "Federal Reserve," continued its accommodative monetary policy in the third quarter. At its July and September meetings, the Federal Reserve maintained its target range of 0.00%–0.25% for the federal funds rate, noting in July that the "ongoing public health crisis will weigh heavily on economic activity, employment, and inflation in the near term, and poses considerable risks to the economic outlook over the medium term." It further noted that "the Committee expects to maintain this target range until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals."
Additionally, in August, the Federal Reserve announced that in order to support the labor market, it will target an average inflation target over time, rather than setting an absolute inflation target as with its previous policy, effectively allowing for periods of higher inflation without a counteracting interest rate increase. The announcement signaled a more dovish long-term stance.
•During the third quarter, the Federal Reserve extended, expanded or modified several of its liquidity support programs, citing the importance of the Federal Reserve’s efforts in supporting the economy, and noting that "improving financial conditions reflect, in part, policy measures implemented to support the economy and the flow of credit to U.S. households and businesses." The Federal Reserve Chairman Jerome Powell argued that additional stimulus measures should be implemented, stating in early October that "the expansion is still far from complete" and "too little support would lead to a weak recovery, creating unnecessary hardship"; but as of quarter end, negotiations for further stimulus measures had stalled in Congress and with the administration.
Also during the third quarter, the Federal Reserve continued to purchase significant amounts of U.S. Treasury securities, Agency RMBS, and other eligible collateral, pursuant to the asset purchase programs it outlined earlier in the year.
Similar to the previous two quarters, central banks and governments around the globe continued to implement quantitative easing programs and stimulus packages during the third quarter.
•In the third quarter, U.S. Treasury yields continued to hover near all-time lows while interest rate volatility remained muted. U.S. Treasury yields changed only slightly quarter over quarter, with the 10-year U.S. Treasury yield finishing the third quarter at 0.68%, virtually unchanged from the start of the quarter and only 14 basis points above the record low reached in March. The 10-year U.S. Treasury yield traded within an extraordinarily tight 25-basis-point range during the quarter, and the MOVE Index, which measures interest-rate volatility, hit an all-time low at the end of September.
•Mortgage rates continued to decline during the third quarter, with the Freddie Mac Survey 30-year mortgage rate decreasing by 23 basis points to close the quarter at 2.90%, after setting a new all-time low of 2.86% on September 10th. With the declining mortgage rates, refinancing applications remain elevated. As of October 2nd, the Mortgage Bankers Association's Refinance Index was up 8% quarter over quarter and 50% year over year. Overall Fannie Mae 30-year MBS prepayments increased from a CPR of 33.0 in June to 33.5 in July, before declining slightly to 32.8 in August, and then reaching a nearly 8-year high of 35.1 in September.

•LIBOR rates, which drive many of our financing costs, also remained very low in the third quarter. One-month LIBOR decreased 1 basis point to end the quarter at 0.15%, and three-month LIBOR fell 7 basis points to 0.23%.
•After declining at an annualized rate of 5.0% in the first quarter and then 31% in the second quarter, reflecting the negative impact of the COVID-19 pandemic and associated measures to contain it, U.S. real GDP bounced back in the third quarter, increasing at an estimated annualized rate of 33.1%. U.S. retail sales grew moderately during each month of the third quarter, but stagnant wages, the persistence of the COVID-19 pandemic, uncertainty around new stimulus measures, and an upcoming election, muddled the picture.
•Unemployment claims totaled 14.1 million in the third quarter, down 63% from the second quarter but still well above historical averages. The unemployment rate dropped to 7.9% at September 30th, down from 11.1% at June 30th and 14.7% at the April 30th peak.
•Forbearance rates on residential mortgages declined steadily during the third quarter, driven by the economic recovery and an improving employment picture, even as many stimulus measures expired. According to the Mortgage Bankers Association, the total forbearance rate decreased during each month of the third quarter, declining from 8.4% at the end of June to 6.9% at the end of September.
•For the third quarter, the Bloomberg Barclays U.S. MBS Index generated a positive return of 0.11%, but a negative excess return (on a duration-adjusted basis) of 0.07% relative to the Bloomberg Barclays U.S. Treasury Index. The Bloomberg Barclays U.S. Corporate Bond Index generated a gain of 1.61% and an excess return of 1.46%, while the Bloomberg Barclays U.S. Corporate High Yield Bond Index generated a gain of 4.42% and an excess return of 4.19%.
•The strong performance of U.S. equities continued into the third quarter, driven by record-low interest rates, expectations of additional stimulus, advances on COVID-19 treatments and a possible vaccine, as well as outperformance by the tech sector. In July, the tech-heavy NASDAQ composite index closed at an all-time high, while in August, the S&P 500 reversed all of its losses for the year and reached a new all-time high as well. While performance waned in September amidst a tech selloff and dimming hopes for new stimulus, U.S. equities still posted a second consecutive strong quarter. Quarter over quarter, the S&P 500 rose 8.5%, the Dow Jones Industrial Average ("DJIA") 7.6%, and the NASDAQ 11%. The CBOE Volatility Index, which measures expected moves in the S&P 500 index, increased moderately in September but remained at levels well below those seen in March and April. Meanwhile, London's FTSE 100 index decreased 4.9% and the MSCI World global equity index rose 7.5%, over the same period.
Portfolio Overview and Outlook
As of September 30, 2020, our mortgage-backed securities portfolio consisted of $978.6 million of fixed-rate Agency "specified pools," $23.6 million of Agency RMBS backed by adjustable rate mortgages, or "Agency ARMs," $74.2 million of Agency reverse mortgage pools, $12.6 million of Agency interest only securities, or "Agency IOs," and $24.6 million of non-Agency RMBS. Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and mortgages with various other characteristics.
Our Agency RMBS holdings decreased 2% to $1.076 billion as of September 30, 2020, from $1.098 billion as of June 30, 2020. Over the same period our non-Agency RMBS holdings decreased by 41% to $24.6 million from $42.0 million, as we monetized gains in this sector during the quarter. In total, our overall RMBS portfolio declined 3.5% to $1.114 billion as of September 30, 2020, as compared to $1.154 billion as of June 30, 2020.
The increase in our shareholders' equity during the quarter, combined with the slight decline in the size of our overall RMBS portfolio, caused our debt-to-equity ratio, adjusted for unsettled purchases and sales, to decrease to 6.5:1 as of September 30, 2020 from 6.8:1 as of June 30, 2020. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions. As of September 30, 2020, substantially all of our borrowings were secured by specified pools.
As of September 30, 2020, we had cash and cash equivalents of $61.2 million, along with other unencumbered assets of approximately $28.1 million. Earlier this year, in response to the significant volatility caused by the spread of COVID-19, we strategically reduced the size of our portfolio in order to lower our leverage and enhance our liquidity position. As of September 30, 2020, the size of our portfolio and our debt-to-equity ratio remained lower than our historical averages, while our cash and cash equivalents remained higher than our historical averages.
Our Agency RMBS portfolio performed well during the quarter, driven by strong net interest income and increased pay-ups on our specified pools. During the quarter, mortgage rates declined further and actual and expected prepayment rates rose, which benefited pay-ups on our prepayment-protected specified pools. Average pay-ups on our specified pools increased to

2.55% as of September 30, 2020, as compared to 2.50%1 as of June 30, 2020. Pay-ups are price premiums for specified pools relative to their TBA counterparts. During the quarter, we also increased our holdings of long TBAs held for investment, which we concentrated in current coupon production. These investments performed well, driven by Federal Reserve purchasing activity.
With the slight decline in our overall RMBS portfolio and the increase in our shareholders' equity during the quarter, and a lower net notional short TBA position, our net mortgage assets-to-equity ratio—which we define as the net aggregate market value of our mortgage-backed securities (including the underlying market values of our long and short TBA positions) divided by total shareholders' equity—decreased during the quarter. From time to time, in response to market opportunities and other factors, we increase or decrease our net mortgage assets-to-equity ratio by varying the sizes of our net short TBA position and/or our long RMBS portfolio. The following table summarizes our net mortgage assets-to-equity ratio and provides additional details, for the last five quarters, to illustrate this fluctuation.

	Notional Amount of Long TBAs	Notional Amount of Short TBAs	Fair Value of Mortgage-backed Securities	Net Short TBA Underlying Market Value(1)	Net Mortgage Assets-to-Equity Ratio
($ In thousands)
September 30, 2020	$359,430	$(551,853)	$1,113,620	$(208,952)	5.6:1
June 30, 2020	319,280	(529,888)	1,154,047	(229,102)	5.9:1
March 31, 2020	53,800	(303,388)	1,050,521	(266,536)	5.6:1
December 31, 2019	70,447	(246,955)	1,401,778	(183,369)	7.6:1
September 30, 2019	106,465	(301,223)	1,394,568	(202,014)	7.7:1
(1)Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.
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
After opportunistically increasing the size of our non-Agency RMBS portfolio in the prior quarter, we sold a significant portion of this portfolio during the third quarter, generating net realized gains. Our total investment in non-Agency RMBS was $24.6 million and $42.0 million as of September 30, 2020 and June 30, 2020, respectively. We expect to continue to vary our allocation to non-Agency RMBS as market opportunities change over time.
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019, and September 30, 2019.

	Three-Month Period Ended
	September 30, 2019	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Three-Month Constant Prepayment Rates	21.4%	18.0%	15.4%	14.9%	14.5%

1Conformed to current period calculation methodology.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of September 30, 2020 and June 30, 2020.

		September 30, 2020			June 30, 2020(1)
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	2.50–2.99	$14,513	$15,319	44	$1,700	$1,717	15
	3.00–3.49	14,654	15,513	34	8,661	9,203	56
	3.50–3.99	27,347	29,501	47	28,144	30,171	46
	4.00–4.49	23,318	25,230	30	25,284	27,340	28
	4.50–4.99	619	650	132	702	738	129
Total 15-year fixed-rate mortgages		80,451	86,213	40	64,491	69,169	40
20-year fixed-rate mortgages:
	2.50–2.99	32,862	34,034	1	—	—	—
	3.00–3.49	2,552	2,706	7	—	—	—
	5.00–5.49	1,067	1,193	25	1,077	1,191	22
Total 20-year fixed-rate mortgages		36,481	37,933	2	1,077	1,191	22
30-year fixed-rate mortgages:
	2.50–2.99	7,682	8,159	3	5,100	5,394	1
	3.00–3.49	89,218	95,126	26	193,546	205,816	9
	3.50–3.99	257,745	280,207	49	172,848	188,847	54
	4.00–4.49	196,690	215,868	55	185,495	203,089	54
	4.50–4.99	162,685	179,597	45	177,959	195,351	42
	5.00–5.49	56,075	62,859	50	76,871	85,867	42
	5.50–5.99	8,250	9,286	45	9,071	10,158	44
	6.00–6.49	3,043	3,341	24	4,960	5,481	21
Total 30-year fixed-rate mortgages		781,388	854,443	46	825,850	900,003	39
Total fixed-rate Agency RMBS		$898,320	$978,589	44	$891,418	$970,363	39
For the three-month period ended September 30, 2020, we had total net realized and unrealized losses on our Agency RMBS of $(1.0) million, or $(0.08) per share. Our Agency RMBS portfolio turnover was 16% for the three-month period ended September 30, 2020.
During the three-month period ended September 30, 2020, we continued to hedge interest rate risk, primarily through the use of interest rate swaps, and to a lesser extent through the use of short positions in TBAs, U.S. Treasury securities, and futures. The low level of interest rates, together with the low level of interest rate volatility, kept our hedging costs low during the third quarter. We increased the amount of long TBAs held for investment during the quarter, especially in lower coupon TBAs. Even with these additional purchases, we still maintained, as we had throughout the second quarter, a small net short overall TBA position on a notional basis. However, as measured by 10-year equivalents, we ended the third quarter with a small net long overall TBA position, as compared to a small net short overall TBA position at the end of the second quarter. Ten-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates. The relative makeup of our interest rate hedging portfolio can change materially from period to period.

After giving effect to a dividend during the three-month period ended September 30, 2020 of $0.28 per share, our book value per share increased to $13.17 as of September 30, 2020, from $12.80 as of June 30, 2020, and we had an economic return of 5.1% for the three-month period ended September 30, 2020. Economic return is computed by adding back dividends declared to ending book value per share, and comparing that amount to book value per share as of the beginning of the quarter.
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. As of September 30, 2020 and June 30, 2020, our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 6.7% and 6.6%, respectively. Excluding TBA positions, our Agency premium as a percentage of fair value was approximately 8.2% and 8.3% as of September 30, 2020 and June 30, 2020, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
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
Financing
For the three-month period ended September 30, 2020, our average repo borrowing cost decreased to 0.31% as compared to 0.98% for the three-month period ended June 30, 2020. As our older, higher cost repo borrowings have matured, we have replaced them with repo borrowings priced based on current, lower cost borrowing rates. As of September 30, 2020, the weighted average borrowing rate on our repurchase agreements declined to 0.27% from 0.38% as of June 30, 2020.
While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as banks, are active in providing repo financing. Most of our outstanding repo financing is still provided by banks and bank affiliates; however, we have also entered into repo agreements with non-bank dealers.
Our debt-to-equity ratio was 6.5:1 as of September 30, 2020, as compared to 5.8:1 as of June 30, 2020. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 6.5:1 as of September 30, 2020, as compared to 6.8:1 as of June 30, 2020. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
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

Financial Condition
Investment portfolio
The following tables summarize our securities portfolio as of September 30, 2020 and December 31, 2019:

	September 30, 2020					December 31, 2019
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed-rate mortgages	$80,451	$86,213	$107.16	$83,106	$103.30	$173,350	$181,231	$104.55	$176,848	$102.02
20-year fixed-rate mortgages	36,481	37,933	103.98	37,757	103.50	1,276	1,385	108.54	1,356	106.27
30-year fixed-rate mortgages	781,388	854,443	109.35	818,178	104.71	996,451	1,058,878	106.26	1,041,550	104.53
ARMs	22,518	23,590	104.76	23,011	102.19	32,122	33,255	103.53	33,049	102.89
Reverse mortgages	67,233	74,246	110.43	71,281	106.02	91,560	99,934	109.15	98,407	107.48
Total Agency RMBS	988,071	1,076,425	108.94	1,033,333	104.58	1,294,759	1,374,683	106.17	1,351,210	104.36
Non-Agency RMBS	32,062	24,580	76.66	21,993	68.60	10,947	8,851	80.85	6,924	63.25
Total RMBS(2)	1,020,133	1,101,005	107.93	1,055,326	103.45	1,305,706	1,383,534	105.96	1,358,134	104.02
Agency IOs	n/a	12,615	n/a	14,640	n/a	n/a	18,244	n/a	17,795	n/a
Total mortgage-backed securities		1,113,620		1,069,966			1,401,778		1,375,929
U.S. Treasury securities	5,000	4,974	99.48	4,971	99.42	—	—	—	—	—
U.S. Treasury securities sold short	(20,000)	(19,986)	99.93	(19,953)	99.77	(2,100)	(2,070)	98.57	(2,070)	98.57
Reverse repurchase agreements	20,013	20,013	100.00	20,013	100.00	2,084	2,084	100.00	2,084	100.00
Total		$1,118,621		$1,074,997			$1,401,792		$1,375,943
(1)Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.
(2)Excludes Agency IOs.
The majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency collateralized mortgage obligations, or "CMOs." As of both September 30, 2020 and December 31, 2019, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
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

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$554	$48
TBA securities sale contracts	474	74
Fixed payer interest rate swaps	45	3,543
Fixed receiver interest rate swaps	665	81
Futures	—	434
Total financial derivatives–assets, at fair value	1,738	4,180
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(360)	(71)
TBA securities sale contracts	(305)	(233)
Fixed payer interest rate swaps	(6,857)	(1,632)
Fixed receiver interest rate swaps	(38)	(15)
Futures	(356)	(96)
Total financial derivatives–liabilities, at fair value	(7,916)	(2,047)
Total	$(6,178)	$2,133
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

As of September 30, 2020, we also held short positions in U.S. Treasury securities, with a principal amount of $20.0 million and a fair value of $20.0 million. As of December 31, 2019, we held short positions in U.S. Treasury securities, with a total principal amount of $2.1 million and a fair value of $2.1 million.
The composition and relative mix of our hedging instruments may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of September 30, 2020 and December 31, 2019. We had no other borrowings outstanding.

	September 30, 2020			December 31, 2019
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$302,744	0.27%	16	$513,092	2.10%	15
31-60 days	575,571	0.25	44	549,541	1.91	45
61-90 days	89,814	0.31	77	233,639	1.97	74
91-120 days	4,516	1.34	114	—	—	—
151-180 days	15,829	0.25	167	—	—	—
181-360 days	73,166	0.30	279	—	—	—
Total	$1,061,640	0.27%	57	$1,296,272	2.00%	39
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. In response to the significant volatility of the first quarter caused by the spread of COVID-19, we strategically reduced the size of our portfolio in order to lower our leverage and enhance our liquidity position. As of September 30, 2020 and December 31, 2019, our total debt-to-equity ratio was 6.5:1 and 8.1:1, respectively. Collateral transferred with respect to our outstanding repo borrowings, including cash collateral posted, as of September 30, 2020 and December 31, 2019 had an aggregate fair value of $1.1 billion and $1.3 billion, respectively. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 6.5:1 and 8.1:1 as of September 30, 2020 and December 31, 2019, respectively. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets conditions, and the timing of security purchase and sale transactions.
As of September 30, 2020, we had cash and cash equivalents of $61.2 million, along with other unencumbered assets of approximately $28.1 million.
Shareholders' Equity
As of September 30, 2020, our shareholders' equity increased to $162.4 million from $160.8 million as of December 31, 2019. This increase principally consisted of net income of $12.7 million, partially offset by dividends declared of $(10.4) million and common shares repurchased of $(1.0) million. As of September 30, 2020, our book value per share was $13.17, as compared to $12.91 as of December 31, 2019.

Results of Operations for the Three- and Nine-Month Periods Ended September 30, 2020 and 2019
The following table summarizes our results of operations for the three- and nine-month periods ended September 30, 2020 and 2019:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(In thousands except for per share amounts)	2020	2019	2020	2019
Interest Income (Expense)
Interest income	$7,776	$10,485	$21,146	$35,237
Interest expense	(819)	(8,820)	(9,249)	(28,038)
Net interest income	6,957	1,665	11,897	7,199
Expenses
Management fees to affiliate	611	582	1,731	1,759
Other operating expenses	795	763	2,694	2,254
Total expenses	1,406	1,345	4,425	4,013
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	412	10,622	29,138	46,848
Net realized and change in net unrealized gains (losses) on financial derivatives	2,155	(7,213)	(23,892)	(37,484)
Total Other Income (Loss)	2,567	3,409	5,246	9,364
Net Income (Loss)	$8,118	$3,729	$12,718	$12,550
Net Income (Loss) Per Common Share	$0.66	$0.30	$1.03	$1.01
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

The following table reconciles, for the three- and nine-month periods ended September 30, 2020 and 2019, Core Earnings to the line on the Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable GAAP measure:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(In thousands except for share amounts)	2020	2019(1)	2020	2019(1)
Net Income (Loss)	$8,118	$3,729	$12,718	$12,550
Adjustments:
Net realized (gains) losses on securities	(4,987)	(1,564)	(11,255)	(1,308)
Change in net unrealized (gains) losses on securities	4,575	(9,058)	(17,883)	(45,540)
Net realized (gains) losses on financial derivatives	648	1,862	15,599	22,723
Change in net unrealized (gains) losses on financial derivatives	(2,803)	5,351	8,293	14,761
Net realized gains (losses) on periodic settlements of interest rate swaps	(271)	2,347	(161)	2,978
Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	(148)	(1,815)	(401)	(1,105)
Deferred offering costs expensed	39	—	351	—
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	(405)	1,564	4,059	3,412
Subtotal	(3,352)	(1,313)	(1,398)	(4,079)
Core Earnings	$4,766	$2,416	$11,320	$8,471
Weighted Average Shares Outstanding	12,323,044	12,459,478	12,359,007	12,464,800
Core Earnings Per Share	$0.39	$0.19	$0.92	$0.68
(1)Conformed to current period presentation.
Results of Operations for the Three-Month Periods Ended September 30, 2020 and 2019
Net Income (Loss)
Net income (loss) for the three-month period ended September 30, 2020 was $8.1 million, as compared to $3.7 million for the three-month period ended September 30, 2019. The period-over-period increase in net income was primarily due to an increase in total net interest income for the three-month period ended September 30, 2020.
Interest Income
Our portfolio as of both September 30, 2020 and 2019 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $7.8 million and $10.0 million in interest income on these securities for the three-month periods ended September 30, 2020 and 2019, respectively. The period-over-period decrease in interest income primarily resulted from lower average holdings in our Agency RMBS portfolio. The Catch-up Premium Amortization Adjustment causes variability in our interest income and portfolio yields. For the three-month period ended September 30, 2020, we had a positive catch-up Premium Amortization Adjustment of approximately $0.4 million, which increased interest income. For the three-month periods ended September 30, 2019, we had a negative Catch-up Premium Amortization Adjustment of approximately $(1.6) million, which decreased interest income. Excluding the Catch-up Premium Amortization Adjustments, the weighted average yield of our overall portfolio was 2.68% and 3.21% for the three-month periods ended September 30, 2020 and 2019, respectively.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended September 30, 2020 and 2019:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended September 30, 2020	$7,191	$1,064,940	2.70%	$566	$33,472	6.76%	$7,757	$1,098,412	2.82%
Three-month period ended September 30, 2019	$9,844	$1,437,981	2.74%	$191	$7,136	10.70%	$10,035	$1,445,117	2.78%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the three-month periods ended September 30, 2020 and 2019, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the three-month period ended September 30, 2020 was $0.8 million which predominantly represented interest expense on our repo borrowings. Our total interest expense for the three-month period ended September 30, 2019 was $8.8 million, of which $8.6 million represented interest expense on our repo borrowings and $0.2 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period decrease in our total interest expense resulted mainly from lower rates on our repo borrowings stemming from the decrease in short-term interest rates as well as lower average outstanding borrowings.
The following table shows information related to our average cost of funds(1) for the three-month periods ended September 30, 2020 and 2019:

	Repurchase Agreements			Interest Rate Swaps(2)		Short U.S. Treasury Securities(2)		Total(2)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Average Cost of Funds	Interest expense	Average Cost of Funds	Interest and net periodic expense paid or payable	Average Cost of Funds
(In thousands)
Three-month period ended September 30, 2020	$1,030,402	$809	0.31%	$409	0.16%	$—	—%	$1,218	0.47%
Three-month period ended September 30, 2019	$1,369,722	$8,641	2.50%	$(526)	(0.15)%	$176	0.05%	$8,291	2.40%
(1)This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.
(2)As an alternative cost of funds measure, we add to our repo borrowing cost the net periodic amounts paid or payable by us on our interest rate swaps and the interest expense we incur on our short positions in U.S. Treasury securities, and express the total as a percentage of our average outstanding repurchase agreement borrowings.
For the three-month periods ended September 30, 2020 and 2019, average one-month LIBOR was 0.16% and 2.18%, respectively. For the three-month periods ended September 30, 2020 and 2019, average six-month LIBOR was 0.31% and 2.11%, respectively. For the three-month period ended September 30, 2020, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 2.68%, while our total average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 0.47%, resulting in a net interest margin of 2.21%. By comparison, for the three-month period ended September 30, 2019, the weighted average yield of our Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 2.78%, while our average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 2.40%, resulting in a net interest margin of 0.38%.
Management Fees
For each of the three-month periods ended September 30, 2020 and 2019, our management fee expense was approximately $0.6 million. Management fees are calculated based on our shareholders' equity at the end of each quarter.

Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. For each of the three-month periods ended September 30, 2020 and 2019, our other operating expenses were approximately $0.8 million.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the three-month period ended September 30, 2020, Other income (loss) was $2.6 million, consisting primarily of net realized and change in net unrealized gains of $2.2 million on our financial derivatives and $1.4 million on our non-Agency RMBS, partially offset by net realized and change in net unrealized losses of $(1.0) million on our Agency RMBS. During the three-month period ended September 30, 2020, we turned over approximately 16% of our Agency RMBS portfolio and 55% of our non-Agency RMBS portfolio, as measured by sales and excluding paydowns. As a result of these opportunistic sales, we generated net realized gains of $3.2 million and $1.7 million on our Agency and non-Agency RMBS, respectively. These realized gains were partially offset by unrealized losses, primarily on our Agency RMBS, as prices decreased slightly quarter over quarter. We had net gains on our financial derivatives of $2.2 million, which consisted primarily of net realized and unrealized gains of $2.0 million on our TBA positions. During the third quarter we continued to increase our holdings of long TBAs held for investment, which we concentrated in current coupon production. These investments performed well, driven by Federal Reserve purchasing activity.
Other income (loss) for the three-month period ended September 30, 2019 was $3.4 million, consisting of net realized and change in net unrealized gains of $10.6 million on our securities, primarily our Agency RMBS, partially offset by net realized and change in net unrealized losses of $(7.2) million on our financial derivatives. Lower interest rates and higher payups on our specified pools, as compared to the prior quarter, led to gains on our securities portfolio during the quarter ended September 30, 2019. The decline in interest rates during the quarter led to losses on our interest rate hedges, including net realized and unrealized losses of $(6.9) million on our interest rate swaps. For the three-month period ended September 30, 2019, as measured by sales and excluding paydowns, we turned over approximately 15% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized gains of $2.7 million on our Agency RMBS portfolio.
Results of Operations for the Nine-Month Periods Ended September 30, 2020 and 2019
Net Income (Loss)
Net income (loss) for the nine-month period ended September 30, 2020 was $12.7 million, as compared to $12.6 million for the nine-month period ended September 30, 2019.
Interest Income
Our portfolio as of both September 30, 2020 and 2019 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $20.7 million and $34.1 million in interest income on these securities for the nine-month periods ended September 30, 2020 and 2019, respectively. The period-over-period decrease in interest income primarily resulted from lower average holdings on our Agency RMBS portfolio and lower overall average asset yields. The Catch-up Premium Amortization Adjustment causes variability in our interest income and portfolio yields. For the nine-month periods ended September 30, 2020 and 2019, we had a negative Catch-up Premium Amortization Adjustment of approximately $(4.1) million and $(3.4) million, respectively, which decreased interest income. Excluding the Catch-up Premium Amortization Adjustments, the weighted average yield of our overall portfolio was 2.91% and 3.33% for the nine-month periods ended September 30, 2020 and 2019, respectively.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the nine-month periods ended September 30, 2020 and 2019:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Nine-month period ended September 30, 2020	$19,527	$1,112,869	2.34%	$1,198	$21,329	7.49%	$20,725	$1,134,198	2.44%
Nine-month period ended September 30, 2019	$33,441	$1,493,392	2.99%	$675	$8,003	11.25%	$34,116	$1,501,395	3.03%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.

Interest Expense
For the nine-month periods ended September 30, 2020 and 2019, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the nine-month period ended September 30, 2020 was $9.2 million, of which $9.0 million represented interest expense on our repo borrowings and $0.2 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the nine-month period ended September 30, 2019 was $28.0 million, of which $27.6 million represented interest expense on our repo borrowings and $0.4 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period decrease in our total interest expense resulted mainly from lower rates on our repo borrowings stemming from the decrease in short-term interest rates, as well as lower average outstanding borrowings.
The following table shows information related to our average cost of funds(1) for the nine-month periods ended September 30, 2020 and 2019.

	Repurchase Agreements			Interest Rate Swaps(2)		Short U.S. Treasury Securities(2)		Total(2)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Average Cost of Funds	Interest expense	Average Cost of Funds	Interest and net periodic expense paid or payable	Average Cost of Funds
(In thousands)
Nine-month period ended September 30, 2020	$1,084,186	$9,020	1.11%	$533	0.07%	$198	0.02%	$9,751	1.20%
Nine-month period ended September 30, 2019	$1,401,303	$27,582	2.63%	$(1,857)	(0.18)%	$443	0.05%	$26,168	2.50%
(1)This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.
(2)As an alternative cost of funds measure, we add to our repo borrowing cost the net periodic amounts paid or payable by us on our interest rate swaps and the interest expense we incur on our short positions in U.S. Treasury securities, and express the total as a percentage of our average outstanding repurchase agreement borrowings.
For the nine-month periods ended September 30, 2020 and 2019, average one-month LIBOR was 0.65% and 2.37%, respectively. For the nine-month periods ended September 30, 2020 and 2019, average six-month LIBOR was 0.84% and 2.45%, respectively. For the nine-month period ended September 30, 2020, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 2.91%, while our total average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.20%, resulting in a net interest margin of 1.71%. By comparison, for the three-month period ended September 30, 2019, the weighted average yield of our Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 3.03%, while our average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 2.50%, resulting in a net interest margin of 0.53%.
Management Fees
For nine-month periods ended September 30, 2020 and 2019, our management fee expense was approximately $1.7 million and $1.8 million, respectively. The decrease in management fee was primarily due to a smaller capital base period over period. Management fees are calculated based on our shareholders' equity at the end of each quarter.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. For the nine-month periods ended September 30, 2020 and 2019, our other operating expenses were approximately $2.7 million and $2.3 million, respectively. The increase in other operating expenses for the nine-month period ended June 30, 2020 was primarily due to deferred offering costs that were expensed in the period.

Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the nine-month period ended September 30, 2020, Other income (loss) was $5.2 million, consisting primarily of net realized and change in net unrealized gains of $29.1 million on our Agency RMBS and $2.7 million on our non-Agency RMBS, which were partially offset by net realized and change in net unrealized losses of $(2.8) million on our short U.S. Treasury securities and $(23.9) million on our financial derivatives. The gains on our Agency RMBS holdings were mainly driven by appreciation of our fixed rate specified pools in response to declining interest rates. For the nine-month period ended September 30, 2020, as measured by sales and excluding paydowns, we turned over approximately 61% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized gains of $11.9 million on our Agency RMBS portfolio. For the nine-month period ended September 30, 2020, we had net realized and change in net unrealized losses on our financial derivatives of $(23.9) million, which consisted of net realized and change in net unrealized losses of $(17.7) million on our interest rate swaps and $(7.3) million on our futures, which were partially offset by net realized and change in net unrealized gains of $1.1 million on our TBAs. The net losses on our financial derivatives were largely incurred during the three-month period ended March 31, 2020, when interest rates declined sharply and were highly volatile during the market stresses caused by the spread of the COVID-19 pandemic.
Other income (loss) for the nine-month period ended September 30, 2019 was $9.4 million, consisting of net realized and change in net unrealized gains of $46.8 million on our securities, primarily our Agency RMBS, partially offset by net realized and change in net unrealized losses of $(37.5) million on our financial derivatives. The increase in prices on our Agency RMBS holdings, as a result of the decrease in interest rates during the nine-month period ended September 30, 2019, led to significant gains on our securities portfolio. The decrease in interest rates also led to losses on our interest rate hedges, including net realized and unrealized losses of $(26.5) million on our interest rate swaps, $(6.1) million on our futures, and $(4.8) million on our TBAs. For the nine-month period ended September 30, 2019, as measured by sales and excluding paydowns, we turned over approximately 47% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized gains of $2.4 million on our Agency RMBS portfolio.
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
As of September 30, 2020 and December 31, 2019, we had $1.1 billion and $1.3 billion outstanding under our repurchase agreements, respectively. As of September 30, 2020, our outstanding repurchase agreements were with 15 counterparties.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of September 30, 2020 and December 31, 2019, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 5.3% and 4.9%, respectively.

The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
September 30, 2020	$1,061,640	$1,030,402	$1,096,065
June 30, 2020	909,821	941,242	920,712
March 31, 2020(1)	1,109,342	1,281,507	1,308,377
December 31, 2019	1,296,272	1,301,270	1,319,839
September 30, 2019	1,337,984	1,369,722	1,374,080
June 30, 2019	1,442,043	1,412,434	1,442,043
March 31, 2019	1,427,147	1,422,333	1,427,147
December 31, 2018	1,481,561	1,456,905	1,481,561
September 30, 2018	1,500,632	1,506,855	1,515,617
June 30, 2018	1,537,216	1,530,734	1,537,216
March 31, 2018	1,589,319	1,588,515	1,590,790
December 31, 2017	1,597,206	1,614,096	1,643,683
(1)For the quarter ended March 31, 2020 in response to significant volatility and heightened risks in the financial markets as a result of the spread of COVID-19, we significantly reduced our outstanding borrowings to lower leverage and increase our liquidity.
As of September 30, 2020, we had an aggregate amount at risk under our repurchase agreements with 14 counterparties of $55.4 million. As of December 31, 2019, we had an aggregate amount at risk under our repurchase agreements with 15 counterparties of $62.9 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. If the amounts outstanding under repurchase agreements with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk under our repurchase agreements as of September 30, 2020 and December 31, 2019 does not include $3.1 million and $0.9 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of September 30, 2020, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with two counterparties of approximately $5.8 million. We also had $4.1 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2019, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with two counterparties of approximately $10.4 million. We also had $9.0 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of September 30, 2020, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with six counterparties of approximately $5.7 million. As of December 31, 2019, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with five counterparties of approximately $1.2 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
Earlier this year, in response to the significant volatility caused by the spread of COVID-19, we strategically reduced the size of our portfolio in order to lower our leverage and enhance our liquidity position. As of September 30, 2020, the size of our portfolio and our debt-to-equity ratio remained lower than our historical averages, while our cash and cash equivalents remained higher than our historical averages.
We held cash and cash equivalents of approximately $61.2 million and $35.4 million as of September 30, 2020 and December 31, 2019, respectively.
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
Nine-Month Period Ended September 30, 2020

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.28	$3,449	March 4, 2020	March 31, 2020	April 27, 2020
Second Quarter	0.28	3,450	June 10, 2020	June 30, 2020	July 27, 2020
Third Quarter	0.28	3,454	September 10, 2020	September 30, 2020	October 26, 2020
Nine-Month Period Ended September 30, 2019

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.34	$4,239	March 4, 2019	March 29, 2019	April 25, 2019
Second Quarter	0.28	3,491	June 11, 2019	June 28, 2019	July 25, 2019
Third Quarter	0.28	3,485	September 11, 2019	September 30, 2019	October 25, 2019
For the nine-month period ended September 30, 2020, our operating activities provided net cash of $16.7 million and our investing activities provided net cash of $261.6 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) used net cash of $241.0 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $37.2 million. We used $10.4 million to pay dividends and $1.0 million to repurchase common shares. As a result of these activities, there was an increase in our cash holdings of $25.8 million, from $35.4 million as of December 31, 2019 to $61.2 million as of September 30, 2020.
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
On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. During the nine-month period ended September 30, 2020, we repurchased 136,142 common shares at an average price per share of $7.24 and a total cost of $1.0 million. Under the current repurchase program adopted on June 13, 2018, we have repurchased 434,171 common shares through November 5, 2020 at an average price per share of $9.45 and an aggregate cost of $4.1 million, and have authorization to repurchase an additional 765,829 common shares.

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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both September 30, 2020 and December 31, 2019, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of September 30, 2020, we had $1.1 billion of outstanding borrowings with 15 counterparties.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of September 30, 2020, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, excluding TBAs	$8,476	5.22%	$17,134	10.55%	$(8,294)	(5.10)%	$(16,407)	(10.10)%
TBAs	(780)	(0.48)%	(3,674)	(2.26)%	(1,334)	(0.82)%	(4,782)	(2.94)%
Non-Agency RMBS	655	0.40%	1,390	0.85%	(574)	(0.35)%	(1,067)	(0.66)%
U.S. Treasury Securities, Interest Rate Swaps, and Futures	(9,167)	(5.64)%	(18,694)	(11.51)%	8,806	5.42%	17,252	10.62%
Corporate Securities and Derivatives on Corporate Securities	—	—%	—	—%	—	—%	—	—%
Repurchase and Reverse Repurchase Agreements	(446)	(0.28)%	(456)	(0.28)%	820	0.50%	1,639	1.01%
Total	$(1,262)	(0.78)%	$(4,300)	(2.65)%	$(576)	(0.35)%	$(3,365)	(2.07)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our September 30, 2020 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements."
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On September 10, 2020, we issued 3,755 restricted common shares to each of Robert B. Allardice, III, David Miller, Thomas Robards, and Ronald I. Simon, Ph.D., as compensation for serving as trustees. These restricted share grants were made pursuant to our 2013 Equity Incentive Plan and such grants were exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(a)(2) of the Securities Act.

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

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	November 6, 2020	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	November 6, 2020	By:	/s/ CHRISTOPHER SMERNOFF
Christopher Smernoff Chief Financial Officer (Principal Financial and Accounting Officer)