Form 10-K
period 2020-12-31
Ellington Residential Mortgage REIT
filed 2021-03-16
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2020, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common shares held by non-affiliates was $89,255,412 based on the closing price as reported by the New York Stock Exchange on that date.
Number of the Registrant's common shares outstanding as of March 5, 2021: 12,343,542
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement with respect to its 2021 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III hereof as noted therein.

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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; our use of and dependence on leverage; future changes with respect to the Federal National Mortgage Association, or "Fannie Mae," and Federal Home Loan Mortgage Corporation, or "Freddie Mac," and related events, including the lack of certainty as to the future roles of these entities and the U.S. Government in the mortgage market and changes to legislation and regulations affecting these entities; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities we own and intend to acquire; changes in rates of default and/or recovery rates on our non-Agency assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; our ability to maintain our qualification as a real estate investment trust, or "REIT"; and risks associated with investing in real estate assets, including changes in business conditions and the general economy, such as those resulting from the economic effects related to the novel coronavirus (“COVID-19”) pandemic. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of this Annual Report on Form 10-K, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Our Company
Ellington Residential Mortgage REIT is a Maryland real estate investment trust formed in August 2012 that specializes in acquiring, investing in, and managing residential mortgage- and real estate-related assets. Our primary objective is to generate attractive current yields and risk-adjusted total returns for our shareholders by making investments that we believe compensate us appropriately for the risks associated with them. We seek to attain this objective by constructing and actively managing a portfolio consisting primarily of residential mortgage-backed securities, or "RMBS," for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," and, to a lesser extent, RMBS backed by prime jumbo, Alternative A-paper, or "Alt-A," mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau, or "non-QM loans," mortgages on single-family-rental properties, manufactured housing, and subprime residential mortgage loans, or "non-Agency RMBS." We also may opportunistically acquire other types of mortgage- and real estate-related asset classes, such as commercial mortgage-backed securities, or "CMBS"; residential mortgage loans; mortgage servicing rights, or "MSRs"; and credit risk transfer securities, or "CRTs." We believe that being able to combine Agency RMBS with non-Agency RMBS and other residential and commercial mortgage- and real estate-related asset classes enables us to balance a range of mortgage-related risks.
We were formed through an initial strategic venture among affiliates of Ellington, an investment management firm and registered investment adviser with a 26-year history of investing in a broad spectrum of residential and commercial mortgage-backed securities, or "MBS," and related derivatives, and the Blackstone Funds. As of December 31, 2020, the Blackstone Funds owned approximately 26.8% of our outstanding common shares. We have elected to be taxed as a real estate investment trust, or "REIT," for U.S. federal income tax purposes. We intend to maintain our exclusion from registration under the Investment Company Act.
Our Manager and Ellington
We are externally managed and advised by our Manager, an affiliate of Ellington, pursuant to a management agreement. Our Manager was formed solely to serve as our manager and does not have any other clients. In addition, our Manager does not have any employees of its own and instead relies on the employees of Ellington to perform its obligations to us.
The members of our management team are Michael Vranos, founder and Chief Executive Officer of Ellington, who serves as our Co-Chief Investment Officer and as a member of our Board of Trustees; Laurence Penn, Vice Chairman and Chief Operating Officer of Ellington, who serves as our President and Chief Executive Officer and as a member of our Board of Trustees; Mark Tecotzky, Vice Chairman—Co-Head of Credit Strategies of Ellington, who serves as our Co-Chief Investment Officer; Christopher Smernoff, who serves as our Chief Financial Officer; JR Herlihy, a Managing Director of Ellington, who serves as our Chief Operating Officer; Daniel Margolis, General Counsel of Ellington, who serves as our General Counsel; Vincent Ambrico, who serves as our Controller; and Jason Frank, Associate General Counsel of Ellington, who serves as our Deputy General Counsel and Secretary. Each of these individuals is an officer of our Manager.
Our Manager is responsible for administering our business activities and day-to-day operations and, pursuant to a services agreement between our Manager and Ellington, relies on the resources of Ellington to support our operations. Ellington has well-established portfolio management resources for each of our targeted asset classes and an established infrastructure supporting those resources. Through our relationship with our Manager, we benefit from Ellington's highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community, financial and capital structuring skills, investment surveillance capabilities, and operational expertise. Ellington's analytic approach to the investment process involves collection of substantial amounts of data regarding historical performance of RMBS collateral and RMBS market transactions. Ellington analyzes this data to identify possible relationships and trends and develops financial models used to support our investment and risk management process. In addition, throughout Ellington's 26-year history of investing in RMBS and related derivatives, it has developed strong relationships with a wide range of dealers and other market participants that provide Ellington access to a broad range of trading opportunities and market information. As a result, Ellington provides us with access to a wide variety of asset acquisition and disposition opportunities and information that assist us in making asset management decisions across our targeted asset classes, which we believe provides us with a significant competitive advantage. We also benefit from Ellington's finance, accounting, operational, legal, compliance, and administrative functions.
As of December 31, 2020, Ellington had over 150 employees and had assets under management of approximately $11.3 billion, of which (i) approximately $7.7 billion consisted of our company, as well as Ellington Financial Inc., a Delaware corporation that elected to be taxed as a REIT (NYSE: EFC), and various hedge funds and other alternative investment vehicles that employ financial leverage, and (ii) approximately $3.6 billion consisted of accounts that do not employ financial leverage. The $11.3 billion and $7.7 billion in assets under management include approximately $1.4 billion in Ellington-managed CLOs. For these purposes, the Ellington-managed CLO figure represents the aggregate outstanding balance of CLO notes and market value of CLO equity, excluding any notes and equity held by other Ellington-managed funds and accounts.
During the first quarter of 2020, there was a worldwide outbreak of a novel coronavirus disease, or "COVID-19." In response to COVID-19, the Company's management team implemented business continuity plans, and the Company, the Manager, and Ellington continue to be fully operational in a largely work-from-home environment.
Our Strategy
We intend to capitalize on current market opportunities by utilizing an opportunistic strategy that we believe will enable us to generate attractive current yields and risk-adjusted total returns for our shareholders. In particular, our strategy consists of:
•utilizing an investment model that focuses on security selection and allocates capital to assets that balance a range of mortgage-related risks;
•constructing and actively managing a hybrid investment portfolio consisting primarily of Agency RMBS and, to a lesser extent, non-Agency RMBS, designed to:

◦take advantage of opportunities in the Agency RMBS market by acquiring Agency RMBS on a leveraged basis; and
◦take advantage of opportunities in the non-Agency residential mortgage market by purchasing investment grade and non-investment grade non-Agency RMBS, including senior and subordinated securities;
•opportunistically acquiring and managing other mortgage- and real estate-related assets, such as MSRs, CRTs, CMBS, and residential mortgage loans, that we would hold for appreciation and/or current income; and
•opportunistically mitigating our interest rate and prepayment risk and, to a lesser extent, credit risk, by using a variety of hedging instruments.
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
. To-Be-Announced mortgage pass-through certificates, or "TBAs."
Non-Agency RMBS	.	RMBS backed by prime jumbo, Alt-A, non-QM loans, manufactured housing, and subprime mortgages;
.
RMBS backed by fixed rate mortgages, ARMs, Option-ARMs, and residential mortgage loans that have interest rates that are fixed for a specified period of time (typically three, five, seven, or ten years) and, thereafter, adjust to an increment over a specified interest rate index, or "hybrid ARMs";

	.	RMBS backed by first lien and second lien mortgages;
	.	RMBS backed by mortgages on single-family-rental properties;
	.	Investment grade and non-investment grade securities;
	.	Senior and subordinated securities; and
	.	Non-Agency CMOs, including IOs, POs, IIOs, and inverse floaters.
Other	.	Residential mortgage loans;
	.	MSRs;
	.	CRTs;
	.	CMBS; and
	.	Other mortgage- and real estate-related assets, including asset-backed securities and certain hedging transactions.
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
We engage in TBA transactions for purposes of managing interest rate risk associated with our liabilities under repurchase agreements, which we sometimes refer to herein as "repos." For tax purposes, we generally treat such TBA purchases and sales as hedging transactions that hedge indebtedness incurred to acquire or carry real estate assets, or "qualifying liability hedges." We also opportunistically engage in TBA transactions because we find them attractive in their own right, from a relative value perspective or otherwise. For accounting purposes, in accordance with generally accepted accounting principles in the United States of America, or "U.S. GAAP," we classify TBA transactions as derivatives.

Non-Agency RMBS
We acquire non-Agency RMBS backed by prime jumbo, Alt-A, non-QM, manufactured housing, and subprime residential, and single-family-rental mortgage loans. Our non-Agency RMBS holdings can include investment grade and non-investment grade classes, including non-rated classes.
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
Valuation of Assets
Our Manager's valuation committee directs our valuation process, which is also subject to the oversight of our independent trustees. See Note 2 of the notes to consolidated financial statements included in this report for a complete discussion of our valuation process.
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
Interest Rate Hedging
We opportunistically manage our interest rate risk by using various hedging strategies to mitigate such risks, subject to maintaining our qualification as a REIT and maintaining our exclusion from registration as an investment company under the Investment Company Act. The interest rate hedging instruments that we use and may use in the future include, without limitation:
•interest rate swaps (including floating-to-fixed, fixed-to-floating, or more complex swaps such as floating-to-inverse floating, callable or non-callable);

•TBAs;
•CMOs;
•U.S. Treasury securities;
•futures and forward contracts; and
•other derivatives on interest rates, including swaptions and other options on any of the foregoing.
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
Our Financing Strategies and Use of Leverage
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. As of December 31, 2020, all of our debt financings consisted of repos. In a repo, we sell an asset to a counterparty at a discounted value, or the loan amount, and simultaneously agree to repurchase the same asset from such counterparty at a future date at a price equal to the loan amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repos are accounted for as collateralized borrowings. During the term of a repo, we generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our repos are often used to purchase the asset subject to the transaction, our financing arrangements do not restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our repo arrangements are typically documented under the standard form master repurchase agreement of the Securities Industry and Financial Markets Association, with the ability for both parties to request margin (i.e., to demand that the other party post additional collateral or repay a portion of the funds advanced) should the value of the underlying assets and posted collateral change. As the value of our collateral fluctuates, we and our repo counterparties are required to post additional margin collateral to each other from time to time as part of the normal course of our business. Our repo financing counterparties generally have the right, to varying degrees, to determine the value of the underlying collateral for margining purposes, subject to the terms and conditions of our agreement with the counterparty, including in certain cases our right to dispute the counterparty's valuation determination. As of December 31, 2020, we had approximately $1.0 billion outstanding under repos with 15 counterparties, and given that we had approximately $166.4 million of shareholders' equity as of December 31, 2020, our debt-to-equity ratio was 6.1 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings.
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

Management Agreement
Upon our inception in September 2012, we entered into a management agreement with our Manager pursuant to which our Manager provides for the day-to-day management of our operations. The management agreement, as amended, requires our Manager to manage our business affairs in conformity with policies and investment guidelines that are approved and monitored by our Board of Trustees. Our Manager is subject to the direction and oversight of our Board of Trustees. Our Manager is responsible for, among other things:
•the selection, purchase, and sale of our portfolio investments;
•our financing and risk management activities;
•providing us with advisory services; and
•providing us with a management team, inclusive of a dedicated or partially dedicated Chief Financial Officer and appropriate support personnel as necessary.
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
Term and Termination
The current term of the management agreement will expire in September 2021 and will be automatically renewed for a one-year term on such date and on each anniversary of such date thereafter unless terminated as described below.
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
Conflicts of Interest; Equitable Allocation of Opportunities
Ellington manages various other clients that have strategies that are similar to, or overlap with, our strategy, including Ellington Financial Inc. As of December 31, 2020, Ellington managed various funds, accounts, and other vehicles, comprising approximately $9.2 billion of assets under management (excluding our assets but including $3.6 billion of accounts that do not employ financial leverage), with strategies that are similar to, or that overlap with, our strategy. Ellington makes available to our Manager all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington's written investment allocation policy, subject to the exception that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington's other accounts in all such opportunities. Ellington's investment and risk management committee and its compliance committee (headed by its Chief Compliance Officer) are responsible for monitoring the administration of, and facilitating compliance with, Ellington's investment allocation procedures and policies.
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
Other policies of Ellington that our Manager applies to the management of our company include controls for:
•Cross Transactions—defined as transactions between us or one of our subsidiaries, on the one hand, and an account (other than us or one of our subsidiaries) managed by Ellington or our Manager, on the other hand. It is Ellington's policy to engage in a cross transaction only when the transaction is in the best interests of, and is consistent with the objectives and policies of, both accounts involved in the transaction. Pursuant to the terms of the management agreement, Ellington or our Manager may enter into cross transactions where it acts both on our behalf and on behalf of the other party to the transaction; provided, however, that our Manager will not enter into any cross transactions on our behalf unless the cross transaction involves a "level one" asset for U.S. GAAP accounting purposes which is being crossed at market prices, or the cross transaction has received approval of a majority of our independent trustees.

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
•Principal Transactions—defined as transactions between Ellington or our Manager (or any related party of Ellington or our Manager, which includes employees of Ellington and our Manager and their families), on the one hand, and us or one of our subsidiaries, on the other hand. Certain cross transactions may also be considered principal transactions whenever our Manager or Ellington (or any related party of Ellington or our Manager, which includes employees of Ellington and our Manager and their families) have a substantial ownership interest in one of the transacting parties. Our Manager is only authorized to execute principal transactions with the prior approval of a majority of our independent trustees and in accordance with applicable law. Such prior approval includes approval of the pricing methodology to be used, including with respect to assets for which there are no readily observable market prices.
•Investment in Other Ellington Accounts—pursuant to the management agreement, if we invest in any other investment fund or other investment for which Ellington or one of its affiliates receives management, origination, or structuring fees, then, unless agreed otherwise by a majority of our independent trustees, the management fees payable by us to our Manager will be reduced by (or our Manager will otherwise rebate to us) an amount equal to the applicable portion (as described in the management agreement) of any such management, origination, or structuring fees. We have not made any such investments to date.
•Split Price Executions—pursuant to the management agreement, our Manager is authorized to combine purchase or sale orders on our behalf together with orders for other accounts managed by Ellington, our Manager or their affiliates and allocate the securities or other assets so purchased or sold, on an average price basis or other fair and consistent basis, among such accounts.
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
Operating and Regulatory Structure
Tax Requirements
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or "the Code." Provided that we maintain our qualification as a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that is currently distributed to our shareholders. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income, determined excluding any net capital gains and without regard to the deduction for dividends paid. We cannot assure you that we will be able to comply with such requirements. Failure to qualify as a REIT in any taxable year would cause us to be subject to U.S. federal income tax (and any applicable state and local taxes) on our taxable income at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, local, and non-U.S. taxes on our income. For example, if we form a domestic TRS, the income generated by that subsidiary would be subject to U.S. federal, state, and local income tax. Any taxes paid by a TRS will reduce the cash available for distribution to our shareholders.
Investment Company Act Exclusion
Both we and our Operating Partnership are organized as holding companies and conduct our businesses primarily through wholly-owned subsidiaries of our Operating Partnership in a manner such that neither we nor our subsidiaries are subject to registration under the Investment Company Act. Under Section 3(a)(1) of the Investment Company Act, a company is deemed to be an "investment company" if:
•it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities (Section 3(a)(1)(A)); or
•it is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities and does own or proposes to acquire "investment securities" having a value exceeding 40% of the value of its total assets (excluding U.S. government securities and cash) on an unconsolidated basis, or "the 40% Test" (Section 3(a)(1)(C)). "Investment securities" excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company for private funds under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
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
The loss of our exclusion from registration pursuant to the Investment Company Act could require us to restructure our operations, sell certain of our assets, or abstain from the purchase of certain assets, which could have an adverse effect on our financial condition and results of operations. See "Risk Factors—Risks Related to Our Organization and Structure—Maintenance of our exclusion from registration as an investment company under the Investment Company Act imposes significant limitations on our operations."
Investment Advisers Act of 1940
Both Ellington and our Manager are registered as investment advisers under the Advisers Act and are subject to the regulatory oversight of the Division of Investment Management of the SEC.
Human Capital Resources
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

Item 1A. Risk Factors
Summary of Risk Factors
Risks Related To Our Business
•The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae, Freddie Mac, and Ginnie Mae and the U.S. Government, may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
•Interest rate mismatches between our assets and our borrowings may reduce our income during periods of changing interest rates, and increases in interest rates could adversely affect the value of our assets.
•Certain actions by the Federal Reserve could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
•Prepayment rates can change, adversely affecting the performance of our assets.
•Interest rate caps on the ARMs and hybrid ARMs that back our RMBS may reduce our net interest margin during periods of rising or high interest rates.
•Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, our targeted assets.
•Difficult conditions in the mortgage and residential real estate markets as well as general market concerns may adversely affect the value of the assets in which we invest.
•Our assets include subordinated and lower-rated securities that generally have greater risks of loss than senior and higher-rated securities.
•Less stringent underwriting guidelines and the resultant potential for delinquencies or defaults on certain mortgage loans could lead to losses on many of the non-Agency RMBS we hold, as well as other mortgage-related investments that we currently hold and/or may hold in the future.
•Investments in second-lien mortgage loans could subject us to increased risk of losses.
•The principal and interest payments on our non-Agency RMBS and any CRTs that we may purchase are not guaranteed by any entity, including any government entity or GSE, and therefore are subject to increased risks, including credit risk.
•The anticipated discontinuation of LIBOR and transition from LIBOR to an alternative reference rate may adversely affect the value and liquidity of the financial obligations to be held or issued by us that are linked to LIBOR.
•Residential mortgage loans, including subprime, non-performing, and sub-performing residential mortgage loans, are subject to increased risks.
•To the extent that due diligence is conducted on potential assets, such due diligence may not reveal all of the risks associated with such assets and may not reveal other weaknesses in such assets, which could lead to losses.
•We rely on mortgage servicers for our loss mitigation efforts, and we also may engage in our own loss mitigation efforts with respect to whole mortgage loans and loan pools that we may purchase. Such loss mitigation efforts may be unsuccessful or not cost effective.
•We may be affected by deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.
•Sellers of the mortgage loans that underlie the non-Agency RMBS in which we invest may be unable to repurchase defective mortgage loans, which could have a material adverse effect on the value of the loans held by the trust that issued the RMBS and could cause shortfalls in the payments due on the RMBS.
•If we acquire and subsequently resell any whole mortgage loans, we may be required to repurchase such loans or indemnify purchasers if we breach representations and warranties.
•We could be subject to liability for potential violations of predatory lending laws, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
•Our real estate-related assets are subject to the risks associated with real property.
•We may be exposed to environmental liabilities with respect to properties in which we have an interest.
•We rely on analytical models and other data to analyze potential asset acquisition and disposition opportunities and to manage our portfolio. Such models and other data may be incorrect, misleading or incomplete, which could cause us to purchase assets that do not meet our expectations or to make asset management decisions that are not in line with our strategy.
•Valuations of some of our assets are inherently uncertain, may be based on estimates, may fluctuate over short periods of time, and may differ from the values that would have been used if a ready market for these assets existed.
•The lack of liquidity in our assets may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
•We are highly dependent on Ellington's information systems and those of third-party service providers and system failures could significantly disrupt our business, which may, in turn, materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
•Our access to financing sources, which may not be available on favorable terms, or at all, may be limited, and our lenders and derivative counterparties may require us to post additional collateral. These circumstances may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
•Increases in interest rates could adversely affect the value of our assets and cause our interest expense to increase, and increase the risk of default on our assets, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to shareholders.
•We use leverage in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our shareholders, as well as increase losses when economic conditions are unfavorable.
•Our rights under repo agreements are subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of us or our lenders.
•Hedging against interest rate changes and other risks may materially adversely affect our business, financial condition and results of operations and our ability to pay dividends to our shareholders.

•Hedging instruments and other derivatives, including some credit default swaps, may not, in many cases, be traded on exchanges, or may not be guaranteed or regulated by any U.S. or foreign governmental authority and involve risks and costs that could result in material losses.
•Certain of our hedging instruments are regulated by the CFTC and such regulations may adversely impact our ability to enter into such hedging instruments and cause us to incur increased costs.
•Our use of derivatives may expose us to counterparty risk.
•We engage in short selling transactions, which may subject us to additional risks.
•We may change our investment strategy, investment guidelines, hedging strategy, and asset allocation, operational, and management policies without notice or shareholder consent, which may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders. In addition, our declaration of trust provides that our Board of Trustees may authorize us to revoke or otherwise terminate our REIT election without the approval of our shareholders.
•We operate in a highly competitive market.
•An increase in interest rates may cause a decrease in the issuance volumes of certain of our targeted assets, which could adversely affect our ability to acquire targeted assets that satisfy our investment objectives and to generate income and pay dividends.
•Lack of diversification in the number of assets we acquire would increase our dependence on relatively few individual assets.
•Our ability to pay dividends will depend on our operating results, our financial condition and other factors, and we may not be able to pay dividends at a fixed rate or at all under certain circumstances.
•We may invest in securities in the developing CRT sector that are subject to mortgage credit risk.
Risks Related to the COVID-19 Pandemic
•The recent global outbreak of the COVID-19 pandemic has adversely affected, and could again adversely affect, our business, financial condition, liquidity, and results of operations.
Risks Related to our Relationship with our Manager and Ellington
•Our relationship with our Manager and Ellington poses risks to us.
•We are dependent on our Manager and certain key personnel of Ellington that are provided to us through our Manager and may not find a suitable replacement if our Manager terminates the management agreement or such key personnel are no longer available to us.
•The Blackstone Funds have significant influence over us and may have conflicts of interest with us or you now or in the future.
•There are conflicts of interest in our relationships with our Manager and Ellington, which could result in decisions that are not in the best interests of our shareholders.
Risks Related to Our Common Shares
•Our shareholders may not receive dividends or dividends may not grow over time.
•An increase in interest rates may have an adverse effect on the market price of our common shares and our ability to pay dividends to our shareholders.
•Investing in our common shares involves a high degree of risk.
Risks Related to Our Organization and Structure
•Maintenance of our exclusion from registration as an investment company under the Investment Company Act imposes significant limitations on our operations.
•The ownership limits in our declaration of trust may discourage a takeover or business combination that may have benefited our shareholders.
•Our shareholders' ability to control our operations is severely limited.
•Certain provisions of Maryland law could inhibit a change in our control.
•Our authorized but unissued common and preferred shares may prevent a change in our control.
•Our rights and the rights of our shareholders to take action against our trustees and officers or against our Manager or Ellington are limited, which could limit your recourse in the event actions are taken that are not in your best interests.
•Our declaration of trust contains provisions that make removal of our trustees difficult, which could make it difficult for our shareholders to effect changes to our management.
•Our declaration of trust generally does not permit ownership in excess of 9.8% of any class or series of our shares of beneficial interest, and attempts to acquire our shares in excess of the share ownership limits will be ineffective unless an exemption is granted by our Board of Trustees.
U.S. Federal Income Tax Risks
•Your investment has various U.S. federal, state, and local income tax risks. Our failure to qualify as a REIT would subject us to U.S. federal, state and local income taxes, which could adversely affect the value of our common shares and would substantially reduce the cash available for distribution to our shareholders.
•Complying with REIT requirements may cause us to forego or liquidate otherwise attractive investments.
•Complying with REIT requirements may limit our ability to hedge effectively.

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
In September 2008, in response to the deteriorating financial condition of Fannie Mae and Freddie Mac, the U.S. Government placed Fannie Mae and Freddie Mac into the conservatorship of the Federal Housing Finance Agency, or "FHFA," their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. Under this conservatorship, Fannie Mae and Freddie Mac are required to reduce the amount of mortgage loans they own or for which they provide guarantees on Agency RMBS. In addition to the FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Treasury entered into Preferred Stock Purchase Agreements ("PSPAs") with the FHFA and have taken various actions intended to provide Fannie Mae and Freddie Mac with additional liquidity in an effort to ensure their financial stability.
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
In May 2020, the FHFA announced new capital rules for the GSEs intended to rebuild the GSEs’ capital bases in advance of leaving conservatorship. On June 30, 2020, the proposed rule for the GSEs was published in the Federal Register, and on December 17, 2020, the final rule was published with an effective date of February 16, 2021. In January 2021, the FHFA and the U.S. Treasury agreed to modifications to the PSPAs that will permit Fannie Mae and Freddie Mac to continue to retain earnings until they satisfy the requirements of the new capital rules. However, no definitive proposals or legislation have been released or enacted with respect to ending the conservatorship, unwinding the GSEs, or materially reducing the roles of the GSEs in the U.S. mortgage market, and it is not possible at this time to predict the scope and nature of the actions that the U.S. Government will ultimately take with respect to these GSEs.
Fannie Mae, Freddie Mac, and Ginnie Mae could each be dissolved, and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae, Freddie Mac, or Ginnie Mae were eliminated, or their structures were to change radically, or if the U.S. Government significantly reduced its support for any or all of them, we may be unable or significantly limited in our ability to acquire Agency RMBS, which would drastically reduce the amount and type of Agency RMBS available for purchase which, in turn, could materially adversely affect our ability to maintain our exclusion from registration as an investment company under the Investment Company Act and our ability to maintain our qualification as a REIT. Moreover, any changes to the nature of the guarantees provided by, or laws affecting, Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the credit quality of the guarantees, could increase the risk of loss on purchases of Agency RMBS issued by these GSEs, and could have broad adverse market implications for the Agency RMBS they currently guarantee. Any action that affects the credit quality of the guarantees provided by Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the value of our Agency RMBS. In addition, any market uncertainty that arises from such proposed changes could have a similar impact on us and our Agency RMBS.
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
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. During 2020, in response to the negative economic effects caused by the COVID-19 pandemic, the U.S. Federal Reserve, or the "Federal Reserve," decreased the target range for the federal funds rate from 1.50%—1.75% to 0.00%—0.25%. Prior to 2019, the Federal Reserve had been increasing the target range for the federal funds rate, from December 2015 through December 2018. The future path of interest rates is highly uncertain, and increases could occur in the near future.
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
In response to the global financial crisis of 2008-2009 and again in response to the economic effects of the COVID-19 pandemic in 2020, the Federal Reserve announced and completed several rounds of quantitative easing, which are programs designed to expand the Federal Reserve's holdings of long-term securities by purchasing U.S. Treasury securities and/or Agency RMBS, in order to provide stability to the market. During 2020, among other actions, the Federal Reserve: (i) reduced the target range for the federal funds rate to 0.00%–0.25%; (ii) committed to purchase U.S. Treasury securities and Agency MBS without explicit limits on the amounts purchased; (iii) reduced the discount rate at its discount window; (iv) reduced the reserve requirement ratios for depository institutions to 0.00%; (v) announced its intention to continue conducting term and overnight repo operations; (vi) encouraged banks to use their capital and liquidity buffers to lend; and (vii) in coordination with other central banks, expanded U.S. dollar liquidity swap lines with foreign banks. The Federal Reserve also announced several funding and liquidity programs, including providing up to $2.3 trillion in additional loans to the market. These actions put downward pressure on interest rates and stabilized repo rates, but they could be changed and/or discontinued at any time. Long-term interest rates, including mortgage rates, also declined, which led to an increase in prepayment rates and negatively impacted the market value of many of our investments.
Among other effects, these interest reductions by the Federal Reserve could continue to increase prepayment rates (resulting from lower long-term interest rates, including mortgage rates), continue to impact the shape of the yield curve, and cause a narrowing of our net interest margin. If the Federal Reserve were to discontinue, modify or reverse some or all of the programs and actions it implemented in 2020 in response to the COVID-19 pandemic, such actions could have a material adverse effect on our investment portfolio and on the economy as a whole, which could adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
From December 2015 through December 2018, the Federal Reserve had been increasing the target range for the federal funds rate, and further interest rate increases could occur again in the near future. See "—Increases in interest rates could adversely affect the value of our assets and cause our interest expense to increase, and increase the risk of default on our assets, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to shareholders" below. These and other actions by the Federal Reserve could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
The U.S. Government, through the U.S. Treasury, FHA, and the Federal Deposit Insurance Corporation, or "FDIC," has at various points in time, including in response to the COVID-19 pandemic, and may again in the future, implement programs designed to provide homeowners with assistance in avoiding mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.
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
The principal and interest payments on our non-Agency RMBS and any CRTs that we may purchase are not guaranteed by any entity, including any government entity or GSE, and therefore are subject to increased risks, including credit risk.
Our portfolio includes securities, such as non-Agency RMBS, which are not guaranteed by GSEs such as Fannie Mae and Freddie Mac or, in the case of Ginnie Mae, the U.S. Government. These securities are therefore subject to many of the risks of the respective underlying mortgage loans. A residential mortgage loan is typically secured by single-family residential property and is subject to risks of delinquency and foreclosure and risk of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, unemployment, acts of God, pandemics such as the COVID-19 pandemic, terrorism, social unrest, and civil disturbances, may impair borrowers' abilities to repay their mortgage loans. In periods following home price declines, "strategic defaults" (decisions by borrowers to default on their mortgage loans despite having the ability to pay) also may become more prevalent. In addition, the Tax Cuts and Jobs Act, or "TCJA," reduced the mortgage interest deduction limit, eliminated the deduction for interest with respect to home equity indebtedness, with certain exceptions, and limited the state and local income and property tax deduction. These changes could reduce home affordability and adversely impact housing prices in certain regions, which could lead to an increase in defaults on the mortgage loans underlying many of our investments.
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
The anticipated discontinuation of LIBOR and transition from LIBOR to an alternative reference rate may adversely affect the value and liquidity of the financial obligations to be held or issued by us that are linked to LIBOR.
LIBOR is an indicative measure of the average interest rate at which major global banks could borrow from one another and is used extensively as a "benchmark" or "reference rate" for various financial and commercial contracts. LIBOR is quoted in multiple currencies and multiple time frames using data reported by private-sector banks.
On July 27, 2017, the U.K. Financial Conduct Authority, or the "FCA," announced that it intends to phase out LIBOR by the end of 2021. It is unclear whether LIBOR will cease to exist at that time or whether new methods of calculating LIBOR will be established enabling LIBOR to continue to exist after 2021. On March 5, 2021, the ICE Benchmark Administration, (the current administrator of LIBOR), or the "IBA," published a feedback statement stating that it would cease publishing USD LIBOR on December 31, 2021 for the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined, or any regulatory activity related to LIBOR's phaseout, could cause LIBOR to behave differently than in the past or cease to exist. Although regulators and the IBA have made clear that the recent announcements should not be read to say that LIBOR has ceased or will cease, we cannot make assurances that LIBOR will survive in its current form, or at all.
In anticipation of the discontinuation of LIBOR in the U.S., the Alternative Reference Rates Committee, or the "ARRC," a group convened by the Federal Reserve Board and the Federal Reserve Bank of New York consisting of large U.S. financial institutions, regulators and other private and public-sector entities, has identified the Secured Overnight Financing Rate, or "SOFR," as its preferred alternative rate to take the place of US Dollar LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although the U.S. Treasury-backed overnight repo market is highly liquid, there is currently no robust market for determining forward-looking, SOFR term rates. Additionally, certain of our LIBOR based contracts that may be in effect at the time of LIBOR discontinuation may not contain fallback language in the event LIBOR is unavailable or may not contain fallback language that contemplates the permanent discontinuation of LIBOR. Consequently, there is uncertainty as to how our LIBOR based financial instruments may react to its discontinuation.
It also is possible that not all of our LIBOR based assets and liabilities (including our derivatives) will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities (including our derivatives) will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. Switching existing financial instruments and hedging transactions from referencing LIBOR to SOFR requires calculations of a fixed spread to account for differences between LIBOR and SOFR. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that similar financial instruments will use the same spread. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition may also involve operational risks. It is also possible that no transition will occur for certain financial instruments, meaning that those instruments would continue to be subject to the weaknesses of the LIBOR calculation process. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, or any other reforms to LIBOR that may be implemented. The nature of such potential changes, alternative reference rates or other reforms could adversely affect the market for or value of, any securities, loans, derivatives, and other financial instruments that are based directly or indirectly on LIBOR, and as a result may adversely affect our overall financial condition and results of operations.
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
Following the global financial crisis of 2008-2009, one of the biggest risks overhanging the non-Agency RMBS market has been uncertainty around the timing and ability of servicers to foreclose on defaulted loans, so that they can liquidate the underlying properties and ultimately pass the liquidation proceeds through to RMBS holders. Given the magnitude of the 2008-2009 housing crisis, and in response to the well-publicized failures of many servicers to follow proper foreclosure procedures, mortgage servicers are being held to much higher foreclosure-related documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures) throughout the origination, warehouse, and securitization processes, mortgage servicers have generally had much more difficulty furnishing the requisite documentation to initiate or complete foreclosures. In addition, the COVID-19 pandemic has led, and could continue to lead, to delays in the foreclosure process, both by operation of state law (e.g., foreclosure moratoriums in certain states) and by delays in the judicial system. These circumstances have led to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related delays also tend to increase ultimate loan loss severities as a result of property deterioration, amplified legal and other costs, and other factors. Many factors delaying foreclosure, such as borrower lawsuits and judicial backlog and scrutiny, are outside of a servicer's control and have delayed, and will likely continue to delay, foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states. The concerns about deficiencies in foreclosure practices of servicers and related delays in the foreclosure process may impact our loss assumptions and has affected and may continue to affect the values of, and our returns on, our investments in RMBS and residential whole loans.
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
We own assets secured by real estate and may own real estate directly in the future, either through direct acquisitions or upon a default of mortgage loans. Real estate assets are subject to various risks, including:
•declines in the value of real estate;
•acts of God, including pandemics, such as the COVID-19 pandemic, earthquakes, floods, wildfires, hurricanes, mudslides, volcanic eruptions and other natural disasters, which may result in uninsured losses;
•acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;
•adverse changes in national and local economic and market conditions;
•changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and zoning ordinances;
•costs of remediation and liabilities associated with environmental conditions such as indoor mold;
•potential liabilities for other legal actions related to property ownership including tort claims; and
•the potential for uninsured or under-insured property losses.
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
Some of the risks of relying on analytical models and third-party data include the following:
•collateral cash flows and/or liability structures may be incorrectly modeled in all or only certain scenarios, or may be modeled based on simplifying assumptions that lead to errors;
•information about assets or the underlying collateral may be incorrect, incomplete, or misleading;

•asset, collateral or MBS historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported, or subject to interpretation (e.g., different MBS issuers may report delinquency statistics based on different definitions of what constitutes a delinquent loan); and
•asset, collateral or MBS information may be outdated, in which case the models may contain incorrect assumptions as to what has occurred since the date information was last updated.
Some models, such as prepayment models or default models, may be predictive in nature. The use of predictive models has inherent risks. For example, such models may incorrectly forecast future behavior, leading to potential losses. In addition, the predictive models used by our Manager may differ substantially from those models used by other market participants, with the result that valuations based on these predictive models may be substantially higher or lower for certain assets than actual market prices. Furthermore, because predictive models are usually constructed based on historical data supplied by third parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data, and, in the case of predicting performance in scenarios with little or no historical precedent (such as extreme broad-based declines in home prices, deep economic recessions or depressions, or pandemics), such models must employ greater degrees of extrapolation and are therefore more speculative and of more limited reliability.
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
Market-based inputs are generally the preferred source of values for purposes of measuring the fair value of our assets under U.S. GAAP. However, the markets for our investments have experienced, and could in the future experience, extreme volatility, reduced transaction volume and liquidity, and disruption as a result of certain events, such as the COVID-19 pandemic, which has made, and could in the future make, it more difficult for our Manager, and for third-party dealers and pricing services that we use, to rely on market-based inputs in connection with the valuation of our assets under U.S. GAAP. Furthermore, in determining the fair value of our assets, our Manager uses proprietary models that require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, assumptions concerning future prepayment rates, interest rates, default rates and loss severities. These assumptions might be especially difficult to project accurately during periods of economic disruption. The fair value of certain of our investments may fluctuate over short periods of time, and our Manager’s determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed.

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
Certain of the assets and other instruments we acquire are not publicly traded, including privately placed RMBS. As such, these assets may be subject to legal and other restrictions on resale, transfer, pledge or other disposition, or will otherwise be less liquid than publicly-traded securities. Other assets that we acquire, while publicly traded, have limited liquidity on account of their complexity, turbulent market conditions, or other factors. In addition, mortgage-related assets from time to time have experienced extended periods of illiquidity, including during times of financial stress (such as during the COVID-19 pandemic), which is often the time that liquidity is most needed. Illiquid assets typically experience greater price volatility, because a ready market does not exist, and they can be more difficult to value or sell if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. We may also face other restrictions on our ability to liquidate any assets for which we or our Manager has or could be attributed with material non-public information. Furthermore, assets that are illiquid are more difficult to finance, and to the extent that we finance assets that are or become illiquid, we may lose that financing or have it reduced. If we are unable to sell our assets at favorable prices or at all, it could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
Our access to financing sources, which may not be available on favorable terms, or at all, may be limited, and our lenders and derivative counterparties may require us to post additional collateral. These circumstances may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Our ability to fund our operations, meet financial obligations, and finance targeted asset acquisitions may be impacted by an inability to secure and maintain our financing through repurchase agreements or other types of borrowings we may enter into from time to time in the future with our counterparties. Because repurchase agreements are generally short-term transactions, lenders may respond to adverse market conditions in a manner that makes it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings and have, and may continue to, impose more onerous conditions when rolling such repurchase agreements.
Our lenders are primarily large global financial institutions, with exposures both to global financial markets and to more localized conditions. In addition to borrowing from large banks, we borrow from smaller non-bank financial institutions. Whether because of a global or local financial crisis or other circumstances, such as if one or more of our lenders experiences severe financial difficulties, they or other lenders could become unwilling or unable to provide us with financing, could increase the haircut required for such financing, or could increase the costs of that financing.
Moreover, we are currently party to short-term borrowings (in the form of repurchase agreements) and there can be no assurance that we will be able to replace these borrowings, or "roll" them, as they mature on a continuous basis and it may be more difficult for us to obtain debt financing on favorable terms, or at all. If we are not able to renew our existing repurchase agreements or other types of borrowings we may enter into from time to time or arrange for new financing on terms acceptable to us, or if we default on our financial covenants, are otherwise unable to access funds under our financing arrangements, or if we are required to post more collateral or face larger haircuts, we may have to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses, and may also force us to curtail our asset acquisition activities. Similarly, if we were to move a financing from one counterparty to another that was subject to a larger haircut we would have to repay more cash to the original repurchase agreement counterparty than we would be able to borrow from the new repurchase agreement counterparty. To the extent that we might be compelled to liquidate qualifying real estate assets to repay debts, our compliance with the REIT asset tests, income tests, and distribution requirements could be negatively affected, which could jeopardize our qualification as a REIT. Losing our REIT qualification would cause us to be subject to U.S. federal income tax (and any applicable state and local taxes) on all of our income and decrease profitability and cash available to pay dividends to our shareholders. Any such forced liquidations could also materially adversely affect our ability to maintain our exclusion from registration as an investment company under the Investment Company Act.
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
Moreover, the amount of financing that we receive under our financing agreements will be directly related to our lenders’ valuation of the financed assets subject to such agreements. Typically, the master repurchase agreements that govern our borrowings under repurchase agreements grant the lender the right to reevaluate the fair market value of the financed assets subject to such repurchase agreements at any time. If a lender determines that the net decrease in the value of the portfolio of financed assets is greater in magnitude than any applicable threshold, it will generally initiate a margin call. In such cases, a lender's valuations of the financed assets may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A valid margin call requires us to transfer additional cash or qualifying assets to a lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. If a lender under one of our repo agreements were to send us a notice of default, even if we were to dispute the validity of a margin call from the lender, such lender will have possession of the financed assets, and might still decide to exercise its contractual remedies. In the event of our default, our lenders or derivative counterparties can accelerate our indebtedness, terminate our derivative contracts (potentially on unfavorable terms requiring additional payments, including additional fees and costs), increase our borrowing rates, liquidate our collateral, and terminate our ability to borrow. In certain cases, a default on one repo agreement or derivative agreement (whether caused by a failure to satisfy margin calls or another event of default) can trigger "cross defaults" on other such agreements. In addition, if the market value of our derivative contracts with a derivative counterparty declines in value, we generally will be subject to a margin call by the derivative counterparty.
Significant margin calls and/or increased repo haircuts could have a material adverse effect on our results of operations, financial condition, business, liquidity, and ability to make distributions to our shareholders, and could cause the value of our common shares to decline. During March and April of 2020, we observed that many of our financing agreement counterparties assigned lower valuations to certain of our assets, resulting in us having to pay cash to satisfy margin calls, which were higher than historical levels. In addition, during March and April of 2020 we also experienced an increase in haircuts on repurchase agreements that we rolled. A sufficiently deep and/or rapid increase in margin calls or haircuts would have an adverse impact on our liquidity.
Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our shareholders, or we may have to rely on less efficient forms of debt financing that consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our shareholders, and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our asset acquisition activities and/or dispose of assets, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders, or in the worst case, cause our insolvency.
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
Leverage also increases the risk of our being forced to precipitously liquidate our assets. See "—Our access to financing sources, which may not be available on favorable terms, or at all, may be limited, and our lenders and derivative counterparties may require us to post additional collateral. These circumstances may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders" below.
Our rights under repo agreements are subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of us or our lenders.
In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on and/or liquidate the collateral pledged under such agreements without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repo agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured claim. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a repo agreement or to be compensated for any damages resulting from the lenders' insolvency may be further limited by those statutes. These claims would be subject to significant delay and costs to us and, if and when received, may be substantially less than the damages we actually incur.
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
Subject to maintaining our qualification as a REIT and exclusion from registration as an investment company under the Investment Company Act, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates and, to a lesser extent, credit risk. Our hedging activity is expected to vary in scope based on the level and volatility of interest rates, the types of liabilities and assets held and other changing market conditions. Hedging may fail to protect or could adversely affect us because, among other things:
•interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;
•the duration of the hedge may not match the duration of the related assets or liabilities being hedged;

•many hedges are structured as over-the-counter contracts with counterparties whose creditworthiness is not guaranteed, raising the possibility that the hedging counterparty may default on their obligations;
•to the extent that the creditworthiness of a hedging counterparty deteriorates, it may be difficult or impossible to terminate or assign any hedging transactions with such counterparty to another counterparty;
•to the extent hedging transactions do not satisfy certain provisions of the Code and are not made through a TRS, the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;
•the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments, or "mark-to-market losses," would reduce our earnings and our shareholders' equity;
•we may fail to correctly assess the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the assets in the portfolio being hedged;
•our Manager may fail to recalculate, re-adjust, and execute hedges in an efficient and timely manner; and
•the hedging transactions may actually result in poorer overall performance for us than if we had not engaged in the hedging transactions.
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
We may invest in credit risk transfer securities, or "CRTs." CRTs are designed to transfer a portion of the mortgage credit risk of a pool of insured or guaranteed mortgage loans from the insurer or guarantor of such loans to CRT investors. In a CRT transaction, interest and/or principal of the CRT is written off following certain credit events, such as delinquencies, defaults, and/or realized losses, on the underlying mortgage pool. To date, the vast majority of CRTs consist of risk sharing transactions issued by the GSEs, namely Fannie Mae's Connecticut Avenue Securities program, or "CAS," and Freddie Mac's Structured Agency Credit Risk program, or "STACR." These securities have historically been unsecured and subject to the credit risk of the underlying mortgage pool. In the future, Fannie Mae and Freddie Mac may issue CRTs with a variety of other structures.
Risks Related to the COVID-19 Pandemic
The recent global outbreak of the COVID-19 pandemic has adversely affected, and could again adversely affect, our business, financial condition, liquidity, and results of operations.
The COVID-19 pandemic has negatively affected our business, and we believe that it could do so again. This pandemic caused significant volatility and disruption in the financial markets both globally and in the United States. If COVID-19 continues to spread, efforts to contain COVID-19 are unsuccessful, or the United States experiences another highly infectious or contagious disease in the future, our business, financial condition, liquidity, and results of operations could be materially and adversely affected. The ultimate severity and duration of such effects would depend on future developments that are highly uncertain and difficult to predict, including the geographic spread of the disease, the overall severity of the disease, the duration of the outbreak, the timing and effectiveness of a vaccine, the measures that may be taken by various governmental authorities in response to the outbreak (such as quarantines and travel restrictions) and the possible further impacts on the national and global economies. The continued spread of COVID-19, or an outbreak of another highly infectious or contagious disease in the future, could also negatively impact the availability of key personnel necessary to conduct our business.
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
The COVID-19 pandemic and certain of the actions taken to reduce the spread of the disease, based on governmental mandates and recommendations, including restrictions on travel, restrictions on the ability of individuals to assemble in groups, and restrictions on the ability of certain businesses to operate, have resulted in lost business revenue, rapid and significant increases in unemployment, and changes in consumer behavior, all of which have materially and adversely affected the economy. As a result, there was a significant nationwide increase in loan delinquencies, forbearances, deferments, and modifications, which could, if it persists, adversely affect our results of operations. Future outbreaks involving other highly infectious or contagious diseases could have similar adverse effects.
Our inability to access funding, or to access funding on terms that we believe are reasonable or attractive, particularly as a result of ongoing market dislocations resulting from the COVID-19 pandemic or as a result of other future outbreaks involving other highly infectious or contagious diseases, could have a material adverse effect on our financial condition.

The COVID-19 pandemic, or other future outbreaks involving other highly infectious or contagious diseases, could cause dislocations in the markets for our assets or could impair our ability to secure or maintain financing through repurchase agreements or other types of borrowings, which could have a material adverse effect on our financial condition. See “Our access to financing sources, which may not be available on favorable terms, or at all, may be limited, and our lenders and derivative counterparties may require us to post additional collateral. These circumstances may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders,” above.
We cannot predict the effect that government policies, laws, and plans adopted in response to the COVID-19 pandemic or other future outbreaks involving highly infectious or contagious diseases and resulting recessionary economic conditions will have on us.
Governments have adopted, and we expect will continue to adopt, policies, laws, and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial, and mortgage markets that it has caused. We cannot assure you that these programs will be effective, sufficient, or otherwise have a positive impact on our business. Furthermore, such programs could also have a material adverse effect on our business. It is anticipated that as a result of financial difficulties due to the COVID-19 pandemic, borrowers will continue to request forbearance or other relief with respect to their mortgage payments. In addition, across the country, moratoriums are in place in certain states to stop evictions and foreclosures in an effort to lessen the financial burden created by the COVID-19 pandemic and various states have even promulgated guidance to regulated servicers requiring them to formulate policies to assist mortgagors in need as a result of the COVID-19 pandemic. Other forbearance programs, foreclosure moratoriums or other programs or mandates may be imposed or extended, including those that will impact mortgage related assets. Moratoriums on foreclosures may significantly impair a servicer’s abilities to pursue loss mitigation strategies in a timely and effective manner, which could have a material adverse effect on our business.
The declaration, amount, nature, and payment of future dividends on our common shares are subject to uncertainty due to market conditions, including those resulting from the COVID-19 pandemic, and future outbreaks involving other highly infectious or contagious diseases may result in similar uncertainty and market disruption.
The COVID-19 pandemic, and future outbreaks involving other highly infectious or contagious diseases may negatively impact the declaration, amount, nature, and payment of future dividends on our common shares. See “Our shareholders may not receive dividends or dividends may not grow over time” below.
The economic and market disruptions caused by the COVID-19 pandemic or by future outbreaks involving other highly infectious or contagious diseases have adversely impacted, and could continue to adversely impact, over the near and long term, the financial condition of borrowers of residential mortgage loans, including non-Agency securities collateralized by residential mortgage loans.
The COVID-19 pandemic, or other future outbreaks involving other highly infectious or contagious diseases, could cause borrowers of residential mortgage loans to miss payments or default on their loans. See "Residential mortgage loans, including subprime, non-performing, and sub-performing residential mortgage loans, are subject to increased risks" above for potential risks to our business related to borrower defaults on residential mortgage loans.
Market disruptions caused by COVID-19 have made it, and could continue to make it, more difficult for loan servicers to perform a variety of services, which may adversely impact our business and financial results.
The COVID-19 pandemic has made it, and could continue to make it, more difficult for loan servicers to perform a variety of services, which may adversely impact our business and financial results. As a result, if we invest in residential mortgage loans directly in the future, we could be materially and adversely affected if a mortgage servicer is unable to adequately or successfully service such residential mortgage loans or if any such servicer experiences financial distress. See "We rely on mortgage servicers for our loss mitigation efforts, and we also may engage in our own loss mitigation efforts with respect to whole mortgage loans and loan pools that we may purchase. Such loss mitigation efforts may be unsuccessful or not cost effective" above.
Market and economic disruptions caused by the COVID-19 pandemic have made, and could in the future make, it more difficult for our Manager to determine the fair value of our investments.
Market and economic disruptions caused by the COVID-19 pandemic, have made, and could in the future make, it more difficult for our Manager, and for the providers of third-party valuations that we use, to rely on market-based inputs in connection with the valuation of our assets under U.S. GAAP. The value of our common shares and our results of operations could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal. See “Valuations of some of our assets are inherently uncertain, may be based on estimates, may fluctuate over short periods of time, and may differ from the values that would have been used if a ready market for these assets existed” above.
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
Risks Related to our Relationship with our Manager and Ellington
We are dependent on our Manager and certain key personnel of Ellington that are provided to us through our Manager and may not find a suitable replacement if our Manager terminates the management agreement or such key personnel are no longer available to us.
We do not have any employees of our own. Our officers are employees of Ellington or one or more of its affiliates. We have no separate facilities and are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and execution of our business strategies and risk management practices. We also depend on our Manager's access to the professionals of Ellington as well as information and deal flow generated by Ellington. The employees of Ellington identify, evaluate, negotiate, structure, close, and monitor our portfolio. The departure of any of the senior officers of our Manager, or of a significant number of investment professionals of Ellington or the inability of such personnel to perform their duties due to acts of God, including pandemics such as the COVID-19 pandemic, could have a material adverse effect on our ability to achieve our objectives. We can offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager's senior management. We are subject to the risk that our Manager will terminate the management agreement or that we may deem it necessary to terminate the management agreement or prevent certain individuals from performing services for us and that no suitable replacement will be found to manage us.
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
We are subject to conflicts of interest arising out of our relationship with Ellington and our Manager. Currently, all of our executive officers, and two of our trustees, are employees of Ellington or one or more of its affiliates. As a result, our Manager and our officers may have conflicts between their duties to us and their duties to, and interests in, Ellington or our Manager. For example, Mr. Penn, our President and Chief Executive Officer and one of our trustees, also serves as the President and Chief Executive Officer of, and as a member of the Board of Directors of, Ellington Financial Inc., and Vice Chairman and Chief Operating Officer of Ellington. Mr. Vranos, our Co-Chief Investment Officer and one of our trustees, also serves as the Co-Chief Investment Officer of Ellington Financial Inc., and Chairman of Ellington. Mr. Tecotzky, our Co-Chief Investment Officer, also serves as the Co-Chief Investment Officer of Ellington Financial Inc., and as Vice Chairman - Co-Head of Credit Strategies of Ellington. Mr. Smernoff, our Chief Financial Officer, also serves as the Chief Accounting Officer of Ellington Financial Inc. Mr. Herlihy, our Chief Operating Officer, also serves as the Chief Financial Officer of Ellington Financial Inc., and as a Managing Director of Ellington.
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
Termination of our management agreement without cause, including termination for poor performance or non-renewal, is subject to several conditions which may make such a termination difficult and costly. The management agreement has a current term that expires on September 24, 2021, and will be automatically renewed for successive one-year terms thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. The management agreement provides that it may be terminated by us based on performance upon the affirmative vote of at least two-thirds of our Board of Trustees, or by a vote of the holders of at least a majority of our outstanding common shares, based either upon unsatisfactory performance by our Manager that is materially detrimental to us or upon a determination by our independent trustees that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent such a fee-based termination by accepting a mutually acceptable reduction of management fees. In the event we terminate the management agreement as discussed above or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to 5% of our shareholders' equity as of the month-end preceding the date of the notice of termination or non-renewal. These provisions will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.
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
If our Manager ceases to be our Manager, including upon the non-renewal of our management agreement, or if one or more of our Manager's key personnel cease to provide services for us, it could constitute an event of default or early termination event under many of our repo financing and derivative hedging agreements, upon which our counterparties would have the right to terminate their agreements with us. If our Manager ceases to be our Manager for any reason, including upon the non-renewal of our management agreement and we are unable to obtain or renew financing or enter into or maintain derivative transactions, our business, financial condition and results of operations, and our ability to pay dividends to our shareholders may be materially adversely affected.
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

Risks Related to Our Common Shares
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
Our ability to pay dividends may be impaired if any of the risks described in this Annual Report on Form 10-K, or any of our other periodic or current reports filed with the SEC, were to occur. In addition, payment of dividends depends upon our earnings, liquidity, financial condition, the REIT distribution requirements, our financial covenants, and other factors that our Board of Trustees may deem relevant from time to time. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings or other capital will be available to us in an amount sufficient to enable us to make distributions on our common shares, to pay our indebtedness, or to fund other liquidity needs. Our Board of Trustees will continue to assess the dividend rate on our common shares on an ongoing basis, as market conditions and our financial position continue to evolve. Our Board of Trustees is under no obligation to declare any dividend distribution. We cannot assure you that we will achieve results that will allow us to pay a specified level of dividends or to increase dividends from one period to the next. Among the factors that could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders are:
•our inability to realize positive or attractive returns on our portfolio, whether because of defaults in our portfolio, decreases in the value of our portfolio, or otherwise;
•margin calls or other expenditures that reduce our cash flow and impact our liquidity; and
•increases in actual or estimated operating expenses.
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
Our declaration of trust limits the liability of our present and former trustees and officers to us and our shareholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our present and former trustees and officers will not have any liability to us or our shareholders for money damages other than liability resulting from:
•actual receipt of an improper benefit or profit in money, property or services; or
•active and deliberate dishonesty by the trustee or officer that was established by a final judgment and is material to the cause of action.
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
The U.S. federal income tax laws governing REITs are complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets, our income and our earnings and profits, or "E&P" (calculated pursuant to Code Sections 316 and 857(d) and the regulations thereunder), the ownership of our outstanding shares, and the amount of our distributions on an ongoing basis. Our ability to satisfy the asset tests depends upon the characterization and fair market values of our assets, some of which are not precisely determinable, and for which we may not obtain independent appraisals. Our compliance with the REIT income and asset tests and the accuracy of our tax reporting to shareholders also depend upon our ability to successfully manage the calculation and composition of our gross and net taxable income, our E&P and our assets on an ongoing basis. Even a technical or inadvertent mistake could jeopardize our REIT status. Although we intend to operate so as to maintain our qualifications as a REIT, given the complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the potential tax treatment of the investments we make, and the possibility of future changes in our circumstances, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.
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
To qualify as a REIT, we must distribute to our shareholders each calendar year at least 90% of our REIT taxable income (including certain items of non-cash income), determined excluding any net capital gains and without regard to the deduction for dividends paid. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:
•85% of our REIT ordinary income for that year;
•95% of our REIT capital gain net income for that year; and
•any undistributed taxable income from prior years.
We intend to distribute our taxable income to our shareholders in a manner intended to satisfy the 90% distribution requirement and to avoid the corporate income tax. However, there is no requirement that TRSs distribute their after-tax net income to their parent REIT.
Our taxable income may substantially exceed our net income as determined based on GAAP, because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. We have made an election under Section 475(f) of the Code to mark our securities to market, which may cause us to recognize taxable gains for a taxable year with respect to such securities without the receipt of any cash corresponding to such gains. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. Also, our ability, or the ability of our subsidiaries, to deduct interest may be limited under Section 163(j) of the Code. To the extent that we generate such non-cash taxable income in a taxable year or have limitations on our deductions, we may incur corporate income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to shareholders in that year. In that event, we may be required to use cash reserves, incur debt, sell assets, make taxable distributions of our shares or debt securities or liquidate non-cash assets at rates or at times that we regard as unfavorable to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.
Determination of our REIT taxable income and of our E&P involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. If the IRS disagrees with our determination, it could affect our satisfaction of the distribution requirement. Under certain circumstances, we may be able to correct a failure to meet the distribution requirement for a year by paying "deficiency dividends" to our shareholders in a later year. We may include such deficiency dividends in our deduction for dividends paid for the earlier year. Although we may be able to avoid income tax on amounts distributed as deficiency dividends, we will be required to pay interest and a penalty to the IRS based upon the amount of any deduction we take for deficiency dividends.
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
The REIT provisions of the Code substantially limit our ability to hedge. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities incurred to carry or acquire real estate, and such instrument is properly identified under applicable Treasury Regulations. The requirements in the Treasury Regulations related to identifying hedging transactions are highly technical and complex for which only limited judicial and administrative authorities exist, and the IRS could disagree with and successfully challenge our treatment and identifications of such hedging transactions. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests and could cause us to fail to maintain our qualification as a REIT. Our aggregate gross income from such transactions, along with other gross income that does not qualify for the 95% gross income test, cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques, and we may choose to implement certain hedges through a domestic or foreign TRS. Any hedging income earned by a domestic TRS would be subject to U.S. federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with interest rate changes or other changes than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future TRS taxable income in the case of a domestic TRS. Even if the income from certain of our hedging transactions is excluded from gross income for purposes of the REIT 75% and 95% gross income tests, such income and any loss will be taken into account in determining our REIT taxable income and our distribution requirement. If the IRS disagrees with our calculation of the amount or amortization of gain or loss with respect to our hedging transactions, including the impact of our election under Section 475(f) of the Code and the treatment of hedging expense and losses under Section 163(j) of the Code and Treasury Regulation Section 1.446-4, our distribution requirement could increase, which could require that we correct any shortfall in distributions by paying deficiency dividends to our shareholders in a later year.
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
The maximum U.S. federal income tax rate applicable to "qualified dividend income" paid to U.S. taxpayers taxed at individual rates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. Rather, for taxable years beginning prior to January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including "qualified REIT dividends" (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in the stocks of REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could adversely affect the value of the stock of REITs, including our common shares.
We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common shares.
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. Changes to the tax laws, with or without retroactive application, could significantly and negatively affect our shareholders or us. We cannot predict the long-term effect of any future changes on REITs or assure our shareholders that any such changes will not adversely affect the taxation of a shareholder. We and our shareholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.
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
We may recognize taxable income in excess of our economic income, known as phantom income, in the first years that we hold certain investments, and experience an offsetting excess of economic income over our taxable income in later years. In addition, in years when we have a capital loss carryforward that offsets current year capital gains, our earnings and profits may be higher than our taxable income. As a result, shareholders at times may be required to pay U.S. federal income tax on distributions taxable as dividends that economically represent a return of capital rather than a dividend. These distributions could be offset in later years by distributions that would be treated as returns of capital for U.S. federal income tax purposes. Taking into account the time value of money, this acceleration or increase of U.S. federal income tax liabilities may reduce a shareholder's after-tax return on his or her investment to an amount less than the after-tax return on an investment with an identical before-tax rate of return that did not generate phantom income.
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
We have made a mark-to-market election under Section 475(f) of the Code. If the IRS challenges our application of that election, it may jeopardize our REIT qualification.
We have made an election under Section 475(f) of the Code to mark our securities to market effective as of January 1, 2021. There are limited authorities under Section 475(f) of the Code as to what constitutes a trader for U.S. federal income tax purposes, and how such an election would be applied in the context of a REIT. Under other sections of the Code, the status of a trader in securities depends on all of the facts and circumstances, including the nature of the income derived from the taxpayer's activities, the frequency, extent and regularity of the taxpayer's securities transactions, and the taxpayer's investment intent. There can be no assurance that we will continue to qualify as a trader in securities eligible to make a mark-to-market election. We have not received, nor are we seeking, an opinion from counsel or a ruling from the IRS regarding our qualification as a trader. If the qualification for, or our application of, such election were successfully challenged by the IRS, in whole or in part, it could, depending on the circumstances, result in retroactive (or prospective) changes in the amount or timing of gross income we recognize, and potentially jeopardize our REIT qualification. Furthermore, the law is unclear as to the treatment of mark-to-market gains and losses under the various REIT tax rules, including, among others, the prohibited transaction and qualified liability hedging rules. While there is limited analogous authority, we treat any mark-to-market gains as qualifying income for purposes of the 75% gross income test to the extent that the gain is recognized with respect to a qualifying real estate asset, based on an opinion of Hunton Andrews Kurth LLP substantially to the effect that any such gains recognized with respect to assets that would produce qualifying income for purposes of the 75% and/or 95% gross income test, as applicable, if they were actually sold should be treated as qualifying income to the same extent for purposes of the 75% and/or 95% gross income test, as applicable, and any such gains should not be subject to the prohibited transaction tax. If the IRS were to successfully treat our mark-to-market gains as subject to the prohibited transaction tax or to successfully challenge the treatment or timing of recognition of our mark-to-market gains or losses with respect to our qualified liability hedges, we could owe material federal income or penalty tax or, in some circumstances, even fail to qualify as a REIT. Finally, mark-to-market gains and losses could cause volatility in the amount of our taxable income, which, in turn, could cause us to distribute more dividends to our shareholders in a particular period than would otherwise be desirable from a business perspective.
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

General Risk Factors
We, Ellington, or its affiliates may be subject to adverse legislative or regulatory changes.
At any time, U.S. federal, state, local, or foreign laws or regulations that impact our business, or the administrative interpretations of those laws or regulations, may be enacted or amended.
We cannot predict when or if any new law, regulation, or administrative interpretation, or any amendment to or repeal of any existing law, regulation, or administrative interpretation, will be adopted or promulgated or will become effective. Additionally, the adoption or implementation of any new law, regulation, or administrative interpretation, or any revisions in or repeals of these laws, regulations, or administrative interpretations, could cause us to change our portfolio, could constrain our strategy, or increase our costs. We could be adversely affected by any change in or any promulgation of new law, regulation, or administrative interpretation.
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
While our common shares are listed on the NYSE, such listing does not provide any assurance as to:
•whether the market price of our shares will reflect our actual financial performance;
•the liquidity of our common shares;
•the ability of any holder to sell common shares; or
•the prices that may be obtained for our common shares.
The market price and trading volume of our common shares may be volatile.
The market price of our common shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common shares include:
•actual or anticipated variations in our quarterly operating results or dividends;
•changes in our earnings estimates, failure to meet earnings or operating results expectations of public market analysts and investors, or publication of research reports about us or the real estate specialty finance industry;
•increases in market interest rates that lead purchasers of our common shares to demand a higher yield;

•repurchases and issuances by us of our common shares;
•passage of legislation, changes in applicable law, court rulings, enforcement actions or other regulatory developments that adversely affect us or our industry;
•changes in government policies or changes in timing of implementation of government policies, including with respect to Fannie Mae, Freddie Mac, and Ginnie Mae;
•changes in market valuations of similar companies;
•adverse market reaction to any increased indebtedness we incur in the future;
•additions or departures of key management personnel;
•actions by shareholders;
•speculation in the press or investment community;
•adverse changes in global, national, regional and local economic and market conditions, including those relating to pandemics, such as the COVID-19 pandemic;
•our inclusion in, or exclusion from, various stock indices;
•our operating performance and the performance of other similar companies;
•changes in accounting principles; and
•the disposition by the Blackstone Funds of all or any portion of our common shares held by them in accordance with and subject to applicable securities laws.
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
We and Ellington cannot provide any assurance that, whether the result of regulatory inquiries or otherwise, neither we nor Ellington nor its affiliates will become subject to investigations, enforcement actions, fines, penalties or the assertion of private litigation claims or that, if any such events were to occur, they would not materially adversely affect us. For a discussion of these and other related risks, see "Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries and proceedings, or other legal proceedings" included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Shareholders Matters, and Issuer Purchases of Equity Securities
Market Information
Our common shares have been listed on the New York Stock Exchange ("NYSE") under the symbol "EARN" since May 1, 2013.
Holders of Our Common Shares
Based upon a review of a securities position listing as of March 5, 2021, we had an aggregate of 115 holders of record and holders of our common shares who are nominees for an undetermined number of beneficial owners.
Unregistered Sales of Equity Securities
Pursuant to our 2013 Equity Incentive Plan, on December 17, 2020, we granted 8,906 restricted common shares to certain of our partially dedicated employees. The restricted common shares are subject to forfeiture restrictions that will lapse with respect to 4,454 of the common shares on December 17, 2021 and 4,452 of the common shares on December 17, 2022. Such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(a)(2) of the Securities Act.
Issuer Purchases of Equity Securities.
None.
Item 6. Selected Financial Data
We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 301(c) of Regulation S-K, we are not required to provide the information required by this item.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We are a Maryland real estate investment trust, or "REIT," formed in August 2012 that specializes in acquiring, investing in, and managing residential mortgage- and real estate-related assets. Our primary objective is to generate attractive current yields and risk-adjusted total returns for our shareholders by making investments that we believe compensate us appropriately for the risks associated with them. We seek to attain this objective by constructing and actively managing a portfolio consisting primarily of residential mortgage-backed securities, or "RMBS," for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," and, to a lesser extent, RMBS that do not carry such guarantees, or "non-Agency RMBS," such as RMBS backed by prime jumbo, Alternative A-paper, mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau, or "non-QM loans," mortgages on single-family-rental properties, manufactured housing, and subprime residential mortgage loans. We also may opportunistically acquire other types of mortgage- and real estate-related asset classes, such as commercial mortgage-backed securities, or "CMBS," residential mortgage loans, mortgage servicing rights, or "MSRs," and credit risk transfer securities, or "CRTs." We believe that being able to combine Agency RMBS with non-Agency RMBS and other mortgage- and real estate-related asset classes enables us to balance a range of mortgage-related risks.
We were formed through an initial strategic venture among affiliates of Ellington Management Group, L.L.C., an investment management firm and registered investment adviser with a 26-year history of investing in a broad spectrum of residential and commercial mortgage-backed securities, or "MBS," and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." As of December 31, 2020, the Blackstone Funds owned approximately 26.8% of our outstanding common shares. We are externally managed and advised by our Manager, an affiliate of Ellington.
We use leverage in our Agency RMBS strategy and, while we have not done so meaningfully to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of December 31, 2020, we had outstanding borrowings under repurchase agreements in the amount of $1.0 billion with 15 counterparties.

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
As of December 31, 2020, our book value per share was $13.48, as compared to $12.91 as of December 31, 2019.
Trends and Recent Market Developments
Market Overview
•After lowering the target range for the federal funds rate three times in 2019, the U.S. Federal Reserve, or "Federal Reserve," elected to maintain its target range of 1.50%–1.75% at its January 2020 meeting, but noted concerns about the spread of the novel coronavirus disease ("COVID-19") in its minutes. As the first quarter of 2020 progressed and COVID-19 spread, economic activity declined as countries around the world implemented social-distancing restrictions; unemployment claims surged and GDP growth forecasts were revised downward as the market began to price in a global recession. In March, macroeconomic conditions worsened, and financial markets experienced extreme volatility and dislocations. In response, the Federal Reserve implemented two emergency interest rate cuts totaling 150 basis points, resumed its asset purchases at an unprecedented pace, added additional liquidity to repo markets, and formed several credit facilities to stabilize markets. The White House and U.S. Congress passed three rounds of stimulus packages, culminating in the $2 trillion CARES Act on March 27th, the largest emergency spending bill in history. In April, the Federal Reserve expanded many of its stimulus programs to provide up to $2.3 trillion in additional capital. Similarly, central banks and governments around the globe responded swiftly and aggressively with interest rate cuts, quantitative easing programs, and stimulus packages.
While these efforts were successful in stabilizing markets, the negative economic impact of COVID-19 persisted, and the Federal Reserve continued its accommodative monetary policy throughout the rest of 2020, including maintaining its target range of 0.00%–0.25% for the federal funds rate; purchasing significant amounts of U.S. Treasury securities, Agency RMBS, and other eligible collateral pursuant to the asset purchase programs it outlined earlier in the year; and extending or expanding several of its liquidity support programs. At its final meeting of 2020, in December, the Federal Reserve noted that "the COVID-19 pandemic is causing tremendous human and economic hardship across the United States and around the world. Economic activity and employment have continued to recover but remain well below their levels at the beginning of the year." The Federal Reserve reiterated that it "is committed to using its full range of tools to support the U.S. economy in this challenging time, thereby promoting its maximum employment and price stability goals." The Federal Reserve also directed the Open Market Desk to increase its holdings of Treasury securities by $80 billion per month, and of Agency RMBS by $40 billion per month.
Finally, just prior to year end 2020, Congress and the administration approved an additional $900 billion of COVID-related stimulus and economic aid.
•Interest rates dropped dramatically during the first quarter of 2020, as the spread of COVID-19 prompted a flight to safety. Between February 12th and March 9th, the 10-year U.S. Treasury yield plummeted 109 basis points to a record low of 0.54%, before rebounding to 1.19% less than two weeks later, and then declining to 0.67% as of March 31st. U.S. Treasury yields fell across the yield curve over the course of the quarter, with yields on 3-month Treasury bills down 148 basis points, yields on the 2-year U.S. Treasury down 132 basis points, and yields on the 10-year U.S. Treasury down 125 basis points. On March 9th, the MOVE index, which measures U.S. interest rate volatility, reached its highest point since the 2008-2009 financial crisis.
During the second and third quarters, interest rate volatility subsided considerably and U.S. Treasury yields continued to hover near all-time lows. During this six-month period, the 10-year U.S. Treasury yield traded in a remarkably tight 39-basis-point rage, compared to a 134-basis-point range in the first quarter. At September 30th, the 10-year U.S. Treasury yield was 0.68%, virtually unchanged from March 31st and only 14 basis points above the record low reached in March. After reaching its highest point since the 2008–2009 financial crisis in March, the MOVE index had reverted to pre-COVID-19 levels by mid-April and continued to decline through the third quarter, hitting an all-time low at the end of September.
During the fourth quarter, long-term interest rates rose modestly and the U.S. Treasury yield curve steepened, with the 10-year U.S. Treasury yield increasing 23 basis points to finish the year at 0.91%, and the 2-year U.S. Treasury yield up just 1 basis point to 0.12%. The yield spread between the 2-year and 10-year U.S. Treasury increased to 79 basis points from 56 basis points at the end of the third quarter. The MOVE index increased modestly in October, before reverting to lower levels in November and December.
•Mortgage rates declined during each quarter of 2020, setting new all-time lows at several points during the year. Over the course of the year, the Freddie Mac survey 30-year mortgage declined 107 basis points to 2.67% at December 31, 2020. Refinancing applications surged with the declining mortgage rates. On March 6th, the Mortgage Bankers Association's Refinance Index, which measures refinancing application volumes, increased 79% to its highest level since April 2009. Although refinancing applications declined after March, they remained elevated throughout the year, at levels not seen since 2013. Overall Fannie Mae 30-year MBS prepayments increased steadily during the year, from a CPR of 17.0 in December 2019 to an 8-year high of 37.2 CPR in October 2020, before finishing the year at 35.6 CPR.
•In connection with the Federal Reserve actions, LIBOR rates, which drive many of our financing costs, declined sharply during the first half of 2020. Between December 31, 2019, and June 30, 2020, one-month LIBOR declined 160 basis points to 0.16%, and three-month LIBOR fell 161 basis points to 0.30%. LIBOR rates remained low during the second half of the year, with one-month LIBOR finishing the year at 0.14% and three-month LIBOR at 0.24%.
•U.S. real GDP declined at an annualized rate of 5.0% in the first quarter and then 31.4% in the second quarter, reflecting the negative impact of the COVID-19 pandemic and associated measures to contain it. The GDP growth rate bounced back in the third quarter, increasing at estimated annualized rates of 33.4%, before slowing in the fourth quarter to an estimated annualized rate of 4.1%.
•The sudden and significant decline in economic activity and implementation of social-distancing restrictions caused unemployment claims to rise significantly in 2020. U.S. employers reported a reduction of 701,000 jobs in March, and unemployment claims surged to 38.5 million in the second quarter. The unemployment rate spiked to 11.1% at June 30th, from 4.4% at March 31st. Unemployment claims totaled 14.1 million in the third quarter and 10.3 million in the fourth quarter, both down significantly from the second quarter but still well above historical averages. The unemployment rate dropped to 6.7% at December 31st, down from 7.8% at September 30th, 11.1% at June 30th and 14.8% at the April 30th peak. However, the U.S. lost 140,000 jobs in December, the first month of net job losses since the spring, which muddled the outlook going forward.
•With the economic slowdown and spike in unemployment, forbearance rates on residential mortgages rose during the first half of 2020. According to the Mortgage Bankers Association, the total forbearance rate increased most significantly during the month of April, from 2.7% as of March 29th to 7.5% as of April 26th, before rising further to 8.5% as of May 31st, plateauing during June, and then finishing the second quarter at 8.4%. Forbearance rates on residential mortgages declined steadily during the third and fourth quarters, driven by the economic recovery and an improving employment picture, even as many stimulus measures expired. According to the Mortgage Bankers Association, the total forbearance rate decreased from 8.4% at the end of June, to 6.9% at the end of September, and to 5.5% as of January 3, 2021.
•Yield spreads on most fixed income assets widened sharply in the first half of March. For Agency RMBS, the heightened levels of interest rate volatility, together with concerns of a liquidity crunch in the private sector, exacerbated fundamental concerns about a surge in prepayments from the decline in mortgage rates; while for credit assets, the negative macroeconomic developments raised concerns about a potential surge in future credit losses within many sectors. Across virtually all credit-sensitive fixed income asset classes, repo financing stresses and sharp declines in asset prices severely reduced liquidity, and prompted forced selling from many market participants experiencing liquidity problems, which further contributed to price declines and yield spread widening. This selling was particularly acute in structured credit assets, but even Agency RMBS, despite their creditworthiness, experienced significant yield spread widening in sympathy. As described above, central banks and governments around the globe responded swiftly and aggressively with interest rate cuts, quantitative easing programs, and stimulus packages; these actions succeeded in stabilizing markets for the balance of 2020.
•The Bloomberg Barclays US MBS Index ("BB MBS Index") generated a positive return for each quarter of 2020, finishing the year with a 3.87% return, but a slight negative excess return (on a duration-adjusted basis) of (0.17)% relative to the Bloomberg Barclays U.S. Treasury Index. Notably, during the extreme market volatility experienced in March, the intra-month negative excess return reached an extreme of (2.22)% as of March 19th, before actions by the Federal Reserve caused yield spreads on Agency RMBS to retighten. Additionally, after underperforming in the first quarter, pay-ups on Agency specified pools performed exceptionally well during the rest of 2020.
•For the first quarter, the Bloomberg Barclays US Corporate Bond Index ("BB IG Index") generated a loss of 3.63% and a negative excess return of (13.50)%, while the Bloomberg Barclays U.S. Corporate High Yield Bond Index ("BB HY Index") generated a loss of (12.68)% and a negative excess return of (17.03)%. Each index generated both positive returns and positive excess returns during each of the subsequent three quarters, however. For the full year, the BB IG

Index generated a 9.89% return, and a positive excess return of 0.49%; while the BB HY Index generated a 7.11% return and positive excess return of 2.25%.
•During the first quarter, U.S. equities had their worst quarter since the 2008–2009 financial crisis, with the Dow Jones Industrial Average ("DJIA") declining 23%, the S&P down 20%, and the NASDAQ down 14%. Stock markets were highly volatile during the quarter, as the S&P 500 declined 34% between February 19th and March 23rd, and then increased 18% over the next three days. Because of rapid price declines that tripped market "circuit breakers," trading was halted temporarily on the major U.S. stock exchanges on four trading days during the quarter. The CBOE Volatility Index, which measures expected moves in the S&P 500 index, registered an all-time high of 82.69 on March 16th. London's FTSE 100 declined 25%, while the MSCI World global equity index declined 21%.
Despite the continuing negative economic impacts of COVID-19, U.S. equities rebounded dramatically in the second quarter, with the DJIA and S&P 500 indexes posting their biggest quarterly gains since 1998 and offsetting most of the losses suffered in March, amidst optimism over the reopening of the economy, possible additional stimulus measures, and advances on COVID-19 treatments and a possible vaccine. The DJIA rose 17.8% and the S&P 500 rose 20.0% quarter over quarter, while the tech-heavy NASDAQ composite index increased 30.6%. Equity volatility declined during the second quarter, but remained higher than pre-COVID-19 levels. The CBOE Volatility Index steadily declined for most of the second quarter, finishing at 30.43 at June 30th. Meanwhile, London's FTSE 100 index increased 8.8% quarter over quarter, while the MSCI World global equity index rebounded by 18.8% over the same period.
The strong performance of equities continued into the second half of the year, driven by record-low interest rates, expectations of additional stimulus, advances on a possible COVID-19 vaccine, as well as continued outperformance by the tech sector.
In July, the tech-heavy NASDAQ composite index closed at an all-time high, while in August, the S&P 500 reversed all of its losses for the year and reached a new all-time high as well. Performance waned in September amidst a tech selloff and dimming hopes for new stimulus, but U.S. equities still posted a strong third quarter. Quarter over quarter, the S&P 500 rose 8.5%, the DJIA 7.6%, and the NASDAQ 11%. The CBOE Volatility Index, which measures expected moves in the S&P 500 index, increased moderately in September but remained at levels well below those seen in March and April. Meanwhile, London's FTSE 100 index decreased 4.9% and the MSCI World global equity index rose 7.5%, over the same period.
In the second half of October, U.S. equities slumped and equity volatility increased in response to fading stimulus hopes and an accelerating number of COVID-19 cases. However, in November and December, stocks rallied following the U.S. presidential election and in response to advances in the development of COVID-19 vaccines as well as the passage of an additional stimulus package. During December, each of the S&P 500, DJIA, and NASDAQ indexes set fresh new highs; and for the full year, these indexes gained 16%, 7%, and 44%, respectively. After rising in October, the VIX volatility index declined steadily into year end.
Portfolio Overview and Outlook
As of December 31, 2020, our mortgage-backed securities portfolio consisted of $962.8 million of fixed-rate Agency "specified pools," $20.4 million of Agency RMBS backed by adjustable rate mortgages, or "Agency ARMs," $67.5 million of Agency reverse mortgage pools, $13.0 million of Agency interest only securities, or "Agency IOs," and $17.6 million of non-Agency RMBS. Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and mortgages with various other characteristics.
In March 2020, in light of the heightened levels of market volatility and systemic liquidity risk, we proactively reduced the size of our Agency portfolio, thereby bolstering our liquidity and lowering our leverage. By reducing our Agency portfolio in an orderly and measured way, we avoided forced asset sales. Our Agency RMBS portfolio decreased by 25% to $1.043 billion as of March 31, 2020, as compared to $1.393 billion as of December 31, 2019.
As the year progressed and economic uncertainty remained high, we maintained a smaller Agency portfolio, lower debt-to-equity ratio, and higher cash balance, relative to our historical averages. For the full year 2020, our Agency RMBS holdings decreased approximately 24% to $1.064 billion as of December 31, 2020, from $1.393 billion as of December 31, 2019.
In contrast to our Agency RMBS portfolio, we significantly increased our non-Agency RMBS holdings following the market distress of March and April. During the second quarter of 2020, we opportunistically purchased approximately $40 million of non-Agency RMBS at depressed prices, and as the year progressed and prices recovered, we sold the majority of these investments at substantial gains. For the full year 2020, our non-Agency RMBS holdings increased by 99% to $17.6 million from $8.9 million. We expect to continue to vary our allocation to non-Agency RMBS as market opportunities change over time.
The increase in our shareholders' equity during the year, combined with the decline in the size of our overall RMBS portfolio, caused our debt-to-equity ratio, adjusted for unsettled purchases and sales, to decrease to 6.1:1 as of December 31, 2020 from 8.1:1 as of December 31, 2019. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions. As of December 31, 2020, substantially all of our borrowings were secured by specified pools.
As of December 31, 2020, we had cash and cash equivalents of $58.2 million, along with other unencumbered assets of approximately $47.4 million. This compares to cash and cash equivalents of $35.4 million and unencumbered assets of $53.6 million held by us at December 31, 2019.
During the first half of March, with heightened interest rate volatility and a flight to the safe haven of U.S. Treasury securities, yield spreads on Agency RMBS widened significantly. As a result, we received margin calls under our financing arrangements that were higher than typical historical levels. We satisfied all of these margin calls. Actions by the Federal Reserve during the second half of March helped stabilize the market for Agency RMBS, causing yield spreads to tighten significantly.
For the first quarter of 2020, the precipitous decline in interest rates and high levels of interest rate volatility generated net realized and unrealized losses on our hedges, and while our Agency RMBS assets did appreciate in price, they significantly underperformed our hedges. Furthermore, TBAs outperformed specified pools, depressing pay-ups on our specified pool portfolio. Pay-ups are price premiums for specified pools relative to their TBA counterparts, and generally reflect, among other factors, the prepayment protection that specified pools provide. As a result, we experienced a significant net loss for the first quarter.
In the second quarter, forceful actions by the Federal Reserve continued to stabilize the market for Agency RMBS, and our Agency portfolio performed exceptionally well, driven by significantly higher pay-ups on our specified pools.
Our Agency strategy continued to perform well in the second half of 2020, driven by continued strong performance from our specified pools, and solid net interest income. During most of 2020, mortgage rates declined and actual and expected prepayment rates rose, which benefited pay-ups on our prepayment-protected specified pools. Average pay-ups on our specified pools increased to 2.40% as of December 31, 2020, as compared to 1.77%1 as of December 31, 2019.
1Conformed to current period calculation methodology.

As the year progressed, we also increased our holdings of long TBAs held for investment, which we concentrated in current coupon production. These investments performed well, driven by Federal Reserve purchasing activity. Finally, our opportunistic investments in non-Agency RMBS generated excellent results for the year.
With the decline in our overall RMBS portfolio and the increase in our shareholders' equity during the year, and despite a smaller net notional short TBA position, our net mortgage assets-to-equity ratio—which we define as the net aggregate market value of our mortgage-backed securities (including the underlying market values of our long and short TBA positions) divided by total shareholders' equity—was considerably lower at the end of 2020 as compared to the end of 2019. From time to time, in response to market opportunities and other factors, we increase or decrease our net mortgage assets-to-equity ratio by varying the sizes of our net short TBA position and/or our long RMBS portfolio. The following table summarizes our net mortgage assets-to-equity ratio and provides additional details, for the last five quarters, to illustrate this fluctuation.

	Notional Amount of Long TBAs	Notional Amount of Short TBAs	Fair Value of Mortgage-backed Securities	Net Short TBA Underlying Market Value(1)	Net Mortgage Assets-to-Equity Ratio
($ In thousands)
December 31, 2020	$317,890	$(459,613)	$1,081,380	$(156,326)	5.6:1
September 30, 2020	359,430	(551,853)	1,113,620	(208,952)	5.6:1
June 30, 2020	319,280	(529,888)	1,154,047	(229,102)	5.9:1
March 31, 2020	53,800	(303,388)	1,050,521	(266,536)	5.6:1
December 31, 2019	70,447	(246,955)	1,401,778	(183,369)	7.6:1
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
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended December 31, 2020, September 30, 2020, June 30, 2020, March 31, 2020, and December 31, 2019.

	Three-Month Period Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Three-Month Constant Prepayment Rates	21.0%	21.4%	18.0%	15.4%	14.9%

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of December 31, 2020 and 2019.

		December 31, 2020			December 31, 2019(1)
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	2.50–2.99	$16,385	$17,236	42	$4,900	$4,953	40
	3.00–3.49	14,001	14,824	37	33,474	34,537	62
	3.50–3.99	25,113	27,177	50	110,637	115,902	31
	4.00–4.49	21,529	23,347	33	23,480	24,944	22
	4.50–4.99	550	575	135	859	895	123
Total 15-year fixed-rate mortgages		77,578	83,159	42	173,350	181,231	36
20-year fixed-rate mortgages:
	2.00–2.49	32,333	33,633	4	—	—	—
	2.50–2.99	3,212	3,382	5	—	—	—
	3.00–3.49	2,496	2,647	10	—	—	—
	4.00–4.49	2,161	2,492	5	—	—	—
	4.50–4.99	1,300	1,417	27	—	—	—
	5.00–5.49	1,057	1,192	28	1,276	1,385	16
Total 20-year fixed-rate mortgages		42,559	44,763	6	1,276	1,385	16
30-year fixed-rate mortgages:
	2.50–2.99	16,361	17,383	3	—	—	—
	3.00–3.49	98,654	105,085	28	35,314	36,169	43
	3.50–3.99	245,320	266,547	51	216,421	227,606	45
	4.00–4.49	191,033	209,502	55	335,843	356,323	36
	4.50–4.99	146,843	162,645	49	230,635	246,829	32
	5.00–5.49	54,804	61,719	51	124,558	134,235	27
	5.50–5.99	7,890	8,951	49	45,374	48,674	19
	6.00–6.49	2,658	3,049	27	8,306	9,042	15
Total 30-year fixed-rate mortgages		763,563	834,881	48	996,451	1,058,878	35
Total fixed-rate Agency RMBS		$883,700	$962,803	45	$1,171,077	$1,241,494	35
(1)Conformed to current period presentation.
For the year ended December 31, 2020, we had total net realized and unrealized gains on our Agency RMBS of $27.0 million, or $2.19 per share. Our Agency RMBS portfolio turnover was 64% for the year ended December 31, 2020, and we recognized net realized gains of $11.8 million.
During the year ended December 31, 2020, we continued to hedge interest rate risk, primarily through the use of interest rate swaps, and to a lesser extent through the use of short positions in TBAs, U.S. Treasury securities, and futures. We had total net realized and unrealized losses of $(21.8) million, or $(1.77) per share, on our interest rate hedging portfolio, as interest rates declined precipitously during the year. We increased the amount of long TBAs held for investment during the year, especially in lower coupon TBAs. In conjunction with these investments, we ended the year with a small net short overall TBA position on a notional basis but a small net long overall TBA position as measured by 10-year equivalents. 10-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates. The relative makeup of our interest rate hedging portfolio can change materially from period to period.
After giving effect to dividends during the year ended December 31, 2020 of $1.12 per share, our book value per share increased to $13.48 as of December 31, 2020, from $12.91 as of December 31, 2019, and we had an economic return of 13.1% for the year ended December 31, 2020. Economic return is computed by adding back dividends declared to ending book value per share, and comparing that amount to book value per share as of the beginning of the quarter.
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. As of December 31, 2020 and 2019, our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 6.8% and 5.3%, respectively. Excluding TBA positions, our Agency premium as a percentage of fair value was approximately 8.2% and 5.8% as of December 31, 2020 and 2019, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
We believe that our adaptive and active style of portfolio management is well suited to the current MBS market environment, which, especially given the current effects and future uncertainties related to the COVID-19 pandemic, exhibits high levels of interest rate risk, prepayment risk, financing and liquidity risk, shifting central bank and government policies, regulatory changes, and disruptive technological developments.
Financing
For the year ended December 31, 2020, our average repo borrowing cost decreased to 0.91% as compared to 2.52% for the year ended December 31, 2019. The year-over-year decline in average repo borrowing cost was due to a significant decrease in short-term interest rates as well as a significant decline in financing spreads as measured against LIBOR. As of December 31, 2020, the weighted average borrowing rate on our repurchase agreements declined to 0.25% from 2.00% as of December 31, 2019.
While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as banks, are active in providing repo financing. Most of our outstanding repo financing is still provided by banks and bank affiliates; however, we have also entered into repo agreements with non-bank dealers.
Our debt-to-equity ratio was 6.1:1 as of December 31, 2020, as compared to 8.1:1 as of December 31, 2019. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
Critical Accounting Estimates
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
We follow the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We did not have any unrecognized tax benefits resulting from tax positions related to the current period or our open tax years. In the normal course of business, we may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period and our open tax years. We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions, we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in the consolidated financial statements included in this Annual Report on Form 10-K.
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
Investment portfolio
The following tables summarize our securities portfolio as of December 31, 2020 and 2019:

	December 31, 2020					December 31, 2019
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed-rate mortgages	$77,578	$83,159	$107.19	$80,144	$103.31	$173,350	$181,231	$104.55	$176,848	$102.02
20-year fixed-rate mortgages	42,559	44,763	105.18	44,247	103.97	1,276	1,385	108.54	1,356	106.27
30-year fixed-rate mortgages	763,563	834,881	109.34	799,360	104.69	996,451	1,058,878	106.26	1,041,550	104.53
ARMs	19,459	20,442	105.05	19,981	102.68	32,122	33,255	103.53	33,049	102.89
Reverse mortgages	61,653	67,474	109.44	65,494	106.23	91,560	99,934	109.15	98,407	107.48
Total Agency RMBS	964,812	1,050,719	108.90	1,009,226	104.60	1,294,759	1,374,683	106.17	1,351,210	104.36
Non-Agency RMBS	23,140	17,612	76.11	15,369	66.42	10,947	8,851	80.85	6,924	63.25
Total RMBS(2)	987,952	1,068,331	108.14	1,024,595	103.71	1,305,706	1,383,534	105.96	1,358,134	104.02
Agency IOs	n/a	13,049	n/a	15,434	n/a	n/a	18,244	n/a	17,795	n/a
Total mortgage-backed securities		1,081,380		1,040,029			1,401,778		1,375,929
U.S. Treasury securities sold short	—	—	—	—	—	(2,100)	(2,070)	98.57	(2,070)	98.57
Reverse repurchase agreements	—	—	—	—	—	2,084	2,084	100.00	2,084	100.00
Total		$1,081,380		$1,040,029			$1,401,792		$1,375,943
(1)Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.
(2)Excludes Agency IOs.
The majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency collateralized mortgage obligations, or "CMOs." As of both December 31, 2020 and 2019, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
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

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of December 31, 2020 and 2019:

(In thousands)	December 31, 2020	December 31, 2019
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$1,720	$48
TBA securities sale contracts	—	74
Fixed payer interest rate swaps	457	3,543
Fixed receiver interest rate swaps	614	81
Futures	—	434
Total financial derivatives–assets, at fair value	2,791	4,180
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	—	(71)
TBA securities sale contracts	(699)	(233)
Fixed payer interest rate swaps	(5,208)	(1,632)
Fixed receiver interest rate swaps	(377)	(15)
Futures	(346)	(96)
Total financial derivatives–liabilities, at fair value	(6,630)	(2,047)
Total	$(3,839)	$2,133
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
As of December 31, 2019, we held short positions in U.S. Treasury securities, with a total principal amount of $2.1 million and a fair value of $2.1 million; we did not hold short positions in U.S. Treasury securities as of December 31, 2020.

The composition and relative mix of our hedging instruments may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of December 31, 2020 and 2019. We had no other borrowings outstanding.

	December 31, 2020			December 31, 2019
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$307,544	0.27%	15	$513,092	2.10%	15
31-60 days	541,104	0.23	44	549,541	1.91	45
61-90 days	92,314	0.26	74	233,639	1.97	74
121-150 days	2,371	0.27	126	—	—	—
151-180 days	53,150	0.32	162	—	—	—
181-360 days	18,762	0.26	257	—	—	—
Total	$1,015,245	0.25%	48	$1,296,272	2.00%	39
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. In response to the significant volatility of the first quarter caused by the COVID-19 pandemic, we strategically reduced the size of our portfolio in order to lower our leverage and enhance our liquidity position, and have continued to maintain a leverage ratio lower than we have historically. As of December 31, 2020 and 2019, our total debt-to-equity ratio was 6.1:1 and 8.1:1, respectively. Collateral transferred with respect to our outstanding repo borrowings, including net cash collateral posted, as of December 31, 2020 and 2019 had an aggregate fair value of $1.1 billion and $1.3 billion, respectively. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets conditions, and the timing of security purchase and sale transactions.
As of December 31, 2020, we had cash and cash equivalents of $58.2 million, along with other unencumbered assets of approximately $47.4 million.
Shareholders' Equity
As of December 31, 2020, our shareholders' equity increased to $166.4 million from $160.8 million as of December 31, 2019. This increase principally consisted of net income of $20.1 million, partially offset by dividends declared of $(13.8) million and common shares repurchased of $(1.0) million. As of December 31, 2020, our book value per share was $13.48, as compared to $12.91 as of December 31, 2019.

Results of Operations for the Years Ended December 31, 2020 and 2019
The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(In thousands except for per share amounts)	2020	2019
Interest Income (Expense)
Interest income	$27,320	$43,846
Interest expense	(9,965)	(35,276)
Net interest income	17,355	8,570
Expenses
Management fees to affiliate	2,357	2,365
Other operating expenses	3,469	2,923
Total expenses	5,826	5,288
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	27,742	51,511
Net realized and change in net unrealized gains (losses) on financial derivatives	(19,159)	(32,537)
Total Other Income (Loss)	8,583	18,974
Net Income (Loss)	$20,112	$22,256
Net Income (Loss) Per Common Share	$1.63	$1.79
Core Earnings
Core Earnings consists of net income (loss), excluding realized and change in net unrealized gains and (losses) on securities and financial derivatives, and excluding, if applicable, any non-recurring items of income or loss. Core Earnings also excludes the effect of the Catch-up Premium Amortization Adjustment on interest income. The Catch-up Premium Amortization Adjustment is a quarterly adjustment to premium amortization triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). The adjustment is calculated as of the beginning of each quarter based on our then-current assumptions about cashflows and prepayments, and can vary significantly from period to period. Core Earnings includes net realized and change in net unrealized gains (losses) associated with periodic settlements on interest rate swaps.
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

The following table reconciles, for the years ended December 31, 2020 and 2019, Core Earnings to the line on the Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable GAAP measure:

	Year Ended December 31,
(In thousands except for share amounts)	2020	2019
Net Income (Loss)	$20,112	$22,256
Adjustments:
Net realized (gains) losses on securities	(12,117)	(2,280)
Change in net unrealized (gains) losses on securities	(15,625)	(49,231)
Net realized (gains) losses on financial derivatives	13,204	38,975
Change in net unrealized (gains) losses on financial derivatives	5,955	(6,438)
Net realized gains (losses) on periodic settlements of interest rate swaps	(810)	1,262
Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	(134)	850
Deferred offering costs expensed	351	—
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	4,619	5,903
Subtotal	(4,557)	(10,959)
Core Earnings	$15,555	$11,297
Weighted Average Shares Outstanding	12,353,246	12,461,054
Core Earnings Per Share	$1.26	$0.91
Results of Operations for the Years Ended December 31, 2020 and 2019
Net Income (Loss)
Net income (loss) for the year ended December 31, 2020 was $20.1 million, as compared to $22.3 million for the year ended December 31, 2019. The decrease in net income year over year was primarily due to a decrease in total other income partially offset by an increase in net interest income.
Interest Income
Our portfolio as of both December 31, 2020 and 2019 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $26.9 million and $42.4 million in interest income on these securities for the years ended December 31, 2020 and 2019, respectively. The year-over-year decrease in interest income primarily resulted from lower average holdings in our Agency RMBS portfolio and lower overall average asset yields. The Catch-up Premium Amortization Adjustment causes variability in our interest income and portfolio yields. For the years ended December 31, 2020 and 2019, we had a negative Catch-up Premium Amortization Adjustment of approximately $(4.6) million and $(5.9) million, respectively, which decreased interest income. Excluding the Catch-up Premium Amortization Adjustments, the weighted average yield of our overall portfolio was 2.82% and 3.29% for the years ended December 31, 2020 and 2019, respectively.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the years ended December 31, 2020 and 2019:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Year ended December 31, 2020	$25,337	$1,095,537	2.31%	$1,552	$20,837	7.45%	$26,889	$1,116,374	2.41%
Year ended December 31, 2019	$41,487	$1,461,487	2.84%	$892	$7,763	11.49%	$42,379	$1,469,250	2.88%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.

Interest Expense
For the years ended December 31, 2020 and 2019, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the year ended December 31, 2020 was $10.0 million, of which $9.7 million represented interest expense on our repo borrowings and $0.2 million represented interest expense related primarily to our short positions in U.S. Treasury securities. Our total interest expense for the year ended December 31, 2019 was $35.3 million, of which $34.6 million represented interest expense on our repo borrowings and $0.6 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The year-over-year decrease in our total interest expense resulted mainly from lower rates on our repo borrowings stemming from the decrease in short-term interest rates, as well as lower average outstanding borrowings.
The following table shows information related to our average cost of funds(1) for the years ended December 31, 2020 and 2019:

	Repurchase Agreements			Interest Rate Swaps(2)		Short U.S. Treasury Securities(2)		Total(2)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Average Cost of Funds	Interest expense	Average Cost of Funds	Interest and net periodic expense paid or payable	Average Cost of Funds
(In thousands)
Year ended December 31, 2020	$1,071,352	$9,706	0.91%	$899	0.08%	$218	0.02%	$10,823	1.01%
Year ended December 31, 2019	$1,376,089	$34,640	2.52%	$(2,103)	(0.15)%	$621	0.04%	$33,158	2.41%
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
For the years ended December 31, 2020 and 2019, average one-month LIBOR was 0.52% and 2.22%, respectively. For the years ended December 31, 2020 and 2019, average six-month LIBOR was 0.69% and 2.32%, respectively. For the year ended December 31, 2020, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 2.82%, while our total average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.01%, resulting in a net interest margin of 1.81%. By comparison, for the year ended December 31, 2019, the weighted average yield of our Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 3.29%, while our average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 2.41%, resulting in a net interest margin of 0.88%.
Management Fees
For each of the years ended December 31, 2020 and 2019, our management fee expense was approximately $2.4 million. Management fees are calculated based on our shareholders' equity at the end of each quarter.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. For the years ended December 31, 2020 and 2019, our other operating expenses were approximately $3.5 million and $2.9 million, respectively. The increase in other operating expenses for the year ended December 31, 2020 was primarily due to an increase in professional fees resulting from deferred offering costs that were expensed during the year as well as an increase in compensation expense.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the year ended December 31, 2020, Other income (loss) was $8.6 million, consisting primarily of net realized and change in net unrealized gains of $27.0 million on our Agency RMBS and $3.2 million on our non-Agency RMBS, which were partially offset by net realized and change in net unrealized losses of $(2.7) million on our short U.S. Treasury securities and $(19.2) million on our financial derivatives. The gains on our Agency RMBS holdings were mainly driven by appreciation of our fixed rate specified pools in response to declining interest rates. For the year ended December 31, 2020, as measured by sales and excluding paydowns, we turned over approximately 64% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized gains of $11.8 million on our Agency RMBS portfolio. For the year ended December 31, 2020, we had net realized and change in net unrealized losses on our financial derivatives of $(19.2) million, which consisted of net realized and change in net unrealized losses of $(16.9) million on our interest rate swaps and $(6.6) million on our futures, which were partially offset by net realized and change in net unrealized gains of $4.4 million on our TBAs. The net losses on our financial derivatives were largely incurred during the three-month period ended March 31, 2020, when interest rates declined sharply and were highly volatile during the market stresses caused by the spread of the COVID-19 pandemic.
Other income (loss) for the year ended December 31, 2019 was $19.0 million, consisting of net realized and change in net unrealized gains of $51.5 million on our securities, primarily our Agency RMBS, partially offset by net realized and change in net unrealized losses of $(32.5) million on our financial derivatives. The increase in prices on our Agency RMBS holdings, primarily as a result of the decrease in interest rates during the year ended December 31, 2019, led to significant gains on our securities portfolio. The decrease in interest rates also led to losses on our interest rate hedges, including net realized and unrealized losses of $(21.5) million on our interest rate swaps, $(5.8) million on our futures, and $(5.1) million on our TBAs. For the year ended December 31, 2019, as measured by sales and excluding paydowns, we turned over approximately 52% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized gains of $2.8 million on our Agency RMBS portfolio.
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
As of December 31, 2020 and 2019, we had $1.0 billion and $1.3 billion outstanding under our repurchase agreements, respectively. As of December 31, 2020, our outstanding repurchase agreements were with 15 counterparties.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of December 31, 2020 and 2019, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 5.3% and 4.9%, respectively.

The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
December 31, 2020	$1,015,245	$1,033,128	$1,050,840
September 30, 2020	1,061,640	1,030,402	1,096,065
June 30, 2020	909,821	941,242	920,712
March 31, 2020(1)	1,109,342	1,281,507	1,308,377
December 31, 2019	1,296,272	1,301,270	1,319,839
September 30, 2019	1,337,984	1,369,722	1,374,080
June 30, 2019	1,442,043	1,412,434	1,442,043
March 31, 2019	1,427,147	1,422,333	1,427,147
December 31, 2018	1,481,561	1,456,905	1,481,561
September 30, 2018	1,500,632	1,506,855	1,515,617
June 30, 2018	1,537,216	1,530,734	1,537,216
March 31, 2018	1,589,319	1,588,515	1,590,790
(1)For the quarter ended March 31, 2020 in response to significant volatility and heightened risks in the financial markets as a result of the spread of COVID-19, we significantly reduced our outstanding borrowings to lower leverage and increase our liquidity.
As of December 31, 2020, we had an aggregate amount at risk under our repurchase agreements with 15 counterparties of $53.7 million. As of December 31, 2019, we had an aggregate amount at risk under our repurchase agreements with 15 counterparties of $62.9 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. If the amounts outstanding under repurchase agreements with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk under our repurchase agreements as of December 31, 2020 and 2019 does not include $2.9 million and $0.9 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of December 31, 2020, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with two counterparties of approximately $5.1 million. We also had $3.9 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2019, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with two counterparties of approximately $10.4 million. We also had $9.0 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of December 31, 2020, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with four counterparties of approximately $3.5 million. As of December 31, 2019, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with five counterparties of approximately $1.2 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
Earlier this year, in response to the significant volatility caused by the COVID-19 pandemic, we strategically reduced the size of our portfolio in order to lower our leverage and enhance our liquidity position. As of December 31, 2020, the size of our portfolio and our debt-to-equity ratio remained lower than our historical averages, while our cash and cash equivalents remained higher than our historical averages.
We held cash and cash equivalents of approximately $58.2 million and $35.4 million as of December 31, 2020 and 2019, respectively.
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
Year Ended December 31, 2020

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.28	$3,449	March 4, 2020	March 31, 2020	April 27, 2020
Second Quarter	0.28	3,450	June 10, 2020	June 30, 2020	July 27, 2020
Third Quarter	0.28	3,454	September 10, 2020	September 30, 2020	October 26, 2020
Fourth Quarter	0.28	3,456	December 17, 2020	December 31, 2020	January 25, 2021
Year Ended December 31, 2019

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.34	$4,239	March 4, 2019	March 29, 2019	April 25, 2019
Second Quarter	0.28	3,491	June 11, 2019	June 28, 2019	July 25, 2019
Third Quarter	0.28	3,485	September 11, 2019	September 30, 2019	October 25, 2019
Fourth Quarter	0.28	3,488	December 13, 2019	December 31, 2019	January 27, 2020
For the year ended December 31, 2020, our operating activities provided net cash of $24.4 million and our investing activities provided net cash of $304.1 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) used net cash of $290.8 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $37.6 million. We used $13.8 million to pay dividends and $1.0 million to repurchase common shares. As a result of these activities, there was an increase in our cash holdings of $22.8 million, from $35.4 million as of December 31, 2019 to $58.2 million as of December 31, 2020.
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
On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. During the year ended December 31, 2020, we repurchased 136,142 common shares at an average price per share of $7.24 and a total cost of $1.0 million. Under the current repurchase program adopted on June 13, 2018, we have repurchased 434,171 common shares through March 5, 2021 at an average price per share of $9.45 and an aggregate cost of $4.1 million, and have authorization to repurchase an additional 765,829 common shares.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both December 31, 2020 and 2019, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of December 31, 2020, we had $1.0 billion of outstanding borrowings with 15 counterparties.
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
Interest Rate Risk
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with most of our assets and liabilities. For some securities in our portfolio, the coupon interest rates on, and therefore also the values of, such securities are highly sensitive to interest rate movements, such as inverse floating rate RMBS, which benefit from falling interest rates. Our repurchase agreements generally have maturities of up to 180 days and carry interest rates that are determined by reference to LIBOR or similar short-term benchmark rates for those same periods. Whenever one of our fixed-rate repo borrowings matures, it will generally be replaced with a new fixed-rate repo borrowing based on market interest rates prevailing at such time. Subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we opportunistically hedge our interest rate risk by entering into interest rate swaps, TBAs, U.S. Treasury securities, Eurodollar and U.S. Treasury futures, and other instruments. In general, such hedging instruments are used to mitigate the interest rate risk arising from the mismatch between the duration of our financed Agency RMBS and the duration of the liabilities used to finance such assets.
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of December 31, 2020, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, excluding TBAs	$7,729	4.64%	$15,203	9.14%	$(7,985)	(4.80)%	$(16,225)	(9.75)%
TBAs	(682)	(0.41)%	(4,339)	(2.61)%	(2,291)	(1.38)%	(7,556)	(4.54)%
Non-Agency RMBS	399	0.24%	900	0.54%	(297)	(0.18)%	(492)	(0.29)%
U.S. Treasury Securities, Interest Rate Swaps, and Futures	(9,395)	(5.64)%	(19,137)	(11.50)%	9,045	5.44%	17,738	10.66%
Corporate Securities and Derivatives on Corporate Securities	(1)	—%	(3)	—%	—	—%	—	—%
Repurchase and Reverse Repurchase Agreements	(333)	(0.20)%	(336)	(0.20)%	659	0.40%	1,319	0.79%
Total	$(2,283)	(1.37)%	$(7,712)	(4.63)%	$(869)	(0.52)%	$(5,216)	(3.13)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our December 31, 2020 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Business—Special Note Regarding Forward-Looking Statements."

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
Default Risk
Default risk is the risk that borrowers will fail to make principal and interest payments on their mortgage loans. Subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we may selectively attempt to mitigate our default risk by, among other things, opportunistically entering into credit default swaps and total return swaps. These instruments can reference various RMBS indices, corporate bond indices, or corporate entities, such as publicly traded REITs. We also rely on third-party mortgage servicers to mitigate our default risk, but such third-party mortgage servicers may have little or no economic incentive to mitigate loan default rates.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Ellington Residential Mortgage REIT
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Ellington Residential Mortgage REIT and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of shareholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Certain Level 3 Investments in Mortgage-backed Securities that are Determined Based on Management’s Internal Valuation Techniques
As described in Notes 2 and 4 to the consolidated financial statements, the Company held $21.5 million of total level 3 investments in mortgage-backed securities, at fair value as of December 31, 2020. The Company has chosen to make a fair value election for its securities portfolio. Management generally uses third-party valuations when available, if third-party valuations are not available, management uses other valuation techniques, such as the discounted cash flow methodology. Management’s estimate of fair value may be based on several assumptions, including but not limited to management’s estimates of yield, projected collateral prepayments, projected collateral losses and projected collateral recoveries, as applicable. Fair value measurements are impacted by the interrelationships of these assumptions.
The principal considerations for our determination that performing procedures relating to the valuation of certain level 3 investments in mortgage-backed securities that are determined based on management’s internal valuation techniques is a critical audit matter are (i) the significant judgment by management in determining the fair value of these investments, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the valuation of these level 3 investments and the interrelated assumptions related to yield, projected collateral prepayments, projected collateral losses, and projected collateral recoveries, as applicable; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of certain level 3 investments in mortgage-backed securities, including controls over management’s comparison of internally developed fair values to fair values obtained from third-party pricing providers. These procedures also included, among others, developing an independent range of fair value estimates, which included (i) testing the completeness and accuracy of data provided by management; (ii) comparing management’s estimate of fair value to independent sources, where available; and (iii) for a sample of investments, the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of estimates of fair value by independently developing assumptions related to yield, projected collateral prepayments, projected collateral losses, and projected collateral recoveries, as applicable.

/s/PricewaterhouseCoopers LLP
New York, New York
March 16, 2021
We have served as the Company's auditor since 2012.

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET

	December 31, 2020	December 31, 2019
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$58,166	$35,351
Mortgage-backed securities, at fair value(1)	1,081,380	1,401,778
Other investments, at fair value	292	—
Due from brokers	47,798	34,596
Financial derivatives–assets, at fair value	2,791	4,180
Reverse repurchase agreements	—	2,084
Receivable for securities sold	—	5,500
Interest receivable	4,114	5,016
Other assets	270	604
Total Assets	$1,194,811	$1,489,109
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,015,245	$1,296,272
Payable for securities purchased	—	19,433
Due to brokers	1,064	33
Financial derivatives–liabilities, at fair value	6,630	2,047
U.S. Treasury securities sold short, at fair value	—	2,070
Dividend payable	3,456	3,488
Accrued expenses	918	588
Management fee payable to affiliate	626	605
Interest payable	470	3,729
Total Liabilities	1,028,409	1,328,265
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (12,343,542 and 12,455,758 shares issued and outstanding, respectively)	123	124
Additional paid-in-capital	229,614	230,358
Accumulated deficit	(63,335)	(69,638)
Total Shareholders' Equity	166,402	160,844
Total Liabilities and Shareholders' Equity	$1,194,811	$1,489,109
(1)Includes assets pledged as collateral to counterparties. See Note 6 for additional details on the Company's borrowings and related collateral.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended
	December 31, 2020	December 31, 2019
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$27,320	$43,846
Interest expense	(9,965)	(35,276)
Total net interest income	17,355	8,570
EXPENSES
Management fees to affiliate	2,357	2,365
Professional fees	1,242	815
Compensation expense	608	508
Insurance expense	322	295
Other operating expenses	1,297	1,305
Total expenses	5,826	5,288
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	12,117	2,280
Net realized gains (losses) on financial derivatives	(13,204)	(38,975)
Change in net unrealized gains (losses) on securities	15,625	49,231
Change in net unrealized gains (losses) on financial derivatives	(5,955)	6,438
Total other income (loss)	8,583	18,974
NET INCOME (LOSS)	$20,112	$22,256
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$1.63	$1.79
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2018	12,507,213	$125	—	$—	$230,888	$(77,191)	$153,822
Issuance of restricted shares	22,361	—	—	—	—		—
Share based compensation					216		216
Repurchase of common shares	(73,816)	(1)			(746)		(747)
Dividends declared(1)						(14,703)	(14,703)
Net income (loss)						22,256	22,256
BALANCE, December 31, 2019	12,455,758	$124	—	$—	$230,358	$(69,638)	$160,844
Issuance of restricted shares	23,926	—	—	—	—		—
Share based compensation					241		241
Repurchase of common shares	(136,142)	(1)			(985)		(986)
Dividends declared(1)						(13,809)	(13,809)
Net income (loss)						20,112	20,112
BALANCE, December 31, 2020	12,343,542	$123	—	$—	$229,614	$(63,335)	$166,402
(1)For the years ended December 31, 2020 and 2019, dividends totaling $1.12 and $1.18, respectively, per common share outstanding, were declared.
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2020	2019
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$20,112	$22,256
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	(12,117)	(2,280)
Change in net unrealized (gains) losses on securities	(15,625)	(49,231)
Net realized (gains) losses on financial derivatives	13,204	38,975
Change in net unrealized (gains) losses on financial derivatives	5,955	(6,438)
Amortization of premiums and accretion of discounts, net	14,271	14,912
Share based compensation	241	216
(Increase) decrease in assets:
Interest receivable	902	591
Other assets	334	8
Increase (decrease) in liabilities:
Accrued expenses	330	(250)
Interest payable	(3,259)	(1,252)
Management fees payable to affiliate	21	26
Net cash provided by (used in) operating activities	24,369	17,533
Cash flows provided by (used in) investing activities:
Purchases of securities	(944,301)	(1,577,361)
Proceeds from sale of securities	1,002,268	1,619,619
Principal repayments of mortgage-backed securities	264,297	209,961
Proceeds from investments sold short	281,986	596,902
Repurchase of investments sold short	(286,676)	(595,453)
Proceeds from disposition of financial derivatives	24,236	13,147
Purchase of financial derivatives	(37,609)	(52,561)
Payments made on reverse repurchase agreements	(5,659,331)	(7,743,322)
Proceeds from reverse repurchase agreements	5,661,415	7,741,617
Due from brokers, net	(3,239)	9,488
Due to brokers, net	1,013	(182)
Net cash provided by (used in) investing activities	304,059	221,855

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2020	2019
Cash flows provided by (used in) financing activities:
Repurchase of common shares	(986)	(747)
Dividends paid	(13,841)	(15,467)
Borrowings under repurchase agreements	2,181,432	2,038,303
Repayments of repurchase agreements	(2,462,459)	(2,223,592)
Due from brokers, net	(9,761)	(20,193)
Due to brokers, net	2	(926)
Cash provided by (used in) financing activities	(305,613)	(222,622)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,815	16,766
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,351	18,585
CASH AND CASH EQUIVALENTS, END OF PERIOD	$58,166	$35,351
Supplemental disclosure of cash flow information:
Interest paid	$13,225	$36,528
Dividends payable	3,456	3,488
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
Ellington Residential Mortgage Management LLC, or the "Manager," serves as the Manager of the Company pursuant to the terms of the Fifth Amended and Restated Management Agreement, or the "Management Agreement." The Manager is an affiliate of Ellington Management Group, L.L.C., or "EMG," an investment management firm that is an SEC-registered investment adviser with a 26-year history of investing in a broad spectrum of mortgage-backed securities and related derivatives, with an emphasis on the residential mortgage-backed securities, or "RMBS," market. In accordance with the terms of the Management Agreement and the Services Agreement (as described in Note 9), the Manager is responsible for administering the Company's business activities and day-to-day operations, and performs certain services, subject to oversight by the Board of Trustees. See Note 9 for further information on the Management Agreement.
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
COVID-19 Impact
During the first quarter of 2020, there was a worldwide outbreak of a novel coronavirus disease, or "COVID-19." The outbreak was declared a pandemic by the World Health Organization and numerous countries, including the United States, have responded by instituting quarantines or lockdowns, imposing restrictions on travel, restrictions on the ability of individuals to assemble in groups, and restrictions on the ability of certain businesses to operate, all of which have resulted in significant disruptions in the U.S. and global economies. In mid-March 2020, adverse economic conditions related to the COVID-19 pandemic began to impact the Company's financial position and results of operations. The COVID-19 pandemic has contributed to volatility, dislocations in the financial markets, and illiquidity. As a result, the Company received margin calls under its repurchase agreements that were higher than typical historical levels. The Company satisfied all of these margin calls. Actions during the second half of March 2020 by the U.S. Federal Reserve helped stabilize the market for Agency RMBS. In light of the heightened levels of market volatility and systemic liquidity risk experienced during the first quarter of 2020, the Company proactively reduced the size of its Agency RMBS portfolio, thereby bolstering its liquidity and lowering its leverage. Actions by the Federal Reserve continued to stabilize the market for Agency RMBS during the second quarter, and margin calls under the Company's financing arrangements reverted to more typical levels. The Company's management team has implemented business continuity plans, and the Company, the Manager, and EMG continue to be fully operational in a largely work-from-home environment.

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
The Company's valuation process, including the application of validation criteria, is directed by the Manager's Valuation Committee ("Valuation Committee") and overseen by the Company's audit committee. The Valuation Committee includes senior level executives from various departments within the Manager, and each quarter the Valuation Committee reviews and approves the valuations of the Company's investments. The valuation process also includes a monthly review by the Company's third party administrator. The goal of this review is to replicate various aspects of the Company's valuation process based on the Company's documented procedures.
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
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at December 31, 2020 and 2019, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or government-sponsored enterprise, or "GSE." The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.
By RMBS Type
December 31, 2020:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Agency RMBS:
15-year fixed-rate mortgages	$77,578	$2,566	$80,144	$3,063	$(48)	$83,159	3.35%	2.24%	3.33
20-year fixed-rate mortgages	42,559	1,688	44,247	516	—	44,763	2.35%	1.34%	4.46
30-year fixed-rate mortgages	763,563	35,797	799,360	35,865	(344)	834,881	3.87%	2.47%	4.18
Adjustable rate mortgages	19,459	522	19,981	481	(20)	20,442	3.32%	2.34%	3.18
Reverse mortgages	61,653	3,841	65,494	1,990	(10)	67,474	3.86%	2.40%	4.49
Interest only securities	n/a	n/a	15,434	489	(2,874)	13,049	3.25%	3.74%	3.37
Total Agency RMBS	964,812	44,414	1,024,660	42,404	(3,296)	1,063,768	3.68%	2.42%	4.02
Non-Agency RMBS	23,140	(7,771)	15,369	2,245	(2)	17,612	1.32%	7.41%	6.53
Total RMBS	$987,952	$36,643	$1,040,029	$44,649	$(3,298)	$1,081,380	3.63%	2.49%	4.07
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
By Estimated Weighted Average Life
As of December 31, 2020:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$165,830	$162,346	3.80%	$3,345	$4,341	4.72%	$1,848	$1,757	2.08%
Greater than three years and less than seven years	860,498	824,259	3.74%	9,612	10,995	2.84%	8,728	7,215	1.45%
Greater than seven years and less than eleven years	7,953	7,399	3.86%	92	98	0.23%	7,036	6,397	0.93%
Greater than eleven years	16,438	15,222	3.61%	—	—	—%	—	—	—%
Total	$1,050,719	$1,009,226	3.75%	$13,049	$15,434	3.25%	$17,612	$15,369	1.32%
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

The following tables reflect the components of interest income on the Company's RMBS for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020			Year Ended December 31, 2019
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$45,505	$(20,168)	$25,337	$61,197	$(19,710)	$41,487
Non-Agency RMBS	548	1,004	1,552	425	467	892
Total	$46,053	$(19,164)	$26,889	$61,622	$(19,243)	$42,379
For the years ended December 31, 2020 and 2019, the Catch-up Premium Amortization Adjustment was $(4.6) million and $(5.9) million, respectively.
At December 31, 2020, the Company had gross unrealized losses on RMBS of $(3.3) million, of which $(2.6) million relates to adverse changes in estimated future cash flows on Agency IOs and non-Agency RMBS, primarily resulting from an increase in expected prepayments. Certain of the Company's securities, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination, and the Company has established an initial estimate for credit losses on such securities for the purpose of calculating interest income; as of December 31, 2020, the estimated credit losses on such securities was $(0.7) million.
For the year ended December 31, 2019, the Company recognized an impairment charge of $4.3 million relating to its Agency IOs, which is included in Net realized gains (losses) on securities, on the Consolidated Statement of Operations. This impairment charge was due to an adverse change in estimated future cash flows resulting from an increase in expected prepayments.

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
December 31, 2020:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$83,159	$—	$83,159
20-year fixed-rate mortgages	—	44,763	—	44,763
30-year fixed-rate mortgages	—	834,881	—	834,881
Adjustable rate mortgages	—	20,442	—	20,442
Reverse mortgages	—	67,474	—	67,474
Interest only securities	—	4,853	8,196	13,049
Non-Agency RMBS	—	4,316	13,296	17,612
Mortgage-backed securities, at fair value	—	1,059,888	21,492	1,081,380
Other investments, at fair value:
Preferred equity securities	292	—	—	292
U.S. Treasury securities	—	—	—	—
Total other investments, at fair value	292	—	—	292
Financial derivatives–assets, at fair value:
TBAs	—	1,720	—	1,720
Interest rate swaps	—	1,071	—	1,071
Total financial derivatives–assets, at fair value	—	2,791	—	2,791
Total mortgage-backed securities, other investments, and financial derivatives–assets, at fair value	$292	$1,062,679	$21,492	$1,084,463
Liabilities:
Financial derivatives–liabilities, at fair value:
TBAs	$—	$(699)	$—	$(699)
Interest rate swaps	—	(5,585)	—	(5,585)
Futures	(346)	—	—	(346)
Total financial derivatives–liabilities, at fair value	$(346)	$(6,284)	$—	$(6,630)

December 31, 2019:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$181,231	$—	$181,231
20-year fixed-rate mortgages	—	1,385	—	1,385
30-year fixed-rate mortgages	—	1,058,878	—	1,058,878
Adjustable rate mortgages	—	33,255	—	33,255
Reverse mortgages	—	99,934	—	99,934
Interest only securities	—	10,605	7,639	18,244
Non-Agency RMBS	—	5,578	3,273	8,851
Mortgage-backed securities, at fair value	—	1,390,866	10,912	1,401,778
Financial derivatives–assets, at fair value:
TBAs	—	122	—	122
Interest rate swaps	—	3,624	—	3,624
Futures	434	—	—	434
Total financial derivatives–assets, at fair value	434	3,746	—	4,180
Total mortgage-backed securities and financial derivatives–assets, at fair value	$434	$1,394,612	$10,912	$1,405,958
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(2,070)	$—	$(2,070)
Financial derivatives–liabilities, at fair value:
TBAs	—	(304)	—	(304)
Interest rate swaps	—	(1,647)	—	(1,647)
Futures	(96)	—	—	(96)
Total financial derivatives–liabilities, at fair value	(96)	(1,951)	—	(2,047)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(96)	$(4,021)	$—	$(4,117)
The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value.
Year Ended December 31, 2020:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2019	$3,273	$7,639
Purchases	17,672	5,976
Proceeds from sales	(11,205)	(3,774)
Principal repayments	(1,103)	—
(Amortization)/accretion, net	569	(2,433)
Net realized gains (losses)	951	293
Change in net unrealized gains (losses)	154	(886)
Transfers:
Transfers into level 3	2,985	3,213
Transfers out of level 3	—	(1,832)
Ending balance as of December 31, 2020	$13,296	$8,196
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at December 31, 2020, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2020. For Level 3 financial instruments held by the Company as of December 31, 2020, change in net unrealized gains (losses) of $0.2 million and $(2.4) million, for the year ended December 31, 2020 relate to non-Agency RMBS and Agency RMBS, respectively.
At December 31, 2020, the Company transferred $1.8 million of RMBS from Level 3 to Level 2 and $6.2 million of RMBS from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of December 31, 2019, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2019. For Level 3 financial instruments held by the Company as of December 31, 2019, change in net unrealized gains (losses) of $(25) thousand and $0.5 million, for the year ended December 31, 2019 relate to non-Agency RMBS and Agency RMBS, respectively.
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

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2020 and 2019:
December 31, 2020:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$12,009	Market quotes	Non-Binding Third-Party Valuation	$42.57	$92.45	$80.76
	1,287	Discounted Cash Flows
	13,296		Yield(2)	2.2%	28.6%	4.5%
			Projected Collateral Prepayments	31.7%	56.2%	41.8%
			Projected Collateral Losses	2.8%	14.3%	8.3%
			Projected Collateral Recoveries	9.4%	21.5%	15.2%
Agency RMBS–Interest Only Securities	8,196	Option Adjusted Spread ("OAS")	LIBOR OAS (3)(4)	0	3,077	543
			Projected Collateral Prepayments	25.8%	100.0%	82.9%
(1)Averages are weighted based on the fair value of the related instrument.
(2)For the range minimum, the range maximum, and the weighted average yield, excludes non-Agency RMBS with a negative yield, with a total fair value of $0.9 million. Including these securities the weighted average yield was 4.1%.
(3)Shown in basis points.
(4)For the range minimum, the range maximum, and the weighted average of LIBOR OAS, excludes Agency interest only securities with a negative LIBOR OAS, with a total fair value of $0.5 million. Including these securities the weighted average was 385 basis points.
December 31, 2019(1):

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(2)
	(In thousands)
Non-Agency RMBS	$1,558	Market quotes	Non-Binding Third-Party Valuation	$64.56	$89.04	$81.56
	1,715	Discounted Cash Flows
	3,273		Yield	1.3%	9.9%	4.4%
			Projected Collateral Prepayments	49.1%	61.8%	57.9%
			Projected Collateral Losses	2.2%	8.8%	5.3%
			Projected Collateral Recoveries	6.6%	14.5%	12.3%
Agency RMBS–Interest Only Securities	2,615	Market quotes	Non-Binding Third-Party Valuation	$6.67	$17.14	$11.96
	5,024	Option Adjusted Spread ("OAS")
	7,639		LIBOR OAS (3)	77	25,553	824
			Projected Collateral Prepayments	41.7%	80.3%	73.4%
(1)Conformed to current period presentation.
(2)Averages are weighted based on the fair value of the related instrument.
(3)Shown in basis points.
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
The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$58,166	$58,166	$35,351	$35,351
Due from brokers	47,798	47,798	34,596	34,596
Reverse repurchase agreements	—	—	2,084	2,084
Liabilities:
Repurchase agreements	1,015,245	1,015,245	1,296,272	1,296,272
Due to brokers	1,064	1,064	33	33
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

The following table details the fair value of the Company's holdings of financial derivatives as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$1,720	$48
TBA securities sale contracts	—	74
Fixed payer interest rate swaps	457	3,543
Fixed receiver interest rate swaps	614	81
Futures	—	434
Total financial derivatives–assets, at fair value	2,791	4,180
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	—	(71)
TBA securities sale contracts	(699)	(233)
Fixed payer interest rate swaps	(5,208)	(1,632)
Fixed receiver interest rate swaps	(377)	(15)
Futures	(346)	(96)
Total financial derivatives–liabilities, at fair value	(6,630)	(2,047)
Total, net	$(3,839)	$2,133
Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of December 31, 2020 and 2019:
December 31, 2020:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$124,347	$(1,883)	0.93%	0.22%	1.78
2023	77,591	(1,711)	0.96	0.23	2.45
2025	25,000	(128)	0.51	0.21	4.87
2027	56,692	305	0.50	0.23	6.54
2040	500	20	0.90	0.09	19.82
2042	10,303	(988)	1.81	0.23	21.93
2049	3,633	(463)	1.89	0.21	28.83
2050	792	97	0.90	0.22	29.54
Total	$298,858	$(4,751)	0.86%	0.22%	4.24

December 31, 2019:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2020	$86,000	$148	1.60%	1.97%	0.32
2021	161,581	(134)	1.79	1.92	1.55
2022	74,370	292	1.54	1.91	2.92
2023	84,373	(1,223)	1.97	1.91	3.61
2024	19,073	246	1.46	2.04	4.76
2025	106,812	1,129	1.56	1.92	5.91
2026	28,502	402	1.57	1.91	6.92
2027	35,550	547	1.61	1.92	7.91
2029	170	2	1.72	1.90	9.89
2042	10,303	501	1.81	1.91	22.93
2048	630	(157)	3.18	1.92	28.93
2049	3,633	158	1.89	1.94	29.84
Total	$610,997	$1,911	1.69%	1.93%	3.87
The following tables provide information about the Company's fixed receiver interest rate swaps as of December 31, 2020 and 2019.
December 31, 2020:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$13,200	$614	0.21%	1.87%	2.31
2025	5,000	(1)	0.09	0.06	4.81
2030	25,880	(356)	0.23	0.73	9.60
2040	500	(20)	0.09	0.84	19.82
Total	$44,580	$237	0.21%	0.99%	7.02
December 31, 2019:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2023	$13,200	$81	1.94%	1.87%	3.32
2029	9,902	(15)	1.92	1.87	9.98
Total	$23,102	$66	1.93%	1.87%	6.17

Futures
The following tables provide information about the Company's futures as of December 31, 2020 and 2019.
December 31, 2020:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Long Contracts:
U.S. Treasury Futures	$3,300	$(28)	2.70
Short Contracts:
U.S. Treasury Futures	(147,800)	(318)	2.85
Total, net	$(144,500)	$(346)	2.85
December 31, 2019:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Long Contracts:
U.S. Treasury Futures	$4,100	$(96)	2.84
Short Contracts:
U.S. Treasury Futures	(37,500)	434	2.72
Total, net	$(33,400)	$338	2.71
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
As of December 31, 2020 and 2019, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	December 31, 2020				December 31, 2019
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$317,890	$330,719	$332,439	$1,720	$26,877	$27,087	$27,135	$48
Liabilities	—	—	—	—	43,570	45,629	45,558	(71)
	317,890	330,719	332,439	1,720	70,447	72,716	72,693	(23)
Sale contracts:
Assets	—	—	—	—	(82,520)	(85,124)	(85,050)	74
Liabilities	(459,613)	(488,066)	(488,765)	(699)	(164,435)	(170,779)	(171,012)	(233)
	(459,613)	(488,066)	(488,765)	(699)	(246,955)	(255,903)	(256,062)	(159)
Total TBA securities, net	$(141,723)	$(157,347)	$(156,326)	$1,021	$(176,508)	$(183,187)	$(183,369)	$(182)
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
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the years ended December 31, 2020 and 2019:

Derivative Type	Year Ended December 31, 2020	Year Ended December 31, 2019
	(In thousands)
Interest rate swaps	$402,407	$651,793
TBAs	642,362	474,555
Futures	104,454	114,277
Options	—	1,492
Gains and losses on the Company's financial derivatives for the years ended December 31, 2020 and 2019 are summarized in the tables below:

	Year Ended December 31, 2020
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(810)	$(9,600)	$(10,410)	$(134)	$(6,340)	$(6,474)
TBAs		3,164	3,164		1,203	1,203
Futures		(5,958)	(5,958)		(684)	(684)
Total	$(810)	$(12,394)	$(13,204)	$(134)	$(5,821)	$(5,955)

	Year Ended December 31, 2019
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$1,262	$(19,508)	$(18,246)	$850	$(4,141)	$(3,291)
TBAs		(6,624)	(6,624)		1,561	1,561
Futures		(14,005)	(14,005)		8,168	8,168
Options		(100)	(100)		—	—
Total	$1,262	$(40,237)	$(38,975)	$850	$5,588	$6,438
From time to time, the Company uses short positions in U.S. Treasury positions as a component of its interest rate hedging portfolio. As of December 31, 2019, the Company held short positions in U.S. Treasury securities, with a principal amount of $2.1 million and a fair value of $2.1 million; the Company did not hold short positions in U.S. Treasury securities as of December 31, 2020. Such securities are included on the Company's Consolidated Balance Sheet under the caption U.S. Treasury securities sold short, at fair value.

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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of both December 31, 2020 and 2019, the Company had outstanding borrowings under repurchase agreements with 15 counterparties.
The following table details the Company's outstanding borrowings under repurchase agreements as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)			(In thousands)
30 days or less	$307,544	0.27%	15	$513,092	2.10%	15
31-60 days	541,104	0.23	44	549,541	1.91	45
61-90 days	92,314	0.26	74	233,639	1.97	74
121-150 days	2,371	0.27	126	—	—	—
151-180 days	53,150	0.32	162	—	—	—
181-360 days	18,762	0.26	257	—	—	—
Total	$1,015,245	0.25%	48	$1,296,272	2.00%	39
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of December 31, 2020 and 2019, the fair value of RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.0 billion and $1.3 billion, respectively. Collateral transferred under outstanding borrowings as of December 31, 2019 includes RMBS in the amount of $3.0 million that were sold prior to year end but for which such sale had not yet settled. In addition as of December 31, 2020 and 2019, the Company was posting to repurchase agreement counterparties net cash collateral of $34.7 million and $24.9 million, respectively, as a result of margin calls with various repurchase agreement counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. There was no counterparty for which the amount at risk was greater than 10% of shareholders' equity as of December 31, 2020 or 2019.

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
The following tables present information about certain assets and liabilities representing financial instruments as of December 31, 2020 and 2019. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
December 31, 2020:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$2,791	$(1,774)	$—	$(230)	$787
Liabilities:
Financial derivatives–liabilities	(6,630)	1,774	—	4,530	(326)
Repurchase agreements	(1,015,245)	—	980,561	34,684	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase and reverse repurchase agreements and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December 31, 2020 were $1.0 billion. As of December 31, 2020 total cash collateral (received) pledged on financial derivative assets and liabilities excludes $3.7 million and $3.9 million respectively of net excess cash collateral.
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

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of December 31, 2020 and 2019, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(In thousands except for share amounts)	2020	2019
Numerator:
Net income (loss)	$20,112	$22,256
Denominator:
Basic and diluted weighted average shares outstanding	12,353,246	12,461,054
Basic and diluted earnings per share	$1.63	$1.79
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
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For each of the years ended December 31, 2020 and 2019, the total management fee incurred was $2.4 million.
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
For the years ended December 31, 2020 and 2019, the Company reimbursed the Manager $2.0 million and $2.1 million, respectively, for previously incurred operating and compensation expenses. As of December 31, 2020 and 2019, the outstanding payable to the Manager for operating and compensation expenses was $0.3 million and $0.2 million, respectively, and is included in Accrued expenses on the Consolidated Balance Sheet.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of December 31, 2020 and 2019, there were 12,343,542 and 12,455,758 common shares outstanding, respectively. No preferred shares have been issued.
Detailed below is a roll forward of the Company's common shares outstanding for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31, 2020	December 31, 2019
Common Shares Outstanding (12/31/2019 and 12/31/2018, respectively)	12,455,758	12,507,213
Share Activity:
Restricted shares issued	23,926	22,361
Shares repurchased	(136,142)	(73,816)
Common Shares Outstanding (12/31/2020 and 12/31/2019, respectively)	12,343,542	12,455,758
Unvested restricted shares outstanding (12/31/2020 and 12/31/2019, respectively)	27,594	25,476
The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at December 31, 2020:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	15,020	September 10, 2020	September 9, 2021
Partially dedicated employees:
	3,668	December 13, 2019	December 13, 2021
	4,454	December 17, 2020	December 17, 2021
	4,452	December 17, 2020	December 17, 2022
(1)Date at which such restricted shares will vest and become non-forfeitable.
As of December 31, 2020, there were 274,798 shares available for future issuance under the Company's 2013 Equity Incentive Plan.

On June 13, 2018, the Company's Board of Trustees approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. During the year ended December 31, 2020, the Company repurchased 136,142 of its common shares at an aggregate cost of $1.0 million, and an average price per share of $7.24. From inception of the current share repurchase program adopted on June 13, 2018 through December 31, 2020, the Company repurchased 434,171 of its common shares at an aggregate cost of $4.1 million, and an average price per share of $9.45.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of December 31, 2020 and 2019 and management is not aware of any significant contingencies at December 31, 2020.

12. Condensed Quarterly Financial Data (Unaudited)
Detailed below is unaudited quarterly information for the years ended December 31, 2020 and 2019.

(In thousands except for per share amounts)	Three-Month Period Ended March 31, 2020	Three-Month Period Ended June 30, 2020	Three-Month Period Ended September 30, 2020	Three-Month Period Ended December 31, 2020
INTEREST INCOME (EXPENSE)
Interest income	$9,881	$3,489	$7,776	$6,174
Interest expense	(6,100)	(2,330)	(819)	(716)
Total net interest income	3,781	1,159	6,957	5,458
EXPENSES
Management fees to affiliate	526	594	611	626
Professional fees	208	598	237	199
Compensation expense	151	142	140	175
Insurance expense	76	82	82	82
Other operating expenses	327	316	336	318
Total expenses	1,288	1,732	1,406	1,400
OTHER INCOME (LOSS)
Net realized gains (losses) on securities and financial derivatives	(5,406)	(3,277)	4,339	3,257
Change in net unrealized gains (losses) on securities and financial derivatives	(13,832)	25,195	(1,772)	79
Total other income (loss)	(19,238)	21,918	2,567	3,336
NET INCOME (LOSS)	$(16,745)	$21,345	$8,118	$7,394
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$(1.35)	$1.73	$0.66	$0.60
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$0.28	$0.28	$0.28	$0.28

(In thousands except for per share amounts)	Three-Month Period Ended March 31, 2019	Three-Month Period Ended June 30, 2019	Three-Month Period Ended September 30, 2019	Three-Month Period Ended December 31, 2019
INTEREST INCOME (EXPENSE)
Interest income	$12,613	$12,139	$10,485	$8,609
Interest expense	(9,555)	(9,662)	(8,820)	(7,239)
Total net interest income	3,058	2,477	1,665	1,370
EXPENSES
Management fees to affiliate	595	582	582	606
Professional fees	229	207	216	163
Compensation expense	151	112	132	113
Insurance expense	74	74	74	73
Other operating expenses	319	325	341	320
Total expenses	1,368	1,300	1,345	1,275
OTHER INCOME (LOSS)
Net realized gains (losses) on securities and financial derivatives	(13,765)	(7,353)	(298)	(15,279)
Change in net unrealized gains (losses) on securities and financial derivatives	21,003	6,069	3,707	24,890
Total other income (loss)	7,238	(1,284)	3,409	9,611
NET INCOME (LOSS)	$8,928	$(107)	$3,729	$9,706
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.72	$(0.01)	$0.30	$0.78
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$0.34	$0.28	$0.28	$0.28
13. Subsequent Events
On March 3, 2021, the Company's Board of Trustees approved a dividend for the first quarter of 2021 in the amount of $0.28 per share payable on April 26, 2021 to shareholders of record as of March 31, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Item 9B. Other Information
ADDITIONAL MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS
The following is a summary of certain additional material U.S. federal income tax considerations that you, as a shareholder, may consider relevant. This summary supplements and, to the extent inconsistent, supersedes the discussion under “Material U.S. Federal Income Tax Considerations” in the prospectus, effective as of December 30, 2020 (the “Prospectus”), as part of a registration statement on Form S-3 (No. 333-251141) filed with the SEC on December 4, 2020.
We have made an election under Section 475(f) of the Code to mark our securities to market effective as of January 1, 2021. There are limited authorities under Section 475(f) of the Code as to what constitutes a trader for U.S. federal income tax purposes. Under other sections of the Code, the status of a trader in securities depends on all of the facts and circumstances, including the nature of the income derived from the taxpayer’s activities, the frequency, extent and regularity of the taxpayer’s securities transactions, and the taxpayer’s investment intent. There can be no assurance that we will continue to qualify as a trader in securities eligible to make the mark-to-market election. We have not received, nor are we seeking, an opinion from counsel or a ruling from the IRS regarding our qualification as a trader. If our qualification for, or our application of, the mark-to-market election were successfully challenged by the IRS, in whole or in part, it could, depending on the circumstances, result in retroactive (or prospective) changes in the amount or timing of gross income we recognize. As a result of our election under Section 475(f) of the Code, we will be required each year to mark-to-market certain securities that we hold, and thereby recognize gain or loss as if we had sold those securities for their fair market value. As part of the transition to a mark-to-market election, we will take into account under Section 481(a) of the Code unrealized gains and losses existing at December 31, 2021 with respect to such securities. The mark-to-market election also requires us to recognize any accrued market discount on our debt securities held at the end of each year. Because we will be required to recognize gain or loss each year, we may have income without any corresponding cash (unless we actually sell the security). While there is limited analogous authority, we intend to treat any of our mark-to-market gains as qualifying income for purposes of the 75% gross income test to the extent that the gain is recognized with respect to a qualifying real estate asset, based on an opinion of Hunton Andrews Kurth LLP substantially to the effect that any such gains recognized with respect to assets that would produce qualifying income for purposes of the 75% and/or 95% gross income test, as applicable, if they were actually sold should be treated as qualifying income to the same extent for purposes of the 75% and/or 95% gross income test, as applicable. The opinion of Hunton Andrews Kurth LLP is based on various assumptions related to our election under Section 475(f) of the Code and is conditioned on fact-based representations and covenants. No assurance can be given that the IRS would not assert that any mark-to-market gains were not qualifying income. Furthermore, the law is unclear as to the treatment of mark-to-market gains and losses under the various REIT tax rules, including, among others, the prohibited transaction and qualified liability hedging rules. There are limited and, in some cases, no authorities on the interaction of a REIT engaged in the trade or business of trading in securities, the election under Section 475(f) of the Code, the qualified liability hedging rules and the REIT tax rules. If the IRS were to successfully treat our mark-to-market gains as subject to the prohibited transaction tax or to successfully challenge the treatment or timing of recognition of our mark-to-market gains or losses with respect to our qualified liability hedges, our distribution requirement could increase, or we could owe a material penalty tax. See "—Failure to Qualify" in the Prospectus.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2021 annual shareholders' meeting.
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
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2021 annual shareholders' meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2021 annual shareholders' meeting.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2021 annual shareholders' meeting.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2021 annual shareholders' meeting.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:
1.Financial Statements.
See Index to consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K.
2.Schedules to Financial Statements:
All financial statement schedules not included have been omitted because they are either inapplicable or the information required is provided in our Financial Statements and Notes thereto, included in Part II, Item 8, of this Annual Report on Form 10-K.
3.Exhibits

Exhibit	Description
3.1
Articles of Amendment and Restatement of Ellington Residential Mortgage REIT filed on May 3, 2013 (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

3.2	Amended and Restated Bylaws of Ellington Residential Mortgage REIT (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

4.1	Specimen Common Share Certificate of Ellington Residential Mortgage REIT (incorporated by reference to the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

4.2	Description of Securities (incorporated by reference to the Company's annual report on Form 10-K filed on March 12, 2020).

10.1+
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

10.9+
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

Exhibit	Description
Continued
21.1	List of Subsidiaries

23.1	Consent of the Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
+    Management or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	March 16, 2021	By:	/s/ LAURENCE PENN
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

Signature	Title	Date

/s/ LAURENCE PENN	Chief Executive Officer, President and Trustee (Principal Executive Officer)	March 16, 2021
LAURENCE PENN

/s/ CHRISTOPHER SMERNOFF	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2021
CHRISTOPHER SMERNOFF

/s/ MICHAEL W. VRANOS	Trustee	March 16, 2021
MICHAEL W. VRANOS

/s/ ROBERT B. ALLARDICE, III	Chairman of the Board	March 16, 2021
ROBERT B. ALLARDICE, III

/s/ RONALD I. SIMON PH.D	Trustee	March 16, 2021
RONALD I. SIMON PH.D

Trustee
THOMAS F. ROBARDS

/s/ C.C. MELVIN IKE	Trustee	March 16, 2021
C.C. MELVIN IKE

/s/ DAVID MILLER	Trustee	March 16, 2021
DAVID MILLER