Form 10-Q
period 2021-03-31
Ellington Residential Mortgage REIT
filed 2021-05-10
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of the Registrant's common shares outstanding as of May 7, 2021: 12,343,542

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2021	December 31, 2020
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$52,500	$58,166
Mortgage-backed securities, at fair value(1)	1,204,629	1,081,380
Other investments, at fair value	289	292
Due from brokers	57,375	47,798
Financial derivatives–assets, at fair value	11,415	2,791
Reverse repurchase agreements	98,904	—
Receivable for securities sold	2,192	—
Interest receivable	4,132	4,114
Other assets	651	270
Total Assets	$1,432,087	$1,194,811
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,106,724	$1,015,245
Payable for securities purchased	146,181	—
Due to brokers	3,456	1,064
Financial derivatives–liabilities, at fair value	7,093	6,630
Dividend payable	3,456	3,456
Accrued expenses	811	918
Management fee payable to affiliate	614	626
Interest payable	613	470
Total Liabilities	1,268,948	1,028,409
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (12,343,542 and 12,343,542 shares issued and outstanding, respectively)	123	123
Additional paid-in-capital	229,680	229,614
Accumulated deficit	(66,664)	(63,335)
Total Shareholders' Equity	163,139	166,402
Total Liabilities and Shareholders' Equity	$1,432,087	$1,194,811
(1)Includes assets pledged as collateral to counterparties. See Note 6 for additional details on the Company's borrowings and related collateral.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2021	March 31, 2020
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$6,535	$9,881
Interest expense	(781)	(6,100)
Total net interest income	5,754	3,781
EXPENSES
Management fees to affiliate	614	526
Professional fees	271	208
Compensation expense	177	151
Insurance expense	86	76
Other operating expenses	317	327
Total expenses	1,465	1,288
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	3,081	1,093
Net realized gains (losses) on financial derivatives	(5,150)	(6,499)
Change in net unrealized gains (losses) on securities	(10,308)	6,768
Change in net unrealized gains (losses) on financial derivatives	8,215	(20,600)
Total other income (loss)	(4,162)	(19,238)
NET INCOME (LOSS)	$127	$(16,745)
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.01	$(1.35)
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2020	12,343,542	$123	—	$—	$229,614	$(63,335)	$166,402
Share based compensation					66		66
Dividends declared(1)						(3,456)	(3,456)
Net income (loss)						127	127
BALANCE, March 31, 2021	12,343,542	$123	—	$—	$229,680	$(66,664)	$163,139

BALANCE, December 31, 2019	12,455,758	$124	—	$—	$230,358	$(69,638)	$160,844
Share based compensation					59		59
Repurchase of common shares	(136,142)	(1)			(985)		(986)
Dividends declared(1)						(3,449)	(3,449)
Net income (loss)						(16,745)	(16,745)
BALANCE, March 31, 2020	12,319,616	$123	—	$—	$229,432	$(89,832)	$139,723
(1)For each of the three-month periods ended March 31, 2021 and 2020, dividends totaling $0.28 per common share outstanding, were declared.
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2021	March 31, 2020
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$127	$(16,745)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	(3,081)	(1,093)
Change in net unrealized (gains) losses on securities	10,308	(6,768)
Net realized (gains) losses on financial derivatives	5,150	6,499
Change in net unrealized (gains) losses on financial derivatives	(8,215)	20,600
Amortization of premiums and accretion of discounts, net	2,620	3,501
Share based compensation	66	59
(Increase) decrease in assets:
Interest receivable	(18)	797
Other assets	(311)	(263)
Increase (decrease) in liabilities:
Accrued expenses	(107)	102
Interest payable	143	(1,050)
Management fees payable to affiliate	(12)	(79)
Net cash provided by (used in) operating activities	6,670	5,560
Cash flows provided by (used in) investing activities:
Purchases of securities	(199,731)	(232,331)
Proceeds from sale of securities	29,975	398,335
Principal repayments of mortgage-backed securities	79,110	66,571
Proceeds from investments sold short	190,110	133,603
Repurchase of investments sold short	(88,569)	(136,361)
Proceeds from disposition of financial derivatives	5,113	7,278
Purchase of financial derivatives	(8,253)	(14,064)
Payments made on reverse repurchase agreements	(2,667,643)	(2,481,482)
Proceeds from reverse repurchase agreements	2,568,739	2,481,348
Due from brokers, net	4,640	(17,463)
Due to brokers, net	347	276
Net cash provided by (used in) investing activities	(86,162)	205,710

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2021	March 31, 2020
Cash flows provided by (used in) financing activities:
Offering costs paid	(70)	—
Repurchase of common shares	—	(986)
Dividends paid	(3,456)	(3,488)
Borrowings under repurchase agreements	433,559	598,921
Repayments of repurchase agreements	(342,080)	(785,851)
Due from brokers, net	(14,127)	4,075
Due to brokers, net	—	379
Cash provided by (used in) financing activities	73,826	(186,950)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,666)	24,320
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,166	35,351
CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,500	$59,671
Supplemental disclosure of cash flow information:
Interest paid	$639	$7,152
Dividends payable	3,456	3,449
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP," and Regulation S-X. Entities in which the Company has a controlling financial interest, through ownership of the majority of the entities' voting equity interests, or through other contractual rights that give the Company control, are consolidated by the Company. All inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material (particularly in light of the significant volatility, lack of pricing transparency, and market dislocations that have been caused by the novel coronavirus disease, or "COVID-19," pandemic, and associated responses to the pandemic). In management's opinion, all material adjustments considered necessary for a fair statement of the Company's interim consolidated financial statements have been included and are only of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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
The Company applies the principles of ASU 2016-13, Financial Instruments—Credit Losses ("ASU 2016-13") and evaluates the cost basis of its securities on at least a quarterly basis under ASC 326-30, Financial Instruments—Credit Losses: Available-for-Sale Debt Securities ("ASC 326-30"). When the fair value of a security is less than its amortized cost basis as of the balance sheet date, the security's cost basis is considered impaired. The Company must evaluate the decline in the fair value of the impaired security and determine whether such decline resulted from a credit loss or non-credit related factors. In its assessment of whether a credit loss exists, the Company compares the present value of estimated future cash flows of the impaired security with the amortized cost basis of such security. The estimated future cash flows reflect those that a "market participant" would use and typically include assumptions related to fluctuations in interest rates, prepayment speeds, default rates, collateral performance, and the timing and amount of projected credit losses, as well as incorporating observations of current market developments and events. Cash flows are discounted at an interest rate equal to the current yield used to accrete interest income. If the present value of estimated future cash flows is less than the amortized cost basis of the security, an expected credit loss exists and is included in Unrealized gains (losses) on securities and loans, net, on the Consolidated Statement of Operations. If it is determined as of the financial reporting date that all or a portion of a security's cost basis is not collectible, then the Company will recognize a realized loss to the extent of the adjustment to the security's cost basis. This adjustment to the amortized cost basis of the security is reflected in Net realized gains (losses) on securities, on the Consolidated Statement of Operations.
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
(R) Recent Accounting Pronouncements: In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), which provides optional guidance for a limited period meant to ease the potential burden in accounting for, or recognizing the effects of, reform to LIBOR and certain other reference rates. The standard is effective for all entities beginning on March 12, 2020 and may be elected over time. However, ASU 2020-04 is only applicable to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, and that were entered into or evaluated prior to January 1, 2023. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2021-01"), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications apply to derivatives that are affected by the reform to LIBOR. The amendments in this update are effective immediately for all entities. ASU 2021-01 provides increased clarity as the Company continues to evaluate the transition of reference rates and it is currently evaluating the impact that the adoption of ASU 2020-04 would have on the condensed consolidated financial statements.
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at March 31, 2021 and December 31, 2020, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or government-sponsored enterprise, or "GSE." The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.

By RMBS Type
March 31, 2021:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Agency RMBS:
15-year fixed-rate mortgages	$113,924	$4,567	$118,491	$2,872	$(589)	$120,774	3.01%	1.83%	4.07
20-year fixed-rate mortgages	40,845	1,596	42,441	74	(534)	41,981	2.34%	1.34%	5.94
30-year fixed-rate mortgages	868,413	38,644	907,057	29,222	(3,278)	933,001	3.57%	2.36%	5.85
Adjustable rate mortgages	17,509	489	17,998	452	(8)	18,442	3.17%	2.44%	4.53
Reverse mortgages	58,960	3,556	62,516	1,691	(43)	64,164	3.79%	2.37%	4.42
Interest only securities	n/a	n/a	16,508	1,182	(1,793)	15,897	3.44%	3.77%	4.05
Total Agency RMBS	1,099,651	48,852	1,165,011	35,493	(6,245)	1,194,259	3.47%	2.29%	5.39
Non-Agency RMBS	12,835	(4,263)	8,572	1,798	—	10,370	1.97%	9.00%	7.97
Total RMBS	$1,112,486	$44,589	$1,173,583	$37,291	$(6,245)	$1,204,629	3.46%	2.34%	5.42
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

By Estimated Weighted Average Life
As of March 31, 2021:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$42,882	$41,832	4.06%	$1,762	$2,089	4.74%	$1,214	$1,117	4.96%
Greater than three years and less than seven years	975,271	945,761	3.64%	13,471	13,879	3.34%	349	181	2.74%
Greater than seven years and less than eleven years	160,209	160,910	2.39%	664	540	1.40%	8,807	7,274	1.41%
Total	$1,178,362	$1,148,503	3.48%	$15,897	$16,508	3.44%	$10,370	$8,572	1.97%
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
The following tables reflect the components of interest income on the Company's RMBS for the three-month periods ended March 31, 2021 and 2020:

	Three-Month Period Ended March 31, 2021			Three-Month Period Ended March 31, 2020
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$10,118	$(3,828)	$6,290	$14,179	$(4,843)	$9,336
Non-Agency RMBS	73	157	230	89	107	196
Total	$10,191	$(3,671)	$6,520	$14,268	$(4,736)	$9,532
For the three-month periods ended March 31, 2021 and 2020, the Catch-up Premium Amortization Adjustment was $0.1 million and $(0.7) million, respectively.
At March 31, 2021, the Company had gross unrealized losses on RMBS of $(6.2) million, of which $(1.3) million relates to adverse changes in estimated future cash flows on Agency IOs and non-Agency RMBS, primarily resulting from an increase in expected prepayments. At December 31, 2020, the Company had gross unrealized losses on RMBS of $(3.3) million, of which $(2.6) million relates to adverse changes in estimated future cash flows on Agency IOs and non-Agency RMBS, primarily resulting from an increase in expected prepayments. As of December 31, 2020, certain of the Company's securities, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination, and the Company has established an initial estimate for credit losses on such securities for the purpose of calculating interest income. As of December 31, 2020, the estimated credit losses on such securities was $(0.7) million.

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
March 31, 2021:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$120,774	$—	$120,774
20-year fixed-rate mortgages	—	41,981	—	41,981
30-year fixed-rate mortgages	—	933,001	—	933,001
Adjustable rate mortgages	—	18,442	—	18,442
Reverse mortgages	—	64,164	—	64,164
Interest only securities	—	8,702	7,195	15,897
Non-Agency RMBS	—	370	10,000	10,370
Mortgage-backed securities, at fair value	—	1,187,434	17,195	1,204,629
Other investments, at fair value:
Preferred equity securities	289	—	—	289
Total other investments, at fair value	289	—	—	289
Financial derivatives–assets, at fair value:
TBAs	—	1,165	—	1,165
Interest rate swaps	—	6,504	—	6,504
Futures	3,746	—	—	3,746
Total financial derivatives–assets, at fair value	3,746	7,669	—	11,415
Total mortgage-backed securities, other investments, and financial derivatives–assets, at fair value	$4,035	$1,195,103	$17,195	$1,216,333
Liabilities:
Financial derivatives–liabilities, at fair value:
TBAs	$—	$(5,341)	$—	$(5,341)
Interest rate swaps	—	(1,553)	—	(1,553)
Futures	(199)	—	—	(199)
Total financial derivatives–liabilities, at fair value	$(199)	$(6,894)	$—	$(7,093)

December 31, 2020:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$83,159	$—	$83,159
20-year fixed-rate mortgages	—	44,763	—	44,763
30-year fixed-rate mortgages	—	834,881	—	834,881
Adjustable rate mortgages	—	20,442	—	20,442
Reverse mortgages	—	67,474	—	67,474
Interest only securities	—	4,853	8,196	13,049
Non-Agency RMBS	—	4,316	13,296	17,612
Mortgage-backed securities, at fair value	—	1,059,888	21,492	1,081,380
Other investments, at fair value:
Preferred equity securities	292	—	—	292
Total other investments, at fair value	292	—	—	292
Financial derivatives–assets, at fair value:
TBAs	—	1,720	—	1,720
Interest rate swaps	—	1,071	—	1,071
Total financial derivatives–assets, at fair value	—	2,791	—	2,791
Total mortgage-backed securities and financial derivatives–assets, at fair value	$292	$1,062,679	$21,492	$1,084,463
Liabilities:
Financial derivatives–liabilities, at fair value:
TBAs	$—	$(699)	$—	$(699)
Interest rate swaps	—	(5,585)	—	(5,585)
Futures	(346)	—	—	(346)
Total financial derivatives–liabilities, at fair value	$(346)	$(6,284)	$—	$(6,630)
The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value.
Three-Month Period Ended March 31, 2021:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2020	$13,296	$8,196
Purchases	—	1,905
Proceeds from sales	(2,914)	—
Principal repayments	(452)	—
(Amortization)/accretion, net	147	(781)
Net realized gains (losses)	170	(13)
Change in net unrealized gains (losses)	(247)	1,606
Transfers:
Transfers into level 3	—	280
Transfers out of level 3	—	(3,998)
Ending balance as of March 31, 2021	$10,000	$7,195
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at March 31, 2021, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended March 31, 2021. For Level 3 financial instruments held by the Company as of March 31, 2021, change in net unrealized gains (losses) of $(0.1) million and $1.1 million, for the three-month period ended March 31, 2021 relate to non-Agency RMBS and Agency RMBS, respectively.
At March 31, 2021, the Company transferred $4.0 million of RMBS from Level 3 to Level 2 and $0.3 million of RMBS from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of March 31, 2020, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended March 31, 2020. For Level 3 financial instruments held by the Company as of March 31, 2020, change in net unrealized gains (losses) of $(0.3) million and $(1.2) million, for the three-month period ended March 31, 2020 relate to non-Agency RMBS and Agency RMBS, respectively.
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

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of March 31, 2021 and December 31, 2020:
March 31, 2021:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$7,655	Market quotes	Non-Binding Third-Party Valuation	$62.19	$96.50	$83.52
	2,345	Discounted Cash Flows
	10,000		Yield(2)	3.4%	25.1%	4.7%
			Projected Collateral Prepayments	25.6%	52.3%	35.8%
			Projected Collateral Losses	2.9%	14.4%	8.7%
			Projected Collateral Recoveries	10.2%	16.3%	14.4%
Agency RMBS–Interest Only Securities	2,629	Market quotes	Non-Binding Third-Party Valuation	$12.50	$17.72	$15.21
	4,566	Option Adjusted Spread ("OAS")	LIBOR OAS (3)(4)	88	1,272	549
	7,195		Projected Collateral Prepayments	22.7%	83.6%	73.5%
(1)Averages are weighted based on the fair value of the related instrument.
(2)For the range minimum, the range maximum, and the weighted average yield, excludes non-Agency RMBS with a negative yield, with a total fair value of $0.6 million. Including these securities the weighted average yield was 4.3%.
(3)Shown in basis points.
(4)For the range minimum, the range maximum, and the weighted average of LIBOR OAS, excludes Agency interest only securities with a negative LIBOR OAS, with a total fair value of $0.3 million. Including these securities the weighted average was 487 basis points.
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
(2)For the range minimum, the range maximum, and the weighted average yield, excludes non-Agency RMBS with a negative yield, with a total fair value of $0.9 million. Including these securities the weighted average yield was 4.1%
(3)Shown in basis points.
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
The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$52,500	$52,500	$58,166	$58,166
Due from brokers	57,375	57,375	47,798	47,798
Reverse repurchase agreements	98,904	98,904	—	—
Liabilities:
Repurchase agreements	1,106,724	1,106,724	1,015,245	1,015,245
Due to brokers	3,456	3,456	1,064	1,064
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

The following table details the fair value of the Company's holdings of financial derivatives as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$26	$1,720
TBA securities sale contracts	1,139	—
Fixed payer interest rate swaps	5,835	457
Fixed receiver interest rate swaps	669	614
Futures	3,746	—
Total financial derivatives–assets, at fair value	11,415	2,791
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(5,297)	—
TBA securities sale contracts	(44)	(699)
Fixed payer interest rate swaps	(1,463)	(5,208)
Fixed receiver interest rate swaps	(90)	(377)
Futures	(199)	(346)
Total financial derivatives–liabilities, at fair value	(7,093)	(6,630)
Total, net	$4,322	$(3,839)
Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of March 31, 2021 and December 31, 2020:
March 31, 2021:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$5,000	$5	0.05%	0.09%	1.56
2023	133,573	(1,381)	0.64	0.19	2.07
2024	32,300	141	0.31	0.18	2.89
2025	49,417	680	0.50	0.19	4.25
2027	56,692	2,747	0.50	0.19	6.29
2028	23,000	204	1.28	0.20	6.96
2031	42,831	864	1.53	0.14	9.94
2040	500	85	0.90	0.09	19.57
2042	10,303	583	1.81	0.19	21.68
2049	3,633	213	1.89	0.22	28.59
2050	792	231	0.90	0.22	29.30
Total	$358,041	$4,372	0.76%	0.19%	5.28

December 31, 2020:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$124,347	$(1,883)	0.93%	0.22%	1.78
2023	77,591	(1,711)	0.96	0.23	2.45
2025	25,000	(128)	0.51	0.21	4.87
2027	56,692	305	0.50	0.23	6.54
2040	500	20	0.90	0.09	19.82
2042	10,303	(988)	1.81	0.23	21.93
2049	3,633	(463)	1.89	0.21	28.83
2050	792	97	0.90	0.22	29.54
Total	$298,858	$(4,751)	0.86%	0.22%	4.24
The following tables provide information about the Company's fixed receiver interest rate swaps as of March 31, 2021 and December 31, 2020.
March 31, 2021:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	5,000	(2)	0.09	0.06	1.56
2023	$13,200	$669	0.22%	1.87%	2.07
2031	3,250	(3)	—	1.76	10.02
2040	500	(85)	0.09	0.84	19.57
Total	$21,950	$579	0.15%	1.42%	3.53
December 31, 2020:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$5,000	$(1)	0.09%	0.06%	1.80
2023	13,200	614	0.21	1.87	2.31
2030	25,880	(356)	0.23	0.73	9.60
2040	500	(20)	0.09	0.84	19.82
Total	$44,580	$237	0.21%	0.99%	6.68
Futures
The following tables provide information about the Company's futures as of March 31, 2021 and December 31, 2020.
March 31, 2021:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Long Contracts:
U.S. Treasury Futures	$3,300	$(199)	2.73
Short Contracts:
U.S. Treasury Futures	(254,000)	3,746	2.85
Total, net	$(250,700)	$3,547	2.85

December 31, 2020:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Long Contracts:
U.S. Treasury Futures	$3,300	$(28)	2.70
Short Contracts:
U.S. Treasury Futures	(147,800)	(318)	2.85
Total, net	$(144,500)	$(346)	2.85
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
As of March 31, 2021 and December 31, 2020, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	March 31, 2021				December 31, 2020
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$8,400	$9,058	$9,084	$26	$317,890	$330,719	$332,439	$1,720
Liabilities	290,950	298,439	293,142	(5,297)	—	—	—	—
	299,350	307,497	302,226	(5,271)	317,890	330,719	332,439	1,720
Sale contracts:
Assets	(420,543)	(447,834)	(446,695)	1,139	—	—	—	—
Liabilities	(38,743)	(41,881)	(41,925)	(44)	(459,613)	(488,066)	(488,765)	(699)
	(459,286)	(489,715)	(488,620)	1,095	(459,613)	(488,066)	(488,765)	(699)
Total TBA securities, net	$(159,936)	$(182,218)	$(186,394)	$(4,176)	$(141,723)	$(157,347)	$(156,326)	$1,021
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
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the three-month period ended March 31, 2021 and year ended December 31, 2020:

Derivative Type	Three-Month Period Ended March 31, 2021	Year Ended December 31, 2020
	(In thousands)
Interest rate swaps	$377,829	$402,407
TBAs	797,926	642,362
Futures	177,650	104,454

Gains and losses on the Company's financial derivatives for the three-month periods ended March 31, 2021 and 2020 are summarized in the tables below:

	Three-Month Period Ended March 31, 2021
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(386)	$(3,116)	$(3,502)	$(51)	$9,570	$9,519
TBAs		(3,531)	(3,531)		(5,197)	(5,197)
Futures		1,883	1,883		3,893	3,893
Total	$(386)	$(4,764)	$(5,150)	$(51)	$8,266	$8,215

	Three-Month Period Ended March 31, 2020
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$1,333	$(4,584)	$(3,251)	$(1,149)	$(13,127)	$(14,276)
TBAs		(800)	(800)		(2,618)	(2,618)
Futures		(2,448)	(2,448)		(3,706)	(3,706)
Total	$1,333	$(7,832)	$(6,499)	$(1,149)	$(19,451)	$(20,600)
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

At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of March 31, 2021 and December 31, 2020, the Company had outstanding borrowings under repurchase agreements with 16 and 15 counterparties, respectively.
The following table details the Company's outstanding borrowings under repurchase agreements as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)			(In thousands)
30 days or less	$283,521	0.22%	15	$307,544	0.27%	15
31-60 days	265,983	0.19	43	541,104	0.23	44
61-90 days	85,016	0.30	74	92,314	0.26	74
91-120 days	4,160	1.06	97	—	—	—
121-150 days	141,155	0.20	134	2,371	0.27	126
151-180 days	57,991	0.20	168	53,150	0.32	162
181-360 days	268,898	0.21	328	18,762	0.26	257
Total	$1,106,724	0.22%	126	$1,015,245	0.25%	48
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of March 31, 2021 and December 31, 2020, the fair value of RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.1 billion and $1.0 billion, respectively. In addition as of March 31, 2021 and December 31, 2020, the Company was posting to repurchase agreement counterparties net cash collateral of $48.8 million and $34.7 million, respectively, as a result of margin calls with various repurchase agreement counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. There was no counterparty for which the amount at risk was greater than 10% of shareholders' equity as of March 31, 2021 or December 31, 2020.
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

The following tables present information about certain assets and liabilities representing financial instruments as of March 31, 2021 and December 31, 2020. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
March 31, 2021:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$11,415	$(2,398)	$—	$(1,360)	$7,657
Reverse repurchase agreements	98,904	(98,904)	—	—	—
Liabilities:
Financial derivatives–liabilities	(7,093)	2,398	—	1,058	(3,637)
Repurchase agreements	(1,106,724)	98,904	959,010	48,810	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase and reverse repurchase agreements and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of March 31, 2021 were $1.1 billion. As of March 31, 2021 total cash collateral (received) pledged on financial derivative assets and liabilities excludes $4.6 million and $2.6 million respectively of net excess cash collateral.
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
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December 31, 2020 were $1.0 billion. As of December 31, 2020 total cash collateral on financial derivative assets and liabilities excludes $3.7 million and $3.9 million, respectively of net excess cash collateral.
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

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of March 31, 2021 and December 31, 2020, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three-month periods ended March 31, 2021 and 2020:

	Three-Month Period Ended
(In thousands except for share amounts)	March 31, 2021	March 31, 2020
Numerator:
Net income (loss)	$127	$(16,745)
Denominator:
Basic and diluted weighted average shares outstanding	12,343,542	12,434,755
Basic and diluted earnings per share	$0.01	$(1.35)
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
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For the three-month periods ended March 31, 2021 and 2020, the total management fee incurred was $0.6 million and $0.5 million, respectively.
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
For the three-month periods ended March 31, 2021 and 2020, the Company reimbursed the Manager $1.0 million and $0.7 million, respectively, for previously incurred operating and compensation expenses. As of March 31, 2021 and December 31, 2020, the outstanding payable to the Manager for operating and compensation expenses was $0.1 million and $0.3 million, respectively, and is included in Accrued expenses on the Consolidated Balance Sheet.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of both March 31, 2021 and December 31, 2020, there were 12,343,542 common shares outstanding. No preferred shares have been issued.
Detailed below is a roll forward of the Company's common shares outstanding for the three-month periods ended March 31, 2021 and 2020:

	Three-Month Period Ended
	March 31, 2021	March 31, 2020
Common Shares Outstanding (12/31/2020 and 12/31/2019, respectively)	12,343,542	12,455,758
Share Activity:
Shares repurchased	—	(136,142)
Common Shares Outstanding (3/31/2021 and 3/31/2020, respectively)	12,343,542	12,319,616
Unvested restricted shares outstanding (3/31/2021 and 3/31/2020, respectively)	27,594	25,476
The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at March 31, 2021:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	15,020	September 10, 2020	September 9, 2021
Partially dedicated employees:
	3,668	December 13, 2019	December 13, 2021
	4,454	December 17, 2020	December 17, 2021
	4,452	December 17, 2020	December 17, 2022
(1)Date at which such restricted shares will vest and become non-forfeitable.
As of March 31, 2021, there were 274,798 shares available for future issuance under the Company's 2013 Equity Incentive Plan.
On June 13, 2018, the Company's Board of Trustees approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. During the three-month period ended March 31, 2020, the Company repurchased 136,142 of its common shares at an aggregate cost of $1.0 million, and an average price per share of $7.24; the Company did not repurchase any shares during the three-month period ended March 31, 2021. From inception of the current share repurchase program adopted on June 13, 2018 through March 31, 2021, the Company repurchased 434,171 of its common shares at an aggregate cost of $4.1 million, and an average price per share of $9.45.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of March 31, 2021 and December 31, 2020 and management is not aware of any significant contingencies at March 31, 2021.

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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account all information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; our use of and dependence on leverage; future changes with respect to the Federal National Mortgage Association, or "Fannie Mae," and Federal Home Loan Mortgage Corporation, or "Freddie Mac," and related events, including the lack of certainty as to the future roles of these entities and the U.S. Government in the mortgage market and changes to legislation and regulations affecting these entities; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities we own and intend to acquire; changes in rates of default and/or recovery rates on our non-Agency assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; and risks associated with investing in real estate assets, including changes in business conditions and the general economy, such as those resulting from the economic effects related to the COVID-19 pandemic, and associated responses to the pandemic. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
We were formed through an initial strategic venture among affiliates of Ellington Management Group, L.L.C., an investment management firm and registered investment adviser with a 26-year history of investing in a broad spectrum of residential and commercial mortgage-backed securities, or "MBS," and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." As of March 31, 2021, the Blackstone Funds owned approximately 26.8% of our outstanding common shares. We are externally managed and advised by our

Manager, an affiliate of Ellington.
We use leverage in our Agency RMBS strategy and, while we have not done so meaningfully to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of March 31, 2021, we had outstanding borrowings under repurchase agreements in the amount of $1.1 billion with 16 counterparties.
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
As of March 31, 2021, our book value per share was $13.22, as compared to $13.48 as of December 31, 2020.
Trends and Recent Market Developments
Market Overview
•The U.S. Federal Reserve, or the "Federal Reserve," continued its accommodative monetary policy in the first quarter. At its January and March meetings, the Federal Reserve maintained its target range of 0.00%–0.25% for the federal funds rate, noting in March that “indicators of economic activity and employment have turned up recently, although the sectors most adversely affected by the pandemic remain weak.” Additionally, at both meetings, the Federal Reserve continued to direct the Open Market Desk to increase its holdings of Treasury securities by $80 billion per month, and of Agency RMBS by $40 billion per month, "until substantial further progress has been made toward the Committee’s maximum employment and price stability goals." Also during the quarter, the U.S. Congress and the administration passed the American Rescue Plan Act of 2021, which provided for an additional $1.9 trillion of COVID-related stimulus and economic aid.
•In the first quarter, long-term interest rates rose significantly and the U.S. Treasury yield curve continued to steepen, with the 10-year U.S. Treasury yield increasing 83 basis points to finish the quarter at 1.74%, and the 2-year U.S. Treasury yield up just 4 basis points to 0.16%. The yield spread between the 2-year and 10-year U.S. Treasury increased to 158 basis points, which was its widest level since 2015, up from 79 basis points at year end. Interest rate volatility also increased during the quarter, with the MOVE index reaching a 10-month high in February.
•After declining to all-time lows over the course of 2020, mortgage rates reversed course during the first quarter of 2021 as long-term interest rates rose. The Freddie Mac survey 30-year mortgage rate rose steadily throughout the quarter, increasing to 3.18% as of April 1st, as compared to 2.67% at year end. Although still elevated on an historical basis, refinancing applications declined during the quarter, with the Mortgage Bankers Association's Refinance Index decreasing 21.7% between January 1st and April 2nd of 2021. Still, overall Fannie Mae 30-year MBS prepayments remained well above pre-pandemic levels, declining slightly from a CPR of 35.1 in December 2020 to 30.8 in January 2021, before increasing to 31.8 in February 2021 and 35.4 in March 2021.
•LIBOR rates, which drive many of our financing costs, remained very low in the first quarter. One-month LIBOR decreased 3 basis points to end the quarter at 0.11%, and three-month LIBOR fell 4 basis points to 0.19%.
•Real GDP grew for the third-consecutive quarter, increasing at an estimated annualized rate of 6.4% in the first quarter of 2021, following the sharp decline in the first half of 2020 related to the onset of the COVID-19 pandemic. Meanwhile, the unemployment rate declined to 6.0% as of March 31, 2021, from 6.7% at year end.
•Forbearance rates on residential mortgages continued to decline in the first quarter. According to the Mortgage Bankers Association, the total forbearance rate decreased to 5.0% at March 28, 2021 from 5.5% at January 3, 2021.
•For the first quarter, the Bloomberg Barclays U.S. MBS Index generated a negative return of (1.10%), driven by rising interest rates, but a positive excess return (on a duration adjusted basis) of 0.15% relative to the Bloomberg Barclays U.S. Treasury Index. The Bloomberg Barclays U.S. Corporate Bond Index generated a negative return of (4.65%), but a positive excess return of 0.95%, while the Bloomberg Barclays U.S. Corporate High Yield Bond Index generated a gain of 0.85%, and an excess return of 2.60%.
•The strong performance of U.S. equities continued into the first quarter of 2021, driven by an improving economic picture, expectations of additional stimulus, and accelerating vaccine distribution. The S&P 500 hit new record highs in each month of the quarter, rising 5.8% overall, while the Dow Jones Industrial Average ("DJIA") increased 7.8% and the NASDAQ rose 2.8% quarter over quarter. The VIX volatility index spiked briefly at the end of January, and again at the end of February and early March, before declining into quarter end. Meanwhile, London's FTSE 100 index increased 3.9% and the MSCI World global equity index rose 4.5% quarter over quarter.
Portfolio Overview and Outlook
As of March 31, 2021, our mortgage-backed securities portfolio consisted of $1.096 billion of fixed-rate Agency "specified pools," $18.4 million of Agency RMBS backed by adjustable rate mortgages, or "Agency ARMs," $64.2 million of Agency reverse mortgage pools, $15.9 million of Agency interest-only securities, or "Agency IOs," and $10.4 million of non-Agency RMBS. Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and mortgages with various other characteristics.
Our Agency RMBS portfolio increased by 12% to $1.178 billion as of March 31, 2021, as compared to $1.051 billion as of December 31, 2020. Over the same period, our non-Agency RMBS holdings decreased by 41% to $10.4 million, from $17.6 million, as we continued to opportunistically monetize gains in this sector in response to tightening yield spreads. We expect to continue to vary our allocation to non-Agency RMBS as market opportunities change over time.
Driven primarily by increased borrowings related to the larger overall RMBS portfolio, our debt-to-equity ratio, adjusted for unsettled purchases and sales, increased to 7.0:1 as of March 31, 2021 from 6.1:1 as of December 31, 2020. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions. As of March 31, 2021, substantially all of our borrowings were secured by specified pools.
As of March 31, 2021, we had cash and cash equivalents of $52.5 million, along with other unencumbered assets of approximately $48.2 million. This compares to cash and cash equivalents of $58.2 million and unencumbered assets of $47.4 million held by us at December 31, 2020.
During the quarter, long-term interest rates increased, actual and implied volatility rose, and the yield curve steepened. As a result, Agency RMBS durations extended and yield spreads widened, and most Agency RMBS prices declined sharply, particularly for lower coupon RMBS, which had the greatest declines. The price declines in lower coupon RMBS generated significant losses in our long TBA portfolio, which was concentrated in lower coupons. The increase in long-term interest rates also reduced the demand for prepayment protection, which caused prepayment-protected specified pools to further underperform. Because our long investment portfolio is concentrated in prepayment-protected specified pools, this underperformance was a further drag on our results for the quarter. Meanwhile, the rise in long-term interest rates drove net gains on our interest rate hedges and Agency interest-only securities, which along with net carry from the portfolio, more than offset the net losses on our long Agency RMBS holdings.
The declining pay-ups on our existing specified pool investments, together with our focus on low pay-up specified pools for our additional purchases during the quarter, caused the average pay-ups on our specified pools to decline to 1.61% as of March 31, 2021, as compared to 2.40% as of December 31, 2020. Pay-ups are price premiums for specified pools relative to their TBA counterparts.
With the increase in our overall RMBS portfolio, and despite a larger net short TBA position, our net mortgage assets-to-equity ratio—which we define as the net aggregate market value of our mortgage-backed securities (including the underlying market values of our long and short TBA positions) divided by total shareholders' equity—increased during the quarter, although it remained lower than periods immediately prior to the outbreak of the COVID-19 pandemic. From time to time, in response to market opportunities and other factors, we increase or decrease our net mortgage assets-to-equity ratio by varying the sizes of our net short TBA position and/or our long RMBS portfolio. The following table summarizes our net mortgage assets-to-equity ratio and provides additional details, for the last five quarters, to illustrate this fluctuation.

	Notional Amount of Long TBAs	Notional Amount of Short TBAs	Fair Value of Mortgage-backed Securities	Net Short TBA Underlying Market Value(1)	Net Mortgage Assets-to-Equity Ratio
($ In thousands)
March 31, 2021	$299,350	$(459,286)	$1,204,629	$(186,394)	6.2:1
December 31, 2020	317,890	(459,613)	1,081,380	(156,326)	5.6:1
September 30, 2020	359,430	(551,853)	1,113,620	(208,952)	5.6:1
June 30, 2020	319,280	(529,888)	1,154,047	(229,102)	5.9:1
March 31, 2020	53,800	(303,388)	1,050,521	(266,536)	5.6:1
December 31, 2019	70,447	(246,955)	1,401,778	(183,369)	7.6:1
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
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended March 31, 2021, December 31, 2020, September 30, 2020, June 30, 2020, and March 31, 2020.

	Three-Month Period Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Three-Month Constant Prepayment Rates	23.6%	21.0%	21.4%	18.0%	15.4%

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of March 31, 2021 and December 31, 2020.

		March 31, 2021			December 31, 2020
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	2.00–2.49	$19,648	$20,177	2	$—	$—	—
	2.50–2.99	29,164	30,477	25	16,385	17,236	42
	3.00–3.49	15,948	16,937	48	14,001	14,824	37
	3.50–3.99	28,927	31,238	44	25,113	27,177	50
	4.00–4.49	19,757	21,439	36	21,529	23,347	33
	4.50–4.99	480	506	138	550	575	135
Total 15-year fixed-rate mortgages		113,924	120,774	31	77,578	83,159	42
20-year fixed-rate mortgages:
	2.00–2.49	31,344	31,784	7	32,333	33,633	4
	2.50–2.99	2,976	3,067	8	3,212	3,382	5
	3.00–3.49	2,283	2,410	13	2,496	2,647	10
	4.00–4.49	2,063	2,302	8	2,161	2,492	5
	4.50–4.99	1,132	1,237	30	1,300	1,417	27
	5.00–5.49	1,047	1,181	31	1,057	1,192	28
Total 20-year fixed-rate mortgages		40,845	41,981	9	42,559	44,763	6
30-year fixed-rate mortgages:
	2.00–2.49	83,609	83,597	4	—	—	—
	2.50–2.99	85,771	88,290	6	16,361	17,383	3
	3.00–3.49	96,008	101,136	29	98,654	105,085	28
	3.50–3.99	229,189	246,857	54	245,320	266,547	51
	4.00–4.49	173,759	190,408	59	191,033	209,502	55
	4.50–4.99	140,135	155,247	51	146,843	162,645	49
	5.00–5.49	50,013	56,202	55	54,804	61,719	51
	5.50–5.99	7,427	8,490	52	7,890	8,951	49
	6.00–6.49	2,502	2,774	29	2,658	3,049	27
Total 30-year fixed-rate mortgages		868,413	933,001	42	763,563	834,881	48
Total fixed-rate Agency RMBS		$1,023,182	$1,095,756	43	$883,700	$962,803	45
For the three-month period ended March 31, 2021, we had total net realized and unrealized losses on our Agency RMBS of $(10.0) million, or $(0.81) per share. Our Agency RMBS portfolio turnover was less than 1% for the three-month period ended March 31, 2021.
During the three-month period ended March 31, 2021, we continued to hedge interest rate risk through the use of interest rate swaps, and short positions in TBAs, U.S. Treasury securities, and futures. We had total net realized and unrealized gains of $15.9 million, or $1.29 per share, on our interest rate hedging portfolio, as long-term interest rates increased sharply during the quarter. These gains were partially offset by net realized and unrealized losses of $(10.2) million, or $(0.82) per share, on our long TBAs held for investment, driven primarily by underperformance of lower-coupon TBAs. Similar to the prior two quarters, we ended the first quarter with a small net short overall TBA position on a notional basis while maintaining a small net long overall TBA position as measured by 10-year equivalents. 10-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates. The relative makeup of our interest rate hedging portfolio can change materially from period to period.
After giving effect to dividends during the three-month period ended March 31, 2021 of $0.28 per share, our book value per share decreased to $13.22 as of March 31, 2021, from $13.48 as of December 31, 2020, and we had an economic return of 0.1% for the three-month period ended March 31, 2021. Economic return is computed by adding back dividends declared to ending book value per share, and comparing that amount to book value per share as of the beginning of the quarter.
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. As of March 31, 2021 and December 31, 2020, our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 4.4% and 6.8%, respectively. Excluding TBA positions, our Agency premium as a percentage of fair value was approximately 6.7% and 8.2% as of March 31, 2021 and December 31, 2020, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
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
Financing
For the three-month period ended March 31, 2021, our average repo borrowing cost decreased to 0.23% as compared to 0.26% for the three-month period ended December 31, 2020. The period-over-period decline in average repo borrowing cost was due to a slight decrease in short-term interest rates. As of March 31, 2021, the weighted average borrowing rate on our repurchase agreements declined to 0.22% from 0.25% as of December 31, 2020.
While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as banks, are active in providing repo financing. Most of our outstanding repo financing is still provided by banks and bank affiliates; however, we have also entered into repo agreements with non-bank dealers.
Our debt-to-equity ratio was 6.8:1 as of March 31, 2021, as compared to 6.1:1 as of December 31, 2020. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 7.0:1 as of March 31, 2021, as compared to 6.1:1 as of December 31, 2020. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
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

Financial Condition
Investment portfolio
The following tables summarize our securities portfolio as of March 31, 2021 and December 31, 2020:

	March 31, 2021					December 31, 2020
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed-rate mortgages	$113,924	$120,774	$106.01	$118,491	$104.01	$77,578	$83,159	$107.19	$80,144	$103.31
20-year fixed-rate mortgages	40,845	41,981	102.78	42,441	103.91	42,559	44,763	105.18	44,247	103.97
30-year fixed-rate mortgages	868,413	933,001	107.44	907,057	104.45	763,563	834,881	109.34	799,360	104.69
ARMs	17,509	18,442	105.33	17,998	102.79	19,459	20,442	105.05	19,981	102.68
Reverse mortgages	58,960	64,164	108.83	62,516	106.03	61,653	67,474	109.44	65,494	106.23
Total Agency RMBS	1,099,651	1,178,362	107.16	1,148,503	104.44	964,812	1,050,719	108.90	1,009,226	104.60
Non-Agency RMBS	12,835	10,370	80.79	8,572	66.79	23,140	17,612	76.11	15,369	66.42
Total RMBS(2)	1,112,486	1,188,732	106.85	1,157,075	104.01	987,952	1,068,331	108.14	1,024,595	103.71
Agency IOs	n/a	15,897	n/a	16,508	n/a	n/a	13,049	n/a	15,434	n/a
Total mortgage-backed securities		$1,204,629		$1,173,583			$1,081,380		$1,040,029
(1)Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.
(2)Excludes Agency IOs.
The majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency collateralized mortgage obligations, or "CMOs." As of both March 31, 2021 and December 31, 2020, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
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

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021	December 31, 2020
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$26	$1,720
TBA securities sale contracts	1,139	—
Fixed payer interest rate swaps	5,835	457
Fixed receiver interest rate swaps	669	614
Futures	3,746	—
Total financial derivatives–assets, at fair value	11,415	2,791
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(5,297)	—
TBA securities sale contracts	(44)	(699)
Fixed payer interest rate swaps	(1,463)	(5,208)
Fixed receiver interest rate swaps	(90)	(377)
Futures	(199)	(346)
Total financial derivatives–liabilities, at fair value	(7,093)	(6,630)
Total	$4,322	$(3,839)
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
In the case of TBAs, many of our positions are short TBA positions with negative duration, meaning that should interest rates rise, the value of the short position would be expected to increase. This expected increase in value would then serve to offset corollary expected increases in our current and/or future borrowing costs under our repurchase agreements, and so in this manner our short TBA positions serve as a hedge against potential increases in interest rates. While we use TBAs to hedge interest rate risk, we also hold net long positions in certain TBA securities as a means of acquiring exposure to Agency RMBS.

The composition and relative mix of our hedging instruments may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of March 31, 2021 and December 31, 2020. We had no other borrowings outstanding.

	March 31, 2021			December 31, 2020
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$283,521	0.22%	15	$307,544	0.27%	15
31-60 days	265,983	0.19	43	541,104	0.23	44
61-90 days	85,016	0.30	74	92,314	0.26	74
91-120 days	4,160	1.06	97	—	—	—
121-150 days	141,155	0.20	134	2,371	0.27	126
151-180 days	57,991	0.20	168	53,150	0.32	162
181-360 days	268,898	0.21	328	18,762	0.26	257
Total	$1,106,724	0.22%	126	$1,015,245	0.25%	48
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of March 31, 2021 and December 31, 2020, our total debt-to-equity ratio was 6.8:1 and 6.1:1, respectively. Collateral transferred with respect to our outstanding repo borrowings, including net cash collateral posted, as of March 31, 2021 and December 31, 2020 had an aggregate fair value of $1.2 billion and $1.1 billion, respectively. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 7.0:1 and 6.1:1 as of March 31, 2021 and December 31, 2020, respectively. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets conditions, and the timing of security purchase and sale transactions.
As of March 31, 2021, we had cash and cash equivalents of $52.5 million, along with other unencumbered assets of approximately $48.2 million.
Shareholders' Equity
As of March 31, 2021, our shareholders' equity decreased to $163.1 million from $166.4 million as of December 31, 2020. This decrease principally consisted of dividends declared of $3.5 million, partially offset by net income of $0.1 million. As of March 31, 2021, our book value per share was $13.22, as compared to $13.48 as of December 31, 2020.

Results of Operations for the Three-Month Periods Ended March 31, 2021 and 2020
The following table summarizes our results of operations for the three-month periods ended March 31, 2021 and 2020:

	Three-Month Period Ended
(In thousands except for per share amounts)	March 31, 2021	March 31, 2020
Interest Income (Expense)
Interest income	$6,535	$9,881
Interest expense	(781)	(6,100)
Net interest income	5,754	3,781
Expenses
Management fees to affiliate	614	526
Other operating expenses	851	762
Total expenses	1,465	1,288
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	(7,227)	7,861
Net realized and change in net unrealized gains (losses) on financial derivatives	3,065	(27,099)
Total Other Income (Loss)	(4,162)	(19,238)
Net Income (Loss)	$127	$(16,745)
Net Income (Loss) Per Common Share	$0.01	$(1.35)
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

The following table reconciles, for the three-month periods ended March 31, 2021 and 2020, Core Earnings to the line on the Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable GAAP measure:

	Three-Month Period Ended March 31,
(In thousands except for share amounts)	2021	2020
Net Income (Loss)	$127	$(16,745)
Adjustments:
Net realized (gains) losses on securities	(3,081)	(1,093)
Change in net unrealized (gains) losses on securities	10,308	(6,768)
Net realized (gains) losses on financial derivatives	5,150	6,499
Change in net unrealized (gains) losses on financial derivatives	(8,215)	20,600
Net realized gains (losses) on periodic settlements of interest rate swaps	(386)	1,333
Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	(51)	(1,149)
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	(70)	683
Subtotal	3,655	20,105
Core Earnings	$3,782	$3,360
Weighted Average Shares Outstanding	12,343,542	12,434,755
Core Earnings Per Share	$0.31	$0.27
Results of Operations for the Three-Month Periods Ended March 31, 2021 and 2020
Net Income (Loss)
Net income (loss) for the three-month period ended March 31, 2021 was $0.1 million, as compared to $(16.7) million for the three-month period ended March 31, 2020. The reversal in our results of operations period over period was primarily due to a decrease in total other loss and an increase in net interest income.
Interest Income
Our portfolio as of both March 31, 2021 and 2020 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $6.5 million and $9.5 million in interest income on these securities for the three-month periods ended March 31, 2021 and 2020, respectively. The period-over-period decrease in interest income primarily resulted from lower average holdings in our Agency RMBS portfolio and lower overall average asset yields. The Catch-up Premium Amortization Adjustment causes variability in our interest income and portfolio yields. For the three-month period ended March 31, 2021 we had a positive Catch-up Premium Amortization Adjustment of approximately $0.1 million, which increased interest income. For the three-month period ended March 31, 2020, we had a negative Catch-up Premium Amortization Adjustment of approximately $(0.7) million, which decreased interest income. Excluding the Catch-up Premium Amortization Adjustments, the weighted average yield of our overall portfolio was 2.41% and 3.05% for the three-month periods ended March 31, 2021 and 2020, respectively.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended March 31, 2021 and 2020:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended March 31, 2021	$6,290	$1,059,127	2.38%	$230	$11,208	8.20%	$6,520	$1,070,335	2.44%
Three-month period ended March 31, 2020	$9,336	$1,332,172	2.80%	$197	$6,747	11.67%	$9,533	$1,338,919	2.85%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.

Interest Expense
For the three-month periods ended March 31, 2021 and 2020, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the three-month period ended March 31, 2021 was $0.8 million, which primarily consisted of $0.6 million of interest expense on our repo borrowings, and $0.1 million of interest expense related to our short positions in U.S. Treasury securities. Our total interest expense for the three-month period ended March 31, 2020 was $6.1 million, of which $5.9 million represented interest expense on our repo borrowings, and $0.2 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period decrease in our total interest expense resulted mainly from significantly lower rates on our repo borrowings stemming from the decrease in short-term interest rates, as well as a significant decline in financing spreads as measured against LIBOR, and to a lesser extent lower average outstanding borrowings.
The following table shows information related to our average cost of funds(1) for the three-month periods ended March 31, 2021 and 2020:

	Repurchase Agreements			Interest Rate Swaps(2)		Short U.S. Treasury Securities(2)		Total(2)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Average Cost of Funds	Interest expense	Average Cost of Funds	Interest and net periodic expense paid or payable	Average Cost of Funds
(In thousands)
For the three-month period ended March 31, 2021	$1,040,521	$600	0.23%	$424	0.17%	$132	0.05%	$1,156	0.45%
For the three-month period ended March 31, 2020	$1,281,507	$5,919	1.86%	$(198)	(0.06)%	$162	0.05%	$5,883	1.85%
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
For the three-month periods ended March 31, 2021 and 2020, average one-month LIBOR was 0.12% and 1.41%, respectively. For the three-month periods ended March 31, 2021 and 2020, average six-month LIBOR was 0.22% and 1.49%, respectively. For the three-month period ended March 31, 2021, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 2.41%, while our total average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 0.45%, resulting in a net interest margin of 1.96%. By comparison, for the three-month period ended March 31, 2020, the weighted average yield of our Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 3.05%, while our average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.85%, resulting in a net interest margin of 1.20%.
Management Fees
For the three-month periods ended March 31, 2021 and 2020, our management fee expense was approximately $0.6 million and $0.5 million, respectively. Management fees are calculated based on our shareholders' equity at the end of each quarter. The increase in management fee expense period over period was due to a larger capital base as of March 31, 2021.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. For the three-month periods ended March 31, 2021 and 2020, our other operating expenses were approximately $0.9 million and $0.8 million, respectively. The increase in other operating expenses for the three-month period ended March 31, 2021 was primarily due to an increase in professional fees as well as an increase in compensation expense.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the three-month period ended March 31, 2021, Other income (loss) was $(4.2) million, consisting primarily of net realized and change in net unrealized losses of $(10.0) million on our Agency RMBS, which were partially offset by net realized gains of $2.7 million on our short U.S. Treasury securities and net realized and change in net unrealized gains of $3.1 million on our financial derivatives. The losses on our Agency RMBS holdings were mainly driven by underperformance of our lower-coupon holdings, which decreased in price as interest rates increased and yield spreads widened. For the quarter ended March 31, 2021, the net realized gains of $2.7 million on our short U.S. Treasury securities and net realized and change in net unrealized gains of $3.1 million on our financial derivatives were primarily the result of the significant increase in long-term interest rates. The net realized and change in net unrealized gains on our financial derivatives of $3.1 million consisted of net realized and change in net unrealized gains of $6.0 million on our interest rate swaps and $5.8 million on our U.S. Treasury futures, partially offset by losses on our TBAs of $(8.7) million, which were concentrated in lower-coupon holdings.
Other income (loss) for the three-month period ended March 31, 2020 was $(19.2) million, consisting of net realized and change in net unrealized gains of $11.8 million on our Agency RMBS, which was more than offset by net realized and change in net unrealized losses of $(2.9) million on our short U.S. Treasury securities, $(1.0) million on our non-Agency RMBS, and $(27.1) million on our financial derivatives. The increase in prices on our Agency RMBS holdings, primarily as a result of the decrease in interest rates and the stabilization activities of the Federal Reserve during the period ended March 31, 2020, led to gains on our securities portfolio. The decrease in interest rates, along with the volatility of interest rates, also led to losses on our interest rate hedges, including net realized and unrealized losses of $(17.5) million on our interest rate swaps, $(6.2) million on our futures, and $(3.4) million on our TBAs. For the three-month period ended March 31, 2020, as measured by sales and excluding paydowns, we turned over approximately 31% of our Agency RMBS portfolio and, as a result of these sales, we generated net realized gains of $4.0 million on our Agency RMBS portfolio.
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
As of March 31, 2021 and December 31, 2020, we had $1.1 billion and $1.0 billion outstanding under our repurchase agreements, respectively. As of March 31, 2021, our outstanding repurchase agreements were with 16 counterparties.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of March 31, 2021 and December 31, 2020, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 5.2% and 5.3%, respectively.

The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
March 31, 2021	$1,106,724	$1,040,521	$1,106,724
December 31, 2020	1,015,245	1,033,128	1,050,840
September 30, 2020	1,061,640	1,030,402	1,096,065
June 30, 2020	909,821	941,242	920,712
March 31, 2020(1)	1,109,342	1,281,507	1,308,377
December 31, 2019	1,296,272	1,301,270	1,319,839
September 30, 2019	1,337,984	1,369,722	1,374,080
June 30, 2019	1,442,043	1,412,434	1,442,043
March 31, 2019	1,427,147	1,422,333	1,427,147
December 31, 2018	1,481,561	1,456,905	1,481,561
September 30, 2018	1,500,632	1,506,855	1,515,617
June 30, 2018	1,537,216	1,530,734	1,537,216
(1)For the quarter ended March 31, 2020 in response to significant volatility and heightened risks in the financial markets as a result of the spread of COVID-19, we significantly reduced our outstanding borrowings to lower leverage and increase our liquidity.
As of March 31, 2021, we had an aggregate amount at risk under our repurchase agreements with 16 counterparties of $53.8 million. As of December 31, 2020, we had an aggregate amount at risk under our repurchase agreements with 15 counterparties of $53.7 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. If the amounts outstanding under repurchase agreements with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk under our repurchase agreements as of March 31, 2021 and December 31, 2020 does not include $3.1 million and $2.9 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of March 31, 2021, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with two counterparties of approximately $10.4 million. We also had $7.7 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2020, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with two counterparties of approximately $5.1 million. We also had $3.9 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of March 31, 2021, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with four counterparties of approximately $4.7 million. As of December 31, 2020, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with four counterparties of approximately $3.5 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $52.5 million and $58.2 million as of March 31, 2021 and December 31, 2020, respectively.
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
Three-Month Period Ended March 31, 2021

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.28	$3,456	March 3, 2021	March 31, 2021	April 26, 2021
Three-Month Period Ended March 31, 2020

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
First Quarter	$0.28	$3,449	March 4, 2020	March 31, 2020	April 27, 2020
For the three-month period ended March 31, 2021, our operating activities provided net cash of $6.7 million and our investing activities used net cash of $86.2 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) provided net cash of $77.4 million. Thus our operating and investing activities, when combined with our net repo financing activities, used net cash of $2.1 million. We used $3.5 million to pay dividends and $0.1 million to pay various offering expenses. As a result of these activities, there was a decrease in our cash holdings of $5.7 million, from $58.2 million as of December 31, 2020 to $52.5 million as of March 31, 2021.
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
On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. Under the current repurchase program adopted on June 13, 2018, we have repurchased 434,171 common shares through May 7, 2021 at an average price per share of $9.45 and an aggregate cost of $4.1 million, and have authorization to repurchase an additional 765,829 common shares. We did not purchase any shares during the three-month period ended March 31, 2021.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both March 31, 2021 and December 31, 2020, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of March 31, 2021, we had $1.1 billion of outstanding borrowings with 16 counterparties.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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

In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of March 31, 2021, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, excluding TBAs	$14,494	8.88%	$24,098	14.77%	$(19,383)	(11.89)%	$(43,655)	(26.76)%
TBAs	2,228	1.37%	5,210	3.19%	(1,474)	(0.90)%	(2,195)	(1.34)%
Non-Agency RMBS	216	0.13%	471	0.29%	(178)	(0.11)%	(317)	(0.19)%
U.S. Treasury Securities, Interest Rate Swaps, and Futures	(16,659)	(10.21)%	(33,922)	(20.79)%	16,055	9.84%	31,507	19.31%
Repurchase and Reverse Repurchase Agreements	(798)	(0.49)%	(803)	(0.49)%	1,904	1.17%	3,808	2.33%
Total	$(519)	(0.32)%	$(4,946)	(3.03)%	$(3,076)	(1.89)%	$(10,852)	(6.65)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our March 31, 2021 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Special Note Regarding Forward-Looking Statements."
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6. Exhibits and Financial Statement Schedules

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

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	May 10, 2021	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	May 10, 2021	By:	/s/ CHRISTOPHER SMERNOFF
Christopher Smernoff Chief Financial Officer (Principal Financial and Accounting Officer)