Form 10-Q
period 2021-06-30
Ellington Residential Mortgage REIT
filed 2021-08-11
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of the Registrant's common shares outstanding as of August 6, 2021: 12,918,542

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2021	December 31, 2020
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$58,683	$58,166
Mortgage-backed securities, at fair value(1)	1,210,620	1,081,380
Other investments, at fair value	306	292
Due from brokers	69,000	47,798
Financial derivatives–assets, at fair value	3,750	2,791
Reverse repurchase agreements	33,572	—
Receivable for securities sold	778	—
Interest receivable	3,786	4,114
Other assets	550	270
Total Assets	$1,381,045	$1,194,811
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,135,497	$1,015,245
Payable for securities purchased	51,885	—
Due to brokers	222	1,064
Financial derivatives–liabilities, at fair value	4,318	6,630
U.S. Treasury securities sold short, at fair value	21,017	—
Dividend payable	3,876	3,456
Accrued expenses	1,332	918
Management fee payable to affiliate	609	626
Interest payable	437	470
Total Liabilities	1,219,193	1,028,409
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (12,918,542 and 12,343,542 shares issued and outstanding, respectively)	129	123
Additional paid-in-capital	236,800	229,614
Accumulated deficit	(75,077)	(63,335)
Total Shareholders' Equity	161,852	166,402
Total Liabilities and Shareholders' Equity	$1,381,045	$1,194,811
(1)Includes assets pledged as collateral to counterparties. See Note 6 for additional details on the Company's borrowings and related collateral.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$9,875	$3,489	$16,410	$13,370
Interest expense	(661)	(2,330)	(1,442)	(8,430)
Total net interest income	9,214	1,159	14,968	4,940
EXPENSES
Management fees to affiliate	609	594	1,223	1,119
Professional fees	275	598	545	806
Compensation expense	212	142	389	293
Insurance expense	95	82	181	158
Other operating expenses	342	316	659	643
Total expenses	1,533	1,732	2,997	3,019
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	852	5,175	3,932	6,268
Net realized gains (losses) on financial derivatives	2,222	(8,452)	(2,928)	(14,951)
Change in net unrealized gains (losses) on securities	(11,071)	15,690	(21,379)	22,458
Change in net unrealized gains (losses) on financial derivatives	(4,221)	9,505	3,994	(11,096)
Total other income (loss)	(12,218)	21,918	(16,381)	2,679
NET INCOME (LOSS)	$(4,537)	$21,345	$(4,410)	$4,600
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.36)	$1.73	$(0.36)	$0.37
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2020	12,343,542	$123	—	$—	$229,614	$(63,335)	$166,402
Share based compensation					66		66
Dividends declared(1)						(3,456)	(3,456)
Net income (loss)						127	127
BALANCE, March 31, 2021	12,343,542	123	—	—	229,680	(66,664)	163,139
Common shares issued(2)	575,000	6			7,054		7,060
Share based compensation					66		66
Dividends declared(1)						(3,876)	(3,876)
Net income (loss)						(4,537)	(4,537)
BALANCE, June 30, 2021	12,918,542	$129	—	$—	$236,800	$(75,077)	$161,852

BALANCE, December 31, 2019	12,455,758	$124	—	$—	$230,358	$(69,638)	$160,844
Share based compensation					59		59
Repurchase of common shares	(136,142)	(1)			(985)		(986)
Dividends declared(1)						(3,449)	(3,449)
Net income (loss)						(16,745)	(16,745)
BALANCE, March 31, 2020	12,319,616	123	—	—	229,432	(89,832)	139,723
Share based compensation					59		59
Dividends declared(1)						(3,450)	(3,450)
Net income (loss)						21,345	21,345
BALANCE, June 30, 2020	12,319,616	$123	—	$—	$229,491	$(71,937)	$157,677
(1)For the three-month periods ended June 30, 2021 and 2020, dividends totaling $0.30 and $0.28, respectively, per common share outstanding, were declared. For the six-month periods ended June 30, 2021 and 2020, dividends totaling $0.58 and $0.56, respectively, per common share outstanding, were declared.
(2)Net of underwriters' discounts and commissions and offering costs.
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six-Month Period Ended
	June 30, 2021	June 30, 2020
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$(4,410)	$4,600
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	(3,932)	(6,268)
Change in net unrealized (gains) losses on securities	21,379	(22,458)
Net realized (gains) losses on financial derivatives	2,928	14,951
Change in net unrealized (gains) losses on financial derivatives	(3,994)	11,096
Amortization of premiums and accretion of discounts, net	2,206	9,282
Share based compensation	132	118
(Increase) decrease in assets:
Interest receivable	328	727
Other assets	(179)	65
Increase (decrease) in liabilities:
Accrued expenses	113	249
Interest payable	(33)	(3,237)
Management fees payable to affiliate	(17)	(11)
Net cash provided by (used in) operating activities	14,521	9,114
Cash flows provided by (used in) investing activities:
Purchases of securities	(563,225)	(408,505)
Proceeds from sale of securities	283,668	708,337
Principal repayments of mortgage-backed securities	166,776	120,681
Proceeds from investments sold short	355,633	222,741
Repurchase of investments sold short	(319,635)	(227,522)
Proceeds from disposition of financial derivatives	11,942	10,574
Purchase of financial derivatives	(13,950)	(26,417)
Payments made on reverse repurchase agreements	(4,457,224)	(3,839,520)
Proceeds from reverse repurchase agreements	4,423,652	3,841,604
Due from brokers, net	(3,655)	(11,551)
Due to brokers, net	(985)	1,024
Net cash provided by (used in) investing activities	(117,003)	391,446

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six-Month Period Ended
	June 30, 2021	June 30, 2020
Cash flows provided by (used in) financing activities:
Net proceeds from the issuance of common shares(1)	7,360	—
Offering costs paid	(101)	—
Repurchase of common shares	—	(986)
Dividends paid	(6,912)	(6,937)
Borrowings under repurchase agreements	1,405,275	1,274,931
Repayments of repurchase agreements	(1,285,023)	(1,661,382)
Due from brokers, net	(17,598)	9,234
Due to brokers, net	(2)	164
Cash provided by (used in) financing activities	102,999	(384,976)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	517	15,584
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,166	35,351
CASH AND CASH EQUIVALENTS, END OF PERIOD	$58,683	$50,935
Supplemental disclosure of cash flow information:
Interest paid	$1,475	$11,668
Dividends payable	3,876	3,450
(1)Net of underwriters' discount and commissions.
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
(R) Recent Accounting Pronouncements: In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), which provides optional guidance for a limited period meant to ease the potential burden in accounting for, or recognizing the effects of, reform to LIBOR and certain other reference rates. The standard is effective for all entities beginning on March 12, 2020 and may be elected over time. However, ASU 2020-04 is only applicable to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, and that were entered into or evaluated prior to January 1, 2023. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2021-01"), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications apply to derivatives that are affected by the reform to LIBOR. The amendments in this update were effective immediately for all entities. ASU 2021-01 provides increased clarity as the Company continues to evaluate the transition of reference rates and it is currently evaluating the impact that the adoption of ASU 2020-04 would have on the consolidated financial statements.
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at June 30, 2021 and December 31, 2020, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or government-sponsored enterprise, or "GSE." The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.

By RMBS Type
June 30, 2021:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Agency RMBS:
15-year fixed-rate mortgages	$140,139	$5,665	$145,804	$2,625	$(375)	$148,054	2.83%	1.79%	4.15
20-year fixed-rate mortgages	38,496	1,566	40,062	62	(514)	39,610	2.34%	1.52%	5.57
30-year fixed-rate mortgages	872,706	42,260	914,966	21,221	(2,935)	933,252	3.45%	2.43%	5.83
Adjustable rate mortgages	13,388	639	14,027	71	(56)	14,042	2.92%	2.49%	4.25
Reverse mortgages	49,698	3,258	52,956	1,085	(327)	53,714	3.53%	2.49%	4.16
Interest only securities	n/a	n/a	15,393	178	(2,927)	12,644	3.56%	5.62%	3.84
Total Agency RMBS	1,114,427	53,388	1,183,208	25,242	(7,134)	1,201,316	3.36%	2.37%	5.34
Non-Agency RMBS	11,069	(3,725)	7,344	1,960	—	9,304	1.45%	8.25%	7.87
Total RMBS	$1,125,496	$49,663	$1,190,552	$27,202	$(7,134)	$1,210,620	3.34%	2.40%	5.36
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

By Estimated Weighted Average Life
As of June 30, 2021:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$47,445	$46,456	4.05%	$1,909	$2,678	4.73%	$584	$486	6.00%
Greater than three years and less than seven years	947,430	929,137	3.51%	10,257	12,228	3.34%	311	141	2.70%
Greater than seven years and less than eleven years	193,797	192,222	2.35%	478	487	2.00%	8,409	6,717	0.94%
Total	$1,188,672	$1,167,815	3.33%	$12,644	$15,393	3.56%	$9,304	$7,344	1.45%
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
The following tables reflect the components of interest income on the Company's RMBS for the three-and six-month periods ended June 30, 2021 and 2020:

	Three-Month Period Ended June 30, 2021			Three-Month Period Ended June 30, 2020
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$10,331	$(654)	$9,677	$10,333	$(7,332)	$3,001
Non-Agency RMBS	43	122	165	161	274	435
Total	$10,374	$(532)	$9,842	$10,494	$(7,058)	$3,436

	Six-Month Period Ended June 30, 2021			Six-Month Period Ended June 30, 2020
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$20,449	$(4,482)	$15,967	$24,512	$(12,175)	$12,337
Non-Agency RMBS	115	279	394	250	382	632
Total	$20,564	$(4,203)	$16,361	$24,762	$(11,793)	$12,969
For the three-month periods ended June 30, 2021 and 2020, the Catch-up Premium Amortization Adjustment was $2.6 million and $(3.8) million, respectively. For the six-month periods ended June 30, 2021 and 2020, the Catch-up Premium Amortization Adjustment was $2.7 million and $(4.5) million, respectively.
At June 30, 2021, the Company had gross unrealized losses on RMBS of $(7.1) million, of which $(2.6) million relates to adverse changes in estimated future cash flows on Agency IOs and non-Agency RMBS, primarily resulting from an increase in expected prepayments. At December 31, 2020, the Company had gross unrealized losses on RMBS of $(3.3) million, of which

$(2.6) million relates to adverse changes in estimated future cash flows on Agency IOs and non-Agency RMBS, primarily resulting from an increase in expected prepayments. As of December 31, 2020, certain of the Company's securities, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination, and the Company has established an initial estimate for credit losses on such securities for the purpose of calculating interest income. As of December 31, 2020, the estimated credit losses on such securities was $(0.7) million.
As of June 30, 2021, the Company determined for certain securities that a portion of such securities' cost basis is not collectible; the Company recognized a realized loss of $(0.4) million, which is reflected in Net realized gains (losses) on securities, on the Consolidated Statement of Operations.
4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
June 30, 2021:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$148,054	$—	$148,054
20-year fixed-rate mortgages	—	39,610	—	39,610
30-year fixed-rate mortgages	—	933,252	—	933,252
Adjustable rate mortgages	—	14,042	—	14,042
Reverse mortgages	—	53,714	—	53,714
Interest only securities	—	8,411	4,233	12,644
Non-Agency RMBS	—	353	8,951	9,304
Mortgage-backed securities, at fair value	—	1,197,436	13,184	1,210,620
Other investments, at fair value:
Preferred equity securities	306	—	—	306
Total other investments, at fair value	306	—	—	306
Financial derivatives–assets, at fair value:
TBAs	—	1,696	—	1,696
Interest rate swaps	—	1,496	—	1,496
Futures	558	—	—	558
Total financial derivatives–assets, at fair value	558	3,192	—	3,750
Total mortgage-backed securities, other investments, and financial derivatives–assets, at fair value	$864	$1,200,628	$13,184	$1,214,676
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(21,017)	$—	$(21,017)
Financial derivatives–liabilities, at fair value:
TBAs	—	(74)	—	(74)
Interest rate swaps	—	(3,596)	—	(3,596)
Futures	(648)	—	—	(648)
Total financial derivatives–liabilities, at fair value	(648)	(3,670)	—	(4,318)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(648)	$(24,687)	$—	$(25,335)

December 31, 2020:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$83,159	$—	$83,159
20-year fixed-rate mortgages	—	44,763	—	44,763
30-year fixed-rate mortgages	—	834,881	—	834,881
Adjustable rate mortgages	—	20,442	—	20,442
Reverse mortgages	—	67,474	—	67,474
Interest only securities	—	4,853	8,196	13,049
Non-Agency RMBS	—	4,316	13,296	17,612
Mortgage-backed securities, at fair value	—	1,059,888	21,492	1,081,380
Other investments, at fair value:
Preferred equity securities	292	—	—	292
Total other investments, at fair value	292	—	—	292
Financial derivatives–assets, at fair value:
TBAs	—	1,720	—	1,720
Interest rate swaps	—	1,071	—	1,071
Total financial derivatives–assets, at fair value	—	2,791	—	2,791
Total mortgage-backed securities and financial derivatives–assets, at fair value	$292	$1,062,679	$21,492	$1,084,463
Liabilities:
Financial derivatives–liabilities, at fair value:
TBAs	$—	$(699)	$—	$(699)
Interest rate swaps	—	(5,585)	—	(5,585)
Futures	(346)	—	—	(346)
Total financial derivatives–liabilities, at fair value	$(346)	$(6,284)	$—	$(6,630)
The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value.
Three-Month Period Ended June 30, 2021:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of March 31, 2021	$10,000	$7,195
Purchases	—	434
Proceeds from sales	(1,125)	(118)
Principal repayments	(300)	—
(Amortization)/accretion, net	125	(489)
Net realized gains (losses)	100	(96)
Change in net unrealized gains (losses)	151	(1,234)
Transfers:
Transfers into level 3	—	188
Transfers out of level 3	—	(1,647)
Ending balance as of June 30, 2021	$8,951	$4,233
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at June 30, 2021, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended June 30, 2021. For Level 3 financial instruments held by the Company as of June 30, 2021, change in net unrealized gains (losses) of $0.2 million and $(0.8) million, for the three-month period ended June 30, 2021 relate to non-Agency RMBS and Agency RMBS, respectively.
At June 30, 2021, the Company transferred $1.6 million of RMBS from Level 3 to Level 2 and $0.2 million of RMBS from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
Six-Month Period Ended June 30, 2021:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2020	$13,296	$8,196
Purchases	—	2,338
Proceeds from sales	(4,040)	—
Principal repayments	(751)	—
(Amortization)/accretion, net	273	(1,451)
Net realized gains (losses)	270	(382)
Change in net unrealized gains (losses)	(97)	(105)
Transfers:
Transfers into level 3	—	361
Transfers out of level 3	—	(4,724)
Ending balance as of June 30, 2021	$8,951	$4,233
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at June 30, 2021, as well as Level 3 financial instruments disposed of by the Company during the six-month period ended June 30, 2021. For Level 3 financial instruments held by the Company as of June 30, 2021, change in net unrealized gains (losses) of $0.1 million and $(0.1) million, for the six-month period ended June 30, 2021 relate to non-Agency RMBS and Agency RMBS, respectively.
At June 30, 2021, the Company transferred $4.7 million of RMBS from Level 3 to Level 2 and $0.4 million of RMBS from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of June 30, 2020, as well as Level 3 financial instruments disposed of by the Company during the six-month period ended June 30, 2020. For Level 3 financial instruments held by the Company as of June 30, 2020, change in net unrealized gains (losses) of $(63) thousand and $(0.6) million, for the six-month period ended June 30, 2020 relate to non-Agency RMBS and Agency RMBS, respectively.
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

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of June 30, 2021 and December 31, 2020:
June 30, 2021:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$6,682	Market quotes	Non-Binding Third-Party Valuation	$82.66	$93.50	$87.86
	2,269	Discounted Cash Flows
	8,951		Yield	2.8%	31.7%	4.4%
			Projected Collateral Prepayments	28.0%	53.6%	33.4%
			Projected Collateral Losses	1.8%	9.7%	8.2%
			Projected Collateral Recoveries	8.6%	16.0%	13.9%
Agency RMBS–Interest Only Securities	764	Market quotes	Non-Binding Third-Party Valuation	$10.67	$15.66	$12.41
	3,469	Option Adjusted Spread ("OAS")	LIBOR OAS (2)(3)	224	3,458	923
	4,233		Projected Collateral Prepayments	21.8%	84.1%	71.9%
(1)Averages are weighted based on the fair value of the related instrument.
(2)Shown in basis points.
(3)For the range minimum, the range maximum, and the weighted average of LIBOR OAS, excludes Agency interest only securities with a negative LIBOR OAS, with a total fair value of $45 thousand. Including these securities the weighted average was 911 basis points.
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
The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$58,683	$58,683	$58,166	$58,166
Due from brokers	69,000	69,000	47,798	47,798
Reverse repurchase agreements	33,572	33,572	—	—
Liabilities:
Repurchase agreements	1,135,497	1,135,497	1,015,245	1,015,245
Due to brokers	222	222	1,064	1,064
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

The following table details the fair value of the Company's holdings of financial derivatives as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$369	$1,720
TBA securities sale contracts	1,327	—
Fixed payer interest rate swaps	881	457
Fixed receiver interest rate swaps	615	614
Futures	558	—
Total financial derivatives–assets, at fair value	3,750	2,791
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(59)	—
TBA securities sale contracts	(15)	(699)
Fixed payer interest rate swaps	(3,462)	(5,208)
Fixed receiver interest rate swaps	(134)	(377)
Futures	(648)	(346)
Total financial derivatives–liabilities, at fair value	(4,318)	(6,630)
Total, net	$(568)	$(3,839)
Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of June 30, 2021 and December 31, 2020:
June 30, 2021:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$5,000	$6	0.05%	0.09%	1.31
2023	125,889	(1,371)	0.70	0.14	1.94
2024	32,300	103	0.31	0.15	2.64
2025	69,911	522	0.56	0.15	3.96
2027	472	(15)	1.61	0.14	6.41
2028	105,038	(876)	1.28	0.15	6.82
2031	57,326	(853)	1.53	0.15	9.75
2040	500	48	0.90	0.09	19.32
2042	10,303	(176)	1.81	0.13	21.43
2049	3,633	(127)	1.89	0.18	28.34
2050	792	158	0.90	0.19	29.05
Total	$411,164	$(2,581)	0.94%	0.15%	5.47

December 31, 2020:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$124,347	$(1,883)	0.93%	0.22%	1.78
2023	77,591	(1,711)	0.96	0.23	2.45
2025	25,000	(128)	0.51	0.21	4.87
2027	56,692	305	0.50	0.23	6.54
2040	500	20	0.90	0.09	19.82
2042	10,303	(988)	1.81	0.23	21.93
2049	3,633	(463)	1.89	0.21	28.83
2050	792	97	0.90	0.22	29.54
Total	$298,858	$(4,751)	0.86%	0.22%	4.24
The following tables provide information about the Company's fixed receiver interest rate swaps as of June 30, 2021 and December 31, 2020.
June 30, 2021:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$5,000	$(2)	0.08%	0.06%	1.31
2023	13,200	615	0.18	1.87	1.82
2026	20,000	(83)	0.12	0.85	4.97
2040	500	(49)	0.09	0.84	19.32
Total	$38,700	$481	0.14%	1.09%	3.61
December 31, 2020:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$5,000	$(1)	0.09%	0.06%	1.80
2023	13,200	614	0.21	1.87	2.31
2030	25,880	(356)	0.23	0.73	9.60
2040	500	(20)	0.09	0.84	19.82
Total	$44,580	$237	0.21%	0.99%	6.68

Futures
The following tables provide information about the Company's futures as of June 30, 2021 and December 31, 2020.
June 30, 2021:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Assets:
Long Contracts:
U.S. Treasury Futures	$3,300	$124	2.77
Short Contracts:
U.S. Treasury Futures	(100,500)	434	3.07
Liabilities:
Short Contracts:
U.S. Treasury Futures	(153,500)	(648)	2.77
Total, net	$(250,700)	$(90)	2.89
December 31, 2020:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Liabilities:
Long Contracts:
U.S. Treasury Futures	$3,300	$(28)	2.70
Short Contracts:
U.S. Treasury Futures	(147,800)	(318)	2.85
Total, net	$(144,500)	$(346)	2.85
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

As of June 30, 2021 and December 31, 2020, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	June 30, 2021				December 31, 2020
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$241,611	$244,443	$244,812	$369	$317,890	$330,719	$332,439	$1,720
Liabilities	48,517	50,131	50,072	(59)	—	—	—	—
	290,128	294,574	294,884	310	317,890	330,719	332,439	1,720
Sale contracts:
Assets	(388,903)	(413,588)	(412,261)	1,327	—	—	—	—
Liabilities	(5,700)	(5,941)	(5,956)	(15)	(459,613)	(488,066)	(488,765)	(699)
	(394,603)	(419,529)	(418,217)	1,312	(459,613)	(488,066)	(488,765)	(699)
Total TBA securities, net	$(104,475)	$(124,955)	$(123,333)	$1,622	$(141,723)	$(157,347)	$(156,326)	$1,021
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
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the six-month period ended June 30, 2021 and year ended December 31, 2020:

Derivative Type	Six-Month Period Ended June 30, 2021	Year Ended December 31, 2020
	(In thousands)
TBAs	$766,715	$642,362
Interest rate swaps	389,741	402,407
Futures	211,786	104,454

Gains and losses on the Company's financial derivatives for the three- and six-month periods ended June 30, 2021 and 2020 are summarized in the tables below:

	Three-Month Period Ended June 30, 2021
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(255)	$1,833	$1,578	$(246)	$(6,136)	$(6,382)
TBAs		1,082	1,082		5,797	5,797
Futures		(438)	(438)		(3,636)	(3,636)
Total	$(255)	$2,477	$2,222	$(246)	$(3,975)	$(4,221)

	Three-Month Period Ended June 30, 2020
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(1,223)	$(1,698)	$(2,921)	$896	$1,281	$2,177
TBAs		(1,886)	(1,886)		4,336	4,336
Futures		(3,645)	(3,645)		2,992	2,992
Total	$(1,223)	$(7,229)	$(8,452)	$896	$8,609	$9,505

	Six-Month Period Ended June 30, 2021
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(641)	$(1,284)	$(1,925)	$(297)	$3,434	$3,137
TBAs		(2,449)	(2,449)		600	600
Futures		1,446	1,446		257	257
Total	$(641)	$(2,287)	$(2,928)	$(297)	$4,291	$3,994

	Six-Month Period Ended June 30, 2020
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$110	$(6,282)	$(6,172)	$(253)	$(11,846)	$(12,099)
TBAs		(2,686)	(2,686)		1,718	1,718
Futures		(6,093)	(6,093)		(715)	(715)
Total	$110	$(15,061)	$(14,951)	$(253)	$(10,843)	$(11,096)
From time to time, the Company uses short positions in U.S. Treasury positions as a component of its interest rate hedging portfolio. As of June 30, 2021, the Company held short positions in U.S. Treasury securities, with a principal amount of $21.0 million and a fair value of $21.0 million.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of June 30, 2021 and December 31, 2020, the Company had outstanding borrowings under repurchase agreements with 16 and 15 counterparties, respectively.

The following table details the Company's outstanding borrowings under repurchase agreements as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)			(In thousands)
30 days or less	$234,227	0.15%	19	$307,544	0.27%	15
31-60 days	323,704	0.16	45	541,104	0.23	44
61-90 days	70,788	0.20	76	92,314	0.26	74
91-120 days	31,572	0.18	106	—	—	—
121-150 days	25,247	0.14	134	2,371	0.27	126
151-180 days	—	—	—	53,150	0.32	162
181-360 days	449,959	0.19	270	18,762	0.26	257
Total	$1,135,497	0.17%	134	$1,015,245	0.25%	48
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of June 30, 2021 and December 31, 2020, the fair value of RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.1 billion and $1.0 billion, respectively. Collateral transferred under outstanding borrowings under repurchase agreements as of June 30, 2021 includes RMBS in the amount of $0.8 million that were sold prior to period end but for which such sale had not yet settled. In addition as of June 30, 2021 and December 31, 2020, the Company was posting to repurchase agreement counterparties net cash collateral of $52.3 million and $34.7 million, respectively, as a result of margin calls with various repurchase agreement counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. There was no counterparty for which the amount at risk was greater than 10% of shareholders' equity as of June 30, 2021 or December 31, 2020.
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

The following tables present information about certain assets and liabilities representing financial instruments as of June 30, 2021 and December 31, 2020. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
June 30, 2021:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$3,750	$(2,737)	$—	$(77)	$936
Reverse repurchase agreements	33,572	(33,572)	—	—	—
Liabilities:
Financial derivatives–liabilities	(4,318)	2,737	—	1,537	(44)
Repurchase agreements	(1,135,497)	33,572	1,054,230	47,695	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase and reverse repurchase agreements and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of June 30, 2021 were $1.1 billion. As of June 30, 2021 total cash collateral (received) pledged on financial derivative assets and liabilities excludes $4.9 million and $0.3 million, respectively of net excess cash collateral.
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

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of June 30, 2021 and December 31, 2020, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three- and six-month periods ended June 30, 2021 and 2020:

	Three-Month Period Ended		Six-Month Period Ended
(In thousands except for share amounts)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Numerator:
Net income (loss)	$(4,537)	$21,345	$(4,410)	$4,600
Denominator:
Basic and diluted weighted average shares outstanding	12,432,004	12,319,616	12,388,017	12,377,185
Basic and diluted earnings per share	$(0.36)	$1.73	$(0.36)	$0.37
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
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For each of the three-month periods ended June 30, 2021 and 2020, the total management fee incurred was $0.6 million. For the six-month periods ended June 30, 2021 and 2020, the total management fee incurred was $1.2 million and $1.1 million, respectively.
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
During the six-month periods ended June 30, 2021 and 2020, the Company reimbursed the Manager $1.4 million and $1.2 million, respectively, for previously incurred operating and compensation expenses. As of June 30, 2021 and December 31, 2020, the outstanding payable to the Manager for operating and compensation expenses was $0.2 million and $0.3 million, respectively, and is included in Accrued expenses on the Consolidated Balance Sheet.
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
Registration Rights Agreement
The Company is a party to a registration rights agreement, the "Registration Rights Agreement," with an affiliate of EMG and with the Blackstone Tactical Opportunities Funds (the "Blackstone Funds") pursuant to which the Company has granted its initial investors and each of their permitted transferees and other holders of the Company's "Registrable Common Stock" (as such term is defined in the registration rights agreement) who become parties to the registration rights agreement with certain demand and/or piggy-back registration and shelf takedown rights. In April 2020, the Blackstone Funds registered all of their Registrable Common Stock.
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of June 30, 2021 and December 31, 2020, there were 12,918,542 and 12,343,542 common shares outstanding, respectively. No preferred shares have been issued.
On June 17, 2021, the Company completed a public follow-on offering of 3,250,000 common shares, of which 2,675,000 common shares were sold by the Blackstone Funds and 575,000 common shares were sold by the Company. The offering generated net proceeds to the Company of $7.1 million, after underwriters' discounts and commissions and offering costs. The Company did not receive any proceeds from the common shares sold by the Blackstone Funds.
Detailed below is a roll forward of the Company's common shares outstanding for the three- and six-month periods ended June 30, 2021 and 2020:

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Common Shares Outstanding (3/31/2021, 3/31/2020, 12/31/2020, and 12/31/2019, respectively)	12,343,542	12,319,616	12,343,542	12,455,758
Share Activity:
Shares issued	575,000	—	575,000	—
Shares repurchased	—	—	—	(136,142)
Common Shares Outstanding (6/30/2021, 6/30/2020, 6/30/2021, and 6/30/2020, respectively)	12,918,542	12,319,616	12,918,542	12,319,616
Unvested restricted shares outstanding (6/30/2021, 6/30/2020, 6/30/2021, and 6/30/2020, respectively)	27,594	25,476	27,594	25,476

The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at June 30, 2021:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	15,020	September 10, 2020	September 9, 2021
Partially dedicated employees:
	3,668	December 13, 2019	December 13, 2021
	4,454	December 17, 2020	December 17, 2021
	4,452	December 17, 2020	December 17, 2022
(1)Date at which such restricted shares will vest and become non-forfeitable.
As of June 30, 2021 and December 31, 2020, there were 292,048 and 274,798 shares available for future issuance under the Company's 2013 Equity Incentive Plan, respectively.
On June 13, 2018, the Company's Board of Trustees approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. During the six-month period ended June 30, 2020, the Company repurchased 136,142 of its common shares at an aggregate cost of $1.0 million, and an average price per share of $7.24; the Company did not repurchase any shares during the six-month period ended June 30, 2021. From inception of the current share repurchase program adopted on June 13, 2018 through June 30, 2021, the Company repurchased 434,171 of its common shares at an aggregate cost of $4.1 million, and an average price per share of $9.45.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of June 30, 2021 and December 31, 2020 and management is not aware of any significant contingencies at June 30, 2021.

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
We were formed through an initial strategic venture among affiliates of Ellington Management Group, L.L.C., an investment management firm and registered investment adviser with a 26-year history of investing in a broad spectrum of residential and commercial mortgage-backed securities, or "MBS," and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." We are externally managed and advised by our Manager, an affiliate of Ellington.

We use leverage in our Agency RMBS strategy and, while we have not done so meaningfully to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of June 30, 2021, we had outstanding borrowings under repurchase agreements in the amount of $1.1 billion with 16 counterparties.
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
On June 17, 2021, we completed a public follow-on offering of 3,250,000 common shares, of which 2,675,000 shares were sold by the Blackstone Funds and 575,000 shares were sold by us. The offering generated net proceeds to us of $7.1 million, after underwriters' discounts and commissions and offering costs.
As of June 30, 2021, our book value per share was $12.53, as compared to $13.22 and $13.48 as of as of March 30, 2021 and December 31, 2020, respectively.
Trends and Recent Market Developments
Market Overview
•The U.S. Federal Reserve, or the "Federal Reserve," continued its accommodative monetary policy in the second quarter of 2021. At its April and June meetings, the Federal Reserve maintained its target range of 0.00%–0.25% for the federal funds rate, but noted in June that “indicators of economic activity and employment have strengthened. The sectors most adversely affected by the pandemic remain weak but have shown improvement.” Additionally, at both meetings, the Federal Reserve maintained its directions to the Open Market Desk to increase its holdings of U.S. Treasury securities by $80 billion per month, and of Agency RMBS by $40 billion per month, to “help foster smooth market functioning and accommodative financial conditions, thereby supporting the flow of credit to households and businesses.” In the press conference following the June meeting, Federal Reserve Chairman Jerome Powell stated that “we will taper when we feel that the economy has achieved substantial further progress, and we will communicate very carefully in advance of that.”
•After rising significantly during the first quarter of 2021, long-term interest rates reversed course during the second quarter of 2021, with the 10-year U.S. Treasury yield falling 27 basis points to 1.47%. The 2-year U.S. Treasury yield increased 9 basis points during the quarter to 0.25%, and the yield spread between the 2-year and 10-year U.S. Treasury decreased to 122 basis points at June 30, down from 158 basis points at March 31, but still meaningfully higher than the 79 basis point spread at year-end 2020. Interest rate volatility decreased for most of the quarter, although the MOVE index increased modestly during the second half of June.
•After increasing during the first quarter of 2021, mortgage rates declined in the second quarter of 2021 as long-term interest rates fell. The Freddie Mac survey 30-year mortgage rate decreased to 2.98% as of June 30, 2021, as compared to 3.17% at the end of the prior quarter. Refinancing applications declined for the second-consecutive quarter, with the Mortgage Bankers Association's Refinance Index decreasing 9% between April 2 and July 2; in total, the index declined 28.7% year-to-date through July 2, 2021. Overall Fannie Mae 30-year MBS prepayments declined from a CPR of 35.4 in March to 27.8 in April and 23.4 in May, before increasing moderately to 24.6 in June.
•LIBOR rates, which drive many of our financing costs, remained very low in the second quarter of 2021. One-month LIBOR decreased 1 basis point to end the quarter at 0.10%, and three-month LIBOR fell 5 basis points to 0.15%.
•Real GDP grew for the fourth-consecutive quarter, increasing at an estimated annualized rate of 6.5% in the second quarter of 2021. Meanwhile, the unemployment rate declined slightly to 5.9% as of June 30, from 6.0% at the end of the previous quarter. The increase in COVID cases heading into quarter end challenged the outlook going forward, however.
•Forbearance rates on residential mortgages continued to decline in the second quarter of 2021. According to the Mortgage Bankers Association, the total forbearance rate decreased to 3.9% at June 27, from 4.9% at March 28.
•For the second quarter of 2021, the Bloomberg Barclays U.S. MBS Index generated a positive return of 0.33%, driven by falling long-term interest rates, but a negative excess return (on a duration adjusted basis) of (0.60%) relative to the Bloomberg Barclays U.S. Treasury Index. The Bloomberg Barclays U.S. Corporate Bond Index generated a positive return of 3.38%, and an excess return of 1.09%, while the Bloomberg Barclays U.S. Corporate High Yield Bond Index generated a positive return of 2.77%, and an excess return of 2.05%.

•The strong performance of U.S. equities continued into the second quarter of 2021, driven by the ongoing economic recovery and despite concerns about the quickening pace of inflation. The S&P 500 hit new record highs in each month of the quarter, rising 8.2% overall, while the Dow Jones Industrial Average increased 4.6% and the NASDAQ rose 9.5% quarter over quarter. Apart from a spike in mid-May, the VIX volatility index remained low throughout the quarter. Meanwhile, London's FTSE 100 index increased 4.8% and the MSCI World global equity index rose 7.3% quarter over quarter.
Portfolio Overview and Outlook
As of June 30, 2021, our mortgage-backed securities portfolio consisted of $1.121 billion of fixed-rate Agency "specified pools," $14.0 million of Agency RMBS backed by adjustable rate mortgages, or "Agency ARMs," $53.7 million of Agency reverse mortgage pools, $12.6 million of Agency interest-only securities, or "Agency IOs," and $9.3 million of non-Agency RMBS. Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and mortgages with various other characteristics.
Our Agency RMBS portfolio increased slightly to $1.189 billion as of June 30, 2021, as compared to $1.178 billion as of March 31, 2021. Over the same period, our non-Agency RMBS holdings decreased by 10% to $9.3 million, from $10.4 million.
Our debt-to-equity ratio, adjusted for unsettled purchases and sales, increased moderately to 7.2:1 as of June 30, 2021 from 7.0:1 as of March 31, 2021. The increase was due to increased borrowings on the slightly larger Agency RMBS portfolio and lower shareholders' equity. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions. As of June 30, 2021, substantially all of our borrowings were secured by specified pools.
As of June 30, 2021, we had cash and cash equivalents of $58.7 million, along with other unencumbered assets of approximately $31.3 million. This compares to cash and cash equivalents of $52.5 million and unencumbered assets of $48.2 million held by us at March 31, 2021.
During the quarter, the yield curve flattened, with long-term interest rates decreasing and short-term interest rates increasing moderately. Yield spreads on most Agency RMBS widened amidst concerns that the Federal Reserve will commence tapering its asset purchases in the coming months, and with heightened prepayment risk related to lower mortgage rates. Yield spreads widened most significantly on higher-coupon RMBS.
We had a net loss for the quarter, as net realized and unrealized losses on specified pools, interest-only securities, interest rate swaps, U.S. Treasury securities, and futures exceeded net interest income on RMBS and net gains on TBA positions. During the quarter, we continued to concentrate long TBA investments in lower coupons and short TBA investments in higher coupons; this positioning benefited results during the quarter.
Average pay-ups on our specified pools decreased to 1.55% as of June 30, 2021, as compared to 1.61% as of March 31, 2021, primarily because our new purchases during the quarter mainly consisted of pools with lower pay-ups. Pay-ups are price premiums for specified pools relative to their TBA counterparts.
Non-Agency RMBS yield spreads tightened further during the quarter, generating net realized and unrealized gains on our portfolio. We expect to continue to vary our allocation to non-Agency RMBS as market opportunities change over time.
With the increase in our overall RMBS portfolio and a smaller net short TBA position, our net mortgage assets-to-equity ratio—which we define as the net aggregate market value of our mortgage-backed securities (including the underlying market values of our long and short TBA positions) divided by total shareholders' equity—increased during the quarter. From time to time, in response to market opportunities and other factors, we increase or decrease our net mortgage assets-to-equity ratio by varying the sizes of our net short TBA position and/or our long RMBS portfolio. The following table summarizes our net mortgage assets-to-equity ratio and provides additional details, for the last five quarters, to illustrate this fluctuation.

	Notional Amount of Long TBAs	Notional Amount of Short TBAs	Fair Value of Mortgage-backed Securities	Net Short TBA Underlying Market Value(1)	Net Mortgage Assets-to-Equity Ratio
($ In thousands)
June 30, 2021	$290,128	$(394,603)	$1,210,620	$(123,333)	6.7:1
March 31, 2021	299,350	(459,286)	1,204,629	(186,394)	6.2:1
December 31, 2020	317,890	(459,613)	1,081,380	(156,326)	5.6:1
September 30, 2020	359,430	(551,853)	1,113,620	(208,952)	5.6:1
June 30, 2020	319,280	(529,888)	1,154,047	(229,102)	5.9:1
March 31, 2020	53,800	(303,388)	1,050,521	(266,536)	5.6:1
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
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended June 30, 2021, March 31, 2021, December 31, 2020, September 30, 2020, and June 30, 2020.

	Three-Month Period Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Three-Month Constant Prepayment Rates	22.8%	23.6%	21.0%	21.4%	18.0%

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of June 30, 2021 and March 31, 2021.

		June 30, 2021			March 31, 2021
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	2.00–2.49	$43,572	$45,285	4	$19,648	$20,177	2
	2.50–2.99	24,048	25,194	30	29,164	30,477	25
	3.00–3.49	27,859	29,421	41	15,948	16,937	48
	3.50–3.99	26,488	28,495	46	28,927	31,238	44
	4.00–4.49	17,754	19,219	39	19,757	21,439	36
	4.50–4.99	418	440	141	480	506	138
Total 15-year fixed-rate mortgages		140,139	148,054	29	113,924	120,774	31
20-year fixed-rate mortgages:
	2.00–2.49	29,635	30,120	10	31,344	31,784	7
	2.50–2.99	2,710	2,809	11	2,976	3,067	8
	3.00–3.49	2,065	2,177	16	2,283	2,410	13
	4.00–4.49	2,045	2,262	11	2,063	2,302	8
	4.50–4.99	1,005	1,084	33	1,132	1,237	30
	5.00–5.49	1,036	1,158	34	1,047	1,181	31
Total 20-year fixed-rate mortgages		38,496	39,610	12	40,845	41,981	9
30-year fixed-rate mortgages:
	2.00–2.49	83,498	84,636	3	83,609	83,597	4
	2.50–2.99	159,188	165,674	5	85,771	88,290	6
	3.00–3.49	87,146	91,932	29	96,008	101,136	29
	3.50–3.99	205,791	221,616	57	229,189	246,857	54
	4.00–4.49	160,970	175,127	62	173,759	190,408	59
	4.50–4.99	123,855	135,772	55	140,135	155,247	51
	5.00–5.49	43,930	49,006	59	50,013	56,202	55
	5.50–5.99	6,496	7,454	58	7,427	8,490	52
	6.00–6.49	1,832	2,035	32	2,502	2,774	29
Total 30-year fixed-rate mortgages		872,706	933,252	40	868,413	933,001	42
Total fixed-rate Agency RMBS		$1,051,341	$1,120,916	38	$1,023,182	$1,095,756	43
For the three-month period ended June 30, 2021, we had total net realized and unrealized losses on our Agency RMBS of $(10.4) million, or $(0.83) per share. Our Agency RMBS portfolio turnover was approximately 13% for the three-month period ended June 30, 2021.
During the three-month period ended June 30, 2021, we continued to hedge interest rate risk through the use of interest rate swaps, and short positions in TBAs, U.S. Treasury securities, and futures. We had total net realized and unrealized losses of $(6.3) million, or $(0.51) per share, on our interest rate hedging portfolio. Decreasing long-term interest rates during the quarter generated losses on our interest rate swaps, U.S. Treasury securities, and futures. A portion of these losses were offset by net gains on our TBA short positions, which we continued to concentrate in higher coupons. Yield spreads on higher-coupon RMBS widened significantly during the quarter in the face of heightened prepayment risk.

The net realized and unrealized losses on our interest rate hedging portfolio were partially offset by net realized and unrealized gains of $4.2 million, or $0.34 per share, on our long TBAs held for investment, which we continued to concentrate in lower coupons. Lower-coupon RMBS outperformed higher-coupon RMBS during the quarter, primarily driven by continued RMBS purchasing activity on the part of the Federal Reserve, which has been concentrated in lower coupons.
Similar to recent quarters, we ended the second quarter with a small net short overall TBA position on a notional basis while maintaining a small net long overall TBA position as measured by 10-year equivalents. Ten-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates. The relative makeup of our interest rate hedging portfolio can change materially from period to period.
After giving effect to dividends during the three-month period ended June 30, 2021 of $0.30 per share, our book value per share decreased to $12.53 as of June 30, 2021, from $13.22 as of March 31, 2021, and we had an economic return of (3.0)% for the three-month period ended June 30, 2021. Economic return is computed by adding back dividends declared to ending book value per share, and comparing that amount to book value per share as of the beginning of the quarter.
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. As of June 30, 2021 and March 31, 2021, our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 4.7% and 4.4%, respectively. Excluding TBA positions, our Agency premium as a percentage of fair value was approximately 6.2% and 6.7% as of June 30, 2021 and March 31, 2021, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
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
Financing
For the three-month period ended June 30, 2021, our average repo borrowing cost decreased to 0.19% as compared to 0.23% for the three-month period ended March 31, 2021. The period-over-period decline in average repo borrowing cost was due to narrower financing spreads during the three-month period ended June 30, 2021. As of June 30, 2021, the weighted average borrowing rate on our repurchase agreements declined to 0.17% from 0.22% as of March 31, 2021.
While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as banks, are active in providing repo financing. Most of our outstanding repo financing is still provided by banks and bank affiliates; however, we have also entered into repo agreements with non-bank dealers.
Our debt-to-equity ratio was 7.0:1 as of June 30, 2021, as compared to 6.8:1 as of March 31, 2021. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 7.2:1 as of June 30, 2021, as compared to 7.0:1 as of March 31, 2021. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
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
Financial Condition
Investment portfolio
The following tables summarize our securities portfolio as of June 30, 2021 and December 31, 2020:

	June 30, 2021					December 31, 2020
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed-rate mortgages	$140,139	$148,054	$105.65	$145,804	$104.04	$77,578	$83,159	$107.19	$80,144	$103.31
20-year fixed-rate mortgages	38,496	39,610	102.89	40,062	104.07	42,559	44,763	105.18	44,247	103.97
30-year fixed-rate mortgages	872,706	933,252	106.94	914,966	104.84	763,563	834,881	109.34	799,360	104.69
ARMs	13,388	14,042	104.88	14,027	104.77	19,459	20,442	105.05	19,981	102.68
Reverse mortgages	49,698	53,714	108.08	52,956	106.56	61,653	67,474	109.44	65,494	106.23
Total Agency RMBS	1,114,427	1,188,672	106.66	1,167,815	104.79	964,812	1,050,719	108.90	1,009,226	104.60
Non-Agency RMBS	11,069	9,304	84.05	7,344	66.35	23,140	17,612	76.11	15,369	66.42
Total RMBS(2)	1,125,496	1,197,976	106.44	1,175,159	104.41	987,952	1,068,331	108.14	1,024,595	103.71
Agency IOs	n/a	12,644	n/a	15,393	n/a	n/a	13,049	n/a	15,434	n/a
Total mortgage-backed securities		$1,210,620		$1,190,552			$1,081,380		$1,040,029
U.S. Treasury securities sold short	(20,730)	(21,017)	101.38	(20,906)	100.85	—	—	—	—	—
Reverse repurchase agreements	33,572	33,572	100.00	33,572	100.00	—	—	—	—	—
Total		$1,223,175		$1,203,218			$1,081,380		$1,040,029
(1)Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.
(2)Excludes Agency IOs.
The majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency collateralized mortgage obligations, or "CMOs." As of both June 30, 2021 and December 31, 2020, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
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

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021	December 31, 2020
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$369	$1,720
TBA securities sale contracts	1,327	—
Fixed payer interest rate swaps	881	457
Fixed receiver interest rate swaps	615	614
Futures	558	—
Total financial derivatives–assets, at fair value	3,750	2,791
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(59)	—
TBA securities sale contracts	(15)	(699)
Fixed payer interest rate swaps	(3,462)	(5,208)
Fixed receiver interest rate swaps	(134)	(377)
Futures	(648)	(346)
Total financial derivatives–liabilities, at fair value	(4,318)	(6,630)
Total	$(568)	$(3,839)
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
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of June 30, 2021 and December 31, 2020. We had no other borrowings outstanding.

	June 30, 2021			December 31, 2020
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$234,227	0.15%	19	$307,544	0.27%	15
31-60 days	323,704	0.16	45	541,104	0.23	44
61-90 days	70,788	0.20	76	92,314	0.26	74
91-120 days	31,572	0.18	106	—	—	—
121-150 days	25,247	0.14	134	2,371	0.27	126
151-180 days	—	—	—	53,150	0.32	162
181-360 days	449,959	0.19	270	18,762	0.26	257
Total	$1,135,497	0.17%	134	$1,015,245	0.25%	48
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of June 30, 2021 and December 31, 2020, our total debt-to-equity ratio was 7.0:1 and 6.1:1, respectively. Collateral transferred with respect to our outstanding repo borrowings, including net cash collateral posted, as of June 30, 2021 and December 31, 2020 had an aggregate fair value of $1.2 billion and $1.1 billion, respectively. Adjusted for unsettled security purchases and sales, our debt-to-equity ratio was 7.2:1 and 6.1:1 as of June 30, 2021 and December 31, 2020, respectively. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets conditions, and the timing of security purchase and sale transactions.
As of June 30, 2021, we had cash and cash equivalents of $58.7 million, along with other unencumbered assets of approximately $31.3 million.
Shareholders' Equity
As of June 30, 2021, our shareholders' equity decreased to $161.9 million from $166.4 million as of December 31, 2020. This decrease principally consisted of dividends declared of $7.3 million and a net loss of $(4.4) million, partially offset by net proceeds from the issuance of common shares of $7.1 million. As of June 30, 2021, our book value per share was $12.53, as compared to $13.48 as of December 31, 2020.

Results of Operations for the Three- and Six-Month Periods Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the three- and six-month periods ended June 30, 2021 and 2020:

	Three-Month Period Ended		Six-Month Period Ended
(In thousands except for per share amounts)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest Income (Expense)
Interest income	$9,875	$3,489	$16,410	$13,370
Interest expense	(661)	(2,330)	(1,442)	(8,430)
Net interest income	9,214	1,159	14,968	4,940
Expenses
Management fees to affiliate	609	594	1,223	1,119
Other operating expenses	924	1,138	1,774	1,900
Total expenses	1,533	1,732	2,997	3,019
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	(10,219)	20,865	(17,447)	28,726
Net realized and change in net unrealized gains (losses) on financial derivatives	(1,999)	1,053	1,066	(26,047)
Total Other Income (Loss)	(12,218)	21,918	(16,381)	2,679
Net Income (Loss)	$(4,537)	$21,345	$(4,410)	$4,600
Net Income (Loss) Per Common Share	$(0.36)	$1.73	$(0.36)	$0.37
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

The following table reconciles, for the three- and six-month periods ended June 30, 2021 and 2020, Core Earnings to the line on the Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable GAAP measure:

	Three-Month Period Ended		Six-Month Period Ended
(In thousands except for share amounts)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net Income (Loss)	$(4,537)	$21,345	$(4,410)	$4,600
Adjustments:
Net realized (gains) losses on securities	(852)	(5,175)	(3,932)	(6,268)
Change in net unrealized (gains) losses on securities	11,071	(15,690)	21,379	(22,458)
Net realized (gains) losses on financial derivatives	(2,222)	8,452	2,928	14,951
Change in net unrealized (gains) losses on financial derivatives	4,221	(9,505)	(3,994)	11,096
Net realized gains (losses) on periodic settlements of interest rate swaps	(255)	(1,223)	(641)	110
Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	(246)	896	(297)	(253)
Non-recurring expenses	58	313	58	313
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	(2,636)	3,782	(2,707)	4,463
Subtotal	9,139	(18,150)	12,794	1,954
Core Earnings	$4,602	$3,195	$8,384	$6,554
Weighted Average Shares Outstanding	12,432,004	12,319,616	12,388,017	12,377,185
Core Earnings Per Share	$0.37	$0.26	$0.68	$0.53
Results of Operations for the Three-Month Periods Ended June 30, 2021 and 2020
Net Income (Loss)
Net income (loss) for the three-month period ended June 30, 2021 was $(4.5) million, as compared to $21.3 million for the three-month period ended June 30, 2020. The reversal in our results of operations period over period was primarily due to net realized and change in unrealized losses on securities and financial derivatives for the three-month period ended June 30, 2021, as compared to net realized and change in unrealized gains on securities and financial derivatives for the three-month period ended June 30, 2020.
Interest Income
Our portfolio as of both June 30, 2021 and 2020 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $9.8 million and $3.4 million in interest income on these securities for the three-month periods ended June 30, 2021 and 2020, respectively. The period-over-period increase in interest income primarily resulted from higher average holdings and higher weighted average yields in our Agency RMBS portfolio. The Catch-up Premium Amortization Adjustment causes variability in our interest income and portfolio yields. For the three-month period ended June 30, 2021 we had a positive Catch-up Premium Amortization Adjustment of approximately $2.6 million, which increased interest income. For the three-month period ended June 30, 2020, we had a negative Catch-up Premium Amortization Adjustment of approximately $(3.8) million, which decreased interest income. Excluding the Catch-up Premium Amortization Adjustments, the weighted average yield of our overall portfolio was 2.44% and 2.99% for the three-month periods ended June 30, 2021 and 2020, respectively.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended June 30, 2021 and 2020:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended June 30, 2021	$9,677	$1,175,360	3.29%	$165	$7,707	8.55%	$9,842	$1,183,067	3.33%
Three-month period ended June 30, 2020	$3,001	$941,506	1.28%	$435	$23,768	7.33%	$3,436	$965,274	1.42%

(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the three-month periods ended June 30, 2021 and 2020, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the three-month period ended June 30, 2021 was $0.7 million, which primarily consisted of $0.6 million of interest expense on our repo borrowings, and $0.1 million of interest expense related to our short positions in U.S. Treasury securities. Our total interest expense for the three-month period ended June 30, 2020 was $2.3 million, of which $2.3 million represented interest expense on our repo borrowings, and $35 thousand represented interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period decrease in our total interest expense resulted mainly from significantly lower rates on our repo borrowings stemming from the decrease in short-term interest rates, as well as a significant decline in financing spreads as measured against LIBOR.
The following table shows information related to our average cost of funds(1) for the three-month periods ended June 30, 2021 and 2020:

	Repurchase Agreements			Interest Rate Swaps(2)		Short U.S. Treasury Securities(2)(3)		Total(2)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Adjustment to Average Cost of Funds	Interest expense	Adjustment to Average Cost of Funds	Interest and net periodic expense paid or payable	Adjusted Average Cost of Funds
(In thousands)
Three-month period ended June 30, 2021	$1,166,954	$555	0.19%	$500	0.17%	$98	0.04%	$1,153	0.40%
Three-month period ended June 30, 2020	$941,242	$2,294	0.98%	$322	0.14%	$35	0.01%	$2,651	1.13%
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
(3)Includes interest expense on reverse repurchase agreements with negative interest rates, which can occur when we borrow certain bonds that we have sold short.
For the three-month periods ended June 30, 2021 and 2020, average one-month LIBOR was 0.10% and 0.36%, respectively. For the three-month periods ended June 30, 2021 and 2020, average six-month LIBOR was 0.19% and 0.71%, respectively. For the three-month period ended June 30, 2021, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 2.44%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 0.40%, resulting in a net interest margin of 2.04%. By comparison, for the three-month period ended June 30, 2020, the weighted average yield of our Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 2.99%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.13%, resulting in a net interest margin of 1.86%.
Management Fees
For each of the three-month periods ended June 30, 2021 and 2020, our management fee expense was approximately $0.6 million. Management fees are calculated based on our shareholders' equity at the end of each quarter.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. For the three-month periods ended June 30, 2021 and 2020, our other operating expenses were approximately $0.9 million and $1.1 million, respectively. The decrease in other operating expenses for the three-month period ended June 30, 2021 was primarily due to a decrease in professional fees.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the three-month period ended June 30, 2021, Other income (loss) was $(12.2) million, consisting primarily of net realized and change in net unrealized losses of $(10.4) million on our Agency RMBS, and $(8.9) million on our interest rate swaps and futures, partially offset by net realized and change in net unrealized gains of $6.9 million on our TBAs. Yield spreads on Agency RMBS widened, most significantly on higher coupons, amidst concerns that the Federal Reserve will commence tapering its asset purchases and with heightened prepayment risk related to lower mortgage rates. With the decrease in long-term interest rates, our interest-only securities, interest rate swaps, U.S. Treasury securities, and futures all had net losses. Our concentration of long TBA investments in lower coupons, and short TBA investments in higher coupons, benefited our results, resulting in net realized and change in net unrealized gains on TBAs of $6.9 million.
Other income (loss) for the three-month period ended June 30, 2020 was $21.9 million, consisting primarily of net realized and change in net unrealized gains of $18.3 million on our Agency RMBS, $2.4 million on our non-Agency RMBS, and $1.1 million on our financial derivatives. Our specified pools increased in price primarily as a result of the increased demand for prepayment protection that specified pools provide, relative to generic pools, amidst record-low mortgage rates and increasing actual and projected prepayment rates during the period ended June 30, 2020. Our reverse mortgage pools also increased in price, driven by strong investor demand and a recovery in yield spreads after the distress in March 2020. As the three-month period ended June 30, 2020 progressed, we added significantly to our non-Agency RMBS portfolio, which performed extremely well, as prices increased throughout the quarter.
Results of Operations for the Six-Month Periods Ended June 30, 2021 and 2020
Net Income (Loss)
Net income (loss) for the six-month period ended June 30, 2021 was $(4.4) million, as compared to $4.6 million for the six-month period ended June 30, 2020. The reversal in our results of operations period over period was primarily due to total other losses for the six-month period ended June 30, 2021 as compared to total other gains for the six-month period ended June 30, 2020.
Interest Income
Our portfolio as of both June 30, 2021 and 2020 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $16.4 million and $13.0 million in interest income on these securities for the six-month periods ended June 30, 2021 and 2020, respectively. The period-over-period increase in interest income primarily resulted from higher yields on our Agency RMBS portfolio. The Catch-up Premium Amortization Adjustment causes variability in our interest income and portfolio yields. For the six-month period ended June 30, 2021 we had a positive Catch-up Premium Amortization Adjustment of approximately $2.7 million, which increased interest income. For the six-month period ended June 30, 2020, we had a negative Catch-up Premium Amortization Adjustment of approximately $(4.5) million, which decreased interest income. Excluding the Catch-up Premium Amortization Adjustments, the weighted average yield of our overall portfolio was 2.42% and 3.03% for the six-month periods ended June 30, 2021 and 2020, respectively.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the six-month periods ended June 30, 2021 and 2020:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Six-month period ended June 30, 2021	$15,967	$1,117,267	2.86%	$394	$9,458	8.35%	$16,361	$1,126,725	2.90%
Six-month period ended June 30, 2020	$12,337	$1,136,839	2.17%	$632	$15,257	8.29%	$12,969	$1,152,096	2.25%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.

Interest Expense
For the six-month periods ended June 30, 2021 and 2020, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the six-month period ended June 30, 2021 was $1.4 million, which primarily consisted of $1.2 million of interest expense on our repo borrowings, and $0.3 million of interest expense related to our short positions in U.S. Treasury securities. Our total interest expense for the six-month period ended June 30, 2020 was $8.4 million, of which $8.2 million represented interest expense on our repo borrowings, and $0.2 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period decrease in our total interest expense resulted mainly from significantly lower rates on our repo borrowings stemming from the decrease in short-term interest rates, as well as a significant decline in financing spreads as measured against LIBOR, and to a lesser extent lower average outstanding borrowings.
The following table shows information related to our average cost of funds(1) for the six-month periods ended June 30, 2021 and 2020:

	Repurchase Agreements			Interest Rate Swaps(2)		Short U.S. Treasury Securities(2)(3)		Total(2)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Adjustment to Average Cost of Funds	Interest expense	Adjustment to Average Cost of Funds	Interest and net periodic expense paid or payable	Adjusted Average Cost of Funds
(In thousands)
Six-month period ended June 30, 2021	$1,104,087	$1,156	0.21%	$923	0.17%	$279	0.05%	$2,358	0.43%
Six-month period ended June 30, 2020	$1,111,374	$8,212	1.49%	$123	0.02%	$197	0.03%	$8,532	1.54%
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
(3)Includes interest expense on reverse repurchase agreements with negative interest rates, which can occur when we borrow certain bonds that we have sold short.
For the six-month periods ended June 30, 2021 and 2020, average one-month LIBOR was 0.11% and 0.90%, respectively. For the six-month periods ended June 30, 2021 and 2020, average six-month LIBOR was 0.20% and 1.11%, respectively. For the six-month period ended June 30, 2021, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 2.42%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 0.43%, resulting in a net interest margin of 1.99%. By comparison, for the six-month period ended June 30, 2020, the weighted average yield of our Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 3.03%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.54%, resulting in a net interest margin of 1.49%.
Management Fees
For the six-month periods ended June 30, 2021 and 2020, our management fee expense was approximately $1.2 million and $1.1 million, respectively. Management fees are calculated based on our shareholders' equity at the end of each quarter. The increase in management fee expense period over period was due to a larger capital base at each quarter end in 2021, as compared to the respective quarter ends in 2020.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. For the six-month periods ended June 30, 2021 and 2020, our other operating expenses were approximately $1.8 million and $1.9 million, respectively. The decrease in other operating expenses for the six-month period ended June 30, 2021 was primarily due to a decrease in professional fees.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the six-month period ended June 30, 2021, Other income (loss) was $(16.4) million, consisting primarily of net realized and change in net unrealized losses of $(20.4) million on our Agency RMBS, which were partially offset by net realized gains of $2.7 million on our short U.S. Treasury securities and net realized and change in net unrealized gains of $1.1 million on our financial derivatives. During the period, actual and implied interest rate volatility rose and long-term interest rates increased significantly. Yield spreads on our Agency RMBS holdings widened and prices declined, leading to net realized and unrealized losses. For the six month period ended June 30, 2021, net realized gains of $2.7 million on our short U.S. Treasury securities and net realized and change in net unrealized gains of $1.1 million on our financial derivatives were primarily the result of the increase in long-term interest rates. The net realized and change in net unrealized gains on our financial derivatives of $1.1 million consisted of net realized and change in net unrealized gains of $1.2 million on our interest rate swaps and $1.7 million on our U.S. Treasury futures, partially offset by losses on our TBAs of $(1.8) million, where losses on our long lower-coupon holdings were partially offset by net gains on our short higher-coupon holdings.
Other income (loss) for the six-month period ended June 30, 2020 was $2.7 million, consisting primarily of net realized and change in net unrealized gains of $30.0 million on our Agency RMBS and $1.4 million on our non-Agency RMBS, which were partially offset by net realized and change in net unrealized losses of $(2.8) million on our short U.S. Treasury securities and $(26.0) million on our financial derivatives. The increase in prices on our Agency RMBS holdings, mainly relating to our specified pools, was a result of the decrease in interest rates coupled with increased demand for the prepayment protection that specified pools provide, relative to generic pools, amidst record-low mortgage rates and increasing actual and projected prepayment rates during the six-month period ended June 30, 2020. During the first quarter of 2020, interest rates declined sharply and were highly volatile, generating significant net realized and unrealized losses on our interest rate hedges, only a small portion of which were offset by net unrealized gains on our interest rate hedges in the second quarter. Net realized and change in net unrealized losses on our financial derivatives of $(26.0) million, consisted of net realized and change in net unrealized losses of $(18.3) million on our interest rate swaps, $(6.8) million on our futures, and $(1.0) million on our TBAs. As measured by sales and excluding paydowns, we turned over approximately 29% of our Agency RMBS portfolio during the six-month period ended June 30, 2020, and, as a result of this turnover, we generated net realized gains of $8.7 million on our Agency RMBS portfolio.
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
As of June 30, 2021 and December 31, 2020, we had $1.1 billion and $1.0 billion outstanding under our repurchase agreements, respectively. As of June 30, 2021, our outstanding repurchase agreements were with 16 counterparties.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of June 30, 2021 and December 31, 2020, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 5.1% and 5.3%, respectively.

The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
June 30, 2021	$1,135,497	$1,166,954	$1,196,779
March 31, 2021	1,106,724	1,040,521	1,106,724
December 31, 2020	1,015,245	1,033,128	1,050,840
September 30, 2020	1,061,640	1,030,402	1,096,065
June 30, 2020	909,821	941,242	920,712
March 31, 2020(1)	1,109,342	1,281,507	1,308,377
December 31, 2019	1,296,272	1,301,270	1,319,839
September 30, 2019	1,337,984	1,369,722	1,374,080
June 30, 2019	1,442,043	1,412,434	1,442,043
March 31, 2019	1,427,147	1,422,333	1,427,147
December 31, 2018	1,481,561	1,456,905	1,481,561
September 30, 2018	1,500,632	1,506,855	1,515,617
(1)For the quarter ended March 31, 2020 in response to significant volatility and heightened risks in the financial markets as a result of the spread of COVID-19, we significantly reduced our outstanding borrowings to lower leverage and increase our liquidity.
As of June 30, 2021, we had an aggregate amount at risk under our repurchase agreements with 15 counterparties of $57.7 million. As of December 31, 2020, we had an aggregate amount at risk under our repurchase agreements with 15 counterparties of $53.7 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. If the amounts outstanding under repurchase agreements with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk under our repurchase agreements as of June 30, 2021 and December 31, 2020 does not include $3.2 million and $2.9 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of June 30, 2021, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with two counterparties of approximately $11.7 million. As of December 31, 2020, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with two counterparties of approximately $5.1 million. We also had $3.9 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of June 30, 2021, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with eleven counterparties of approximately $4.6 million. As of December 31, 2020, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with four counterparties of approximately $3.5 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $58.7 million and $58.2 million as of June 30, 2021 and December 31, 2020, respectively.
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
Six-Month Period Ended June 30, 2021

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
Second Quarter	$0.30	$3,876	June 9, 2021	June 30, 2021	July 26, 2021
First Quarter	0.28	3,456	March 3, 2021	March 31, 2021	April 26, 2021
Six-Month Period Ended June 30, 2020

	Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
		(In thousands)
Second Quarter	$0.28	$3,450	June 10, 2020	June 30, 2020	July 27, 2020
First Quarter	0.28	3,449	March 4, 2020	March 31, 2020	April 27, 2020
For the six-month period ended June 30, 2021, our operating activities provided net cash of $14.5 million and our investing activities used net cash of $117.0 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) provided net cash of $102.7 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $0.2 million. We also received net proceeds from the issuance of common shares of $7.4 million. We used $6.9 million to pay dividends and $0.1 million to pay various offering expenses. As a result of these activities, there was an increase in our cash holdings of $0.5 million, from $58.2 million as of December 31, 2020 to $58.7 million as of June 30, 2021.
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
On June 17, 2021, the Company sold 575,000 of its common shares as part of a follow-on offering, which generated net proceeds, after underwriters' discounts and commissions and offering costs, of $7.1 million.
On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. Under the current repurchase program adopted on June 13, 2018, we have repurchased 434,171 common shares through August 6, 2021 at an average price per share of $9.45 and an aggregate cost of $4.1 million, and have authorization to repurchase an additional 765,829 common shares. We did not purchase any shares during the three- or six-month periods ended June 30, 2021.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both June 30, 2021 and December 31, 2020, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of June 30, 2021, we had $1.1 billion of outstanding borrowings with 16 counterparties.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of June 30, 2021, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, excluding TBAs	$13,031	8.05%	$19,963	12.33%	$(19,130)	(11.82)%	$(44,359)	(27.41)%
TBAs	3,122	1.93%	4,985	3.08%	(4,381)	(2.71)%	(10,021)	(6.19)%
Non-Agency RMBS	187	0.11%	407	0.25%	(154)	(0.10)%	(276)	(0.17)%
U.S. Treasury Securities, Interest Rate Swaps, and Futures	(19,356)	(11.96)%	(39,447)	(24.37)%	18,621	11.51%	36,508	22.56%
Repurchase and Reverse Repurchase Agreements	(750)	(0.46)%	(751)	(0.46)%	2,073	1.28%	4,147	2.56%
Total	$(3,766)	(2.33)%	$(14,843)	(9.17)%	$(2,971)	(1.84)%	$(14,001)	(8.65)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our June 30, 2021 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Special Note Regarding Forward-Looking Statements."
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
Credit Risk
We are subject to credit risk in connection with certain of our assets, especially our non-Agency RMBS. Credit losses on real estate loans underlying our non-Agency RMBS can occur for many reasons, including, but not limited to, poor origination practices, fraud, faulty appraisals, documentation errors, poor underwriting, legal errors, poor servicing practices, weak economic conditions, decline in the value of homes, special hazards, earthquakes and other natural events, over-leveraging of the borrower on the property, reduction in market rents and occupancy rates and poor property management services in the case of rented homes, changes in legal protections for lenders, reduction in personal income, job loss, and personal events such as divorce or health problems. Property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional, and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of housing), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, and retroactive changes to building or similar codes. For mortgage-related instruments, the two primary components of credit risk are default risk and severity risk.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	August 11, 2021	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	August 11, 2021	By:	/s/ CHRISTOPHER SMERNOFF
Christopher Smernoff Chief Financial Officer (Principal Financial and Accounting Officer)