Form 10-Q
period 2021-09-30
Ellington Residential Mortgage REIT
filed 2021-11-05
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of the Registrant's common shares outstanding as of November 5, 2021: 12,935,358

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2021	December 31, 2020
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$61,169	$58,166
Mortgage-backed securities, at fair value(1)	1,218,306	1,081,380
Other investments, at fair value	309	292
Due from brokers	58,296	47,798
Financial derivatives–assets, at fair value	7,310	2,791
Reverse repurchase agreements	9,975	—
Receivable for securities sold	7,022	—
Interest receivable	3,786	4,114
Other assets	502	270
Total Assets	$1,366,675	$1,194,811
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,062,197	$1,015,245
Payable for securities purchased	125,853	—
Due to brokers	577	1,064
Financial derivatives–liabilities, at fair value	3,090	6,630
U.S. Treasury securities sold short, at fair value	9,974	—
Dividend payable	3,881	3,456
Accrued expenses	1,207	918
Management fee payable to affiliate	598	626
Interest payable	398	470
Total Liabilities	1,207,775	1,028,409
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (12,935,358 and 12,343,542 shares issued and outstanding, respectively)	129	123
Additional paid-in-capital	236,869	229,614
Accumulated deficit	(78,098)	(63,335)
Total Shareholders' Equity	158,900	166,402
Total Liabilities and Shareholders' Equity	$1,366,675	$1,194,811
(1)Includes assets pledged as collateral to counterparties. See Note 6 for additional details on the Company's borrowings and related collateral.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$5,463	$7,776	$21,873	$21,146
Interest expense	(552)	(819)	(1,994)	(9,249)
Total net interest income	4,911	6,957	19,879	11,897
EXPENSES
Management fees to affiliate	598	611	1,821	1,731
Professional fees	223	237	768	1,043
Compensation expense	203	140	592	433
Insurance expense	99	82	280	239
Other operating expenses	319	336	978	979
Total expenses	1,442	1,406	4,439	4,425
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	1,425	4,987	5,358	11,255
Net realized gains (losses) on financial derivatives	(3,042)	(648)	(5,971)	(15,599)
Change in net unrealized gains (losses) on securities	(4,283)	(4,575)	(25,662)	17,883
Change in net unrealized gains (losses) on financial derivatives	3,291	2,803	7,285	(8,293)
Total other income (loss)	(2,609)	2,567	(18,990)	5,246
NET INCOME (LOSS)	$860	$8,118	$(3,550)	$12,718
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.07	$0.66	$(0.28)	$1.03
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2020	12,343,542	$123	—	$—	$229,614	$(63,335)	$166,402
Share based compensation					66		66
Dividends declared(1)						(3,456)	(3,456)
Net income (loss)						127	127
BALANCE, March 31, 2021	12,343,542	123	—	—	229,680	(66,664)	163,139
Common shares issued(2)	575,000	6			7,054		7,060
Share based compensation					66		66
Dividends declared(1)						(3,876)	(3,876)
Net income (loss)						(4,537)	(4,537)
BALANCE, June 30, 2021	12,918,542	129	—	—	236,800	(75,077)	161,852
Issuance of restricted shares	16,816	—			—		—
Offering cost adjustment					3		3
Share based compensation					66		66
Dividends declared(1)						(3,881)	(3,881)
Net income (loss)						860	860
BALANCE, September 30, 2021	12,935,358	$129	—	$—	$236,869	$(78,098)	$158,900

BALANCE, December 31, 2019	12,455,758	$124	—	$—	$230,358	$(69,638)	$160,844
Share based compensation					59		59
Repurchase of common shares	(136,142)	(1)			(985)		(986)
Dividends declared(1)						(3,449)	(3,449)
Net income (loss)						(16,745)	(16,745)
BALANCE, March 31, 2020	12,319,616	123	—	—	229,432	(89,832)	139,723
Share based compensation					59		59
Dividends declared(1)						(3,450)	(3,450)
Net income (loss)						21,345	21,345
BALANCE, June 30, 2020	12,319,616	123	—	—	229,491	(71,937)	157,677
Issuance of restricted shares	15,020	—			—		—
Share based compensation					60		60
Dividends declared(1)						(3,454)	(3,454)
Net income (loss)						8,118	8,118
BALANCE, September 30, 2020	12,334,636	$123	—	$—	$229,551	$(67,273)	$162,401
(1)For the three-month periods ended September 30, 2021 and 2020, dividends totaling $0.30 and $0.28, respectively, per common share outstanding, were declared. For the nine-month periods ended September 30, 2021 and 2020, dividends totaling $0.88 and $0.84, respectively, per common share outstanding, were declared.
(2)Net of underwriters' discounts and commissions and offering costs.
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine-Month Period Ended
	September 30, 2021	September 30, 2020
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$(3,550)	$12,718
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	(5,358)	(11,255)
Change in net unrealized (gains) losses on securities	25,662	(17,883)
Net realized (gains) losses on financial derivatives	5,971	15,599
Change in net unrealized (gains) losses on financial derivatives	(7,285)	8,293
Amortization of premiums and accretion of discounts, net	5,671	11,131
Share based compensation	198	178
(Increase) decrease in assets:
Interest receivable	328	454
Other assets	(138)	224
Increase (decrease) in liabilities:
Accrued expenses	278	489
Interest payable	(72)	(3,274)
Management fees payable to affiliate	(28)	6
Net cash provided by (used in) operating activities	21,677	16,680
Cash flows provided by (used in) investing activities:
Purchases of securities	(951,525)	(855,117)
Proceeds from sale of securities	655,361	950,772
Principal repayments of mortgage-backed securities	249,851	192,149
Proceeds from investments sold short	546,464	245,699
Repurchase of investments sold short	(534,265)	(230,529)
Proceeds from disposition of financial derivatives	15,528	18,570
Purchase of financial derivatives	(21,975)	(34,404)
Payments made on reverse repurchase agreements	(5,512,622)	(4,302,533)
Proceeds from reverse repurchase agreements	5,502,647	4,284,605
Due from brokers, net	476	(8,305)
Due to brokers, net	(798)	643
Net cash provided by (used in) investing activities	(50,858)	261,550

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine-Month Period Ended
	September 30, 2021	September 30, 2020
Cash flows provided by (used in) financing activities:
Net proceeds from the issuance of common shares(1)	7,360	—
Offering costs paid	(380)	—
Repurchase of common shares	—	(986)
Dividends paid	(10,788)	(10,387)
Borrowings under repurchase agreements	2,250,708	1,932,531
Repayments of repurchase agreements	(2,203,756)	(2,167,163)
Due from brokers, net	(11,028)	(6,383)
Due to brokers, net	68	—
Cash provided by (used in) financing activities	32,184	(252,388)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,003	25,842
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,166	35,351
CASH AND CASH EQUIVALENTS, END OF PERIOD	$61,169	$61,193
Supplemental disclosure of cash flow information:
Interest paid	$2,066	$12,524
Dividends payable	3,881	3,454
(1)Net of underwriters' discount and commissions.
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
(G) Financial Derivatives: The Company enters into various types of financial derivatives subject to its investment guidelines, which include restrictions associated with maintaining its qualification as a REIT. The Company's financial derivatives are predominantly subject to bilateral master trade agreements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Company may be required to deliver or may receive cash or securities as collateral upon entering into derivative transactions. In addition, changes in the relative value of financial derivative transactions may require the Company or the counterparty to post or receive additional collateral. In the case of cleared financial derivatives, the clearinghouse becomes the Company's counterparty and a futures commission merchant acts as intermediary between the Company and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral. Collateral received by the Company is reflected on the Consolidated Balance Sheet as "Due to Brokers." Conversely, collateral posted by the Company is reflected as "Due from Brokers" on the Consolidated Balance Sheet. The types of financial derivatives that have been utilized by the Company to date include interest rate swaps, TBAs, swaptions, and futures.
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
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at September 30, 2021 and December 31, 2020, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or government-sponsored enterprise, or "GSE." The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.

By RMBS Type
September 30, 2021:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Agency RMBS:
15-year fixed-rate mortgages	$142,607	$5,828	$148,435	$2,330	$(449)	$150,316	2.79%	1.67%	4.21
20-year fixed-rate mortgages	37,387	1,538	38,925	66	(476)	38,515	2.34%	1.49%	5.71
30-year fixed-rate mortgages	898,524	41,679	940,203	19,800	(4,991)	955,012	3.27%	2.38%	6.78
Adjustable rate mortgages	11,692	561	12,253	98	(139)	12,212	2.84%	2.23%	4.33
Reverse mortgages	38,657	2,617	41,274	533	(468)	41,339	3.32%	2.27%	4.23
Interest only securities	n/a	n/a	14,255	219	(2,700)	11,774	3.45%	5.12%	3.92
Total Agency RMBS	1,128,867	52,223	1,195,345	23,046	(9,223)	1,209,168	3.20%	2.29%	6.09
Non-Agency RMBS	10,874	(3,586)	7,288	1,850	—	9,138	1.45%	8.20%	7.68
Total RMBS	$1,139,741	$48,637	$1,202,633	$24,896	$(9,223)	$1,218,306	3.19%	2.32%	6.10
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

By Estimated Weighted Average Life
As of September 30, 2021:

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$30,083	$29,667	3.74%	$870	$1,376	4.85%	$573	$462	6.00%
Greater than three years and less than seven years	818,440	801,931	3.53%	10,447	12,403	3.33%	1,220	249	1.09%
Greater than seven years and less than eleven years	348,871	349,492	2.35%	457	476	2.00%	7,345	6,577	1.01%
Total	$1,197,394	$1,181,090	3.18%	$11,774	$14,255	3.45%	$9,138	$7,288	1.45%
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
The following tables reflect the components of interest income on the Company's RMBS for the three-and nine-month periods ended September 30, 2021 and 2020:

	Three-Month Period Ended September 30, 2021			Three-Month Period Ended September 30, 2020
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$9,724	$(4,475)	$5,249	$10,638	$(3,447)	$7,191
Non-Agency RMBS	34	140	174	186	380	566
Total	$9,758	$(4,335)	$5,423	$10,824	$(3,067)	$7,757

	Nine-Month Period Ended September 30, 2021			Nine-Month Period Ended September 30, 2020
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$30,172	$(8,957)	$21,215	$35,149	$(15,622)	$19,527
Non-Agency RMBS	150	419	569	437	761	1,198
Total	$30,322	$(8,538)	$21,784	$35,586	$(14,861)	$20,725
For the three-month periods ended September 30, 2021 and 2020, the Catch-up Premium Amortization Adjustment was $(1.2) million and $0.4 million, respectively. For the nine-month periods ended September 30, 2021 and 2020, the Catch-up Premium Amortization Adjustment was $1.5 million and $(4.1) million, respectively.
At September 30, 2021, the Company had gross unrealized losses on RMBS of $(9.2) million, of which $(2.2) million relates to adverse changes in estimated future cash flows on Agency IOs, primarily resulting from an increase in expected prepayments. At December 31, 2020, the Company had gross unrealized losses on RMBS of $(3.3) million, of which

$(2.6) million relates to adverse changes in estimated future cash flows on Agency IOs and non-Agency RMBS, primarily resulting from an increase in expected prepayments. As of December 31, 2020, certain of the Company's securities, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination, and the Company has established an initial estimate for credit losses on such securities for the purpose of calculating interest income. As of December 31, 2020, the estimated credit losses on such securities was $(0.7) million.
The Company determined for certain securities that a portion of such securities' cost basis is not collectible; for the three- and nine-month periods ended September 30, 2021, the Company recognized realized losses on such securities of $(0.3) million and $(0.6) million, respectively, which are reflected in Net realized gains (losses) on securities, on the Consolidated Statement of Operations.
4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
September 30, 2021:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$150,316	$—	$150,316
20-year fixed-rate mortgages	—	38,515	—	38,515
30-year fixed-rate mortgages	—	955,012	—	955,012
Adjustable rate mortgages	—	12,212	—	12,212
Reverse mortgages	—	41,339	—	41,339
Interest only securities	—	6,242	5,532	11,774
Non-Agency RMBS	—	3,208	5,930	9,138
Mortgage-backed securities, at fair value	—	1,206,844	11,462	1,218,306
Other investments, at fair value:
Preferred equity securities	309	—	—	309
Total other investments, at fair value	309	—	—	309
Financial derivatives–assets, at fair value:
TBAs	—	271	—	271
Interest rate swaps	—	4,244	—	4,244
Futures	2,795	—	—	2,795
Total financial derivatives–assets, at fair value	2,795	4,515	—	7,310
Total mortgage-backed securities, other investments, and financial derivatives–assets, at fair value	$3,104	$1,211,359	$11,462	$1,225,925
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(9,974)	$—	$(9,974)
Financial derivatives–liabilities, at fair value:
TBAs	—	(1,991)	—	(1,991)
Interest rate swaps	—	(994)	—	(994)
Futures	(105)	—	—	(105)
Total financial derivatives–liabilities, at fair value	(105)	(2,985)	—	(3,090)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(105)	$(12,959)	$—	$(13,064)

December 31, 2020:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$83,159	$—	$83,159
20-year fixed-rate mortgages	—	44,763	—	44,763
30-year fixed-rate mortgages	—	834,881	—	834,881
Adjustable rate mortgages	—	20,442	—	20,442
Reverse mortgages	—	67,474	—	67,474
Interest only securities	—	4,853	8,196	13,049
Non-Agency RMBS	—	4,316	13,296	17,612
Mortgage-backed securities, at fair value	—	1,059,888	21,492	1,081,380
Other investments, at fair value:
Preferred equity securities	292	—	—	292
Total other investments, at fair value	292	—	—	292
Financial derivatives–assets, at fair value:
TBAs	—	1,720	—	1,720
Interest rate swaps	—	1,071	—	1,071
Total financial derivatives–assets, at fair value	—	2,791	—	2,791
Total mortgage-backed securities and financial derivatives–assets, at fair value	$292	$1,062,679	$21,492	$1,084,463
Liabilities:
Financial derivatives–liabilities, at fair value:
TBAs	$—	$(699)	$—	$(699)
Interest rate swaps	—	(5,585)	—	(5,585)
Futures	(346)	—	—	(346)
Total financial derivatives–liabilities, at fair value	$(346)	$(6,284)	$—	$(6,630)
The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value.
Three-Month Period Ended September 30, 2021:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of June 30, 2021	$8,951	$4,233
Purchases	—	—
Proceeds from sales	—	—
Principal repayments	(171)	—
(Amortization)/accretion, net	143	(351)
Net realized gains (losses)	—	(198)
Change in net unrealized gains (losses)	(134)	302
Transfers:
Transfers into level 3	350	2,689
Transfers out of level 3	(3,209)	(1,143)
Ending balance as of September 30, 2021	$5,930	$5,532
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at September 30, 2021, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended September 30, 2021. For Level 3 financial instruments held by the Company as of September 30, 2021, change in net unrealized gains (losses) of $(0.1) million and $0.4 million, for the three-month period ended September 30, 2021 relate to non-Agency RMBS and Agency RMBS, respectively.
At September 30, 2021, the Company transferred $4.4 million of RMBS from Level 3 to Level 2 and $3.0 million of RMBS from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
Nine-Month Period Ended September 30, 2021:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2020	$13,296	$8,196
Purchases	—	1,845
Proceeds from sales	(4,040)	—
Principal repayments	(923)	—
(Amortization)/accretion, net	416	(2,047)
Net realized gains (losses)	270	(651)
Change in net unrealized gains (losses)	(230)	269
Transfers:
Transfers into level 3	350	1,184
Transfers out of level 3	(3,209)	(3,264)
Ending balance as of September 30, 2021	$5,930	$5,532
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at September 30, 2021, as well as Level 3 financial instruments disposed of by the Company during the nine-month period ended September 30, 2021. For Level 3 financial instruments held by the Company as of September 30, 2021, change in net unrealized gains (losses) of $(0.2) million and $0.4 million, for the nine-month period ended September 30, 2021 relate to non-Agency RMBS and Agency RMBS, respectively.
At September 30, 2021, the Company transferred $6.5 million of RMBS from Level 3 to Level 2 and $1.5 million of RMBS from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of September 30, 2020, as well as Level 3 financial instruments disposed of by the Company during the nine-month period ended September 30, 2020. For Level 3 financial instruments held by the Company as of September 30, 2020, change in net unrealized gains (losses) of $0.3 million and $(1.6) million, for the nine-month period ended September 30, 2020 relate to non-Agency RMBS and Agency RMBS, respectively.
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

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of September 30, 2021 and December 31, 2020:
September 30, 2021:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$3,546	Market quotes	Non-Binding Third-Party Valuation	$51.42	$92.13	$88.57
	2,384	Discounted Cash Flows
	5,930		Yield	2.0%	31.4%	5.2%
			Projected Collateral Prepayments	32.7%	61.9%	40.5%
			Projected Collateral Losses	1.3%	8.8%	6.9%
			Projected Collateral Recoveries	8.1%	15.3%	12.8%
Agency RMBS–Interest Only Securities	3,370	Market quotes	Non-Binding Third-Party Valuation	$10.45	$15.83	$13.56
	2,162	Option Adjusted Spread ("OAS")	LIBOR OAS (2)(3)	224	3,458	834
	5,532		Projected Collateral Prepayments	19.6%	82.0%	71.4%
(1)Averages are weighted based on the fair value of the related instrument.
(2)Shown in basis points.
(3)For the range minimum, the range maximum, and the weighted average of LIBOR OAS, excludes Agency interest only securities with a negative LIBOR OAS, with a total fair value of $26 thousand. Including these securities the weighted average was 829 basis points.
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
The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$61,169	$61,169	$58,166	$58,166
Due from brokers	58,296	58,296	47,798	47,798
Reverse repurchase agreements	9,975	9,975	—	—
Liabilities:
Repurchase agreements	1,062,197	1,062,197	1,015,245	1,015,245
Due to brokers	577	577	1,064	1,064
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
5. Financial Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. Specifically, the Company's primary source of financing is repurchase agreements and the Company enters into financial derivative and other instruments to manage exposure to variable cash flows on portions of its borrowings under those repurchase agreements. Since the interest rates on repurchase agreements typically change with market interest rates such as LIBOR or the Secured Overnight Financing Rate, or "SOFR," the Company is constantly exposed to changing interest rates, which accordingly affects cash flows associated with the Company's borrowings. To mitigate the effect of changes in these interest rates and their related cash flows, the Company may enter into a variety of derivative contracts, including interest rate swaps, futures, swaptions, and TBAs. Additionally, from time to time, the Company may use short positions in U.S. Treasury securities to mitigate its interest rate risk.

The following table details the fair value of the Company's holdings of financial derivatives as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$84	$1,720
TBA securities sale contracts	187	—
Fixed payer interest rate swaps	3,572	457
Fixed receiver interest rate swaps	672	614
Futures	2,795	—
Total financial derivatives–assets, at fair value	7,310	2,791
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(1,631)	—
TBA securities sale contracts	(360)	(699)
Fixed payer interest rate swaps	(815)	(5,208)
Fixed receiver interest rate swaps	(179)	(377)
Futures	(105)	(346)
Total financial derivatives–liabilities, at fair value	(3,090)	(6,630)
Total, net	$4,220	$(3,839)
Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of September 30, 2021 and December 31, 2020:
September 30, 2021:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$5,000	$5	0.05%	0.09%	1.05
2023	129,095	(698)	0.43	0.12	1.68
2024	32,300	130	0.31	0.13	2.39
2025	69,911	613	0.56	0.12	3.70
2027	472	(14)	1.61	0.12	6.16
2028	109,604	1,149	1.12	0.12	6.79
2031	61,609	1,013	1.34	0.13	9.79
2040	500	51	0.90	0.09	19.07
2041	11,227	409	1.59	0.12	19.85
2049	3,633	(73)	1.89	0.13	28.08
2050	792	172	0.90	0.12	28.79
Total	$424,143	$2,757	0.80%	0.12%	5.34

December 31, 2020:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$124,347	$(1,883)	0.93%	0.22%	1.78
2023	77,591	(1,711)	0.96	0.23	2.45
2025	25,000	(128)	0.51	0.21	4.87
2027	56,692	305	0.50	0.23	6.54
2040	500	20	0.90	0.09	19.82
2042	10,303	(988)	1.81	0.23	21.93
2049	3,633	(463)	1.89	0.21	28.83
2050	792	97	0.90	0.22	29.54
Total	$298,858	$(4,751)	0.86%	0.22%	4.24
The following tables provide information about the Company's fixed receiver interest rate swaps as of September 30, 2021 and December 31, 2020.
September 30, 2021:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$5,000	$(2)	0.08%	0.06%	1.05
2023	13,200	672	0.13	1.87	1.56
2026	19,790	(122)	0.12	0.86	4.76
2040	500	(55)	0.09	0.84	19.07
Total	$38,490	$493	0.12%	1.10%	3.37
December 31, 2020:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$5,000	$(1)	0.09%	0.06%	1.80
2023	13,200	614	0.21	1.87	2.31
2030	25,880	(356)	0.23	0.73	9.60
2040	500	(20)	0.09	0.84	19.82
Total	$44,580	$237	0.21%	0.99%	6.68

Futures
The following tables provide information about the Company's futures as of September 30, 2021 and December 31, 2020.
September 30, 2021:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Assets:
Short Contracts:
U.S. Treasury Futures	$(254,000)	$2,795	2.87
Liabilities:
Long Contracts:
U.S. Treasury Futures	3,300	(105)	2.73
Total, net	$(250,700)	$2,690	2.87
December 31, 2020:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Liabilities:
Long Contracts:
U.S. Treasury Futures	$3,300	$(28)	2.70
Short Contracts:
U.S. Treasury Futures	(147,800)	(318)	2.85
Total, net	$(144,500)	$(346)	2.85
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

As of September 30, 2021 and December 31, 2020, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	September 30, 2021				December 31, 2020
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$15,439	$16,624	$16,708	$84	$317,890	$330,719	$332,439	$1,720
Liabilities	222,258	226,716	225,085	(1,631)	—	—	—	—
	237,697	243,340	241,793	(1,547)	317,890	330,719	332,439	1,720
Sale contracts:
Assets	(144,463)	(152,753)	(152,566)	187	—	—	—	—
Liabilities	(266,469)	(284,045)	(284,405)	(360)	(459,613)	(488,066)	(488,765)	(699)
	(410,932)	(436,798)	(436,971)	(173)	(459,613)	(488,066)	(488,765)	(699)
Total TBA securities, net	$(173,235)	$(193,458)	$(195,178)	$(1,720)	$(141,723)	$(157,347)	$(156,326)	$1,021
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
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the nine-month period ended September 30, 2021 and year ended December 31, 2020:

Derivative Type	Nine-Month Period Ended September 30, 2021	Year Ended December 31, 2020
	(In thousands)
TBAs	$737,568	$642,362
Interest rate swaps	409,648	402,407
Futures	225,440	104,454

Gains and losses on the Company's financial derivatives for the three- and nine-month periods ended September 30, 2021 and 2020 are summarized in the tables below:

	Three-Month Period Ended September 30, 2021
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(791)	$(2,108)	$(2,899)	$123	$3,730	$3,853
TBAs		1,995	1,995		(3,342)	(3,342)
Futures		(2,138)	(2,138)		2,780	2,780
Total	$(791)	$(2,251)	$(3,042)	$123	$3,168	$3,291

	Three-Month Period Ended September 30, 2020
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(271)	$(3,077)	$(3,348)	$(148)	$4,103	$3,955
TBAs		3,213	3,213		(1,172)	(1,172)
Futures		(513)	(513)		20	20
Total	$(271)	$(377)	$(648)	$(148)	$2,951	$2,803

	Nine-Month Period Ended September 30, 2021
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(1,432)	$(3,391)	$(4,823)	$(173)	$7,163	$6,990
TBAs		(454)	(454)		(2,742)	(2,742)
Futures		(694)	(694)		3,037	3,037
Total	$(1,432)	$(4,539)	$(5,971)	$(173)	$7,458	$7,285

	Nine-Month Period Ended September 30, 2020
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(161)	$(9,360)	$(9,521)	$(401)	$(7,743)	$(8,144)
TBAs		528	528		545	545
Futures		(6,606)	(6,606)		(694)	(694)
Total	$(161)	$(15,438)	$(15,599)	$(401)	$(7,892)	$(8,293)
From time to time, the Company uses short positions in U.S. Treasury positions as a component of its interest rate hedging portfolio. As of September 30, 2021, the Company held short positions in U.S. Treasury securities, with a principal amount of $10.0 million and a fair value of $10.0 million.
6. Borrowings under Repurchase Agreements
The Company enters into repurchase agreements. A repurchase agreement involves the sale of an asset to a counterparty together with a simultaneous agreement to repurchase the transferred asset or similar asset from such counterparty at a future date. The Company accounts for its repurchase agreements as collateralized borrowings, with the transferred assets effectively serving as collateral for the related borrowing. The Company's repurchase agreements typically range in term from 30 to 364 days. The principal economic terms of each repurchase agreement—such as loan amount, interest rate, and maturity date—are typically negotiated on a transaction-by-transaction basis. Other terms and conditions, such as relating to events of default, are typically governed under the Company's master repurchase agreements. Absent an event of default, the Company maintains beneficial ownership of the transferred securities during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the repurchase agreement at which time the Company may enter into a new repurchase agreement at prevailing market rates with the same counterparty, repay that counterparty and possibly negotiate financing terms with a different counterparty, or choose to no longer finance the related asset. In response to a decline in the fair value of the transferred securities, whether as a result of changes in market conditions, security paydowns, or other factors, repurchase agreement counterparties will typically make a margin call, whereby the Company will be required to post additional securities and/or cash as collateral with the counterparty in order to re-establish the agreed-upon collateralization requirements. In the event of increases in fair value of the transferred securities, the Company generally can require the counterparty to post collateral with it in the form of cash or securities. The Company is generally permitted to sell or re-pledge any securities posted by the counterparty as collateral; however, upon termination of the repurchase agreement, or other circumstance in which the counterparty is no longer required to post such margin, the Company must return to the counterparty the same security that had been posted. The contractual amount (loan amount) of the Company's repurchase agreements approximates fair value, based on the short-term nature of the debt and the adequacy of the collateral.
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of both September 30, 2021 and December 31, 2020, the Company had outstanding borrowings under repurchase agreements with 15 counterparties.

The following table details the Company's outstanding borrowings under repurchase agreements as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)			(In thousands)
30 days or less	$218,078	0.13%	13	$307,544	0.27%	15
31-60 days	38,435	0.21	41	541,104	0.23	44
61-90 days	4,755	0.59	68	92,314	0.26	74
91-120 days	42,920	0.17	105	—	—	—
121-150 days	201,816	0.20	135	2,371	0.27	126
151-180 days	117,314	0.18	164	53,150	0.32	162
181-364 days	438,879	0.17	261	18,762	0.26	257
Total	$1,062,197	0.17%	161	$1,015,245	0.25%	48
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of September 30, 2021 and December 31, 2020, the fair value of RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.1 billion and $1.0 billion, respectively. In addition as of September 30, 2021 and December 31, 2020, the Company was posting to repurchase agreement counterparties net cash collateral of $45.6 million and $34.7 million, respectively, as a result of margin calls with various repurchase agreement counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. There was no counterparty for which the amount at risk was greater than 10% of shareholders' equity as of September 30, 2021 or December 31, 2020.
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

The following tables present information about certain assets and liabilities representing financial instruments as of September 30, 2021 and December 31, 2020. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
September 30, 2021:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$7,310	$(1,731)	$—	$—	$5,579
Reverse repurchase agreements	9,975	(9,975)	—	—	—
Liabilities:
Financial derivatives–liabilities	(3,090)	1,731	—	746	(613)
Repurchase agreements	(1,062,197)	9,975	1,006,579	45,643	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase and reverse repurchase agreements and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of September 30, 2021 were $1.1 billion. As of September 30, 2021 total cash collateral (received) pledged on financial derivative assets and liabilities excludes $6.8 million and $4.7 million, respectively of net excess cash collateral.
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

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of September 30, 2021 and December 31, 2020, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three- and nine-month periods ended September 30, 2021 and 2020:

	Three-Month Period Ended		Nine-Month Period Ended
(In thousands except for share amounts)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Numerator:
Net income (loss)	$860	$8,118	$(3,550)	$12,718
Denominator:
Basic and diluted weighted average shares outstanding	12,921,649	12,323,044	12,567,849	12,359,007
Basic and diluted earnings per share	$0.07	$0.66	$(0.28)	$1.03
9. Related Party Transactions
Management Agreement
The Company is party to the Management Agreement, which has a current term that expires on September 24, 2022, and has been, and is expected to be, renewed automatically each year thereafter for an additional one-year period, subject to certain termination rights. The Company is externally managed and advised by the Manager. Pursuant to the terms of the Management Agreement, the Manager provides the Company with its management team, including its officers, and appropriate support personnel. The Company does not have any employees. The Manager is responsible for the day-to-day operations of the Company.
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For each of the three-month periods ended September 30, 2021 and 2020, the total management fee incurred was $0.6 million. For the nine-month periods ended September 30, 2021 and 2020, the total management fee incurred was $1.8 million and $1.7 million, respectively.
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
During the nine-month periods ended September 30, 2021 and 2020, the Company reimbursed the Manager $2.1 million and $1.5 million, respectively, for previously incurred operating and compensation expenses. As of both September 30, 2021 and December 31, 2020, the outstanding payable to the Manager for operating and compensation expenses was $0.3 million, and is included in Accrued expenses on the Consolidated Balance Sheet.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of September 30, 2021 and December 31, 2020, there were 12,935,358 and 12,343,542 common shares outstanding, respectively. No preferred shares have been issued.
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
Detailed below is a roll forward of the Company's common shares outstanding for the three- and nine-month periods ended September 30, 2021 and 2020:

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Common Shares Outstanding (6/30/2021, 6/30/2020, 12/31/2020, and 12/31/2019, respectively)	12,918,542	12,319,616	12,343,542	12,455,758
Share Activity:
Common shares issued	—	—	575,000	—
Restricted common shares issued	16,816	15,020	16,816	15,020
Common shares repurchased	—	—	—	(136,142)
Common Shares Outstanding (9/30/2021, 9/30/2020, 9/30/2021, and 9/30/2020, respectively)	12,935,358	12,334,636	12,935,358	12,334,636
Unvested restricted shares outstanding (9/30/2021, 9/30/2020, 9/30/2021, and 9/30/2020, respectively)	29,390	25,472	29,390	25,472

The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at September 30, 2021:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	16,816	September 14, 2021	September 13, 2022
Partially dedicated employees:
	3,668	December 13, 2019	December 13, 2021
	4,454	December 17, 2020	December 17, 2021
	4,452	December 17, 2020	December 17, 2022
(1)Date at which such restricted shares will vest and become non-forfeitable.
As of September 30, 2021 and December 31, 2020, there were 275,232 and 274,798 shares available for future issuance under the Company's 2013 Equity Incentive Plan, respectively.
On June 13, 2018, the Company's Board of Trustees approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. During the nine-month period ended September 30, 2020, the Company repurchased 136,142 of its common shares at an aggregate cost of $1.0 million, and an average price per share of $7.24; the Company did not repurchase any shares during the nine-month period ended September 30, 2021. From inception of the current share repurchase program adopted on June 13, 2018 through September 30, 2021, the Company repurchased 434,171 of its common shares at an aggregate cost of $4.1 million, and an average price per share of $9.45.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of September 30, 2021 and December 31, 2020 and management is not aware of any significant contingencies at September 30, 2021.
12. Subsequent Events
On October 7, 2021, the Board of Directors approved a monthly dividend in the amount of $0.10 per share payable on November 26, 2021 to stockholders of record as of October 29, 2021.
On November 5, 2021, the Board of Directors approved a monthly dividend in the amount of $0.10 per share payable on December 27, 2021 to stockholders of record as of November 30, 2021.

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
We were initially formed through a strategic venture among affiliates of Ellington Management Group, L.L.C., an investment management firm and registered investment adviser with a 26-year history of investing in a broad spectrum of residential and commercial mortgage-backed securities, or "MBS," and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." We are externally managed and advised by our Manager, an affiliate of Ellington. Since our inception, the Blackstone Funds had held special non-voting membership interests in the holding company that owns our Manager. In August 2021, an Ellington affiliate repurchased these special non-voting membership interests from the Blackstone Funds.
We use leverage in our Agency RMBS strategy and, while we have not done so meaningfully to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of September 30, 2021, we had outstanding borrowings under repurchase agreements in the amount of $1.1 billion with 15 counterparties.
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
As of September 30, 2021, our book value per share was $12.28, as compared to $12.53 and $13.48 as of as of June 30, 2021 and December 31, 2020, respectively.
Trends and Recent Market Developments
Market Overview
•The U.S. Federal Reserve, or the "Federal Reserve," continued its accommodative monetary policy in the third quarter of 2021. At both its July and September meetings, the Federal Reserve maintained its target range of 0.00%–0.25% for the federal funds rate, and also maintained its directions to the Open Market Desk to increase its holdings of U.S. Treasury securities by $80 billion per month, and of Agency RMBS by $40 billion per month. In addition, in July, the Federal Reserve announced the establishment of a standing repurchase agreement facility to support financing markets. Finally, minutes from the September meeting noted that "no decision to proceed with a moderation of asset purchases was made at the meeting, but participants generally assessed that, provided that the economic recovery remained broadly on track, a gradual tapering process that concluded around the middle of next year would likely be appropriate. Participants noted that if a decision to begin tapering purchases occurred at the next meeting, the process of tapering could commence with the monthly purchase calendars beginning in either mid-November or mid-December."
•Interest rates declined in July before reversing course and rising in August and September. For the quarter, the 10-year U.S. Treasury yield rose 2 basis points to 1.49%, while the 2-year U.S. Treasury yield increased 3 basis points to 0.28%, and the yield spread between the 2-year and 10-year U.S. Treasury was essentially unchanged. Interest rate volatility remained relatively elevated for much of the third quarter, as measured by the MOVE Index.
•Mortgage rates also declined in July before reversing course and rising in August and September, in sympathy with long-term interest rates. For the quarter, the Freddie Mac survey 30-year mortgage rate increased by 3 basis points to 3.01%. Refinancing applications rose modestly during the quarter—after declining over the first half of 2021—with the Mortgage Bankers Association's Refinance Index increasing by 9% between July 2nd and October 1st. Overall Fannie Mae 30-year MBS prepayments decreased from a CPR of 24.6 in June 2021 to 22.2 in July, before returning to 24.6 in August and declining slightly to 24.1 in September.
•LIBOR rates, which drive many of our financing costs, remained very low in the third quarter of 2021. One-month and three-month LIBOR both declined by 2 basis points during the quarter, to 0.08% and 0.13%, respectively.
•Real GDP grew for the fifth-consecutive quarter, increasing at an estimated annualized rate of 2.0% in the third quarter of 2021. Meanwhile, the unemployment rate declined to 4.8% as of September 30th, from 5.9% at the end of the previous quarter.
•Forbearance rates on residential mortgages continued to decline in the third quarter of 2021. According to the Mortgage Bankers Association, the total forbearance rate decreased to 2.9% at September 26th, from 3.9% at June 27th.
•For the third quarter of 2021, the Bloomberg Barclays U.S. MBS Index generated a positive return of 0.10%, and an excess return (on a duration-adjusted basis) of 0.03% relative to the Bloomberg Barclays U.S. Treasury Index. The

Bloomberg Barclays U.S. Corporate Bond Index was unchanged during the quarter, but generated a negative excess return of (0.15%); while the Bloomberg Barclays U.S. Corporate High Yield Bond Index generated a gain of 0.92% and an excess return of 0.89%.
•The strong performance of U.S. equities continued in July and August, with the S&P 500, Dow Jones Industrial Average, and NASDAQ hitting new highs in each month. However, the market retreated in September amidst concerns over rising interest rates, softening economic data, inflation, and continued supply-chain challenges, among other factors. In September, the S&P 500 posted its worst month since March 2020. For the third quarter, the S&P 500 rose 0.23%, the Dow Jones Industrial Average decreased 1.91%, and the NASDAQ fell 0.38%. The VIX volatility index was relatively stable throughout the third quarter, with occasional spikes. Meanwhile, London's FTSE 100 index increased 0.70% and the MSCI World global equity index fell 0.35% quarter over quarter.
Portfolio Overview and Outlook
As of September 30, 2021, our mortgage-backed securities portfolio consisted of $1.144 billion of fixed-rate Agency "specified pools," $12.2 million of Agency RMBS backed by adjustable rate mortgages, or "Agency ARMs," $41.3 million of Agency reverse mortgage pools, $11.8 million of Agency interest-only securities, or "Agency IOs," and $9.1 million of non-Agency RMBS. Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and mortgages with various other characteristics.
Our Agency RMBS portfolio increased slightly to $1.197 billion as of September 30, 2021, as compared to $1.189 billion as of June 30, 2021. Over the same period, our non-Agency RMBS holdings decreased slightly to $9.1 million, from $9.3 million.
Our debt-to-equity ratio decreased to 6.7:1 as of September 30, 2021 from 7.0:1 as of June 30, 2021. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions. As of September 30, 2021, substantially all of our borrowings were secured by specified pools.
As of September 30, 2021, we had cash and cash equivalents of $61.2 million, along with other unencumbered assets of approximately $31.7 million. This compares to cash and cash equivalents of $58.7 million and unencumbered assets of $31.3 million held by us at June 30, 2021.
Performance of Agency RMBS was mixed during the third quarter. In July and early August, interest rates continued to fall and volatility increased, causing lower-coupon Agency RMBS to underperform U.S. Treasury securities. Moving into the latter half of the quarter, interest rates began to increase and volatility declined, and toward the end of the quarter, Agency yield spreads tightened as the market got more clarity on the Federal Reserve's tapering plan. Incrementally higher mortgage rates—particularly in September—led to reduced expectations for prepayment rates and boosted higher-coupon RMBS, while the anticipated withdrawal of Federal Reserve purchases negatively impacted lower-coupon RMBS.
Net interest income on our portfolio more than offset net realized and unrealized losses, which were concentrated in our lower-coupon holdings. In addition, our reverse mortgage portfolio underperformed, driven by widening yield spreads in that sector.
Average pay-ups on our specified pools decreased to 1.44% as of September 30, 2021, as compared to 1.55% as of June 30, 2021, as new purchases during the quarter mainly consisted of pools with lower pay-ups. Pay-ups are price premiums for specified pools relative to their TBA counterparts.
Our non-Agency RMBS portfolio had positive results for the quarter as net interest income exceeded modest mark-to-market losses. We expect to continue to vary our allocation to non-Agency RMBS as market opportunities change over time.
Our net mortgage assets-to-equity ratio—which we define as the net aggregate market value of our mortgage-backed securities (including the underlying market values of our long and short TBA positions) divided by total shareholders' equity—decreased during the quarter, driven by a larger net short TBA position quarter over quarter. From time to time, in response to market opportunities and other factors, we increase or decrease our net mortgage assets-to-equity ratio by varying the sizes of our net short TBA position and/or our long RMBS portfolio. The following table summarizes our net mortgage assets-to-equity ratio and provides additional details, for the last five quarters, to illustrate this fluctuation.

	Notional Amount of Long TBAs	Notional Amount of Short TBAs	Fair Value of Mortgage-backed Securities	Net Short TBA Underlying Market Value(1)	Net Mortgage Assets-to-Equity Ratio
($ In thousands)
September 30, 2021	$237,697	$(410,932)	$1,218,306	$(195,178)	6.4:1
June 30, 2021	290,128	(394,603)	1,210,620	(123,333)	6.7:1
March 31, 2021	299,350	(459,286)	1,204,629	(186,394)	6.2:1
December 31, 2020	317,890	(459,613)	1,081,380	(156,326)	5.6:1
September 30, 2020	359,430	(551,853)	1,113,620	(208,952)	5.6:1
June 30, 2020	319,280	(529,888)	1,154,047	(229,102)	5.9:1
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
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020, and September 30, 2020.

	Three-Month Period Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Three-Month Constant Prepayment Rates	21.9%	22.8%	23.6%	21.0%	21.4%
(1)Excludes recent purchases of fixed rate Agency specified pools with no prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of September 30, 2021 and June 30, 2021.

		September 30, 2021			June 30, 2021
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	2.00–2.49	$40,840	$42,391	7	$43,572	$45,285	4
	2.50–2.99	36,178	37,788	24	24,048	25,194	30
	3.00–3.49	25,545	27,002	44	27,859	29,421	41
	3.50–3.99	23,867	25,696	50	26,488	28,495	46
	4.00–4.49	15,818	17,061	43	17,754	19,219	39
	4.50–4.99	359	378	144	418	440	141
Total 15-year fixed-rate mortgages		142,607	150,316	29	140,139	148,054	29
20-year fixed-rate mortgages:
	2.00–2.49	28,914	29,409	13	29,635	30,120	10
	2.50–2.99	2,472	2,553	14	2,710	2,809	11
	3.00–3.49	2,021	2,141	19	2,065	2,177	16
	4.00–4.49	2,027	2,252	14	2,045	2,262	11
	4.50–4.99	928	1,011	36	1,005	1,084	33
	5.00–5.49	1,025	1,149	37	1,036	1,158	34
Total 20-year fixed-rate mortgages		37,387	38,515	15	38,496	39,610	12
30-year fixed-rate mortgages:
	2.00–2.49	189,672	190,478	4	83,498	84,636	3
	2.50–2.99	128,457	133,540	8	159,188	165,674	5
	3.00–3.49	88,873	94,057	30	87,146	91,932	29
	3.50–3.99	189,864	205,236	59	205,791	221,616	57
	4.00–4.49	146,665	160,454	65	160,970	175,127	62
	4.50–4.99	114,058	125,443	58	123,855	135,772	55
	5.00–5.49	33,311	37,172	69	43,930	49,006	59
	5.50–5.99	5,965	6,815	62	6,496	7,454	58
	6.00–6.49	1,659	1,817	36	1,832	2,035	32
Total 30-year fixed-rate mortgages		898,524	955,012	38	872,706	933,252	40
Total fixed-rate Agency RMBS		$1,078,518	$1,143,843	36	$1,051,341	$1,120,916	38
For the three-month period ended September 30, 2021, we had total net realized and unrealized losses on our Agency securities of $(2.5) million, or $(0.20) per share. Our Agency portfolio turnover was approximately 23% for the three-month period ended September 30, 2021.
During the three-month period ended September 30, 2021, we continued to hedge interest rate risk through the use of interest rate swaps, and short positions in TBAs, U.S. Treasury securities, and futures. Total net realized and unrealized gains on our interest rate hedging portfolio were negligible for the three-month period ended September 30, 2021, as net gains on interest-rate swaps and U.S. Treasury futures roughly offset net losses on TBA short positions, which we continued to concentrate in higher coupons, and U.S. Treasury securities.

Our long TBAs held for investment, which we continued to concentrate in lower coupons, had modestly positive results for the quarter.
Similar to recent quarters, we ended the third quarter with a small net short overall TBA position on a notional basis while maintaining a small net long overall TBA position as measured by 10-year equivalents. Ten-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates. The relative makeup of our interest rate hedging portfolio can change materially from period to period.
After giving effect to dividends during the three-month period ended September 30, 2021 of $0.30 per share, our book value per share decreased to $12.28 as of September 30, 2021, from $12.53 as of June 30, 2021, and we had an economic return of 0.4% for the three-month period ended September 30, 2021. Economic return is computed by adding back dividends declared to ending book value per share, and comparing that amount to book value per share as of the beginning of the quarter.
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. As of September 30, 2021 and June 30, 2021, our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 4.2% and 4.7%, respectively. Excluding TBA positions, our Agency premium as a percentage of fair value was approximately 6.1% and 6.2% as of September 30, 2021 and June 30, 2021, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
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
Financing
For the three-month period ended September 30, 2021, our average repo borrowing cost decreased slightly to 0.17%, as compared to 0.19% for the three-month period ended June 30, 2021. As of both September 30, 2021 and June 30, 2021, the weighted average borrowing rate on our repurchase agreements was 0.17%.
While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as banks, are active in providing repo financing. Most of our outstanding repo financing is still provided by banks and bank affiliates; however, we have also entered into repo agreements with non-bank dealers.
Our debt-to-equity ratio was 6.7:1 as of September 30, 2021, as compared to 7.0:1 as of June 30, 2021. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
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

Financial Condition
Investment portfolio
The following tables summarize our securities portfolio as of September 30, 2021 and December 31, 2020:

	September 30, 2021					December 31, 2020
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed-rate mortgages	$142,607	$150,316	$105.41	$148,435	$104.09	$77,578	$83,159	$107.19	$80,144	$103.31
20-year fixed-rate mortgages	37,387	38,515	103.02	38,925	104.11	42,559	44,763	105.18	44,247	103.97
30-year fixed-rate mortgages	898,524	955,012	106.29	940,203	104.64	763,563	834,881	109.34	799,360	104.69
ARMs	11,692	12,212	104.45	12,253	104.80	19,459	20,442	105.05	19,981	102.68
Reverse mortgages	38,657	41,339	106.94	41,274	106.77	61,653	67,474	109.44	65,494	106.23
Total Agency RMBS	1,128,867	1,197,394	106.07	1,181,090	104.63	964,812	1,050,719	108.90	1,009,226	104.60
Non-Agency RMBS	10,874	9,138	84.04	7,288	67.02	23,140	17,612	76.11	15,369	66.42
Total RMBS(2)	1,139,741	1,206,532	105.86	1,188,378	104.27	987,952	1,068,331	108.14	1,024,595	103.71
Agency IOs	n/a	11,774	n/a	14,255	n/a	n/a	13,049	n/a	15,434	n/a
Total mortgage-backed securities		$1,218,306		$1,202,633			$1,081,380		$1,040,029
U.S. Treasury securities sold short	(10,000)	(9,974)	99.74	(9,974)	99.74	—	—	—	—	—
Reverse repurchase agreements	9,975	9,975	100.00	9,975	100.00	—	—	—	—	—
Total		$1,218,307		$1,202,634			$1,081,380		$1,040,029
(1)Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.
(2)Excludes Agency IOs.
The majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency collateralized mortgage obligations, or "CMOs." As of both September 30, 2021 and December 31, 2020, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
Our most prevalent method of financing RMBS is through short-term repos, which generally have maturities of 364 days or less. The weighted average lives of the RMBS that we own are generally much longer. Consequently, the weighted average term of our repurchase agreement financings will almost always be substantially shorter than the expected average maturity of our RMBS. This mismatch in maturities, together with the uncertainty of RMBS prepayments, and other potential changes in timing and/or amount of cash flows on our RMBS assets, creates the risk that changes in interest rates will cause our financing costs with respect to our RMBS to increase relative to the income on our RMBS over the term of our investments.

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of September 30, 2021 and December 31, 2020:

(In thousands)	September 30, 2021	December 31, 2020
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$84	$1,720
TBA securities sale contracts	187	—
Fixed payer interest rate swaps	3,572	457
Fixed receiver interest rate swaps	672	614
Futures	2,795	—
Total financial derivatives–assets, at fair value	7,310	2,791
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(1,631)	—
TBA securities sale contracts	(360)	(699)
Fixed payer interest rate swaps	(815)	(5,208)
Fixed receiver interest rate swaps	(179)	(377)
Futures	(105)	(346)
Total financial derivatives–liabilities, at fair value	(3,090)	(6,630)
Total	$4,220	$(3,839)
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
We generally enter into these transactions to offset the potential adverse effects of rising interest rates on short-term repurchase agreements. Our repurchase agreements generally have maturities of up to 364 days and carry interest rates that are determined by reference to a benchmark rate such as LIBOR or the Secured Overnight Financing Rate, or "SOFR," for those same periods. As each then-existing fixed-rate repo borrowing matures, it will generally be replaced with a new fixed-rate repo borrowing based on market interest rates established at that future date.
In the case of interest rate swaps, most of our contracts are structured such that we receive payments based on a variable interest rate and make payments based on a fixed interest rate. The variable interest rate on which payments are received is generally calculated based on various reset mechanisms for a benchmark rate such as LIBOR. To the extent that the benchmark rates used to calculate the payments we receive on our interest rate swaps continue to be highly correlated with our repo borrowing costs, our interest rate swap contracts should help to reduce the variability of our overall repo borrowing costs, thus reducing risk to the extent we hold fixed-rate assets that are financed with repo borrowings. While for the time being the majority of our interest rate swaps are LIBOR-based interest rate swap contracts, we have entered into interest rate swap contracts based on other benchmark rates, such as SOFR.
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
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of September 30, 2021 and December 31, 2020. We had no other borrowings outstanding.

	September 30, 2021			December 31, 2020
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$218,078	0.13%	13	$307,544	0.27%	15
31-60 days	38,435	0.21	41	541,104	0.23	44
61-90 days	4,755	0.59	68	92,314	0.26	74
91-120 days	42,920	0.17	105	—	—	—
121-150 days	201,816	0.20	135	2,371	0.27	126
151-180 days	117,314	0.18	164	53,150	0.32	162
181-364 days	438,879	0.17	261	18,762	0.26	257
Total	$1,062,197	0.17%	161	$1,015,245	0.25%	48
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of September 30, 2021 and December 31, 2020, our total debt-to-equity ratio was 6.7:1 and 6.1:1, respectively. Collateral transferred with respect to our outstanding repo borrowings, including net cash collateral posted, as of both September 30, 2021 and December 31, 2020 had an aggregate fair value of $1.1 billion. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets conditions, and the timing of security purchase and sale transactions.
As of September 30, 2021, we had cash and cash equivalents of $61.2 million, along with other unencumbered assets of approximately $31.7 million.
Shareholders' Equity
As of September 30, 2021, our shareholders' equity decreased to $158.9 million from $166.4 million as of December 31, 2020. This decrease principally consisted of dividends declared of $11.2 million and a net loss of $(3.6) million, partially offset by net proceeds from the issuance of common shares of $7.1 million. As of September 30, 2021, our book value per share was $12.28, as compared to $13.48 as of December 31, 2020.

Results of Operations for the Three- and Nine-Month Periods Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the three- and nine-month periods ended September 30, 2021 and 2020:

	Three-Month Period Ended		Nine-Month Period Ended
(In thousands except for per share amounts)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest Income (Expense)
Interest income	$5,463	$7,776	$21,873	$21,146
Interest expense	(552)	(819)	(1,994)	(9,249)
Net interest income	4,911	6,957	19,879	11,897
Expenses
Management fees to affiliate	598	611	1,821	1,731
Other operating expenses	844	795	2,618	2,694
Total expenses	1,442	1,406	4,439	4,425
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	(2,858)	412	(20,304)	29,138
Net realized and change in net unrealized gains (losses) on financial derivatives	249	2,155	1,314	(23,892)
Total Other Income (Loss)	(2,609)	2,567	(18,990)	5,246
Net Income (Loss)	$860	$8,118	$(3,550)	$12,718
Net Income (Loss) Per Common Share	$0.07	$0.66	$(0.28)	$1.03
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

The following table reconciles, for the three- and nine-month periods ended September 30, 2021 and 2020, Core Earnings to the line on the Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable GAAP measure:

	Three-Month Period Ended		Nine-Month Period Ended
(In thousands except for share amounts)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net Income (Loss)	$860	$8,118	$(3,550)	$12,718
Adjustments:
Net realized (gains) losses on securities	(1,425)	(4,987)	(5,358)	(11,255)
Change in net unrealized (gains) losses on securities	4,283	4,575	25,662	(17,883)
Net realized (gains) losses on financial derivatives	3,042	648	5,971	15,599
Change in net unrealized (gains) losses on financial derivatives	(3,291)	(2,803)	(7,285)	8,293
Net realized gains (losses) on periodic settlements of interest rate swaps	(791)	(271)	(1,432)	(161)
Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	123	(148)	(173)	(401)
Non-recurring expenses	—	39	58	351
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	1,213	(405)	(1,495)	4,059
Subtotal	3,154	(3,352)	15,948	(1,398)
Core Earnings	$4,014	$4,766	$12,398	$11,320
Weighted Average Shares Outstanding	12,921,649	12,323,044	12,567,849	12,359,007
Core Earnings Per Share	$0.31	$0.39	$0.99	$0.92
Results of Operations for the Three-Month Periods Ended September 30, 2021 and 2020
Net Income (Loss)
Net income (loss) for the three-month period ended September 30, 2021 was $0.9 million, as compared to $8.1 million for the three-month period ended September 30, 2020. The decrease in our results of operations period over period was primarily due to net realized and change in unrealized losses on securities and financial derivatives for the three-month period ended September 30, 2021, as compared to net realized and change in unrealized gains on securities and financial derivatives for the three-month period ended September 30, 2020, as well as a decrease in interest income.
Interest Income
Our portfolio as of both September 30, 2021 and 2020 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $5.4 million and $7.8 million in interest income on these securities for the three-month periods ended September 30, 2021 and 2020, respectively. The period-over-period decrease in interest income primarily resulted from lower average weighted average yields in our Agency RMBS portfolio which more than offset higher average holdings in that portfolio. The Catch-up Premium Amortization Adjustment causes variability in our interest income and portfolio yields. For the three-month period ended September 30, 2021, we had a negative Catch-up Premium Amortization Adjustment of approximately $(1.2) million, which decreased interest income. For the three-month period ended September 30, 2020, we had a positive Catch-up Premium Amortization Adjustment of approximately $0.4 million, which increased interest income. Excluding the Catch-up Premium Amortization Adjustments, the weighted average yield of our overall portfolio was 2.30% and 2.68% for the three-month periods ended September 30, 2021 and 2020, respectively.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended September 30, 2021 and 2020:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended September 30, 2021	$5,249	$1,145,912	1.83%	$174	$7,352	9.48%	$5,423	$1,153,264	1.88%
Three-month period ended September 30, 2020	$7,191	$1,064,940	2.70%	$566	$33,472	6.76%	$7,757	$1,098,412	2.82%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the three-month periods ended September 30, 2021 and 2020, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the three-month period ended September 30, 2021 was $0.6 million, which primarily consisted of $0.5 million of interest expense on our repo borrowings. Our total interest expense for the three-month period ended September 30, 2020 was $0.8 million, which represented interest expense on our repo borrowings. The period-over-period decrease in our total interest expense resulted mainly from significantly lower rates on our repo borrowings stemming from the decrease in short-term interest rates, as well as a significant decline in financing spreads.
The following table shows information related to our average cost of funds(1) for the three-month periods ended September 30, 2021 and 2020:

	Repurchase Agreements			Interest Rate Swaps(2)		Short U.S. Treasury Securities(2)(3)		Total(2)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Adjustment to Average Cost of Funds	Interest expense	Adjustment to Average Cost of Funds	Interest and net periodic expense paid or payable	Adjusted Average Cost of Funds
(In thousands)
Three-month period ended September 30, 2021	$1,114,820	$490	0.17%	$653	0.23%	$44	0.02%	$1,187	0.42%
Three-month period ended September 30, 2020	$1,030,402	$809	0.31%	$409	0.16%	$—	—%	$1,218	0.47%
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
For the three-month periods ended September 30, 2021 and 2020, average one-month LIBOR was 0.09% and 0.16%, respectively. For the three-month periods ended September 30, 2021 and 2020, average six-month LIBOR was 0.15% and 0.31%, respectively. For the three-month period ended September 30, 2021, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 2.30%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 0.42%, resulting in a net interest margin of 1.88%. By comparison, for the three-month period ended September 30, 2020, the weighted average yield of our Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 2.68%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 0.47%, resulting in a net interest margin of 2.21%.
Management Fees
For each of the three-month periods ended September 30, 2021 and 2020, our management fee expense was approximately $0.6 million. Management fees are calculated based on our shareholders' equity at the end of each quarter.

Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. For each of the three-month periods ended September 30, 2021 and 2020, our other operating expenses were approximately $0.8 million.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the three-month period ended September 30, 2021, Other income (loss) was $(2.6) million, consisting primarily of net realized and unrealized losses of $(2.9) million on securities partially offset by net realized and unrealized gains of $0.2 million on our financial derivatives. Net realized and unrealized losses of $(2.9) million on securities primarily consisted of approximately $(2.5) million on our Agency RMBS and approximately $(0.3) million on our non-Agency RMBS and U.S. Treasury securities. Net realized and unrealized gains of $0.2 million on our financial derivatives primarily consisted of $(1.3) million on our net TBA position, partially offset by net realized and change in net unrealized gains of $1.6 million on our interest rate swaps and futures. During the quarter, incrementally higher mortgage rates led to reduced expectations for prepayment rates and boosted higher-coupon RMBS, while lower-coupon RMBS underperformed. We had net realized and unrealized losses on our specified pools, which were concentrated on our lower-coupon holdings. With the increase in interest rates toward quarter end, our interest rate swaps and U.S. Treasury futures generated net gains; these were roughly offset by net losses on our short TBA investments, which were concentrated in higher coupon holdings, and U.S. Treasury securities.
For the three-month period ended September 30, 2020, Other income (loss) was $2.6 million, consisting primarily of net realized and change in net unrealized gains of $2.2 million on our financial derivatives and $1.4 million on our non-Agency RMBS, partially offset by net realized and change in net unrealized losses of $(1.0) million on our Agency RMBS. During the three-month period ended September 30, 2020, we turned over approximately 16% of our Agency RMBS portfolio and 55% of our non-Agency RMBS portfolio, as measured by sales and excluding paydowns. As a result of these opportunistic sales, we generated net realized gains of $3.2 million and $1.7 million on our Agency and non-Agency RMBS, respectively. These realized gains were partially offset by unrealized losses, primarily on our Agency RMBS, as prices decreased slightly quarter over quarter. We had net gains on our financial derivatives of $2.2 million, which consisted primarily of net realized and unrealized gains of $2.0 million on our TBA positions. During the three-month period ended September 30, 2020 we continued to increase our holdings of long TBAs held for investment, which we concentrated in current coupon production. These investments performed well, driven by Federal Reserve purchasing activity.
Results of Operations for the Nine-Month Periods Ended September 30, 2021 and 2020
Net Income (Loss)
Net income (loss) for the nine-month period ended September 30, 2021 was $(3.6) million, as compared to $12.7 million for the nine-month period ended September 30, 2020. The reversal in our results of operations period over period was primarily due to total other losses for the nine-month period ended September 30, 2021, as compared to total other gains for the nine-month period ended September 30, 2020.
Interest Income
Our portfolio as of both September 30, 2021 and 2020 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $21.8 million and $20.7 million in interest income on these securities for the nine-month periods ended September 30, 2021 and 2020, respectively. The period-over-period increase in interest income primarily resulted from higher yields on our Agency RMBS portfolio. The Catch-up Premium Amortization Adjustment causes variability in our interest income and portfolio yields. For the nine-month period ended September 30, 2021 we had a positive Catch-up Premium Amortization Adjustment of approximately $1.5 million, which increased interest income. For the nine-month period ended September 30, 2020, we had a negative Catch-up Premium Amortization Adjustment of approximately $(4.1) million, which decreased interest income. Excluding the Catch-up Premium Amortization Adjustments, the weighted average yield of our overall portfolio was 2.38% and 2.91% for the nine-month periods ended September 30, 2021 and 2020, respectively.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the nine-month periods ended September 30, 2021 and 2020:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Nine-month period ended September 30, 2021	$21,215	$1,126,829	2.51%	$569	$8,756	8.66%	$21,784	$1,135,585	2.56%
Nine-month period ended September 30, 2020	$19,527	$1,112,869	2.34%	$1,198	$21,329	7.49%	$20,725	$1,134,198	2.44%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the nine-month periods ended September 30, 2021 and 2020, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the nine-month period ended September 30, 2021 was $2.0 million, which primarily consisted of $1.6 million of interest expense on our repo borrowings, and $0.3 million of interest expense related to our short positions in U.S. Treasury securities. Our total interest expense for the nine-month period ended September 30, 2020 was $9.2 million, of which $9.0 million represented interest expense on our repo borrowings, and $0.2 million represented interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period decrease in our total interest expense resulted mainly from significantly lower rates on our repo borrowings stemming from the decrease in short-term interest rates, as well as a significant decline in financing spreads.
The following table shows information related to our average cost of funds(1) for the nine-month periods ended September 30, 2021 and 2020:

	Repurchase Agreements			Interest Rate Swaps(2)		Short U.S. Treasury Securities(2)(3)		Total(2)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Adjustment to Average Cost of Funds	Interest expense	Adjustment to Average Cost of Funds	Interest and net periodic expense paid or payable	Adjusted Average Cost of Funds
(In thousands)
Nine-month period ended September 30, 2021	$1,107,704	$1,645	0.20%	$1,576	0.19%	$323	0.04%	$3,544	0.43%
Nine-month period ended September 30, 2020	$1,084,186	$9,020	1.11%	$533	0.07%	$198	0.02%	$9,751	1.20%
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
For the nine-month periods ended September 30, 2021 and 2020, average one-month LIBOR was 0.10% and 0.65%, respectively. For the nine-month periods ended September 30, 2021 and 2020, average six-month LIBOR was 0.18% and 0.84%, respectively. For the nine-month period ended September 30, 2021, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 2.38%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 0.43%, resulting in a net interest margin of 1.95%. By comparison, for the nine-month period ended September 30, 2020, the weighted average yield of our Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 2.91%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.20%, resulting in a net interest margin of 1.71%.

Management Fees
For the nine-month periods ended September 30, 2021 and 2020, our management fee expense was approximately $1.8 million and $1.7 million, respectively. Management fees are calculated based on our shareholders' equity at the end of each quarter. The increase in management fee expense period over period was due to a larger capital base at each quarter end in 2021, as compared to the respective quarter ends in 2020.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. For the nine-month periods ended September 30, 2021 and 2020, our other operating expenses were approximately $2.6 million and $2.7 million, respectively. The decrease in other operating expenses for the nine-month period ended September 30, 2021 was primarily due to a decrease in professional fees partially offset by an increase in compensation expense.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the nine-month period ended September 30, 2021, Other income (loss) was $(19.0) million, consisting primarily of net realized and unrealized losses of $(20.3) million on securities partially offset by net realized and unrealized gains of $1.3 million on our financial derivatives. Net realized and unrealized losses of $(20.3) million on securities primarily consisted of $(22.9) million of net realized and unrealized losses on our Agency RMBS which were partially offset by net realized gains of $2.4 million on our short U.S. Treasury securities. Net realized and unrealized gains of $1.3 million on our financial derivatives primarily consisted of $4.5 million of net realized and unrealized gains on our swaps and futures partially offset by net realized and unrealized losses of $(3.2) million on our TBAs, where net gains on our higher-coupon short holdings were exceeded by net losses on our lower-coupon long holdings. During the period, actual and implied interest rate volatility rose and long-term interest rates increased significantly. Yield spreads on our Agency RMBS holdings widened and prices declined, leading to net realized and unrealized losses. For the nine-month period ended September 30, 2021, net realized and unrealized gains of $2.4 million and $1.3 million on our short U.S. Treasury securities and our financial derivatives, respectively, were primarily the result of the increase in long-term interest rates.
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
As of September 30, 2021 and December 31, 2020, we had $1.1 billion and $1.0 billion outstanding under our repurchase agreements, respectively. As of September 30, 2021, our outstanding repurchase agreements were with 15 counterparties.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of September 30, 2021 and December 31, 2020, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 5.1% and 5.3%, respectively.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
September 30, 2021	$1,062,197	$1,114,820	$1,140,182
June 30, 2021	1,135,497	1,166,954	1,196,779
March 31, 2021	1,106,724	1,040,521	1,106,724
December 31, 2020	1,015,245	1,033,128	1,050,840
September 30, 2020	1,061,640	1,030,402	1,096,065
June 30, 2020	909,821	941,242	920,712
March 31, 2020(1)	1,109,342	1,281,507	1,308,377
December 31, 2019	1,296,272	1,301,270	1,319,839
September 30, 2019	1,337,984	1,369,722	1,374,080
June 30, 2019	1,442,043	1,412,434	1,442,043
March 31, 2019	1,427,147	1,422,333	1,427,147
December 31, 2018	1,481,561	1,456,905	1,481,561
(1)For the quarter ended March 31, 2020 in response to significant volatility and heightened risks in the financial markets as a result of the spread of COVID-19, we significantly reduced our outstanding borrowings to lower leverage and increase our liquidity.
As of September 30, 2021, we had an aggregate amount at risk under our repurchase agreements with 15 counterparties of $53.2 million. As of December 31, 2020, we had an aggregate amount at risk under our repurchase agreements with 15 counterparties of $53.7 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. If the amounts outstanding under repurchase agreements with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk under our repurchase agreements as of September 30, 2021 and December 31, 2020 does not include $2.8 million and $2.9 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
Our derivatives are predominantly subject to bilateral master trade agreements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the "Dodd-Frank Act." We may be required to deliver or receive cash or securities as collateral upon entering into derivative transactions. Changes in the relative value of derivative transactions may require us or the counterparty to post or receive additional collateral. Entering into derivative contracts involves market risk in excess of amounts recorded on our balance sheet. In the case of cleared derivatives, the clearinghouse becomes our counterparty and the future commission merchant acts as an intermediary between us and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral.
As of September 30, 2021, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with two counterparties of approximately $11.7 million. As of December 31, 2020, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with two counterparties of approximately $5.1 million. We also had $3.9 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of September 30, 2021, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with four counterparties of approximately $4.3 million. As of December 31, 2020, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with four counterparties of approximately $3.5 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of $61.2 million and $58.2 million as of September 30, 2021 and December 31, 2020, respectively.

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
Nine-Month Period Ended September 30, 2021

	Dividend Per Share		Dividend Amount	Declaration Date	Record Date	Payment Date
			(In thousands)
Third Quarter	$0.30	3	$3,881	September 14, 2021	September 30, 2021	October 25, 2021
Second Quarter	0.30		3,876	June 9, 2021	June 30, 2021	July 26, 2021
First Quarter	0.28		3,456	March 3, 2021	March 31, 2021	April 26, 2021
Nine-Month Period Ended September 30, 2020

	Dividend Per Share		Dividend Amount	Declaration Date	Record Date	Payment Date
			(In thousands)
Third Quarter	$0.28	3	$3,454	September 10, 2020	September 30, 2020	October 26, 2020
Second Quarter	0.28		3,450	June 10, 2020	June 30, 2020	July 27, 2020
First Quarter	0.28		3,449	March 4, 2020	March 31, 2020	April 27, 2020
In October 2021, the Company shifted from declaring and paying dividends on a quarterly basis and expects to declare and pay dividends on a monthly basis going forward. On October 7, 2021, the Board of Directors approved a monthly dividend in the amount of $0.10 per share payable on November 26, 2021 to stockholders of record as of October 29, 2021.
On November 5, 2021, the Board of Directors approved a monthly dividend in the amount of $0.10 per share payable on December 27, 2021 to stockholders of record as of November 30, 2021.
For the nine-month period ended September 30, 2021, our operating activities provided net cash of $21.7 million and our investing activities used net cash of $50.9 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) provided net cash of $36.0 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $6.8 million. We also received net proceeds from the issuance of common shares of $7.4 million. We used $10.8 million to pay dividends and $0.4 million to pay various offering expenses. As a result of these activities, there was an increase in our cash holdings of $3.0 million, from $58.2 million as of December 31, 2020 to $61.2 million as of September 30, 2021.
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
On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. Under the current repurchase program adopted on June 13, 2018, we have repurchased 434,171 common shares through November 5, 2021 at an average price per share of $9.45 and an aggregate cost of $4.1 million, and have authorization to repurchase an additional 765,829 common shares. We did not purchase any shares during the three- or nine-month periods ended September 30, 2021.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both September 30, 2021 and December 31, 2020, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of September 30, 2021, we had $1.1 billion of outstanding borrowings with 15 counterparties.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
Interest Rate Risk
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with most of our assets and liabilities. For some securities in our portfolio, the coupon interest rates on, and therefore also the values of, such securities are highly sensitive to interest rate movements, such as inverse floating rate RMBS, which benefit from falling interest rates. Our repurchase agreements generally have maturities of up to 364 days and carry interest rates that are determined by reference to a benchmark rate such as LIBOR or SOFR for those same periods. Whenever one of our fixed-rate repo borrowings matures, it will generally be replaced with a new fixed-rate repo borrowing based on market interest rates prevailing at such time. Subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we opportunistically hedge our interest rate risk by entering into interest rate swaps, TBAs, U.S. Treasury securities, Eurodollar and U.S. Treasury futures, and other instruments. In general, such hedging instruments are used to mitigate the interest rate risk arising from the mismatch between the duration of our financed Agency RMBS and the duration of the liabilities used to finance such assets.
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of September 30, 2021, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, excluding TBAs	$15,438	9.72%	$24,126	15.18%	$(22,190)	(13.97)%	$(51,128)	(32.18)%
Long TBAs	5,049	3.18%	8,122	5.11%	(7,023)	(4.42)%	(16,022)	(10.08)%
Short TBAs	(2,702)	(1.70)%	(3,684)	(2.32)%	4,421	2.78%	10,562	6.65%
Non-Agency RMBS	183	0.11%	405	0.26%	(144)	(0.09)%	(250)	(0.16)%
U.S. Treasury Securities, Interest Rate Swaps, and Futures	(18,424)	(11.60)%	(37,529)	(23.62)%	17,743	11.17%	34,804	21.90%
Repurchase and Reverse Repurchase Agreements	(814)	(0.51)%	(815)	(0.51)%	2,335	1.47%	4,670	2.94%
Total	$(1,270)	(0.80)%	$(9,375)	(5.90)%	$(4,858)	(3.06)%	$(17,364)	(10.93)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our September 30, 2021 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Special Note Regarding Forward-Looking Statements."
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On September 14, 2021, we issued 4,204 restricted common shares to each of Robert B. Allardice, III, David Miller, Ronald I. Simon, Ph.D., and Mary McBride, as compensation for serving as trustees. These restricted share grants were made pursuant to our 2013 Equity Incentive Plan and such grants were exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(a)(2) of the Securities Act.
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

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	November 5, 2021	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	November 5, 2021	By:	/s/ CHRISTOPHER SMERNOFF
Christopher Smernoff Chief Financial Officer (Principal Financial and Accounting Officer)