Form 10-K
period 2021-12-31
Ellington Residential Mortgage REIT
filed 2022-03-11
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2021, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common shares held by non-affiliates was $147,644,669 based on the closing price as reported by the New York Stock Exchange on that date.
Number of the Registrant's common shares outstanding as of March 4, 2022: 13,109,926
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement with respect to its 2022 Annual Meeting of Shareholders to be filed not later than May 2, 2022 are incorporated by reference into Part III hereof as noted therein.

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I
Item 1. Business
Except where the context suggests otherwise references in this Annual Report on Form 10-K to "we," "us," and "our" refer to Ellington Residential Mortgage REIT and its consolidated subsidiaries, including Ellington Residential Mortgage LP, our operating partnership subsidiary, which we refer to as our "Operating Partnership." We hold all of our assets and conduct all of our operations through our Operating Partnership. "Manager" refers to Ellington Residential Mortgage Management LLC, our external manager, and "Ellington" refers to Ellington Management Group, L.L.C. and its affiliated investment advisory firms, including our Manager. In certain instances, references to our Manager and services to be provided to us by our Manager may also include services provided by Ellington and its other affiliates from time to time. References to "Blackstone" mean The Blackstone Group Inc. The "Blackstone Funds" means the group of funds that are managed by an affiliate of Blackstone and that, together with Ellington, constituted our original group of investors.
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
We were formed through an initial strategic venture among affiliates of Ellington, an investment management firm and registered investment adviser with a 27-year history of investing in a broad spectrum of residential and commercial mortgage-backed securities, or "MBS," and related derivatives, and the Blackstone Funds. We have elected to be taxed as a real estate investment trust, or "REIT," for U.S. federal income tax purposes. We intend to maintain our exclusion from registration under the Investment Company Act.
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
Our Manager is responsible for administering our business activities and day-to-day operations and, pursuant to a services agreement between our Manager and Ellington, relies on the resources of Ellington to support our operations. Ellington has well-established portfolio management resources for each of our targeted asset classes and an established infrastructure supporting those resources. Through our relationship with our Manager, we benefit from Ellington's highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community, financial and capital structuring skills, investment surveillance capabilities, and operational expertise. Ellington's analytic approach to the investment process involves collection of substantial amounts of data regarding historical performance of RMBS collateral and RMBS market transactions. Ellington analyzes this data to identify possible relationships and trends and develops financial models used to support our investment and risk management process. In addition, throughout Ellington's 27-year history of investing in RMBS and related derivatives, it has developed strong relationships with a wide range of dealers and other market participants that provide Ellington access to a broad range of trading opportunities and market information. As a result, Ellington provides us with access to a wide variety of asset acquisition and disposition opportunities and information that assist us in making asset management decisions across our targeted asset classes, which we believe provides us with a significant competitive advantage. We also benefit from Ellington's finance, accounting, operational, legal, compliance, and administrative functions.
As of December 31, 2021, Ellington had over 170 employees and had assets under management of approximately $13.3 billion, of which (i) approximately $7.9 billion consisted of our company, as well as Ellington Financial Inc., a Delaware corporation that elected to be taxed as a REIT (NYSE: EFC), and various hedge funds and other alternative investment vehicles that employ financial leverage, and (ii) approximately $5.4 billion consisted of accounts that do not employ financial leverage. The $13.3 billion and $7.9 billion in assets under management include approximately $1.2 billion in Ellington-managed CLOs. For these purposes, the Ellington-managed CLO figure represents the aggregate outstanding balance of CLO notes and market value of CLO equity, excluding any notes and equity held by other Ellington-managed funds and accounts.
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
Our strategy is adaptable to changing market environments, subject to compliance with the income and other tests that will allow us to maintain our qualification as a REIT for U.S. federal income tax purposes and to maintain our exclusion from registration as an investment company under the Investment Company Act. As a result, although we intend to focus on the acquisition and management primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS, residential mortgage loans, MSRs, CRTs, and CMBS, our acquisition and management decisions will depend on prevailing market conditions and our targeted asset classes may vary over time in response to market conditions. To the extent that we acquire MSRs or engage in other strategies including certain relative value trading strategies, it may be necessary to conduct such activities through a taxable REIT subsidiary, or "TRS." The income from any such activities conducted through a domestic TRS would be subject to U.S. federal and state corporate income tax, as applicable. Our Manager is authorized to follow very broad investment guidelines and, as a result, we cannot predict our portfolio composition. We may change our strategy and policies without a vote of our shareholders. Moreover, although our independent trustees may periodically review our investment guidelines and our portfolio, they generally do not review our proposed asset acquisitions or asset management decisions.
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
Investment Process
Our investment process benefits from the resources and professionals of our Manager and Ellington. The process is managed by an investment and risk management committee, which includes, among others, the following three officers of our Manager: Mr. Vranos, Mr. Penn, and Mr. Tecotzky. These officers of our Manager also serve as our Co-Chief Investment Officer, President and Chief Executive Officer, and Co-Chief Investment Officer, respectively. The investment and risk management committee operates under investment guidelines and meets periodically to develop a set of preferences for the composition of our portfolio. The primary focus of the investment and risk management committee is to review and approve our investment policies and our portfolio composition and related compliance with our investment policies and guidelines. Under the management agreement between us and our Manager, our Manager has the authority to enter into transactions consistent with our investment guidelines, subject to the oversight of our Board of Trustees.
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
Valuation of Assets
Our Manager's valuation committee directs our valuation process, which is also subject to the oversight of our independent trustees. See Note 2 of the notes to consolidated financial statements included in this report for a discussion of our valuation process.
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
Our Financing Strategies and Use of Leverage
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. As of December 31, 2021, all of our debt financings consisted of repos. In a repo, we sell an asset to a counterparty at a discounted value, or the loan amount, and simultaneously agree to repurchase the same asset from such counterparty at a future date at a price equal to the loan amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repos are accounted for as collateralized borrowings. During the term of a repo, we generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our repos are often used to purchase the asset subject to the transaction, our financing arrangements do not restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our repo arrangements are typically documented under the standard form master repurchase agreement of the Securities Industry and Financial Markets Association, with the ability for both parties to request margin (i.e., to demand that the other party post additional collateral or repay a portion of the funds advanced) should the value of the underlying assets and posted collateral change. As the value of our collateral fluctuates, we and our repo counterparties are required to post additional margin collateral to each other from time to time as part of the normal course of our business. Our repo financing counterparties generally have the right, to varying degrees, to determine the value of the underlying collateral for margining purposes, subject to the terms and conditions of our agreement with the counterparty, including in certain cases our right to dispute the counterparty's valuation determination. As of December 31, 2021, we had approximately $1.1 billion outstanding under repos with 15 counterparties, and given that we had approximately $154.2 million of shareholders' equity as of December 31, 2021, our debt-to-equity ratio was 6.9 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings.
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
Term and Termination
The current term of the management agreement will expire in September 2022 and will be automatically renewed for a one-year term on such date and on each anniversary of such date thereafter unless terminated as described below.
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
Conflicts of Interest; Equitable Allocation of Opportunities
Ellington manages various other clients that have strategies that are similar to, or overlap with, our strategy, including Ellington Financial Inc. As of December 31, 2021, Ellington managed various funds, accounts, and other vehicles, comprising approximately $11.6 billion of assets under management (excluding our assets but including $5.4 billion of accounts that do not employ financial leverage), with strategies that are similar to, or that overlap with, our strategy. Ellington makes available to our Manager all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington's written investment allocation policy, subject to the exception that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington's other accounts in all such opportunities. Ellington's investment and risk management committee and its compliance committee (headed by its Chief Compliance Officer) are responsible for monitoring the administration of, and facilitating compliance with, Ellington's investment allocation procedures and policies.
Because Agency pass-through certificates, Agency and non-Agency CMOs, and certain other asset classes in which we invest are typically available only in specified quantities and are also targeted assets for certain other Ellington accounts, Ellington often is not able to buy as much of any given asset as required to satisfy the needs of all of its accounts. In these cases, Ellington's investment allocation procedures and policies typically allocate such assets to multiple accounts in proportion to their needs and available capital. Ellington may at times allocate opportunities on a preferential basis to accounts that are in a "start-up" or "ramp-up" phase. The policies permit departure from such proportional allocation under certain other circumstances, including, for example, when such allocation would result in an inefficiently small amount of the security or assets being purchased for an account. In that case, the policies allow for a protocol of allocating assets so that, on an overall basis, each account is treated equitably. In addition, as part of these policies, we may be excluded from specified allocations of assets for tax, regulatory, risk management, or similar reasons.
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

Competition
In acquiring our assets, we compete with other mortgage REITs, specialty finance companies, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, and other entities. Many of our competitors are significantly larger than us, have greater access to capital and other resources, and may have other advantages over us. Our competitors may include other investment vehicles managed by Ellington or its affiliates, including Ellington Financial Inc. In addition to existing companies, other companies may be organized for similar purposes in the future, including companies focused on purchasing mortgage assets. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the market price of our common shares. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common shares. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets, or pay higher prices, than we can.
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
•The planned discontinuation of LIBOR and transition from LIBOR to an alternative reference rate may adversely affect the value and liquidity of the financial obligations to be held or issued by us that are linked to LIBOR.
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
•We could be subject to liability for potential violations of various federal, state and local laws and regulations, including predatory lending laws, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
Risks Related to the COVID-19 Pandemic
•The global outbreak of the COVID-19 pandemic has adversely affected, and could again adversely affect, our business, financial condition, liquidity, and results of operations.
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

The above list is not exhaustive, and we face additional challenges and risks. Please carefully consider all of the information in this Report, including the matters set forth below in this Item 1A.

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
In May 2020, the FHFA announced new capital rules for the GSEs intended to rebuild the GSEs’ capital bases in advance of leaving conservatorship. On June 30, 2020, the proposed rule for the GSEs was published in the Federal Register, and on December 17, 2020, the final rule was published with an effective date of February 16, 2021. In January 2021, the FHFA and the U.S. Treasury agreed to modifications to the PSPAs that will permit Fannie Mae and Freddie Mac to continue to retain earnings until they satisfy the requirements of the new capital rules. In May 2021, the FHFA published a final rule that requires Fannie Mae and Freddie Mac to develop credible resolutions plans, also known as “living wills,” to facilitate an orderly resolution of the GSEs should the FHFA be appointed their receiver. However, no definitive proposals or legislation have been released or enacted with respect to ending the conservatorship, unwinding the GSEs, or materially reducing the roles of the GSEs in the U.S. mortgage market, and it is not possible at this time to predict the scope and nature of the actions that the U.S. Government will ultimately take with respect to these GSEs.
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
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. During 2020, in response to the negative economic effects caused by the COVID-19 pandemic, the U.S. Federal Reserve, or the "Federal Reserve," decreased the target range for the federal funds rate from 1.50%—1.75% to 0.00%—0.25% and maintained that range throughout 2021. However, leading up to 2019, the Federal Reserve had been increasing the target range for the federal funds rate, and it has recently signaled that one or more increases could occur in the near future, in response to the recent high rates of inflation and economic growth, as well as low rates of unemployment. The future path of interest rates is highly uncertain.
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
Also during 2020, the Federal Reserve reduced the target range for the federal funds rate to 0.00%–0.25%, committed to purchase U.S. Treasury securities and Agency MBS without explicit limits on the amounts purchased, and announced several funding and liquidity programs. These actions put downward pressure on interest rates and stabilized repo markets. Among other effects, low interest rates can increase prepayment rates (resulting from lower long-term interest rates, including mortgage rates), impact the shape of the yield curve, and cause a narrowing of our net interest margin.
In November 2021, the Federal Reserve began to withdraw some of the quantitative easing support that it had implemented in response to the COVID-19 pandemic. It commenced the tapering of its asset purchases of U.S. Treasury securities and Agency RMBS and subsequently accelerated that tapering in December 2021. Withdrawal of quantitative easing has caused, and could continue to cause, elevated market volatility and widening yield spreads. Such actions could have a material adverse effect on our investment portfolio and on the economy as a whole, which could adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders. In addition to the tapering of asset purchases described above, it is likely that the Federal Reserve will discontinue, modify or reverse other programs and actions that it had implemented in 2020 in response to the COVID-19 pandemic.
From December 2015 through December 2018, the Federal Reserve had been increasing the target range for the federal funds rate. Then, as noted above, in 2020 it reduced the target range for the federal funds rate to 0.00%–0.25% and maintained that target rate throughout 2021. However, in response to the recent high rates of inflation and of economic growth, as well as low rates of unemployment, the Federal Reserve has signaled that it is likely to increase the target range for the federal funds rate one or more times in the near future. See "—Increases in interest rates could adversely affect the value of our assets and cause our interest expense to increase, and increase the risk of default on our assets, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to shareholders" below. These and other actions by the Federal Reserve could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Conversely, if the negative economic effects of the COVID-19 pandemic again worsen and cause the Federal Reserve to implement additional quantitative easing or other similar programs designed to maintain interest rates or reduce them further, this could adversely impact our business, including lowering the yields that we are able to generate on our investments.
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
The planned discontinuation of LIBOR and transition from LIBOR to an alternative reference rate may adversely affect the value and liquidity of the financial obligations to be held or issued by us that are linked to LIBOR.
LIBOR is an indicative measure of the average interest rate at which major global banks could borrow from one another and is used extensively as a “benchmark” or “reference rate” for various financial and commercial contracts. LIBOR is quoted in multiple currencies and multiple time frames using data reported by private-sector banks.
On March 5, 2021, the ICE Benchmark Administration, (the current administrator of LIBOR), or the “IBA,” published a feedback statement stating that it would cease publishing USD LIBOR on December 31, 2021 for the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. In light of these announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined, or any regulatory activity related to LIBOR’s phaseout, could cause LIBOR to behave differently than in the past or cease to exist.
In anticipation of the discontinuation of LIBOR in the U.S., the Alternative Reference Rates Committee, or "ARRC," a group convened by the Federal Reserve Board and the Federal Reserve Bank of New York consisting of large U.S. financial institutions, regulators and other private and public-sector entities, has identified the Secured Overnight Financing Rate, or "SOFR," as its preferred alternative rate to take the place of US Dollar LIBOR. On July 29, 2021, ARRC formally recommended SOFR as its preferred alternative replacement rate for LIBOR, and on December 3, 2021, ARCC announced statutory fallback recommendations for one week and two-month USD LIBOR tenors. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.
Although the U.S. Treasury-backed overnight repo market is highly liquid, the market for determining forward-looking SOFR rates is not as robust. In addition, there are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in higher interest costs for us, which could have a material adverse effect on our operating results. Although SOFR is ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. In addition, the planned discontinuation of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing, and the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. As a result, we cannot reasonably estimate the impact of the transition at this time. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, liability management and other aspects of our business.
Additionally, certain of our LIBOR-based contracts that may be in effect at the time of LIBOR discontinuation may not contain fallback language in the event LIBOR is unavailable or may not contain fallback language that contemplates the permanent discontinuation of LIBOR. Consequently, there is uncertainty as to how our LIBOR-based financial instruments may react to its discontinuation. While legislation passed by New York State in April 2021 was designed to address situations where there is no fallback language in a LIBOR-based contract, there is still uncertainty as to how the legislation will be applied for certain investments, and other investments will likely not be covered by the legislation.

LIBOR being discontinued as a benchmark may also cause one or more of the following to occur, among other impacts: (i) there may be an increase in the volatility of LIBOR prior to its discontinuation; (ii) there may be an increase in price volatility with respect to our LIBOR-based investments and/or a reduction in the value of our LIBOR-based investments; (iii) there may be a reduction in our ability to effectively hedge interest rate risks; and (iv) we may incur losses from hedging disruptions. In addition, we have received notices from certain of our swap dealers indicating that they are, albeit with relatively broad exceptions, prohibited from entering into new U.S. Dollar LIBOR contracts after December 31, 2021. There is no certainty as to what rate or rates may become market-accepted alternatives to LIBOR or how those alternatives may impact us.
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

We could be subject to liability for potential violations of various federal, state and local laws and regulations, including predatory lending laws, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
In addition, our declaration of trust provides that our Board of Trustees may authorize us to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interests to qualify as a REIT. These changes could materially adversely affect our business, financial condition and results of operations and our ability to pay dividends to our shareholders. Any such change may increase our exposure to the risks described herein or expose us to new risks that are not currently contemplated.
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
Risks Related to the COVID-19 Pandemic
The global outbreak of the COVID-19 pandemic has adversely affected, and could again adversely affect, our business, financial condition, liquidity, and results of operations.
The COVID-19 pandemic has negatively affected our business, and we believe that it could do so again. This pandemic caused significant volatility and disruption in the financial markets both globally and in the United States. If COVID-19 continues to spread, efforts to contain COVID-19 are unsuccessful, or the United States experiences another highly infectious or contagious disease in the future, our business, financial condition, liquidity, and results of operations could be materially and adversely affected. The ultimate severity and duration of such effects would depend on future developments that are highly uncertain and difficult to predict, including the geographic spread of the disease, the overall severity of the disease, the duration of the outbreak, the timing and effectiveness of vaccines, the measures that may be taken by various governmental authorities in response to the outbreak (such as quarantines and travel restrictions) and the possible further impacts on the national and global economies. The continued spread of COVID-19, or an outbreak of another highly infectious or contagious disease in the future, could also negatively impact the availability of key personnel necessary to conduct our business.
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
The COVID-19 pandemic and certain of the actions taken to reduce the spread of the disease, based on governmental mandates and recommendations, including restrictions on travel, restrictions on the ability of individuals to assemble in groups, and restrictions on the ability of certain businesses to operate, have resulted in lost business revenue, rapid and significant increases in unemployment, and changes in consumer behavior, all of which have materially and adversely affected the economy. As a result, there was a significant nationwide increase in loan delinquencies, forbearances, deferments, and modifications in the first half of 2020, which, if a similar increase were to occur, could adversely affect our results of operations. Future outbreaks involving other highly infectious or contagious diseases could have similar adverse effects.
Our inability to access funding, or to access funding on terms that we believe are reasonable or attractive, particularly as a result of future market dislocations resulting from the COVID-19 pandemic or as a result of other future outbreaks involving other highly infectious or contagious diseases, could have a material adverse effect on our financial condition.
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
Governments have adopted, and we expect will continue to adopt, policies, laws, and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial, and mortgage markets that it has caused. We cannot assure you that these programs will be effective, sufficient, or otherwise have a positive impact on our business. Furthermore, such programs could also have a material adverse effect on our business. As a result of financial difficulties due to the COVID-19 pandemic, borrowers have requested, and could continue to request, forbearance or other relief with respect to their mortgage payments. In addition, across the country, moratoriums have been put in place in certain states to stop evictions and foreclosures in an effort to lessen the financial burden created by the COVID-19 pandemic, and various states have proposed or enacted regulation requiring servicers to formulate policies to assist mortgagors in need as a result of the COVID-19 pandemic. While some of these programs have been lifted or discontinued, other forbearance programs, foreclosure moratoriums or other programs or mandates may be imposed or extended, including those that will impact mortgage related assets. Moratoriums on foreclosures may significantly impair a servicer’s abilities to pursue loss mitigation strategies in a timely and effective manner, which could have a material adverse effect on our business.
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

Market disruptions caused by pandemics, such as the COVID-19 pandemic, have made it more difficult, and could continue to make it more difficult, for loan servicers to perform a variety of services, which may adversely impact our business and financial results.
The COVID-19 pandemic has made it more difficult, and could continue to make it more difficult, for loan servicers to perform a variety of services, which may adversely impact our business and financial results. As a result, if we invest in residential mortgage loans directly in the future, we could be materially and adversely affected if a mortgage servicer is unable to adequately or successfully service such residential mortgage loans or if any such servicer experiences financial distress. See "We rely on mortgage servicers for our loss mitigation efforts, and we also may engage in our own loss mitigation efforts with respect to whole mortgage loans and loan pools that we may purchase. Such loss mitigation efforts may be unsuccessful or not cost effective" above.
Market and economic disruptions caused by pandemics, such as the COVID-19 pandemic, have made it more difficult, and could in the future make it more difficult, for our Manager to determine the fair value of our investments.
Market and economic disruptions caused by the COVID-19 pandemic, have made it more difficult, and could in the future make it more difficult, for our Manager, and for the providers of third-party valuations that we use, to rely on market-based inputs in connection with the valuation of our assets under U.S. GAAP. The value of our common shares and our results of operations could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal. See “Valuations of some of our assets are inherently uncertain, may be based on estimates, may fluctuate over short periods of time, and may differ from the values that would have been used if a ready market for these assets existed” above.
Measures intended to prevent the spread of COVID-19 have disrupted our ability to operate our business, and could continue to do so in the future.
In response to the outbreak of COVID-19 and the federal and state mandates implemented to control its spread, certain of Ellington's personnel, as well as third-party service providers that provide services to us, are working remotely. If these personnel are unable to work effectively as a result of the COVID-19 pandemic, including because of illness, quarantines, office closures, ineffective remote work arrangements, or technology failures or limitations, our operations would be adversely impacted. Further, remote work arrangements may increase the risk of cybersecurity incidents and cyber-attacks on us or our third-party service providers, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business, and damage to our reputation.
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
Termination of our management agreement without cause, including termination for poor performance or non-renewal, is subject to several conditions which may make such a termination difficult and costly. The management agreement has a current term that expires on September 24, 2022, and will be automatically renewed for successive one-year terms thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. The management agreement provides that it may be terminated by us based on performance upon the affirmative vote of at least two-thirds of our Board of Trustees, or by a vote of the holders of at least a majority of our outstanding common shares, based either upon unsatisfactory performance by our Manager that is materially detrimental to us or upon a determination by our independent trustees that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent such a fee-based termination by accepting a mutually acceptable reduction of management fees. In the event we terminate the management agreement as discussed above or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to 5% of our shareholders' equity as of the month-end preceding the date of the notice of termination or non-renewal. These provisions will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.
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
The declaration, amount, nature, and payment of any future dividends on our common shares are at the sole discretion of our Board of Trustees. Under Maryland law, cash dividends on capital stock may only be paid if, after payment, the corporation will be able to pay its debts as they become due in the ordinary course of business; and the corporation’s assets will be greater than its liabilities, plus, unless the charter permits otherwise, the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights on dissolution are superior to those receiving the distribution. Further, even if we are permitted to pay a dividend under Maryland law, we may not have sufficient cash to pay dividends on our common shares. In addition, in order to preserve our liquidity, our Board of Trustees may declare all or any portion of a dividend to be payable in stock, may delay the record date or payment date for any previously declared, but unpaid, dividend, convert a previously declared, but unpaid, cash dividend on our common shares to a dividend paid partially or completely in common shares, or even revoke a declared, but unpaid, dividend.
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
We believe that we have been organized in conformity with, and have operated in a manner that has enabled us to meet, the requirements for qualification as a REIT under the Code. While we intend to continue to operate in a manner that will enable us to remain qualified as a REIT, we cannot assure you that we will remain qualified as a REIT.
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
In addition, we must also ensure that each taxable year we satisfy the REIT 75% and 95% gross income tests, which require that, in general, 75% of our gross income come from certain real estate-related sources and 95% of our gross income consist of gross income that qualifies for the 75% gross income test or certain other passive income sources. As a result of the requirement that we satisfy both the REIT 75% asset test and the REIT 75% and 95% gross income tests, we may be required to liquidate from our portfolio otherwise attractive investments or contribute such investments to a TRS, in which event they would be subject to regular corporate U.S. federal, state and local taxes assuming that the TRS is organized in the United States. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders. Generally, if we fail to comply with the income requirements at the end of any calendar year, we will lose our REIT qualification and may be subject to U.S. federal income tax and any applicable state and local taxes on all of our income.
Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our shareholders.
To qualify as a REIT, we must distribute to our shareholders each calendar year at least 90% of our REIT taxable income (including certain items of non-cash income), determined excluding any net capital gains and without regard to the deduction for dividends paid. Distributions of our taxable income must generally occur in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the year and if paid with or before the first regular dividend payment after such declaration. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:
•85% of our REIT ordinary income for that year;
•95% of our REIT capital gain net income for that year; and
•any undistributed taxable income from prior years.
We intend to distribute our taxable income to our shareholders in a manner intended to satisfy the 90% distribution requirement and to avoid the corporate income tax. These distributions will limit our ability to retain earnings and thereby replenish or increase capital from operations. However, there is no requirement that TRSs distribute their after-tax net income to their parent REIT.

Our taxable income may substantially exceed our net income as determined based on GAAP, because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. We have made an election under Section 475(f) of the Code to mark our securities to market, which may cause us to recognize taxable gains for a taxable year with respect to such securities without the receipt of any cash corresponding to such gains. Additionally, E&P in any foreign TRS are taxable to us, regardless of whether such earnings are distributed. Losses in our TRSs will not reduce our taxable income, and will generally not provide any benefit to us, except for being carried forward against future TRS taxable income in the case of a domestic TRS. Also, our ability, or the ability of our subsidiaries, to deduct interest may be limited under Section 163(j) of the Code. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. To the extent that we generate such non-cash taxable income in a taxable year or have limitations on our deductions, we may incur corporate income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to shareholders in that year. In that event, we may be required to use cash reserves, incur debt, sell assets, make taxable distributions of our shares or debt securities or liquidate non-cash assets at rates, at terms or at times that we regard as unfavorable, in order to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.
Conversely, from time to time, we may generate taxable income less than our income for financial reporting purposes due to GAAP and tax accounting differences or, as mentioned above, the timing between the recognition of taxable income and the actual receipt of cash. In such circumstances we may make distributions according to our business plan that are within our wherewithal from an economic or cash management perspective, but that are labeled as return of capital for tax reporting purposes, as they are in excess of taxable income in that period.
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
We intend to structure our foreign TRSs so that their income and operations will not be subject to U.S. federal, state and local income tax. For example, the Internal Revenue Code and the Treasury Regulations promulgated thereunder specifically provide that a non-U.S. corporation is not a U.S. trade or business and therefore is not subject to U.S. federal income tax if it restricts its activities in the United States to trading in stock and securities (or any activity closely related thereto) for its own account irrespective of whether such trading (or such other activity) is conducted by such a non-U.S. corporation or its employees through a resident broker, commission agent, custodian or other agent. However, there is no assurance that our foreign TRSs will successfully operate so that they are not subject to federal, state and local income tax. If the IRS successfully challenged that tax treatment, it would reduce the amount that those foreign TRSs would have available to pay to their creditors and to distribute to us. E&P in our foreign TRSs are taxable to us, and are not qualifying income for the purposes of the REIT

75% gross income tests, regardless of whether such earnings are distributed to us. In addition, losses in our foreign TRSs generally will not provide any tax benefit prior to liquidation.
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
Qualified dividend income payable to U.S. investors that are individuals, trusts, and estates is subject to the reduced maximum tax rate applicable to long-term capital gains. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. Rather, for taxable years beginning prior to January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including "qualified REIT dividends" (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations. To qualify for this deduction, the shareholder receiving such dividend must hold the dividend-paying REIT shares for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the shares become ex-dividend, and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. However, even if a domestic shareholder qualifies for this deduction, the effective rate for such REIT dividends still remains higher than the top marginal rate applicable to “qualified dividend income” received by U.S. individuals. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in the stocks of REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could adversely affect the value of the stock of REITs, including our common shares.
We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common shares.
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. Changes to the tax laws, with or without retroactive application, could significantly and negatively affect our shareholders or us. Several recent proposals have been made that would make substantial changes to the U.S. federal income tax laws. We cannot predict the long-term effect of any future changes on REITs or assure our shareholders that any such changes will not adversely affect the taxation of a shareholder. We and our shareholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.
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
A REIT's net income from prohibited transactions is subject to a 100% tax with no offset for losses. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we dispose of or securitize RMBS in a manner that was treated as dealer activity for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales or securitization structures, even though the transactions might otherwise be beneficial to us. Alternatively, in order to avoid the prohibited transactions tax, we may choose to implement certain transactions through a TRS, including by contributing or selling the assets to a TRS.
Although we expect to avoid the prohibited transactions tax by conducting the sale of property that may be characterized as dealer property through a TRS, such TRS will be subject to federal, state and local corporate income tax and may incur a significant tax liability as a result of those sales conducted through the TRS. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can satisfy certain safe-harbor provisions of the Code that would prevent such treatment. Moreover, no assurance can be given that the IRS will respect the transaction by which property that may be characterized as dealer property is contributed to the TRS. If any property sold is treated as property held for sale to customers or if the contribution of property is not respected, then we may be treated as having engaged in a prohibited transaction, and our net income therefrom would be subject to a 100% tax.
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

There can be no assurance that we will continue to qualify as a trader in securities eligible to make a mark-to-market election. We have not received, nor are we seeking, an opinion from counsel or a ruling from the IRS regarding our qualification as a trader. If the qualification for, or our application of, such election were successfully challenged by the IRS, in whole or in part, it could, depending on the circumstances, result in retroactive (or prospective) changes in the amount or timing of gross income we recognize, and potentially jeopardize our REIT qualification. Furthermore, the law is unclear as to the treatment of mark-to-market gains and losses under the various REIT tax rules, including, among others, the prohibited transaction and qualified liability hedging rules. While there is limited analogous authority, we treat any mark-to-market gains as qualifying income for purposes of the 75% gross income test to the extent that the gain is recognized with respect to a qualifying real estate asset, based on an opinion of Hunton Andrews Kurth LLP substantially to the effect that any such gains recognized with respect to assets that would produce qualifying income for purposes of the 75% and/or 95% gross income test, as applicable, if they were actually sold should be treated as qualifying income to the same extent for purposes of the 75% and/or 95% gross income test, as applicable, and any such gains should not be subject to the prohibited transaction tax. If the IRS were to successfully treat our mark-to-market gains as subject to the prohibited transaction tax or to successfully challenge the treatment or timing of recognition of our mark-to-market gains or losses with respect to our qualified liability hedges, we could owe material federal income or penalty tax or, in some circumstances, even fail to qualify as a REIT. Finally, mark-to-market gains and losses could cause volatility in the amount of our taxable income. For instance, the mark-to-market election could generate losses in one taxable year that we are unable to use to offset taxable income, followed by mark-to-market gains in a subsequent taxable year that force us to make additional distributions to our shareholders. Hence, the mark-to-market gains and losses could cause us to distribute more dividends to our shareholders in a particular period than would otherwise be desirable from a business perspective.
Our qualification as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets that we acquire, and the inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.
When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, the value of such securities, and also to what extent those securities constitute qualified real estate assets for purposes of the REIT asset tests and produce income which qualifies under the 75% gross income test. The inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax. Additionally, counsel is generally under no obligation to update any such opinions after they are issued. Hence, subsequent changes to the purchased securities or in the applicable law may cause such opinions to become inaccurate or outdated despite being accurate when issued and may also adversely affect our REIT qualification and result in significant corporate-level tax.
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
•our operating performance and the performance of other similar companies; and
•changes in accounting principles.

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
Climate change has the potential to impact the properties underlying our investments.
Currently, it is not possible to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions will impact the properties underlying our investments. However, any such future laws and regulations imposing reporting obligations, limitations on greenhouse gas emissions, or additional taxation of energy use could require the owners of properties to make significant expenditures to attain and maintain compliance. Any new legislative or regulatory initiatives related to climate change could adversely affect our business.
The physical impact of climate change could also have a material adverse effect on the properties underlying our investments. Physical effects of climate change such as increases in temperature, sea levels, the severity of weather events and the frequency of natural disasters, such as hurricanes, tropical storms, tornadoes, wildfires, floods and earthquakes, among other effects, could damage the properties underlying our investments. The costs of remediating or repairing such damage, or of investments made in advance of such weather events to minimize potential damage, could be considerable. Additionally, such actual or threatened climate change related damage could increase the cost of, or make unavailable, insurance on favorable terms on the properties underlying our investments. Such repair, remediation or insurance expenses could reduce the net operating income of the properties underlying our investments which may in turn adversely affect us.
We are subject to risks related to corporate social responsibility.
Our business faces public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our reputation if we or affiliates of our Manager are viewed as failing to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Investors are increasingly taking into account ESG factors, including climate risks, in determining whether to invest in companies. Adverse incidents with respect to ESG activities could impact the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new legislative or regulatory initiatives related to ESG could adversely affect our business.
We are largely dependent on external sources of capital in order to grow.
In order to qualify as a REIT, we generally will have to distribute to our stockholders 90% of our REIT taxable income. As with other mortgage REITs, the vast majority of our income is expected to constitute REIT taxable income, and therefore we expect to have to distribute, and not retain, the vast majority of our income. As a result, any material growth in our equity capital base must largely be funded by external sources of capital. Our access to external capital will depend upon a number of factors, including the market price of our common stock, the market’s perception of our financial condition and potential future earnings, and general market conditions.

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
We and Ellington cannot provide any assurance that, whether the result of regulatory inquiries or otherwise, neither we nor Ellington nor its affiliates will become subject to investigations, enforcement actions, fines, penalties or the assertion of private litigation claims or that, if any such events were to occur, they would not materially adversely affect us. For a discussion of these and other related risks, see "Risk Factors—General Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries and proceedings, or other legal proceedings" included in Part I, Item 1A of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Shareholders Matters, and Issuer Purchases of Equity Securities
Market Information
Our common shares have been listed on the New York Stock Exchange ("NYSE") under the symbol "EARN" since May 1, 2013.
Holders of Our Common Shares
Based upon a review of a securities position listing as of February 18, 2022, we had an aggregate of 109 holders of record and holders of our common shares who are nominees for an undetermined number of beneficial owners.
Unregistered Sales of Equity Securities
Pursuant to our 2013 Equity Incentive Plan, on December 16, 2021, we granted 11,299 restricted common shares to certain of our partially dedicated employees. The restricted common shares are subject to forfeiture restrictions that will lapse with respect to 5,650 of the common shares on December 16, 2022 and 5,649 of the common shares on December 16, 2023. Such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(a)(2) of the Securities Act.
Issuer Purchases of Equity Securities.
None.
Item 6. Reserved

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
We were initially formed through a strategic venture among affiliates of Ellington Management Group, L.L.C., an investment management firm and registered investment adviser with a 27-year history of investing in a broad spectrum of residential and commercial mortgage-backed securities, or "MBS," and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." We are externally managed and advised by our Manager, an affiliate of Ellington. Since our inception, the Blackstone Funds had held special non-voting membership interests in the holding company that owns our Manager. In August 2021, an Ellington affiliate purchased these special non-voting membership interests from the Blackstone Funds.
We use leverage in our Agency RMBS strategy and, while we have not done so meaningfully to date, we may use leverage in our non-Agency RMBS strategy as well, although we expect such leverage to be lower. We have financed our purchases of Agency RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of December 31, 2021, we had outstanding borrowings under repurchase agreements in the amount of $1.1 billion with 15 counterparties.
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
On April 2, 2021, we commenced an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $75.0 million of common shares from time to time. During the year ended December 31, 2021, we issued 163,269 common shares under the ATM program which provided $1.9 million of net proceeds after $29 thousand of agent commissions and offering costs.
On June 17, 2021, we completed a public follow-on offering of 3,250,000 common shares, of which 2,675,000 shares were sold by the Blackstone Funds and 575,000 shares were sold by us. The offering generated net proceeds to us of $7.1 million, after underwriters' discounts and commissions and offering costs.
As of December 31, 2021, our book value per share was $11.76 as compared to $13.48 as of December 31, 2020.
Trends and Recent Market Developments
Market Overview
•In 2021, the U.S. Federal Reserve, or the "Federal Reserve," maintained the target range of 0.00%—0.25% throughout the year, and for the first ten months of the year, it directed the Open Market Desk to increase its holdings of U.S. Treasury securities by $80 billion per month, and of Agency RMBS by $40 billion per month. This activity reflected a continuation of the Federal Reserve's response in 2020 to the negative economic effects caused by the COVID-19 pandemic when the Federal Reserve lowered the target range for the federal funds rate to 0.00%—0.25% from 1.50%—1.75%, committed to purchase U.S. Treasury securities and Agency MBS without explicit limits on the amounts purchased, and also announced several funding and liquidity programs.

At the end of the first quarter of 2021, the U.S. Congress passed the American Rescue Plan Act of 2021, which provided for an additional $1.9 trillion of COVID-related stimulus and economic aid. Additionally, in July, the Federal Reserve announced the establishment of a standing repurchase agreement facility to support financing markets.
At its November 2021 meeting, citing “the substantial further progress the economy has made,” the Federal Reserve announced a tapering schedule for its asset purchases, beginning with a reduction of its monthly net asset purchases by $10 billion for U.S. Treasury securities and by $5 billion for Agency RMBS in November; by an additional $10 billion for U.S. Treasury securities and $5 billion for Agency RMBS in December; and with an increasing pace of tapering anticipated in subsequent months, until incremental monthly net purchases reach zero. The Federal Reserve also noted that it expected elevated inflation to be “transitory.”
At its final meeting of the year, in December, “in light of inflation developments and the further improvement in the labor market,” the Federal Reserve announced that it would further accelerate the tapering of its asset purchases. Beginning in January 2022, it would reduce the monthly pace of net asset purchases by an additional $20 billion per month for U.S. Treasury securities and $10 billion per month for Agency RMBS, with an increasing pace of tapering in subsequent months, until incremental monthly net purchases reach zero. In addition, given the persistently high rate of inflation, the Federal Reserve shifted to a more hawkish position on interest rates, signaling that multiple increases of the target range for the federal funds rate could be imminent, and also that it could begin to reduce the size of the Federal Reserve’s balance sheet soon (as opposed to tapering net purchases to zero, but still maintaining the size of its balance sheet).
In December 2021, US consumer prices increased by 7% year-over-year, which was the fastest pace in nearly four decades. In a congressional hearing in January 2022, the Chairman of the Federal Reserve, Jerome Powell, discussed his focus on inflation and stated, “If we have to raise interest rates more over time, we will. The economy no longer needs or wants the very highly accommodative policies we have had in place.”
•During the first quarter of 2021, long-term interest rates rose significantly and the U.S. Treasury yield curve steepened, with the 10-year U.S. Treasury yield increasing 83 basis points to finish the quarter at 1.74%, and the 2-year U.S. Treasury yield up just 4 basis points to 0.16%. The yield spread between the 2-year and 10-year U.S. Treasury increased to 158 basis points, which was its widest level since 2015. Interest rate volatility also increased in the quarter, with the MOVE Index, which measures U.S. interest rate volatility, reaching a 10-month high in February.
In the second quarter, long-term interest rates reversed course, with the 10-year U.S. Treasury yield falling 27 basis points to 1.47%, while the 2-year U.S. Treasury yield increased 9 basis points to 0.25%. The yield spread between the 2-year and 10-year U.S. Treasury decreased to 122 basis points at June 30th, but was still meaningfully higher than the 79 basis point spread at the start of the year. Interest rate volatility subsided for most of the quarter, before increasing modestly during the second half of June.
In the third quarter, interest rates declined in July, before reversing course and rising in August and September. For the quarter, the 10-year U.S. Treasury yield rose 2 basis points to 1.49%, while the 2-year U.S. Treasury yield increased 3 basis points to 0.28%, and the yield spread between the 2-year and 10-year U.S. Treasury was essentially unchanged. Interest rate volatility remained relatively elevated for much of the third quarter.
During the fourth quarter, short-term interest rates spiked, the yield curve flattened significantly, and interest rate volatility rose, as the market reacted to imminent Fed tapering, potential upcoming interest rate increases, and consistently strong inflation reports. The 2-year U.S. Treasury yield increased 46 basis points to 0.73%, its highest level since early March 2020, while the 10-year U.S. Treasury yield rose just 2 basis points to 1.51%. The spread between the 2-year and 10-year U.S. Treasury narrowed to 78 basis points, back to about where it started the year. Meanwhile, the MOVE Index reached its high for the year in November.
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
In the second quarter, however, mortgage rates declined as long-term interest rates fell. The Freddie Mac survey 30-year mortgage rate decreased to 2.98% as of June 30th, while refinancing applications continued to decline. The Mortgage Bankers Association's Refinance Index decreased another 9% between April 2nd and July 2nd. Overall Fannie Mae 30-year MBS prepayments declined from a CPR of 35.4 in March to 27.8 in April and 23.4 in May, before increasing moderately to 24.6 in June.

Mortgage rates also declined in July before reversing course and rising in August and September, in sympathy with long-term interest rates. For the third quarter, the Freddie Mac survey 30-year mortgage rate increased by 3 basis points to 3.01%. Refinancing applications rose modestly during the quarter, with the Mortgage Bankers Association's Refinance Index increasing by 9% between July 2nd and October 1st. Overall Fannie Mae 30-year MBS prepayments decreased from a CPR of 24.6 in June 2021 to 22.2 in July, before returning to 24.6 in August and declining slightly to 24.1 in September.
Mortgage rates continued to rise in the fourth quarter as the Freddie Mac survey 30-year mortgage rate increased another 10 basis points to finish the year at 3.11%. Refinancing applications declined during the fourth quarter, with the Mortgage Bankers Association’s Refinance Index falling 29% between September 3rd and December 31st. Overall Fannie Mae 30-year MBS prepayments continued to fall throughout the quarter, declining to 22.2 in October, 20.2 in November, and 18.7 in December.
•LIBOR rates, which directly or indirectly drive most of our repo financing costs, declined modestly during the first nine months of 2021. Between December 31, 2020 and September 30, 2021, one-month LIBOR declined 6 basis points to 0.08%, and three-month LIBOR fell 11 basis points to 0.13%. In the fourth quarter, LIBOR ticked up slightly, with one-month LIBOR increasing 2 basis points to 0.10% and three-month LIBOR up by 8 basis points to 0.21%.
•U.S. real GDP increased at an annualized rate of 6.3% in the first quarter and 6.7% in the second quarter, before slowing to 2.3% in the third quarter, but accelerating again to an estimated annualized rate of 7.0% in the fourth quarter.
•Positive economic activity drove steady growth in U.S. employment in each quarter of 2021. The unemployment rate dropped from 6.7% at the end of 2020, to 6.0% on March 31st, 5.9% on June 30th, 4.8% on September 30th, and 3.9% at year end.
•Driven by the economic recovery and strong employment, forbearance rates on residential mortgages steadily declined throughout 2021. According to the Mortgage Bankers Association, the total forbearance rate decreased from 5.5% as of January 3rd, to 4.9% on March 28th, 3.9% on June 27th, 2.9% on September 26th, and 1.4% on December 31st.
•In the first quarter, the Bloomberg Barclays U.S. MBS Index (“BB MBS Index”) generated a negative return of (1.10%), driven by rising interest rates, but a positive excess return (on a duration-adjusted basis) of 0.15% relative to the Bloomberg Barclays U.S. Treasury Index. In the second quarter, long-term interest rates declined and the BB MBS Index generated a positive return of 0.33%, but a negative excess return of (0.60%). After generating a modest return and positive excess return in the third quarter, the BB MBS Index generated a negative return of (0.37%) and a negative excess return of (0.26%) in the fourth quarter, as volatility increased and short-term Treasury yields spiked. For the full year 2021, the BB MBS Index generated a negative return of (1.04%), and a negative excess return of (0.68%).
•In the first quarter, the Bloomberg Barclays U.S. Corporate Bond Index (“BB IG Index”) generated a negative return of (4.65%), but an excess return of 0.95%, and in the second quarter, a positive return of 3.38% and positive excess return of 1.09%. In the third quarter, the BB IG Index generated a breakeven return and had a negative excess return of (0.15%), and in the fourth quarter, it generated a positive return of 0.23% but a negative excess return of (0.28%). For the full year 2021, the BB IG Index generated a negative return of (1.04%), but an excess return of 1.61%. Meanwhile, the Bloomberg Barclays U.S. Corporate High Yield Bond Index (“BB HY Index”) generated positive returns and positive excess returns in each quarter of 2021. For the year, the BB HY Index generated a gain of 5.28% and an excess return of 6.63%.
•U.S. equities performed well in 2021, driven by the ongoing economic and employment recovery, continued monetary and fiscal policy support, the development and distribution of vaccines, and other positive factors, which outweighed negative factors including supply-chain challenges, uncertainty about the path of the virus, concerns about the quickening pace of inflation, rising interest rates, and the actual and anticipated removal of stimulus measures.
For the year, the S&P 500 rose 26.9%, the Dow Jones Industrial Average increased 18.7%, and the NASDAQ rose 21.4%. Meanwhile, London's FTSE 100 index increased 14.3% and the MSCI World global equity index increased 20.1%.
The VIX volatility index remained relatively low during 2021, as compared to the months surrounding the onset of the pandemic in early 2020, although it did spike toward the end of the fourth quarter in response to the spread of a new COVID variant and a hawkish shift from the Federal Reserve.

Portfolio Overview and Outlook
As of December 31, 2021, our mortgage-backed securities portfolio consisted of $1.240 billion of fixed-rate Agency "specified pools," $12.0 million of Agency RMBS backed by adjustable rate mortgages, or "Agency ARMs," $37.3 million of Agency reverse mortgage pools, $10.3 million of Agency interest-only securities, or "Agency IOs," $9.1 million of non-Agency RMBS, and $2.8 million of non-Agency IOs. Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and mortgages with various other characteristics.
Our Agency RMBS holdings, excluding IOs, increased by 23% to $1.289 billion as of December 31, 2021, as compared to $1.051 billion as of December 31, 2020. Over the same period, our non-Agency RMBS, excluding IOs, decreased approximately 50% to $9.1 million as of December 31, 2021, as compared to $17.6 million as of December 31, 2020. At December 31, 2021, we held $13.1 million of IOs, roughly unchanged as compared to December 31, 2020.
In conjunction with our larger portfolio, our debt-to-equity ratio increased to 6.9:1 as of December 31, 2021 from 6.1:1 as of December 31, 2020. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions. As of December 31, 2021, substantially all of our borrowings were secured by specified pools.
As of December 31, 2021, we had cash and cash equivalents of $69.0 million, along with other unencumbered assets of approximately $16.7 million. This compares to cash and cash equivalents of $58.2 million and unencumbered assets of $47.4 million at December 31, 2020.
Our Agency RMBS strategy generated a net loss for the year, in the face of a challenging Agency market marked by rising interest rates, widening yield spreads, and elevated interest rate volatility for much of the year.
During the first quarter of the year, long-term interest rates rose, the yield curve steepened, and interest rate volatility increased. As a result, most Agency RMBS prices declined, with lower-coupon RMBS performing the worst in the face of heightened extension risk. Next, in a reversal from the prior quarter, long-term interest rates declined and the yield curve flattened in the second quarter; most Agency RMBS underperformed hedging instruments, with higher-coupon Agency RMBS faring the worst. Moving to the third quarter, performance of Agency RMBS was again mixed, with incrementally higher mortgage rates leading to reduced expectations for prepayments, which boosted higher-coupon RMBS, while the anticipated withdrawal of Federal Reserve purchases negatively impacted lower-coupon RMBS. As a result, higher coupons outperformed lower coupons for the third quarter.
In the fourth quarter, short-term interest rates rose sharply, actual and implied volatility increased, and the yield curve flattened as the Federal Reserve signaled that interest rate increases could be imminent. The Federal Reserve also began the tapering of its asset purchases in November, and then accelerated the pace of that tapering starting in December. In response to these developments, most Agency RMBS underperformed U.S. Treasury securities during the fourth quarter, with higher-coupon specified pools and other shorter-duration RMBS particularly underperforming in light of the flattening of the yield curve.
Over the course of the year, virtually all Agency RMBS prices declined, which led to net realized and unrealized losses on our Agency RMBS portfolio. These losses were partially offset by net interest income and net gains on our interest rate hedges.
Pay-ups on our existing specified pool investments declined during the year, while our new purchases during the year primarily consisted of pools with lower pay-ups. As a result, the average pay-ups on our specified pools declined to 1.07% as of December 31, 2021, as compared to 2.40% as of December 31, 2020. Pay-ups are price premiums for specified pools relative to their TBA counterparts.
Our non-Agency RMBS performed well during 2021, driven by net interest income and net realized and unrealized gains. We decreased our non-Agency RMBS holdings over the year, and particularly in the first quarter, as we monetized gains in response to tightening yield spreads. We expect to continue to vary our allocation to non-Agency RMBS as market opportunities change over time.
Our net mortgage assets-to-equity ratio—which we define as the net aggregate market value of our mortgage-backed securities (including the underlying market values of our long and short TBA positions) divided by total shareholders' equity—increased during the year, driven by a larger RMBS portfolio as well as a decrease in shareholders' equity year over year. From time to time, in response to market opportunities and other factors, we increase or decrease our net mortgage assets-to-equity ratio by varying the sizes of our net short TBA position and/or our long RMBS portfolio. The following table summarizes our net mortgage assets-to-equity ratio and provides additional details, for the last five quarters, to illustrate this fluctuation.

	Notional Amount of Long TBAs	Notional Amount of Short TBAs	Fair Value of Mortgage-backed Securities	Net Short TBA Underlying Market Value(1)	Net Mortgage Assets-to-Equity Ratio
($ In thousands)
December 31, 2021	$216,407	$(412,632)	$1,311,361	$(213,543)	7.1:1
September 30, 2021	237,697	(410,932)	1,218,306	(195,178)	6.4:1
June 30, 2021	290,128	(394,603)	1,210,620	(123,333)	6.7:1
March 31, 2021	299,350	(459,286)	1,204,629	(186,394)	6.2:1
December 31, 2020	317,890	(459,613)	1,081,380	(156,326)	5.6:1
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
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended December, 31, 2021, September 30, 2021, June 30, 2021, March 31, 2021, and December 31, 2020.

	Three-Month Period Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Three-Month Constant Prepayment Rates	20.7%	21.9%	22.8%	23.6%	21.0%
(1)Excludes recent purchases of fixed rate Agency specified pools with no prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of December 31, 2021 and 2020.

		December 31, 2021			December 31, 2020
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	2.00–2.49	$39,608	$40,857	10	$—	$—	—
	2.50–2.99	26,752	27,734	32	16,385	17,236	42
	3.00–3.49	22,935	24,062	48	14,001	14,824	37
	3.50–3.99	21,311	22,638	54	25,113	27,177	50
	4.00–4.49	14,121	15,101	46	21,529	23,347	33
	4.50–4.99	306	318	147	550	575	135
Total 15-year fixed-rate mortgages		125,033	130,710	33	77,578	83,159	42
20-year fixed-rate mortgages:
	2.00–2.49	28,153	28,289	16	32,333	33,633	4
	2.50–2.99	2,200	2,255	17	3,212	3,382	5
	3.00–3.49	1,998	2,090	22	2,496	2,647	10
	4.00–4.49	1,751	1,928	17	2,161	2,492	5
	4.50–4.99	806	871	39	1,300	1,417	27
	5.00–5.49	824	914	40	1,057	1,192	28
Total 20-year fixed-rate mortgages		35,732	36,347	18	42,559	44,763	6
30-year fixed-rate mortgages:
	2.00–2.49	342,662	342,371	3	—	—	—
	2.50–2.99	159,754	164,340	8	16,361	17,383	3
	3.00–3.49	81,860	85,828	32	98,654	105,085	28
	3.50–3.99	170,743	183,150	63	245,320	266,547	51
	4.00–4.49	135,518	146,946	67	191,033	209,502	55
	4.50–4.99	100,695	109,672	61	146,843	162,645	49
	5.00–5.49	30,130	33,303	73	54,804	61,719	51
	5.50–5.99	4,828	5,442	68	7,890	8,951	49
	6.00–6.49	1,653	1,852	39	2,658	3,049	27
Total 30-year fixed-rate mortgages		1,027,843	1,072,904	33	763,563	834,881	48
Total fixed-rate Agency RMBS		$1,188,608	$1,239,961	32	$883,700	$962,803	45
For the year ended December 31, 2021, we had total net realized and unrealized losses on our Agency securities of $(34.5) million, or $(2.72) per share. Our Agency portfolio turnover was approximately 88% for the year ended December 31, 2021, and we recognized net realized gains of $1.4 million.
During the year ended December 31, 2021, we continued to hedge interest rate risk through the use of interest rate swaps, and short positions in TBAs, U.S. Treasury securities, and futures. We had total net realized and unrealized gains of $14.5 million, or $1.14 per share, on our interest rate hedging portfolio as interest rates increased during the year. These gains were partially offset by net realized and unrealized losses of $(6.5) million, or $(0.51) per share, on our long TBAs held for investment, driven primarily by underperformance of lower-coupon TBAs.

We ended the year with a net short overall TBA position on a notional basis while maintaining a small net long overall TBA position as measured by 10-year equivalents. Ten-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates. The relative makeup of our interest rate hedging portfolio can change materially from period to period.
After giving effect to dividends during the year ended December 31, 2021 of $1.18 per share, our book value per share decreased to $11.76 as of December 31, 2021, from $13.48 as of December 31, 2020, and we had an economic return of (4.0)% for the year ended December 31, 2021. Economic return for a period is computed by adding back dividends declared during the period to ending book value per share, and comparing that amount to book value per share as of the beginning of the period.
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. As of December 31, 2021 and 2020, our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 2.8% and 6.8%, respectively. Excluding TBA positions, our Agency premium as a percentage of fair value was approximately 4.2% and 8.2% as of December 31, 2021 and 2020, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
We believe that our adaptive and active style of portfolio management is well suited to the current MBS market environment, which, especially given the current effects and future uncertainties related to the COVID-19 pandemic and to quantitative tightening, exhibits high levels of interest rate risk, prepayment risk, financing and liquidity risk, shifting central bank and government policies, regulatory changes, and disruptive technological developments.
Financing
For the year ended December 31, 2021, our average repo borrowing cost decreased to 0.19%, as compared to 0.91% for the year ended December 31, 2020, mainly as a result of decreases in short-term interest rates. As of December 31, 2021 and 2020, the weighted average borrowing rate on our repurchase agreements was 0.18% and 0.25%, respectively.
While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as banks, are active in providing repo financing. Most of our outstanding repo financing is still provided by banks and bank affiliates; however, we have also entered into repo agreements with non-bank dealers.
Our debt-to-equity ratio was 6.9:1 as of December 31, 2021, as compared to 6.1:1 as of December 31, 2020. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
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
The preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our critical accounting estimates are those which require assumptions to be made about matters that are highly uncertain. Actual results could differ from those estimates and such differences could have a material impact on our financial condition and/or results of operations. We believe that all of the decisions and assessments upon which our consolidated financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on the experience of our Manager and Ellington and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 of the notes to our consolidated financial statements for a complete discussion of our significant accounting policies. We have identified our most critical accounting estimates to be the following:
Valuation: We have elected the fair value option for the vast majority of our assets and liabilities for which such election is permitted, as provided for under ASC 825, Financial Instruments ("ASC 825"). Electing the fair value option allows us to record changes in fair value in our Consolidated Statement of Operations, which, in our view, more appropriately reflects the results of our operations for a particular reporting period as all securities activities will be recorded in a similar manner. As such, the mortgage-backed securities are recorded at fair value on our Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on our Consolidated Statement of Operations as a component of Change in net unrealized gains (losses) on securities. Purchase and sales transactions are generally recorded on trade date. Realized and unrealized gains and losses are calculated based on identified cost.
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
Because of the inherent uncertainty of valuation, the estimated fair value of our financial instruments may differ significantly from the values that would have been used had a ready market for the financial instruments existed, and the differences could be material to our consolidated financial statements.
The determination of estimated fair value of those of our financial instruments that are not traded in an active market requires the use of both macroeconomic and microeconomic assumptions and/or inputs, which are generally based on current market and economic conditions. Changes in market and/or economic conditions could have a significant adverse effect on the estimated fair value of our financial instruments. Changes to assumptions, including assumed market yields, may significantly impact the estimated fair value of our investments. Our valuations are sensitive to changes in interest rates; see the interest rate sensitivity analysis included in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in this Annual Report on Form 10-K for further information.
Interest Income: Coupon interest income on investment securities is accrued based on the outstanding principal balance and the current coupon rate on each security. We generally amortize premiums and accrete discounts on our fixed-income investments using the effective interest method. For certain of our securities, for purposes of estimating future expected cash flows, management uses assumptions including, but not limited to, assumptions for future prepayment rates, default rates, and loss severities (each of which may in turn incorporate various macroeconomic assumptions, such as future housing prices, GDP growth rates, and unemployment rates). These assumptions require the use of a significant amount of judgment. Any resulting changes in effective yield are recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any.
The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment, or "Catch-up Premium Amortization Adjustment," is made to interest income to reflect the cumulative impact of the changes in effective yields. For the years ended December 31, 2021 and 2020, we recognized a Catch-up Premium Amortization Adjustment of $1.7 million and $(4.6) million, respectively, which is reflected as an increase (decrease) to interest income on the Consolidated Statement of Operations.
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
Income Taxes: We made an election to be taxed as a REIT for U.S. federal income tax purposes and are generally not subject to corporate-level federal and state income tax on net income we distribute to our shareholders within the prescribed timeframes. We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions, we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. See Note 2 and Note 12 to our consolidated financial statements for additional details on income taxes.
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.
Financial Condition
Investment portfolio
The following tables summarize our securities portfolio as of December 31, 2021 and 2020:

	December 31, 2021					December 31, 2020
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed-rate mortgages	$125,033	$130,710	$104.54	$130,099	$104.05	$77,578	$83,159	$107.19	$80,144	$103.31
20-year fixed-rate mortgages	35,732	36,347	101.72	37,211	104.14	42,559	44,763	105.18	44,247	103.97
30-year fixed-rate mortgages	1,027,843	1,072,904	104.38	1,066,347	103.75	763,563	834,881	109.34	799,360	104.69
ARMs	11,491	11,960	104.08	12,034	104.73	19,459	20,442	105.05	19,981	102.68
Reverse mortgages	35,313	37,297	105.62	37,652	106.62	61,653	67,474	109.44	65,494	106.23
Total Agency RMBS	1,235,412	1,289,218	104.36	1,283,343	103.88	964,812	1,050,719	108.90	1,009,226	104.60
Non-Agency RMBS(2)	10,672	9,056	84.86	7,234	67.78	23,140	17,612	76.11	15,369	66.42
Total RMBS(2)	1,246,084	1,298,274	104.19	1,290,577	103.57	987,952	1,068,331	108.14	1,024,595	103.71
Agency IOs	n/a	10,289	n/a	12,983	n/a	n/a	13,049	n/a	15,434	n/a
Non-Agency IOs	n/a	2,798	n/a	2,684	n/a	n/a	—	n/a	—	n/a
Total mortgage-backed securities		$1,311,361		$1,306,244			$1,081,380		$1,040,029
U.S. Treasury securities sold short	(118,750)	(117,195)	98.69	(117,322)	98.80	—	—	—	—	—
Reverse repurchase agreements	117,505	117,505	100.00	117,505	100.00	—	—	—	—	—
Total		$1,311,671		$1,306,427			$1,081,380		$1,040,029
(1)Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.
(2)Excludes IOs.
The majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency collateralized mortgage obligations, or "CMOs." As of both December 31, 2021 and 2020, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
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

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of December 31, 2021 and 2020:

(In thousands)	December 31, 2021	December 31, 2020
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$158	$1,720
TBA securities sale contracts	750	—
Fixed payer interest rate swaps	5,165	457
Fixed receiver interest rate swaps	289	614
Futures	276	—
Total financial derivatives–assets, at fair value	6,638	2,791
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(182)	—
TBA securities sale contracts	(168)	(699)
Fixed payer interest rate swaps	(465)	(5,208)
Fixed receiver interest rate swaps	(143)	(377)
Futures	(145)	(346)
Total financial derivatives–liabilities, at fair value	(1,103)	(6,630)
Total	$5,535	$(3,839)
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
In the case of interest rate swaps, most of our contracts are structured such that we receive payments based on a variable interest rate and make payments based on a fixed interest rate. The variable interest rate on which payments are received is generally calculated based on various reset mechanisms for a benchmark rate such as LIBOR or SOFR. To the extent that the benchmark rates used to calculate the payments we receive on our interest rate swaps continue to be highly correlated with our repo borrowing costs, our interest rate swap contracts should help to reduce the variability of our overall repo borrowing costs, thus reducing risk to the extent we hold fixed-rate assets that are financed with repo borrowings. While for the time being the majority of our interest rate swaps are LIBOR-based interest rate swap contracts, we have entered into interest rate swap contracts based on other benchmark rates, such as SOFR.
In the case of TBAs, many of our positions are short TBA positions with negative duration, meaning that should interest rates rise, the value of the short position would be expected to increase. This expected increase in value would then serve to offset corollary expected increases in our current and/or future borrowing costs under our repurchase agreements, and so in this manner our short TBA positions serve as a hedge against potential increases in interest rates. While we use TBAs to hedge interest rate risk and certain other risks, we also hold net long positions in certain TBA securities as a means of acquiring exposure to Agency RMBS.

The composition and relative mix of our hedging instruments may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of December 31, 2021 and 2020. We had no other borrowings outstanding.

	December 31, 2021			December 31, 2020
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$162,089	0.18%	13	$307,544	0.27%	15
31-60 days	235,321	0.21	43	541,104	0.23	44
61-90 days	114,931	0.18	72	92,314	0.26	74
91-120 days	104,361	0.17	106	—	—	—
121-150 days	148,855	0.16	133	2,371	0.27	126
151-180 days	56,337	0.15	163	53,150	0.32	162
181-364 days	242,941	0.19	238	18,762	0.26	257
Total	$1,064,835	0.18%	111	$1,015,245	0.25%	48
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of December 31, 2021 and 2020, our total debt-to-equity ratio was 6.9:1 and 6.1:1, respectively. Collateral transferred with respect to our outstanding repo borrowings, including net cash collateral posted, as of both December 31, 2021 and 2020 had an aggregate fair value of $1.1 billion. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets conditions, and the timing of security purchase and sale transactions.
As of December 31, 2021, we had cash and cash equivalents of $69.0 million, along with other unencumbered assets of approximately $16.7 million.
Shareholders' Equity
As of December 31, 2021, our shareholders' equity decreased to $154.2 million from $166.4 million as of December 31, 2020. This decrease principally consisted of dividends declared of $15.1 million and a net loss of $(6.3) million, partially offset by net proceeds from the issuances of common shares of $9.0 million. As of December 31, 2021, our book value per share was $11.76, as compared to $13.48 as of December 31, 2020.

Results of Operations for the Years Ended December 31, 2021 and 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(In thousands except for per share amounts)	2021	2020
Interest Income (Expense)
Interest income	$28,364	$27,320
Interest expense	(2,723)	(9,965)
Net interest income	25,641	17,355
Expenses
Management fees to affiliate	2,402	2,357
Other operating expenses	3,350	3,469
Total expenses	5,752	5,826
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	(32,272)	27,742
Net realized and change in net unrealized gains (losses) on financial derivatives	6,074	(19,159)
Total Other Income (Loss)	(26,198)	8,583
Net Income (Loss)	$(6,309)	$20,112
Net Income (Loss) Per Common Share	$(0.50)	$1.63
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

The following table reconciles, for the years ended December 31, 2021 and 2020, Core Earnings to the line on the Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable GAAP measure:

	Year Ended December 31,
(In thousands except for share amounts)	2021	2020
Net Income (Loss)	$(6,309)	$20,112
Adjustments:
Net realized (gains) losses on securities	(3,818)	(12,117)
Change in net unrealized (gains) losses on securities	36,090	(15,625)
Net realized (gains) losses on financial derivatives	2,526	13,204
Change in net unrealized (gains) losses on financial derivatives	(8,600)	5,955
Net realized gains (losses) on periodic settlements of interest rate swaps	(1,856)	(810)
Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	(355)	(134)
Non-recurring expenses	58	351
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	(1,662)	4,619
Subtotal	22,383	(4,557)
Core Earnings	$16,074	$15,555
Weighted Average Shares Outstanding	12,683,761	12,353,246
Core Earnings Per Share	$1.27	$1.26
Results of Operations for the Years Ended December 31, 2021 and 2020
Net Income (Loss)
Net income (loss) for the year ended December 31, 2021 was $(6.3) million, as compared to $20.1 million for the year ended December 31, 2020. The reversal in our results of operations year over year was primarily due to total other losses for the year ended December 31, 2021, as compared to total other gains for the year ended December 31, 2020, partially offset by an increase in net interest income.
Interest Income
Our portfolio as of both December 31, 2021 and 2020 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $28.3 million and $26.9 million in interest income on these securities for the years ended December 31, 2021 and 2020, respectively. The year-over-year increase in interest income primarily resulted from higher yields and a larger Agency RMBS portfolio in 2021. The Catch-up Premium Amortization Adjustment causes variability in our interest income and portfolio yields. For the year ended December 31, 2021, we had a positive Catch-up Premium Amortization Adjustment of approximately $1.7 million, which increased interest income. For the year ended December 31, 2020, we had a negative Catch-up Premium Amortization Adjustment of approximately $(4.6) million, which decreased interest income. Excluding the Catch-up Premium Amortization Adjustments, the weighted average yield of our overall portfolio was 2.36% and 2.82% for the years ended December 31, 2021 and 2020, respectively.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the years ended December 31, 2021 and 2020:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Year ended December 31, 2021	$27,497	$1,118,346	2.46%	$757	$8,485	8.91%	$28,254	$1,126,831	2.51%
Year ended December 31, 2020	$25,337	$1,095,537	2.31%	$1,552	$20,837	7.45%	$26,889	$1,116,374	2.41%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.

Interest Expense
For the years ended December 31, 2021 and 2020, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the year ended December 31, 2021 was $2.7 million, which primarily consisted of $2.1 million of interest expense on our repo borrowings, and $0.6 million of interest expense related to our short positions in U.S. Treasury securities. Our total interest expense for the year ended December 31, 2020 was $10.0 million, consisting primarily of $9.7 million of interest expense on our repo borrowings, and $0.2 million of interest expense related primarily to our short positions in U.S. Treasury securities. The year-over-year decrease in our total interest expense resulted mainly from significantly lower rates on our repo borrowings stemming from the decrease in short-term interest rates.
The following table shows information related to our average cost of funds(1) for the years ended December 31, 2021 and 2020:

	Repurchase Agreements			Interest Rate Swaps(2)		Short U.S. Treasury Securities(2)(3)		Total(2)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Adjustment to Average Cost of Funds	Interest expense	Adjustment to Average Cost of Funds	Interest and net periodic expense paid or payable	Adjusted Average Cost of Funds
(In thousands)
Year ended December 31, 2021	$1,097,793	$2,130	0.19%	$2,149	0.20%	$561	0.05%	$4,840	0.44%
Year ended December 31, 2020	$1,071,352	$9,706	0.91%	$899	0.08%	$218	0.02%	$10,823	1.01%
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
For the years ended December 31, 2021 and 2020, average one-month LIBOR was 0.10% and 0.52%, respectively. For the years ended December 31, 2021 and 2020, average six-month LIBOR was 0.20% and 0.69%, respectively. For the year ended December 31, 2021, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 2.36%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 0.44%, resulting in a net interest margin of 1.92%. By comparison, for the year ended December 31, 2020, the weighted average yield of our Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 2.82%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.01%, resulting in a net interest margin of 1.81%.
Management Fees
For each of the years ended December 31, 2021 and 2020, our management fee expense was approximately $2.4 million. Management fees are calculated based on our shareholders' equity at the end of each quarter.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. For the years ended December 31, 2021 and 2020, our other operating expenses were approximately $3.4 million and $3.5 million, respectively. The decrease in other operating expenses for the year ended December 31, 2021 was primarily due to a decrease in professional fees partially offset by an increase in compensation expense.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the year ended December 31, 2021, Other income (loss) was $(26.2) million, consisting primarily of net realized and unrealized losses of $(32.3) million on securities, partially offset by net realized and unrealized gains of $6.1 million on our financial derivatives. Net realized and unrealized losses of $(32.3) million on securities primarily consisted of $(34.5) million of net realized and unrealized losses on our Agency RMBS which were partially offset by net realized gains of

$1.9 million on our short U.S. Treasury securities. Net realized and unrealized gains of $6.1 million on our financial derivatives primarily consisted of $7.7 million of net realized and unrealized gains on our swaps and futures partially offset by net realized and unrealized losses of $(1.6) million on our TBAs, where net gains on our higher-coupon short holdings were exceeded by net losses on our lower-coupon long holdings. During 2021, interest rate volatility and long-term interest rates increased during much of the year. Yield spreads on most of our Agency RMBS holdings widened and their prices declined, leading to net realized and unrealized losses. For the year ended December 31, 2021, net realized and unrealized gains of $1.9 million and $6.1 million on our short U.S. Treasury securities and our financial derivatives, respectively, were primarily the result of the increase in long-term interest rates.
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
Liquidity and Capital Resources
Liquidity refers to our ability to generate and obtain adequate amounts of cash to meet our requirements, including repaying our borrowings, funding and maintaining RMBS and other assets, paying dividends, and other general business needs. Our short-term (the 12 months ending December 31, 2022) and long-term (beyond December 31, 2022) liquidity requirements include acquisition costs for assets we acquire, payment of our management fee, compliance with margin requirements under our repurchase agreements, TBA and other financial derivative contracts, repayment of repurchase agreement borrowings to the extent we are unable or unwilling to extend our repurchase agreements, the payment of dividends, and payment of our general operating expenses. Our capital resources primarily include cash on hand, cash flow from our investments (including monthly principal and interest payments received on our RMBS and proceeds from the sale of RMBS), borrowings under repurchase agreements, and proceeds from equity offerings. We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs.
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
As of December 31, 2021 and 2020, we had $1.1 billion and $1.0 billion outstanding under our repurchase agreements, respectively. As of December 31, 2021, our outstanding repurchase agreements were with 15 counterparties.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of December 31, 2021 and 2020, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 5.2% and 5.3%, respectively.

The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
December 31, 2021	$1,064,835	$1,068,384	$1,088,712
September 30, 2021	1,062,197	1,114,820	1,140,182
June 30, 2021	1,135,497	1,166,954	1,196,779
March 31, 2021	1,106,724	1,040,521	1,106,724
December 31, 2020	1,015,245	1,033,128	1,050,840
September 30, 2020	1,061,640	1,030,402	1,096,065
June 30, 2020	909,821	941,242	920,712
March 31, 2020(1)	1,109,342	1,281,507	1,308,377
December 31, 2019	1,296,272	1,301,270	1,319,839
September 30, 2019	1,337,984	1,369,722	1,374,080
June 30, 2019	1,442,043	1,412,434	1,442,043
March 31, 2019	1,427,147	1,422,333	1,427,147
(1)For the quarter ended March 31, 2020 in response to significant volatility and heightened risks in the financial markets as a result of the spread of COVID-19, we significantly reduced our outstanding borrowings to lower leverage and increase our liquidity.
As of December 31, 2021, we had an aggregate amount at risk under our repurchase agreements with 15 counterparties of $52.7 million. As of December 31, 2020, we had an aggregate amount at risk under our repurchase agreements with 15 counterparties of $53.7 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. If the amounts outstanding under repurchase agreements with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk under our repurchase agreements as of December 31, 2021 and 2020 does not include $2.6 million and $2.9 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of December 31, 2021, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with two counterparties of approximately $11.3 million. As of December 31, 2020, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with two counterparties of approximately $5.1 million. We also had $3.9 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of December 31, 2021, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with four counterparties of approximately $4.1 million. As of December 31, 2020, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with four counterparties of approximately $3.5 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of $69.0 million and $58.2 million as of December 31, 2021 and 2020, respectively.
The timing and frequency of distributions will be determined by our Board of Trustees based upon a variety of factors deemed relevant by our trustees, including restrictions under applicable law, our capital requirements, and the REIT requirements of the Code. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Trustees. The following table sets forth the dividend distributions authorized by the Board of Trustees for the periods indicated below:
Year Ended December 31, 2021

Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
	(In thousands)
$0.10	1,311	December 7, 2021	December 30, 2021	January 25, 2022
0.10	1,310	November 5, 2021	November 30, 2021	December 27, 2021
0.10	1,294	October 7, 2021	October 29, 2021	November 26, 2021
0.30	3,881	September 14, 2021	September 30, 2021	October 25, 2021
0.30	3,876	June 9, 2021	June 30, 2021	July 26, 2021
0.28	3,456	March 3, 2021	March 31, 2021	April 26, 2021
Year Ended December 31, 2020

Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
	(In thousands)
$0.28	$3,456	December 17, 2020	December 31, 2020	January 25, 2021
0.28	3,454	September 10, 2020	September 30, 2020	October 26, 2020
0.28	3,450	June 10, 2020	June 30, 2020	July 27, 2020
0.28	3,449	March 4, 2020	March 31, 2020	April 27, 2020
On January 7, 2022, the Board of Trustees approved a monthly dividend in the amount of $0.10 per share payable on February 25, 2022 to shareholders of record as of January 31, 2022.
On February 7, 2022, the Board of Trustees approved a monthly dividend in the amount of $0.10 per share payable on March 25, 2022 to shareholders of record as of February 28, 2022.
On March 7, 2022, the Board of Trustees approved a monthly dividend in the amount of $0.10 per share payable on April 25, 2022 to shareholders of record as of March 31, 2022.
For the year ended December 31, 2021, our operating activities provided net cash of $27.9 million and our investing activities used net cash of $15.2 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) provided net cash of $6.6 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $19.2 million. We also received proceeds, net of offering costs paid, from the issuances of common shares of $8.9 million. We used $17.3 million to pay dividends. As a result of these activities, there was an increase in our cash holdings of $10.9 million, from $58.2 million as of December 31, 2020 to $69.0 million as of December 31, 2021.
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

On April 2, 2021, we commenced an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $75.0 million of common shares from time to time. During the year ended December 31, 2021, we issued 163,269 common shares under the ATM program which provided $1.9 million of net proceeds after $29 thousand of agent commissions and offering costs. As of December 31, 2021, the Company had $73.0 million of common shares available to be issued remaining under the ATM program.
On June 17, 2021, the Company sold 575,000 of its common shares as part of a follow-on offering, which generated net proceeds, after underwriters' discounts and commissions and offering costs, of $7.1 million.
On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. Under the current repurchase program adopted on June 13, 2018, we have repurchased 434,171 common shares through March 4, 2022 at an average price per share of $9.45 and an aggregate cost of $4.1 million, and have authorization to repurchase an additional 765,829 common shares. We did not purchase any shares under this program during the year ended December 31, 2021.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both December 31, 2021 and December 31, 2020, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of December 31, 2021, we had $1.1 billion of outstanding borrowings with 15 counterparties.
Off-Balance Sheet Arrangements
As of December 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of December 31, 2021, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, excluding TBAs	$19,736	12.80%	$34,020	22.06%	$(25,187)	(16.33)%	$(55,825)	(36.20)%
Long TBAs	3,906	2.53%	6,472	4.20%	(5,246)	(3.40)%	(11,832)	(7.67)%
Short TBAs	(3,574)	(2.32)%	(5,802)	(3.76)%	4,920	3.19%	11,186	7.25%
Non-Agency RMBS	(612)	(0.40)%	(1,285)	(0.84)%	551	0.36%	1,040	0.68%
U.S. Treasury Securities, Interest Rate Swaps, and Futures	(21,938)	(14.22)%	(44,724)	(29.00)%	21,089	13.67%	41,331	26.80%
Repurchase and Reverse Repurchase Agreements	(600)	(0.39)%	(588)	(0.38)%	1,708	1.11%	3,416	2.21%
Total	$(3,082)	(2.00)%	$(11,907)	(7.72)%	$(2,165)	(1.40)%	$(10,684)	(6.93)%

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

While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our December 31, 2021 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Business—Special Note Regarding Forward-Looking Statements."
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Ellington Residential Mortgage REIT
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ellington Residential Mortgage REIT and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of shareholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
Valuation of Certain Level 3 Investments in Mortgage-backed Securities that are Determined Based on Management’s Internal Valuation Techniques
As described in Notes 2 and 4 to the consolidated financial statements, the Company held $12.9 million of total level 3 investments in mortgage-backed securities, at fair value as of December 31, 2021. The Company has chosen to make a fair value election for its securities portfolio. Management generally uses third-party valuations when available, if third-party valuations are not available, management uses other valuation techniques, such as the discounted cash flow methodology. Management’s estimate of fair value may be based on several assumptions, including but not limited to management’s estimates of yield, projected collateral prepayments, projected collateral losses and projected collateral recoveries, as applicable. Fair value measurements are impacted by the interrelationships of these assumptions.
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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of certain level 3 investments in mortgage-backed securities, including controls over management’s comparison of internally developed fair values to fair values obtained from third-party pricing providers. These procedures also included, among others, developing an independent range of fair value estimates, which included (i) testing the completeness and accuracy of data provided by management; (ii) comparing management’s estimate of fair value to independent sources, where available; and (iii) for a sample of investments, the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of estimates of fair value by applying assumptions related to yield, projected collateral prepayments, projected collateral losses, and projected collateral recoveries as applicable.

/s/PricewaterhouseCoopers LLP
New York, New York
March 11, 2022
We have served as the Company's auditor since 2012.

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET

	December 31, 2021	December 31, 2020
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$69,028	$58,166
Mortgage-backed securities, at fair value(1)	1,311,361	1,081,380
Other investments, at fair value	309	292
Due from brokers	88,662	47,798
Financial derivatives–assets, at fair value	6,638	2,791
Reverse repurchase agreements	117,505	—
Interest receivable	4,504	4,114
Other assets	459	270
Total Assets	$1,598,466	$1,194,811
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,064,835	$1,015,245
Payable for securities purchased	255,136	—
Due to brokers	1,959	1,064
Financial derivatives–liabilities, at fair value	1,103	6,630
U.S. Treasury securities sold short, at fair value	117,195	—
Dividend payable	1,311	3,456
Accrued expenses	1,236	918
Management fee payable to affiliate	581	626
Interest payable	885	470
Total Liabilities	1,444,241	1,028,409
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (13,109,926 and 12,343,542 shares issued and outstanding, respectively)	131	123
Additional paid-in-capital	238,865	229,614
Accumulated deficit	(84,771)	(63,335)
Total Shareholders' Equity	154,225	166,402
Total Liabilities and Shareholders' Equity	$1,598,466	$1,194,811
(1)Includes assets pledged as collateral to counterparties. See Note 6 for additional details on the Company's borrowings and related collateral.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended
	December 31, 2021	December 31, 2020
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$28,364	$27,320
Interest expense	(2,723)	(9,965)
Total net interest income	25,641	17,355
EXPENSES
Management fees to affiliate	2,402	2,357
Professional fees	938	1,242
Compensation expense	721	608
Insurance expense	377	322
Other operating expenses	1,314	1,297
Total expenses	5,752	5,826
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	3,818	12,117
Net realized gains (losses) on financial derivatives	(2,526)	(13,204)
Change in net unrealized gains (losses) on securities	(36,090)	15,625
Change in net unrealized gains (losses) on financial derivatives	8,600	(5,955)
Total other income (loss)	(26,198)	8,583
NET INCOME (LOSS)	$(6,309)	$20,112
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.50)	$1.63
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2019	12,455,758	$124	—	$—	$230,358	$(69,638)	$160,844
Issuance of restricted shares	23,926	—	—	—	—		—
Share based compensation					241		241
Repurchase of common shares	(136,142)	(1)			(985)		(986)
Dividends declared(1)						(13,809)	(13,809)
Net income (loss)						20,112	20,112
BALANCE, December 31, 2020	12,343,542	123	—	—	229,614	(63,335)	166,402
Common shares issued(2)	738,269	8	—	—	8,980		8,988
Issuance of restricted shares	28,115	—			—		—
Share based compensation	—	—		—	271		271
Dividends declared(1)						(15,127)	(15,127)
Net income (loss)						(6,309)	(6,309)
BALANCE, December 31, 2021	13,109,926	$131	—	$—	$238,865	$(84,771)	$154,225
(1)For the years ended December 31, 2021 and 2020, dividends totaling $1.18 and $1.12, respectively, per common share outstanding, were declared.
(2)Net of underwriters' discounts and commissions and offering costs.
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	December 31, 2021	December 31, 2020
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$(6,309)	$20,112
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	(3,818)	(12,117)
Change in net unrealized (gains) losses on securities	36,090	(15,625)
Net realized (gains) losses on financial derivatives	2,526	13,204
Change in net unrealized (gains) losses on financial derivatives	(8,600)	5,955
Amortization of premiums and accretion of discounts, net	7,524	14,271
Share based compensation	271	241
(Increase) decrease in assets:
Interest receivable	(390)	902
Other assets	(20)	334
Increase (decrease) in liabilities:
Accrued expenses	236	330
Interest payable	415	(3,259)
Management fees payable to affiliate	(45)	21
Net cash provided by (used in) operating activities	27,880	24,369
Cash flows provided by (used in) investing activities:
Purchases of securities	(1,645,767)	(944,301)
Proceeds from sale of securities	1,303,872	1,002,268
Principal repayments of mortgage-backed securities	325,440	264,297
Proceeds from investments sold short	758,924	281,986
Repurchase of investments sold short	(639,931)	(286,676)
Proceeds from disposition of financial derivatives	23,468	24,236
Purchase of financial derivatives	(26,139)	(37,609)
Payments made on reverse repurchase agreements	(10,088,814)	(5,659,331)
Proceeds from reverse repurchase agreements	9,971,309	5,661,415
Due from brokers, net	2,848	(3,239)
Due to brokers, net	(441)	1,013
Net cash provided by (used in) investing activities	(15,231)	304,059

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Year Ended
	December 31, 2021	December 31, 2020
Cash flows provided by (used in) financing activities:
Net proceeds from the issuance of common shares(1)	9,289	—
Offering costs paid	(390)	—
Repurchase of common shares	—	(986)
Dividends paid	(17,272)	(13,841)
Borrowings under repurchase agreements	2,567,574	2,181,432
Repayments of repurchase agreements	(2,517,984)	(2,462,459)
Due from brokers, net	(43,072)	(9,761)
Due to brokers, net	68	2
Cash provided by (used in) financing activities	(1,787)	(305,613)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,862	22,815
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,166	35,351
CASH AND CASH EQUIVALENTS, END OF PERIOD	$69,028	$58,166
Supplemental disclosure of cash flow information:
Interest paid	$2,308	$13,225
Dividends payable	1,311	3,456
(1)Net of underwriters' discount and commissions.
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
Ellington Residential Mortgage Management LLC, or the "Manager," serves as the Manager of the Company pursuant to the terms of the Fifth Amended and Restated Management Agreement, or the "Management Agreement." The Manager is an affiliate of Ellington Management Group, L.L.C., or "EMG," an investment management firm that is an SEC-registered investment adviser with a 27-year history of investing in a broad spectrum of mortgage-backed securities and related derivatives, with an emphasis on the residential mortgage-backed securities, or "RMBS," market. In accordance with the terms of the Management Agreement and the Services Agreement (as described in Note 9), the Manager is responsible for administering the Company's business activities and day-to-day operations, and performs certain services, subject to oversight by the Board of Trustees. See Note 9 for further information on the Management Agreement.
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
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at December 31, 2021 and 2020, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or government-sponsored enterprise, or "GSE." The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.

By RMBS Type
December 31, 2021:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Agency RMBS:
15-year fixed-rate mortgages	$125,033	$5,066	$130,099	$1,488	$(877)	$130,710	2.78%	1.69%	4.18
20-year fixed-rate mortgages	35,732	1,479	37,211	34	(898)	36,347	2.31%	1.50%	5.96
30-year fixed-rate mortgages	1,027,843	38,504	1,066,347	13,672	(7,115)	1,072,904	3.03%	2.37%	4.97
Adjustable rate mortgages	11,491	543	12,034	59	(133)	11,960	2.82%	2.21%	4.23
Reverse mortgages	35,313	2,339	37,652	242	(597)	37,297	3.33%	2.27%	4.24
Interest only securities	n/a	n/a	12,983	95	(2,789)	10,289	3.36%	5.34%	3.87
Total Agency RMBS	1,235,412	47,931	1,296,326	15,590	(12,409)	1,299,507	3.02%	2.31%	4.81
Non-Agency RMBS:
Principal and interest securities	10,672	(3,438)	7,234	1,822	—	9,056	1.47%	6.25%	7.49
Interest only securities	n/a	n/a	2,684	114	—	2,798	0.27%	11.58%	6.79
Total Non-Agency RMBS	10,672	(3,438)	9,918	1,936	—	11,854	0.30%	7.69%	6.82
Total RMBS	$1,246,084	$44,493	$1,306,244	$17,526	$(12,409)	$1,311,361	2.48%	2.33%	5.21
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

By Estimated Weighted Average Life
As of December 31, 2021

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$28,443	$28,273	3.75%	$1,628	$2,027	2.10%	$561	$457	6.00%
Greater than three years and less than seven years	724,996	718,318	3.53%	7,820	10,095	4.38%	1,773	1,571	0.35%
Greater than seven years and less than eleven years	280,147	281,786	2.50%	841	861	2.39%	9,520	7,890	0.25%
Greater than eleven years	255,632	254,966	2.00%	—	—	—%	—	—	—%
Total	$1,289,218	$1,283,343	2.99%	$10,289	$12,983	3.36%	$11,854	$9,918	0.30%
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
The following tables reflect the components of interest income on the Company's RMBS for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021			Year Ended December 31, 2020
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$39,159	$(11,662)	$27,497	$45,505	$(20,168)	$25,337
Non-Agency RMBS	210	547	757	548	1,004	1,552
Total	$39,369	$(11,115)	$28,254	$46,053	$(19,164)	$26,889
For the years ended December 31, 2021 and 2020, the Catch-up Premium Amortization Adjustment was $1.7 million and $(4.6) million, respectively.
At December 31, 2021, the Company had gross unrealized losses on RMBS of $(12.4) million, of which $(2.2) million relates to adverse changes in estimated future cash flows on Agency IOs, primarily resulting from an increase in expected prepayments. At December 31, 2020, the Company had gross unrealized losses on RMBS of $(3.3) million, of which $(2.6) million relates to adverse changes in estimated future cash flows on Agency IOs and non-Agency RMBS, primarily resulting from an increase in expected prepayments. As of December 31, 2020, certain of the Company's securities, at the date of acquisition, have experienced or are expected to experience more-than-insignificant deterioration in credit quality since origination, and the Company has established an initial estimate for credit losses on such securities for the purpose of calculating interest income. As of December 31, 2020, the estimated credit losses on such securities was $(0.7) million.
The Company determined for certain securities that a portion of such securities' cost basis is not collectible; for the year ended December 31, 2021, the Company recognized realized losses on such securities of $(1.2) million, which are reflected in Net realized gains (losses) on securities, on the Consolidated Statement of Operations.

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
December 31, 2021:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$130,710	$—	$130,710
20-year fixed-rate mortgages	—	36,347	—	36,347
30-year fixed-rate mortgages	—	1,072,904	—	1,072,904
Adjustable rate mortgages	—	11,960	—	11,960
Reverse mortgages	—	37,297	—	37,297
Interest only securities	—	4,635	5,654	10,289
Non-Agency RMBS	—	4,595	7,259	11,854
Mortgage-backed securities, at fair value	—	1,298,448	12,913	1,311,361
Other investments, at fair value:
Preferred equity securities	309	—	—	309
Total other investments, at fair value	309	—	—	309
Financial derivatives–assets, at fair value:
TBAs	—	908	—	908
Interest rate swaps	—	5,454	—	5,454
Futures	276	—	—	276
Total financial derivatives–assets, at fair value	276	6,362	—	6,638
Total mortgage-backed securities, other investments, and financial derivatives–assets, at fair value	$585	$1,304,810	$12,913	$1,318,308
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(117,195)	$—	$(117,195)
Financial derivatives–liabilities, at fair value:
TBAs	—	(350)	—	(350)
Interest rate swaps	—	(608)	—	(608)
Futures	(145)	—	—	(145)
Total financial derivatives–liabilities, at fair value	(145)	(958)	—	(1,103)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(145)	$(118,153)	$—	$(118,298)

December 31, 2020:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$83,159	$—	$83,159
20-year fixed-rate mortgages	—	44,763	—	44,763
30-year fixed-rate mortgages	—	834,881	—	834,881
Adjustable rate mortgages	—	20,442	—	20,442
Reverse mortgages	—	67,474	—	67,474
Interest only securities	—	4,853	8,196	13,049
Non-Agency RMBS	—	4,316	13,296	17,612
Mortgage-backed securities, at fair value	—	1,059,888	21,492	1,081,380
Other investments, at fair value:
Preferred equity securities	292	—	—	292
Total other investments, at fair value	292	—	—	292
Financial derivatives–assets, at fair value:
TBAs	—	1,720	—	1,720
Interest rate swaps	—	1,071	—	1,071
Total financial derivatives–assets, at fair value	—	2,791	—	2,791
Total mortgage-backed securities and financial derivatives–assets, at fair value	$292	$1,062,679	$21,492	$1,084,463
Liabilities:
Financial derivatives–liabilities, at fair value:
TBAs	$—	$(699)	$—	$(699)
Interest rate swaps	—	(5,585)	—	(5,585)
Futures	(346)	—	—	(346)
Total financial derivatives–liabilities, at fair value	$(346)	$(6,284)	$—	$(6,630)

The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value.
Year Ended December 31, 2021:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2020	$13,296	$8,196
Purchases	2,701	1,845
Proceeds from sales	(4,040)	—
Principal repayments	(1,115)	—
(Amortization)/accretion, net	546	(2,566)
Net realized gains (losses)	270	(1,043)
Change in net unrealized gains (losses)	(141)	172
Transfers:
Transfers into level 3	337	1,055
Transfers out of level 3	(4,595)	(2,005)
Ending balance as of December 31, 2021	$7,259	$5,654
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at December 31, 2021, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2021. For Level 3 financial instruments held by the Company as of December 31, 2021, change in net unrealized gains (losses) of $(0.2) million and $0.2 million, for the year ended December 31, 2021 relate to non-Agency RMBS and Agency RMBS, respectively.
At December 31, 2021, the Company transferred $6.6 million of RMBS from Level 3 to Level 2 and $1.4 million of RMBS from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of December 31, 2020, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2020. For Level 3 financial instruments held by the Company as of December 31, 2020, change in net unrealized gains (losses) of $0.2 million and $(2.4) million, for the year ended December 31, 2020 relate to non-Agency RMBS and Agency RMBS, respectively.
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

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2021 and 2020:
December 31, 2021:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$2,643	Market quotes	Non-Binding Third-Party Valuation	$52.43	$92.28	$88.18
	4,616	Discounted Cash Flows
	7,259		Yield	2.2%	31.8%	6.0%
			Projected Collateral Prepayments	35.7%	79.1%	49.2%
			Projected Collateral Losses	0.0%	9.2%	5.9%
			Projected Collateral Recoveries	1.1%	14.0%	9.3%
Agency RMBS–Interest Only Securities	3,713	Market quotes	Non-Binding Third-Party Valuation	$6.64	$15.90	$13.42
	1,941	Option Adjusted Spread ("OAS")	LIBOR OAS (2)(3)	224	5,020	953
	5,654		Projected Collateral Prepayments	17.3%	85.4%	72.4%
(1)Averages are weighted based on the fair value of the related instrument.
(2)Shown in basis points.
(3)For the range minimum, the range maximum, and the weighted average of LIBOR OAS, excludes Agency interest only securities with a negative LIBOR OAS, with a total fair value of $15 thousand. Including these securities, the weighted average was 950 basis points.
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
(2)For the range minimum, the range maximum, and the weighted average yield, excludes non-Agency RMBS with a negative yield, with a total fair value of $0.9 million. Including these securities, the weighted average yield was 4.1%
(3)Shown in basis points.
(4)For the range minimum, the range maximum, and the weighted average of LIBOR OAS, excludes Agency interest only securities with a negative LIBOR OAS, with a total fair value of $0.5 million. Including these securities, the weighted average was 385 basis points.
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
The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$69,028	$69,028	$58,166	$58,166
Due from brokers	88,662	88,662	47,798	47,798
Reverse repurchase agreements	117,505	117,505	—	—
Liabilities:
Repurchase agreements	1,064,835	1,064,835	1,015,245	1,015,245
Due to brokers	1,959	1,959	1,064	1,064
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

The following table details the fair value of the Company's holdings of financial derivatives as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$158	$1,720
TBA securities sale contracts	750	—
Fixed payer interest rate swaps	5,165	457
Fixed receiver interest rate swaps	289	614
Futures	276	—
Total financial derivatives–assets, at fair value	6,638	2,791
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(182)	—
TBA securities sale contracts	(168)	(699)
Fixed payer interest rate swaps	(465)	(5,208)
Fixed receiver interest rate swaps	(143)	(377)
Futures	(145)	(346)
Total financial derivatives–liabilities, at fair value	(1,103)	(6,630)
Total, net	$5,535	$(3,839)
Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of December 31, 2021 and 2020:
December 31, 2021:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$5,000	$12	0.05%	0.08%	0.08
2023	129,095	419	0.43	0.16	1.43
2024	14,700	193	0.30	0.16	2.13
2025	53,101	1,037	0.57	0.18	3.32
2027	472	(6)	1.61	0.18	5.91
2028	116,894	1,920	1.14	0.17	6.55
2031	61,024	891	1.34	0.17	9.54
2040	500	45	0.90	0.08	18.82
2041	11,227	196	1.59	0.14	19.60
2049	3,633	(155)	1.89	0.12	27.83
2050	792	148	0.90	0.12	28.54
Total	$396,438	$4,700	0.84%	0.17%	5.30

December 31, 2020:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$124,347	$(1,883)	0.93%	0.22%	1.78
2023	77,591	(1,711)	0.96	0.23	2.45
2025	25,000	(128)	0.51	0.21	4.87
2027	56,692	305	0.50	0.23	6.54
2040	500	20	0.90	0.09	19.82
2042	10,303	(988)	1.81	0.23	21.93
2049	3,633	(463)	1.89	0.21	28.83
2050	792	97	0.90	0.22	29.54
Total	$298,858	$(4,751)	0.86%	0.22%	4.24
The following tables provide information about the Company's fixed receiver interest rate swaps as of December 31, 2021 and 2020.
December 31, 2021:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$5,000	$(10)	0.05%	0.06%	0.80
2023	13,200	283	0.12	1.87	1.31
2026	11,500	(77)	0.16	1.14	4.78
2040	500	(50)	0.08	0.84	18.82
Total	$30,200	$146	0.13%	1.27%	2.84
December 31, 2020:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$5,000	$(1)	0.09%	0.06%	1.80
2023	13,200	614	0.21	1.87	2.31
2030	25,880	(356)	0.23	0.73	9.60
2040	500	(20)	0.09	0.84	19.82
Total	$44,580	$237	0.21%	0.99%	6.68

Futures
The following tables provide information about the Company's futures as of December 31, 2021 and 2020.
December 31, 2021:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Assets:
Short Contracts:
U.S. Treasury Futures	(100,500)	276	3.00
Liabilities:
Long Contracts:
U.S. Treasury Futures	3,300	(29)	2.70
Short Contracts:
U.S. Treasury Futures	(153,500)	(116)	2.70
Total, net	$(250,700)	$131	2.82

December 31, 2020:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Liabilities:
Long Contracts:
U.S. Treasury Futures	$3,300	$(28)	2.70
Short Contracts:
U.S. Treasury Futures	(147,800)	(318)	2.85
Total, net	$(144,500)	$(346)	2.85
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

As of December 31, 2021 and 2020, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	December 31, 2021				December 31, 2020
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$85,766	$88,324	$88,482	$158	$317,890	$330,719	$332,439	$1,720
Liabilities	130,641	132,419	132,237	(182)	—	—	—	—
	216,407	220,743	220,719	(24)	317,890	330,719	332,439	1,720
Sale contracts:
Assets	(255,987)	(270,334)	(269,584)	750	—	—	—	—
Liabilities	(156,645)	(164,510)	(164,678)	(168)	(459,613)	(488,066)	(488,765)	(699)
	(412,632)	(434,844)	(434,262)	582	(459,613)	(488,066)	(488,765)	(699)
Total TBA securities, net	$(196,225)	$(214,101)	$(213,543)	$558	$(141,723)	$(157,347)	$(156,326)	$1,021
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
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the years ended December 31, 2021 and 2020:

Derivative Type	Year Ended December 31, 2021	Year Ended December 31, 2020
	(In thousands)
TBAs	$720,268	$642,362
Interest rate swaps	422,905	402,407
Futures	232,792	104,454
Gains and losses on the Company's financial derivatives for the years ended December 31, 2021 and 2020 are summarized in the tables below:

	Year Ended December 31, 2021
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(1,856)	$(3,218)	$(5,074)	$(355)	$8,940	$8,585
TBAs		(1,150)	(1,150)		(463)	(463)
Futures		3,698	3,698		478	478
Total	$(1,856)	$(670)	$(2,526)	$(355)	$8,955	$8,600

	Year Ended December 31, 2020
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(810)	$(9,600)	$(10,410)	$(134)	$(6,340)	$(6,474)
TBAs		3,164	3,164		1,203	1,203
Futures		(5,958)	(5,958)		(684)	(684)
Total	$(810)	$(12,394)	$(13,204)	$(134)	$(5,821)	$(5,955)
From time to time, the Company uses short positions in U.S. Treasury positions as a component of its interest rate hedging portfolio. As of December 31, 2021, the Company held short positions in U.S. Treasury securities, with a principal amount of $118.8 million and a fair value of $117.2 million; the Company did not hold any short positions in U.S. Treasury securities as of December 31, 2020.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of both December 31, 2021 and 2020, the Company had outstanding borrowings under repurchase agreements with 15 counterparties.

The following table details the Company's outstanding borrowings under repurchase agreements as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)			(In thousands)
30 days or less	$162,089	0.18%	13	$307,544	0.27%	15
31-60 days	235,321	0.21	43	541,104	0.23	44
61-90 days	114,931	0.18	72	92,314	0.26	74
91-120 days	104,361	0.17	106	—	—	—
121-150 days	148,855	0.16	133	2,371	0.27	126
151-180 days	56,337	0.15	163	53,150	0.32	162
181-364 days	242,941	0.19	238	18,762	0.26	257
Total	$1,064,835	0.18%	111	$1,015,245	0.25%	48
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of both December 31, 2021 and 2020, the fair value of RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.0 billion. In addition as of December 31, 2021 and 2020, the Company was posting to repurchase agreement counterparties net cash collateral of $77.7 million and $34.7 million, respectively, as a result of margin calls with various repurchase agreement counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. There was no counterparty for which the amount at risk was greater than 10% of shareholders' equity as of December 31, 2021 or 2020.

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
The following tables present information about certain assets and liabilities representing financial instruments as of December 31, 2021 and 2020. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
December 31, 2021:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$6,638	$(820)	$—	$—	$5,818
Reverse repurchase agreements	117,505	(31,306)	(86,199)	—	—
Liabilities:
Financial derivatives–liabilities	(1,103)	820	—	271	(12)
Repurchase agreements	(1,064,835)	31,306	955,842	77,687	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase and reverse repurchase agreements and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December 31, 2021 were $1.0 billion. As of December 31, 2021 total cash collateral (received) pledged on financial derivative assets excludes $9.2 million of net excess cash collateral.
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

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of December 31, 2021 and 2020, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(In thousands except for share amounts)	2021	2020
Numerator:
Net income (loss)	$(6,309)	$20,112
Denominator:
Basic and diluted weighted average shares outstanding	12,683,761	12,353,246
Basic and diluted earnings per share	$(0.50)	$1.63
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
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For each of the years ended December 31, 2021 and 2020, the total management fee incurred was $2.4 million.
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
During the years ended December 31, 2021 and 2020, the Company reimbursed the Manager $2.5 million and $2.0 million, respectively, for previously incurred operating and compensation expenses. As of December 31, 2021 and 2020, the outstanding payable to the Manager for operating and compensation expenses was $0.4 million and $0.3 million, respectively, and is included in Accrued expenses on the Consolidated Balance Sheet.
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
Registration Rights Agreement
The Company is a party to a registration rights agreement, the "Registration Rights Agreement," with an affiliate of EMG and with the Blackstone Tactical Opportunities Funds (the "Blackstone Funds") pursuant to which the Company has granted its initial investors and each of their permitted transferees and other holders of the Company's "Registrable Common Stock" (as such term is defined in the registration rights agreement) who become parties to the registration rights agreement with certain demand and/or piggy-back registration and shelf takedown rights. In April 2021, the Blackstone Funds registered all of their Registrable Common Stock.
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of December 31, 2021 and 2020, there were 13,109,926 and 12,343,542 common shares outstanding, respectively. No preferred shares have been issued.
On April 2, 2021, the Company commenced an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which it was authorized to offer and sell up to $75.0 million of common shares from time to time. During the year ended December 31, 2021, the Company issued 163,269 common shares under the ATM program which provided $1.9 million of net proceeds after $29 thousand of agent commissions and offering costs.
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
Detailed below is a roll forward of the Company's common shares outstanding for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31, 2021	December 31, 2020
Common Shares Outstanding (12/31/2020 and 12/31/2019, respectively)	12,343,542	12,455,758
Share Activity:
Common shares issued	738,269	—
Restricted common shares issued	28,115	23,926
Common shares repurchased	—	(136,142)
Common Shares Outstanding (12/31/2021 and 12/31/2020, respectively)	13,109,926	12,343,542
Unvested restricted shares outstanding (12/31/2021 and 12/31/2020, respectively)	32,567	27,594

The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at December 31, 2021:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	16,816	September 14, 2021	September 13, 2022
Partially dedicated employees:
	4,452	December 17, 2020	December 17, 2022
	5,650	December 16, 2021	December 16, 2022
	5,649	December 16, 2021	December 16, 2023
(1)Date at which such restricted shares will vest and become non-forfeitable.
As of December 31, 2021 and 2020, there were 268,831 and 274,798 shares available for future issuance under the Company's 2013 Equity Incentive Plan, respectively.
On June 13, 2018, the Company's Board of Trustees approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. During the year ended December 31, 2020, the Company repurchased 136,142 of its common shares at an aggregate cost of $1.0 million, and an average price per share of $7.24; the Company did not repurchase any shares during the year ended December 31, 2021. From inception of the current share repurchase program adopted on June 13, 2018 through December 31, 2021, the Company repurchased 434,171 of its common shares at an aggregate cost of $4.1 million, and an average price per share of $9.45.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of December 31, 2021 and 2020 and management is not aware of any significant contingencies at December 31, 2021.

12. Condensed Quarterly Financial Data (Unaudited)
Detailed below is unaudited quarterly information for the years ended December 31, 2021 and 2020.

(In thousands except for per share amounts)	Three-Month Period Ended March 31, 2021	Three-Month Period Ended June 30, 2021	Three-Month Period Ended September 30, 2021	Three-Month Period Ended December 31, 2021
INTEREST INCOME (EXPENSE)
Interest income	$6,535	$9,875	$5,463	$6,491
Interest expense	(781)	(661)	(552)	(729)
Total net interest income	5,754	9,214	4,911	5,762
EXPENSES
Management fees to affiliate	614	609	598	581
Professional fees	271	275	223	169
Compensation expense	177	212	203	129
Insurance expense	86	95	99	97
Other operating expenses	317	342	319	336
Total expenses	1,465	1,533	1,442	1,312
OTHER INCOME (LOSS)
Net realized gains (losses) on securities and financial derivatives	(2,069)	3,074	(1,617)	1,904
Change in net unrealized gains (losses) on securities and financial derivatives	(2,093)	(15,292)	(992)	(9,113)
Total other income (loss)	(4,162)	(12,218)	(2,609)	(7,209)
NET INCOME (LOSS)	$127	$(4,537)	$860	$(2,759)
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted(1)	$0.01	$(0.36)	$0.07	$(0.21)
CASH DIVIDENDS PER COMMON SHARE:
Dividends declared	$0.28	$0.30	$0.30	$0.30
(1)For the year ended December 31, 2021 the sum of EPS for the four quarters of the year does not equal EPS as calculated for the entire year (see Note 8) as a result of changes in the number of common shares outstanding during the year due to issuances of common shares, as EPS is calculated using average common shares outstanding during the period.

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
13. Subsequent Events
On January 7, 2022, the Board of Trustees approved a monthly dividend in the amount of $0.10 per share payable on February 25, 2022 to shareholders of record as of January 31, 2022.
On February 7, 2022, the Board of Trustees approved a monthly dividend in the amount of $0.10 per share payable on March 25, 2022 to shareholders of record as of February 28, 2022.
On March 7, 2022, the Board of Trustees approved a monthly dividend in the amount of $0.10 per share payable on April 25, 2022 to shareholders of record as of March 31, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2022 annual shareholders' meeting.
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
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2022 annual shareholders' meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2022 annual shareholders' meeting.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2022 annual shareholders' meeting.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2022 annual shareholders' meeting.

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

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	March 11, 2022	By:	/s/ LAURENCE PENN
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

Signature	Title	Date

/s/ LAURENCE PENN	Chief Executive Officer, President and Trustee (Principal Executive Officer)	March 11, 2022
LAURENCE PENN

/s/ CHRISTOPHER SMERNOFF	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2022
CHRISTOPHER SMERNOFF

/s/ MICHAEL W. VRANOS	Trustee	March 11, 2022
MICHAEL W. VRANOS

/s/ ROBERT B. ALLARDICE, III	Chairman of the Board	March 11, 2022
ROBERT B. ALLARDICE, III

/s/ RONALD I. SIMON PH.D	Trustee	March 11, 2022
RONALD I. SIMON PH.D

/s/ MARY MCBRIDE	Trustee	March 11, 2022
MARY MCBRIDE

/s/ DAVID MILLER	Trustee	March 11, 2022
DAVID MILLER