Form 10-Q
period 2022-03-31
Ellington Residential Mortgage REIT
filed 2022-05-13
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of the Registrant's common shares outstanding as of May 11, 2022: 13,109,926

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2022	December 31, 2021
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$16,206	$69,028
Mortgage-backed securities, at fair value(1)	1,094,183	1,311,361
Other investments, at fair value	21,277	309
Due from brokers	88,441	88,662
Financial derivatives–assets, at fair value	36,566	6,638
Reverse repurchase agreements	27,348	117,505
Receivable for securities sold	218,812	—
Interest receivable	3,530	4,504
Other assets	782	459
Total Assets	$1,507,145	$1,598,466
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$1,211,163	$1,064,835
Payable for securities purchased	119,792	255,136
Due to brokers	23,052	1,959
Financial derivatives–liabilities, at fair value	3,277	1,103
U.S. Treasury securities sold short, at fair value	13,461	117,195
Dividend payable	1,311	1,311
Accrued expenses	976	1,236
Management fee payable to affiliate	500	581
Interest payable	712	885
Total Liabilities	1,374,244	1,444,241
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (13,109,926 and 13,109,926 shares issued and outstanding, respectively)	131	131
Additional paid-in-capital	238,941	238,865
Accumulated deficit	(106,171)	(84,771)
Total Shareholders' Equity	132,901	154,225
Total Liabilities and Shareholders' Equity	$1,507,145	$1,598,466
(1)Includes assets pledged as collateral to counterparties. See Note 6 for additional details on the Company's borrowings and related collateral.

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2022	March 31, 2021
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$6,535	$6,535
Interest expense	(1,103)	(781)
Total net interest income	5,432	5,754
EXPENSES
Management fees to affiliate	500	614
Professional fees	206	271
Compensation expense	162	177
Insurance expense	98	86
Other operating expenses	355	317
Total expenses	1,321	1,465
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	(14,170)	3,081
Net realized gains (losses) on financial derivatives	15,353	(5,150)
Change in net unrealized gains (losses) on securities	(50,515)	(10,308)
Change in net unrealized gains (losses) on financial derivatives	27,754	8,215
Total other income (loss)	(21,578)	(4,162)
NET INCOME (LOSS)	$(17,467)	$127
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$(1.33)	$0.01
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2021	13,109,926	$131	—	$—	$238,865	$(84,771)	$154,225
Share based compensation					76		76
Dividends declared(1)						(3,933)	(3,933)
Net income (loss)						(17,467)	(17,467)
BALANCE, March 31, 2022	13,109,926	$131	—	$—	$238,941	$(106,171)	$132,901

BALANCE, December 31, 2020	12,343,542	$123	—	$—	$229,614	$(63,335)	$166,402
Share based compensation					66		66
Dividends declared(1)						(3,456)	(3,456)
Net income (loss)						127	127
BALANCE, March 31, 2021	12,343,542	$123	—	$—	$229,680	$(66,664)	$163,139
(1)For the three-month periods ended March 31, 2022 and 2021, dividends totaling $0.30 and $0.28, respectively, per common share outstanding, were declared.
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2022	March 31, 2021
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$(17,467)	$127
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	14,170	(3,081)
Change in net unrealized (gains) losses on securities	50,515	10,308
Net realized (gains) losses on financial derivatives	(15,353)	5,150
Change in net unrealized (gains) losses on financial derivatives	(27,754)	(8,215)
Amortization of premiums and accretion of discounts, net	2,535	2,620
Share based compensation	76	66
(Increase) decrease in assets:
Interest receivable	974	(18)
Other assets	(323)	(311)
Increase (decrease) in liabilities:
Accrued expenses	(227)	(107)
Interest payable	(173)	143
Management fees payable to affiliate	(81)	(12)
Net cash provided by (used in) operating activities	6,892	6,670
Cash flows provided by (used in) investing activities:
Purchases of securities	(1,100,487)	(199,731)
Proceeds from sale of securities	804,471	29,975
Principal repayments of mortgage-backed securities	65,967	79,110
Proceeds from investments sold short	162,472	190,110
Repurchase of investments sold short	(261,322)	(88,569)
Proceeds from disposition of financial derivatives	18,526	5,113
Purchase of financial derivatives	(7,626)	(8,253)
Payments made on reverse repurchase agreements	(5,216,036)	(2,667,643)
Proceeds from reverse repurchase agreements	5,306,192	2,568,739
Due from brokers, net	7,327	4,640
Due to brokers, net	18,761	347
Net cash provided by (used in) investing activities	(201,755)	(86,162)

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2022	March 31, 2021
Cash flows provided by (used in) financing activities:
Offering costs paid	$(33)	$(70)
Dividends paid	(3,933)	(3,456)
Borrowings under repurchase agreements	963,814	433,559
Repayments of repurchase agreements	(817,486)	(342,080)
Due from brokers, net	(251)	(14,127)
Due to brokers, net	(70)	—
Cash provided by (used in) financing activities	142,041	73,826
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(52,822)	(5,666)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,028	58,166
CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,206	$52,500
Supplemental disclosure of cash flow information:
Interest paid	$1,277	$639
Dividends payable	1,311	3,456

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP," and Regulation S-X. Entities in which the Company has a controlling financial interest, through ownership of the majority of the entities' voting equity interests, or through other contractual rights that give the Company control, are consolidated by the Company. All inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material. In management's opinion, all material adjustments considered necessary for a fair statement of the Company's interim consolidated financial statements have been included and are only of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at March 31, 2022 and December 31, 2021, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or government-sponsored enterprise, or "GSE." The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.

By RMBS Type
March 31, 2022:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Agency RMBS:
15-year fixed-rate mortgages	$102,119	$3,588	$105,707	$335	$(3,953)	$102,089	2.76%	1.77%	3.97
20-year fixed-rate mortgages	34,244	1,421	35,665	11	(3,137)	32,539	2.30%	1.51%	6.82
30-year fixed-rate mortgages	890,736	35,262	925,998	1,894	(39,885)	888,007	3.22%	2.38%	7.83
Adjustable rate mortgages	10,307	549	10,856	22	(299)	10,579	2.85%	2.19%	4.52
Reverse mortgages	33,238	2,262	35,500	9	(1,072)	34,437	3.33%	2.27%	4.16
Interest only securities	n/a	n/a	11,804	175	(2,285)	9,694	4.19%	5.48%	5.29
Total Agency RMBS	1,070,644	43,082	1,125,530	2,446	(50,631)	1,077,345	3.22%	2.33%	7.16
Non-Agency RMBS:
Principal and interest securities	10,654	(3,347)	7,307	1,343	—	8,650	1.78%	6.58%	8.06
Interest only securities	n/a	n/a	6,722	1,466	—	8,188	0.24%	12.98%	9.05
Total Non-Agency RMBS	10,654	(3,347)	14,029	2,809	—	16,838	0.27%	9.64%	9.04
Total RMBS	$1,081,298	$39,735	$1,139,559	$5,255	$(50,631)	$1,094,183	2.05%	2.42%	7.90
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
By Estimated Weighted Average Life
As of March 31, 2022

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$32,113	$32,529	3.67%	$581	$822	4.83%	$515	$450	6.00%
Greater than three years and less than seven years	480,872	495,555	3.68%	7,983	9,976	4.36%	279	160	2.56%
Greater than seven years and less than eleven years	551,773	582,657	2.68%	1,130	1,006	2.47%	16,044	13,419	0.26%
Greater than eleven years	2,893	2,985	2.50%	—	—	—%	—	—	—%
Total	$1,067,651	$1,113,726	3.15%	$9,694	$11,804	4.19%	$16,838	$14,029	0.27%
(1)Average lives of RMBS are generally shorter than stated contractual maturities.
(2)Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.

As of December 31, 2021:

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
The following tables reflect the components of interest income on the Company's RMBS for the three month periods ended March 31, 2022 and 2021:

	Three-Month Period Ended March 31, 2022			Three-Month Period Ended March 31, 2021
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$9,224	$(3,018)	$6,206	$10,118	$(3,828)	$6,290
Non-Agency RMBS	422	(132)	290	73	157	230
Total	$9,646	$(3,150)	$6,496	$10,191	$(3,671)	$6,520
For the three-month periods ended March 31, 2022 and 2021, the Catch-up Premium Amortization Adjustment was $(0.5) million and $0.1 million, respectively.
At March 31, 2022, the Company had gross unrealized losses on RMBS of $(50.6) million, of which $(0.8) million relates to adverse changes in estimated future cash flows on Agency IOs, primarily resulting from an increase in expected prepayments. At December 31, 2021, the Company had gross unrealized losses on RMBS of $(12.4) million, of which $(2.2) million relates to adverse changes in estimated future cash flows on Agency IOs and non-Agency RMBS, primarily resulting from an increase in expected prepayments.
The Company determined for certain securities that a portion of such securities' cost basis is not collectible; for the three-month periods ended March 31, 2022, the Company recognized realized losses on such securities of $(0.3) million, which are reflected in Net realized gains (losses) on securities, on the Consolidated Statement of Operations.

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
March 31, 2022:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$102,089	$—	$102,089
20-year fixed-rate mortgages	—	32,539	—	32,539
30-year fixed-rate mortgages	—	888,007	—	888,007
Adjustable rate mortgages	—	10,579	—	10,579
Reverse mortgages	—	34,437	—	34,437
Interest only securities	—	6,552	3,142	9,694
Non-Agency RMBS	—	4,690	12,148	16,838
Mortgage-backed securities, at fair value	—	1,078,893	15,290	1,094,183
Other investments, at fair value:
U.S. Treasury securities	—	21,026	—	21,026
Preferred equity securities	251	—	—	251
Total other investments, at fair value	251	21,026	—	21,277
Financial derivatives–assets, at fair value:
TBAs	—	2,569	—	2,569
Interest rate swaps	—	25,836	—	25,836
Futures	8,161	—	—	8,161
Total financial derivatives–assets, at fair value	8,161	28,405	—	36,566
Total mortgage-backed securities, other investments, and financial derivatives–assets, at fair value	$8,412	$1,128,324	$15,290	$1,152,026
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(13,461)	$—	$(13,461)
Financial derivatives–liabilities, at fair value:
TBAs	—	(1,049)	—	(1,049)
Interest rate swaps	—	(2,078)	—	(2,078)
Futures	(150)	—	—	(150)
Total financial derivatives–liabilities, at fair value	(150)	(3,127)	—	(3,277)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(150)	$(16,588)	$—	$(16,738)

December 31, 2021:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$130,710	$—	$130,710
20-year fixed-rate mortgages	—	36,347	—	36,347
30-year fixed-rate mortgages	—	1,072,904	—	1,072,904
Adjustable rate mortgages	—	11,960	—	11,960
Reverse mortgages	—	37,297	—	37,297
Interest only securities	—	4,635	5,654	10,289
Non-Agency RMBS	—	4,595	7,259	11,854
Mortgage-backed securities, at fair value	—	1,298,448	12,913	1,311,361
Other investments, at fair value:
Preferred equity securities	309	—	—	309
Total other investments, at fair value	309	—	—	309
Financial derivatives–assets, at fair value:
TBAs	—	908	—	908
Interest rate swaps	—	5,454	—	5,454
Futures	276	—	—	276
Total financial derivatives–assets, at fair value	276	6,362	—	6,638
Total mortgage-backed securities and financial derivatives–assets, at fair value	$585	$1,304,810	$12,913	$1,318,308
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(117,195)	$—	$(117,195)
Financial derivatives–liabilities, at fair value:
TBAs	—	(350)	—	(350)
Interest rate swaps	—	(608)	—	(608)
Futures	(145)	—	—	(145)
Total financial derivatives–liabilities, at fair value	(145)	(958)	—	(1,103)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(145)	$(118,153)	$—	$(118,298)

The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value.
Three-Month Period Ended March 31, 2022:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2021	$7,259	$5,654
Purchases	6,473	174
Proceeds from sales	(5,126)	—
Principal repayments	(42)	—
(Amortization)/accretion, net	(48)	(429)
Net realized gains (losses)	23	(183)
Change in net unrealized gains (losses)	622	514
Transfers:
Transfers into level 3	2,987	338
Transfers out of level 3	—	(2,926)
Ending balance as of March 31, 2022	$12,148	$3,142
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at March 31, 2022, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended March 31, 2022. For Level 3 financial instruments held by the Company as of March 31, 2022, change in net unrealized gains (losses) of $0.3 million and $0.2 million, for the three-month period ended March 31, 2022 relate to non-Agency RMBS and Agency RMBS, respectively.
At March 31, 2022, the Company transferred $2.9 million of RMBS from Level 3 to Level 2 and $3.3 million of RMBS from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of March 31, 2021, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended March 31, 2021. For Level 3 financial instruments held by the Company as of March 31, 2021, change in net unrealized gains (losses) of $(0.1) million and $1.1 million, for the three-month period ended March 31, 2021 relate to non-Agency RMBS and Agency RMBS, respectively.
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

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of March 31, 2022 and December 31, 2021:
March 31, 2022:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$8,343	Market quotes	Non-Binding Third-Party Valuation	$0.68	$96.66	$57.83
	3,805	Discounted Cash Flows
	12,148		Yield	4.0%	28.6%	6.8%
			Projected Collateral Prepayments	26.3%	59.1%	34.0%
			Projected Collateral Losses	0.8%	10.2%	7.9%
			Projected Collateral Recoveries	6.5%	13.1%	11.0%
Agency RMBS–Interest Only Securities	1,360	Market quotes	Non-Binding Third-Party Valuation	$10.65	$16.75	$15.07
	1,782	Option Adjusted Spread ("OAS")	LIBOR OAS (2)(3)	226	5,036	1,117
	3,142		Projected Collateral Prepayments	46.5%	83.1%	64.5%
(1)Averages are weighted based on the fair value of the related instrument.
(2)Shown in basis points.
(3)For the range minimum, the range maximum, and the weighted average of LIBOR OAS, excludes Agency interest only securities with a negative LIBOR OAS, with a total fair value of $9 thousand. Including these securities, the weighted average was 1,113 basis points.
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
The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$16,206	$16,206	$69,028	$69,028
Due from brokers	88,441	88,441	88,662	88,662
Reverse repurchase agreements	27,348	27,348	117,505	117,505
Liabilities:
Repurchase agreements	1,211,163	1,211,163	1,064,835	1,064,835
Due to brokers	23,052	23,052	1,959	1,959
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

The following table details the fair value of the Company's holdings of financial derivatives as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$4	$158
TBA securities sale contracts	2,565	750
Fixed payer interest rate swaps	25,499	5,165
Fixed receiver interest rate swaps	337	289
Futures	8,161	276
Total financial derivatives–assets, at fair value	36,566	6,638
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(689)	(182)
TBA securities sale contracts	(360)	(168)
Fixed payer interest rate swaps	(485)	(465)
Fixed receiver interest rate swaps	(1,593)	(143)
Futures	(150)	(145)
Total financial derivatives–liabilities, at fair value	(3,277)	(1,103)
Total, net	$33,289	$5,535
Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of March 31, 2022 and and December 31, 2021:
March 31, 2022:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$5,000	$32	0.05%	0.08%	0.56
2023	129,095	2,029	0.43	0.45	1.18
2024	14,700	580	0.30	0.42	1.89
2025	57,805	2,986	0.77	0.61	3.05
2027	472	18	1.61	0.51	5.66
2028	116,894	8,575	1.14	0.51	6.31
2029	15,800	(40)	2.17	0.27	7.01
2031	61,024	5,184	1.34	0.53	9.29
2032	93,277	3,830	1.61	0.05	9.85
2040	500	90	0.90	0.08	18.57
2041	11,227	1,342	1.59	0.30	19.36
2049	3,633	263	1.89	0.26	27.59
2050	792	229	0.90	0.23	28.30
2052	5,000	(104)	2.05	0.29	30.00
Total	$515,219	$25,014	1.05%	0.40%	6.20

December 31, 2021:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$5,000	$12	0.05%	0.08%	0.08
2023	129,095	419	0.43	0.16	1.43
2024	14,700	193	0.30	0.16	2.13
2025	53,101	1,037	0.57	0.18	3.32
2027	472	(6)	1.61	0.18	5.91
2028	116,894	1,920	1.14	0.17	6.55
2031	61,024	891	1.34	0.17	9.54
2040	500	45	0.90	0.08	18.82
2041	11,227	196	1.59	0.14	19.60
2049	3,633	(155)	1.89	0.12	27.83
2050	792	148	0.90	0.12	28.54
Total	$396,438	$4,700	0.84%	0.17%	5.30
The following tables provide information about the Company's fixed receiver interest rate swaps as of March 31, 2022 and December 31, 2021.
March 31, 2022:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$5,000	$(30)	0.05%	0.06%	0.56
2023	13,200	337	0.26	1.87	1.07
2027	71,400	(1,162)	0.20	1.84	4.96
2032	7,218	(307)	0.05	1.59	9.85
2040	500	(94)	0.08	0.84	18.57
Total	$97,318	$(1,256)	0.19%	1.73%	4.64
December 31, 2021:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$5,000	$(10)	0.05%	0.06%	0.80
2023	13,200	283	0.12	1.87	1.31
2026	11,500	(77)	0.16	1.14	4.78
2040	500	(50)	0.08	0.84	18.82
Total	$30,200	$146	0.13%	1.27%	2.84

Futures
The following tables provide information about the Company's futures as of March 31, 2022 and December 31, 2021.
March 31, 2022:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Assets:
Short Contracts:
U.S. Treasury Futures	$(261,900)	$8,161	2.85
Liabilities:
Long Contracts:
U.S. Treasury Futures	3,300	(150)	2.73
Total, net	$(258,600)	$8,011	2.85
December 31, 2021:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Assets:
Short Contracts:
U.S. Treasury Futures	$(100,500)	$276	3.00
Liabilities:
Long Contracts:
U.S. Treasury Futures	3,300	(29)	2.70
Short Contracts:
U.S. Treasury Futures	(153,500)	(116)	2.70
Total, net	$(250,700)	$131	2.82
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

As of March 31, 2022 and December 31, 2021, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	March 31, 2022				December 31, 2021
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$301	$284	$288	$4	$85,766	$88,324	$88,482	$158
Liabilities	64,962	65,601	64,912	(689)	130,641	132,419	132,237	(182)
	65,263	65,885	65,200	(685)	216,407	220,743	220,719	(24)
Sale contracts:
Assets	(195,482)	(201,224)	(198,659)	2,565	(255,987)	(270,334)	(269,584)	750
Liabilities	(39,390)	(37,183)	(37,543)	(360)	(156,645)	(164,510)	(164,678)	(168)
	(234,872)	(238,407)	(236,202)	2,205	(412,632)	(434,844)	(434,262)	582
Total TBA securities, net	$(169,609)	$(172,522)	$(171,002)	$1,520	$(196,225)	$(214,101)	$(213,543)	$558
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
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the three-month period ended March 31, 2022 and year ended December 31, 2021:

Derivative Type	Three-Month Period Ended March 31, 2022	Year Ended December 31, 2021
	(In thousands)
Interest rate swaps	$524,000	$422,905
TBAs	490,858	720,268
Futures	259,275	232,792
Gains and losses on the Company's financial derivatives for the three-month periods ended March 31, 2022 and 2021 are summarized in the tables below:

	Three-Month Period Ended March 31, 2022
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(616)	$(811)	$(1,427)	$(43)	$18,956	$18,913
TBAs		7,726	7,726		962	962
Futures		9,054	9,054		7,879	7,879
Total	$(616)	$15,969	$15,353	$(43)	$27,797	$27,754

	Three-Month Period Ended March 31, 2021
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(386)	$(3,116)	$(3,502)	$(51)	$9,570	$9,519
TBAs		(3,531)	(3,531)		(5,197)	(5,197)
Futures		1,883	1,883		3,893	3,893
Total	$(386)	$(4,764)	$(5,150)	$(51)	$8,266	$8,215
From time to time, the Company uses short positions in U.S. Treasury positions as a component of its interest rate hedging portfolio. As of March 31, 2022, the Company held short positions in U.S. Treasury securities, with a principal amount of $14.0 million and a fair value of $13.5 million. As of December 31, 2021, the Company held short positions in U.S. Treasury securities, with a principal amount of $118.8 million and a fair value of $117.2 million.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of both March 31, 2022 and December 31, 2021, the Company had outstanding borrowings under repurchase agreements with 15 counterparties.

The following table details the Company's outstanding borrowings under repurchase agreements as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 days or less	$351,496	0.31%	14	$162,089	0.18%	13
31-60 days	239,611	0.29	43	235,321	0.21	43
61-90 days	131,226	0.35	74	114,931	0.18	72
91-120 days	76,414	0.19	115	104,361	0.17	106
121-150 days	133,757	0.44	135	148,855	0.16	133
151-180 days	96,752	0.45	166	56,337	0.15	163
181-364 days	150,214	0.68	273	242,941	0.19	238
Total Agency RMBS	1,179,470	0.38	92	1,064,835	0.18	111
Non-Agency RMBS:
30 days or less	3,960	1.00	1	—	—	—
31-60 days	11,657	1.56	40	—	—	—
Total Non-Agency RMBS	15,617	1.42	30	—	—	—
U.S. Treasury Securities
30 days or less	16,076	0.25	1	—	—	—
Total U.S. Treasury Securities	16,076	0.25	1	—	—	—
Total	$1,211,163	0.39%	90	$1,064,835	0.18%	111
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of March 31, 2022 and December 31, 2021, the fair value of RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.2 billion and $1.0 billion, respectively. In addition as of March 31, 2022 and December 31, 2021, the Company was posting to repurchase agreement counterparties net cash collateral of $78.0 million and $77.7 million, respectively, as a result of margin calls with various repurchase agreement counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table provides details by counterparty for such counterparties for which the amounts at risk relating to our repurchase agreements was greater than 10% of total equity as of March 31, 2022. There was no counterparty for which the amount at risk was greater than 10% of shareholders' equity as of December 31, 2021.

Counterparty	a	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
		(In thousands)
J.P. Morgan Securities LLC		$19,759	162	14.9%
Royal Bank of Canada		13,966	116	10.5%

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
The following tables present information about certain assets and liabilities representing financial instruments as of March 31, 2022 and December 31, 2021. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
March 31, 2022:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$36,566	$(2,920)	$—	$(17,724)	$15,922
Reverse repurchase agreements	27,348	(27,348)	—	—	—
Liabilities:
Financial derivatives–liabilities	(3,277)	2,920	—	271	(86)
Repurchase agreements	(1,211,163)	27,348	1,105,807	78,008	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase and reverse repurchase agreements and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of March 31, 2022 were $1.2 billion. As of March 31, 2022 total cash collateral (received) pledged on financial derivative assets and financial derivative liabilities excludes $1.3 million and $(0.4) million, respectively, of net excess cash collateral.
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
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December 31, 2021 were $1.0 billion. As of December 31, 2021 total cash collateral on financial derivative assets excludes $9.2 million of net excess cash collateral.
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

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of March 31, 2022 and 2021, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three-month periods ended March 31, 2022 and 2021:

	Three-Month Period Ended
(In thousands except for share amounts)	March 31, 2022	March 31, 2021
Numerator:
Net income (loss)	$(17,467)	$127
Denominator:
Basic and diluted weighted average shares outstanding	13,109,926	12,343,542
Basic and diluted earnings per share	$(1.33)	$0.01
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
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For the three-month periods ended March 31, 2022 and 2021, the total management fee incurred was $0.5 million and $0.6 million, respectively.
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
During the three-month periods ended March 31, 2022 and 2021, the Company reimbursed the Manager $1.1 million and $1.0 million, respectively, for previously incurred operating and compensation expenses. As of March 31, 2022 and December 31, 2021, the outstanding payable to the Manager for operating and compensation expenses was $0.2 million and $0.4 million, respectively, and is included in Accrued expenses on the Consolidated Balance Sheet.
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
Registration Rights Agreement
The Company is a party to a registration rights agreement, the "Registration Rights Agreement," with an affiliate of EMG and with the Blackstone Tactical Opportunities Funds (the "Blackstone Funds") pursuant to which the Company has granted such EMG affiliate and the Blackstone Funds and each of their permitted transferees and other holders of the Company's "Registrable Common Stock" (as such term is defined in the registration rights agreement) who become parties to the registration rights agreement with certain demand and/or piggy-back registration and shelf takedown rights. In April 2021, the Blackstone Funds registered all of their Registrable Common Stock.
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of both March 31, 2022 and December 31, 2021, there were 13,109,926 common shares outstanding, respectively. No preferred shares have been issued.
Detailed below is a roll forward of the Company's common shares outstanding for the three-month periods ended March 31, 2022 and 2021:

	Three-Month Period Ended
	March 31, 2022	March 31, 2021
Common Shares Outstanding (12/31/2021 and 12/31/2020, respectively)	13,109,926	12,343,542
Share Activity:
Common shares issued	—	—
Restricted common shares issued	—	—
Common shares repurchased	—	—
Common Shares Outstanding (3/31/2022 and 3/31/2021, respectively)	13,109,926	12,343,542
Unvested restricted shares outstanding (3/31/2022 and 3/31/2021, respectively)	32,567	27,594
The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at March 31, 2022:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	16,816	September 14, 2021	September 13, 2022
Partially dedicated employees:
	4,452	December 17, 2020	December 17, 2022
	5,650	December 16, 2021	December 16, 2022
	5,649	December 16, 2021	December 16, 2023
(1)Date at which such restricted shares will vest and become non-forfeitable.

As of both March 31, 2022 and December 31, 2021, there were 268,831 shares available for future issuance under the Company's 2013 Equity Incentive Plan.
On June 13, 2018, the Company's Board of Trustees approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. The Company did not repurchase any shares during either of the three-month periods ended March 31, 2022 or 2021. From inception of the current share repurchase program adopted on June 13, 2018 through March 31, 2022, the Company repurchased 434,171 of its common shares at an aggregate cost of $4.1 million, and an average price per share of $9.45.
On April 2, 2021, the Company commenced an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which it was authorized to offer and sell up to $75.0 million of common shares from time to time. From commencement of the ATM program through March 31, 2022, the Company issued 163,269 common shares under the ATM program.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of March 31, 2022 and December 31, 2021 and management is not aware of any significant contingencies at March 31, 2022.
12. Subsequent Events
On April 7, 2022, the Board of Trustees approved a monthly dividend in the amount of $0.10 per share payable on May 25, 2022 to shareholders of record as of April 29, 2022.
On May 2, 2022, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on June 27, 2022 to shareholders of record as of May 31, 2022.

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
We use leverage in both our Agency and non-Agency RMBS strategies, although we expect leverage in our non-Agency strategy to be significantly lower. We have financed our RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of March 31, 2022, we had outstanding borrowings under repurchase agreements in the amount of $1.2 billion with 15 counterparties.
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
As of March 31, 2022, our book value per share was $10.14 as compared to $11.76 as of December 31, 2021.
Trends and Recent Market Developments
Market Overview
•After maintaining its target range of 0.00%–0.25% for the federal funds rate throughout 2021, the U.S. Federal Reserve, or the "Federal Reserve," shifted to a more hawkish position during the first quarter of 2022.
At its January meeting, while still maintaining the target range at 0.00%–0.25%, the Federal Reserve noted that “with inflation well above 2 percent, and a strong labor market, the Committee expects it will soon be appropriate to raise the target range.” Also at the January meeting, the Federal Reserve continued to reduce the monthly pace of its net asset purchases, setting a trajectory that would bring its net purchases to an end in March.
At its March meeting, the Federal Reserve raised the target range for the federal funds by 0.25%, to 0.25%–0.50%, and noted that it anticipates that ongoing increases will be appropriate. It also stated that it expects to begin reducing its holdings of U.S. Treasury securities and Agency RMBS in the near future. Minutes of the meeting revealed that several members of the Committee would have preferred a 0.50% increase but for the near-term uncertainty related to Russia’s invasion of Ukraine. Further, “all participants agreed that elevated inflation and tight labor market conditions warranted commencement of balance sheet runoff at a coming meeting, with a faster pace of decline in securities holdings than over the 2017–2019 period.”
•During the first quarter, interest rates increased sharply, particularly short-term interest rates. The yields on the 2-year and 10-year U.S. Treasuries finished the quarter virtually equal, with the 2-year rising 160 basis points to 2.33% and the 10-year increasing 83 basis points to 2.34%. Interest rate volatility continued to increase during the first quarter, with the MOVE Index in early March 2022 reaching its highest point since the COVID-related market volatility of March 2020.

•Mortgage rates also spiked in the first quarter of 2022, in sympathy with the significant increase in interest rates. The Freddie Mac survey 30-year mortgage rate increased by 156 basis points to 4.67% as of March 31st, its highest 3-month increase since 1994, and was up a total of 190 basis points since early August 2021. As a result, the Mortgage Bankers Association's Refinance Index fell again, declining 50.4% between December 31st and April 1st, hitting its lowest level in 3 years. Fannie Mae 30-year MBS prepayments continued their sharp drop as well, declining from a CPR of 18.7 in December to 14.8 in January and 13.2 in February, before increasing modestly to 14.2 in March driven by an increase in day count.
•LIBOR and SOFR rates also rose substantially in the first quarter. One-month LIBOR increased by 35 basis points to end the quarter at 0.45%, and three-month LIBOR increased by 75 basis points to 0.96%. In anticipation of additional interest rate increases by the Federal Reserve in the near term, the spread between one- and three-month LIBOR increased by 40 basis points to 0.51%. The Secured Overnight Financing Rate, or SOFR, which is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, increased from 0.05% as of December 31st to 0.29% at March 31st. LIBOR and SOFR drive many of our financing costs.
•Real GDP shrank at an estimated annualized rate of 1.4% in the first quarter, a sharp reversal from the 6.9% annualized growth rate recorded in the prior quarter. Meanwhile, the unemployment rate dropped to 3.6% as of March 31st, from 3.9% at December 31st, returning to roughly pre-pandemic levels.
•Inflation continued to accelerate in the first quarter. According to the Bureau of Labor Statistics, the Consumer Price Index, or “CPI,” registered an annualized rate of 7.5% in January, 7.9% in February, and 8.5% in March, which was the highest reading since December 1981. These rates increased from the prior quarter, when the CPI registered annualized rates of 6.2% in October, 6.8% in November, and 7.0% in December.
•For the first quarter, the Bloomberg Barclays U.S. MBS Index generated a negative return of (4.97%), driven by rising interest rates and widening yield spreads, and a negative excess return (on a duration-adjusted basis) of (0.71%) relative to the Bloomberg Barclays U.S. Treasury Index. The Bloomberg Barclays U.S. Corporate Bond Index generated a negative return of (7.69%), and a negative excess return of (1.45%), while the Bloomberg Barclays U.S. Corporate High Yield Bond Index generated a negative return of (4.84%), and a negative excess return of (0.92%).
•U.S. equity markets declined sharply in January and February, before partially recovering a portion of those losses in March. For the quarter, the S&P 500 fell 4.9%, the Dow Jones Industrial Average decreased 4.6%, and the NASDAQ fell 9.1%. The VIX volatility Index spiked in January and again in March, before declining into quarter end. Meanwhile, London's FTSE 100 index increased 1.8%, and the MSCI World global equity index fell 5.5% quarter over quarter.
Portfolio Overview and Outlook
As of March 31, 2022, our mortgage-backed securities portfolio consisted of $1.023 billion of fixed-rate Agency "specified pools," $10.6 million of Agency RMBS backed by adjustable rate mortgages, or "Agency ARMs," $34.4 million of Agency reverse mortgage pools, $9.7 million of Agency interest-only securities, or "Agency IOs," $8.7 million of non-Agency RMBS, and $8.2 million of non-Agency interest-only securities, or "non-Agency IOs." Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and mortgages with various other characteristics.
Our Agency RMBS holdings, measured on a trade-date basis per GAAP, decreased by 17% to $1.068 billion as of March 31, 2022, as compared to $1.289 billion as of December 31, 2021. The decrease was driven by net sales, paydowns, and mark-to-market losses. However, measured on a settlement-date basis, our Agency RMBS holdings increased sequentially, by 13%, to $1.169 billion from $1.034 billion. Over the same period, our interest-only holdings increased to $17.9 million from $13.1 million, while our non-Agency RMBS, decreased slightly to $8.7 million from $9.1 million.
Our debt-to-equity ratio, adjusted for unsettled purchases and sales, increased to 8.3:1 as of March 31, 2022, as compared to 6.9:1 as of December 31, 2021. The increase was primarily due to an increase in borrowings on our Agency RMBS portfolio, which are measured on a settlement-date basis, along with lower shareholders' equity. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions. As of March 31, 2022, the vast majority of our borrowings were secured by specified pools.
As of March 31, 2022, we had cash, cash equivalents, and other liquidity of $29.9 million, along with other unencumbered assets of approximately $11.3 million. Other liquidity represents $13.7 million of unencumbered U.S. Treasury securities. This compares to cash and cash equivalents of $69.0 million and unencumbered assets of $16.7 million at December 31, 2021.

During the first quarter, volatility increased, interest rates rose sharply, and the yield curve flattened significantly, as the market reacted to revised expectations for the Federal Reserve, which signaled a faster interest rate hiking cycle and an accelerated pace of balance sheet runoff. Rapidly rising inflation and geopolitical uncertainty further contributed to the volatility, and the MOVE index, which measures interest rate volatility, reached its highest level since the 2020 COVID liquidity crisis.
Agency RMBS experienced significant duration extension with interest rates materially higher, while the volatility drove significant widening in yield spreads. Agency RMBS prices declined sharply during the quarter, and Agency RMBS significantly underperformed U.S. Treasury securities and interest rate swaps. As a result, net realized and unrealized losses on our Agency RMBS exceeded net interest income and net realized and unrealized gains on interest rate hedges, and we had a significant net loss for the quarter, on a mark-to-market basis.
Since our specified pools are relatively seasoned overall, they offer both prepayment protection and extension protection relative to their TBA counterparts, which are now beginning to include newer issue, more prepayment-sensitive pools. While the surge in mortgage rates during the quarter caused the value of prepayment protection to fall substantially, it also enhanced the value of extension protection. After taking into account these partially offsetting factors, pay-ups for our existing specified pool portfolio declined over the course of the quarter. However, we net sold pools during the quarter, and these net sales generally consisted of pools with much lower pay-ups. Overall, average pay-ups for our specified pool portfolio declined only slightly quarter over quarter, to 0.94% as of March 31, 2022, as compared to 1.07% as of December 31, 2021.
Our non-Agency RMBS portfolio, including non-Agency IOs, generated positive results during the quarter, driven by net interest income and net unrealized gains. We expect to continue to vary our allocation to non-Agency RMBS and non-Agency IOs as market opportunities change over time.
Our net mortgage assets-to-equity ratio—which we define as the net aggregate market value of our mortgage-backed securities (including the underlying market values of our long and short TBA positions) divided by total shareholders' equity—decreased during the quarter. The decrease was due to lower Agency RMBS holdings (measured on a trade-date basis), partially offset by a smaller net short TBA position, and lower shareholders' equity. From time to time, in response to market opportunities and other factors, we increase or decrease our net mortgage assets-to-equity ratio by varying the sizes of our net short TBA position and/or our long RMBS portfolio. The following table summarizes our net mortgage assets-to-equity ratio and provides additional details, for the last five quarters, to illustrate this fluctuation.

	Notional Amount of Long TBAs	Notional Amount of Short TBAs	Fair Value of Mortgage-backed Securities	Net Short TBA Underlying Market Value(1)	Net Mortgage Assets-to-Equity Ratio
($ In thousands)
March 31, 2022	$65,263	$(234,872)	$1,094,183	$(171,002)	6.9:1
December 31, 2021	216,407	(412,632)	1,311,361	(213,543)	7.1:1
September 30, 2021	237,697	(410,932)	1,218,306	(195,178)	6.4:1
June 30, 2021	290,128	(394,603)	1,210,620	(123,333)	6.7:1
March 31, 2021	299,350	(459,286)	1,204,629	(186,394)	6.2:1
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
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended March 31, 2022, December, 31, 2021, September 30, 2021, June 30, 2021, and March 31, 2021.

	Three-Month Period Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Three-Month Constant Prepayment Rates	17.0%	20.7%	21.9%	22.8%	23.6%
(1)Excludes recent purchases of fixed rate Agency specified pools with no prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of March 31, 2022 and December 31, 2021.

		March 31, 2022			December 31, 2021
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	1.50-1.99	$3,972	$3,775	18	$—	$—	—
	2.00–2.49	36,843	35,901	13	39,608	40,857	10
	2.50–2.99	9,798	9,710	62	26,752	27,734	32
	3.00–3.49	18,661	18,844	42	22,935	24,062	48
	3.50–3.99	19,562	20,053	57	21,311	22,638	54
	4.00–4.49	13,027	13,544	49	14,121	15,101	46
	4.50–4.99	256	262	150	306	318	147
Total 15-year fixed-rate mortgages		102,119	102,089	37	125,033	130,710	33
20-year fixed-rate mortgages:
	2.00–2.49	27,154	25,382	19	28,153	28,289	16
	2.50–2.99	2,043	1,969	20	2,200	2,255	17
	3.00–3.49	1,903	1,884	25	1,998	2,090	22
	4.00–4.49	1,625	1,693	20	1,751	1,928	17
	4.50–4.99	704	737	42	806	871	39
	5.00–5.49	815	874	43	824	914	40
Total 20-year fixed-rate mortgages		34,244	32,539	21	35,732	36,347	18
30-year fixed-rate mortgages:
	2.00–2.49	113,766	105,991	11	342,662	342,371	3
	2.50–2.99	223,162	214,385	10	159,754	164,340	8
	3.00–3.49	138,928	137,105	19	81,860	85,828	32
	3.50–3.99	149,550	152,567	68	170,743	183,150	63
	4.00–4.49	141,607	146,921	63	135,518	146,946	67
	4.50–4.99	91,456	96,348	64	100,695	109,672	61
	5.00–5.49	25,950	27,795	77	30,130	33,303	73
	5.50–5.99	4,670	5,090	69	4,828	5,442	68
	6.00–6.49	1,647	1,805	42	1,653	1,852	39
Total 30-year fixed-rate mortgages		890,736	888,007	38	1,027,843	1,072,904	33
Total fixed-rate Agency RMBS		$1,027,099	$1,022,635	37	$1,188,608	$1,239,961	32
For the three-month period ended March 31, 2022, we had total net realized and unrealized losses on our Agency securities of $(70.1) million, or $(5.34) per share. Our Agency portfolio turnover was approximately 77% for the quarter ended March 31, 2022, and we recognized net realized losses of $(18.4) million.
During the three-month period ended March 31, 2022, we continued to hedge interest rate risk through the use of interest rate swaps, and short positions in TBAs, U.S. Treasury securities, and futures. We had total net realized and unrealized gains of $55.5 million, or $4.23 per share, on our interest rate hedging portfolio as interest rates increased significantly. These gains were partially offset by net realized and unrealized losses of $(7.9) million, or $(0.60) per share, on our long TBAs held for investment.

We ended the quarter with a net short TBA position, both on a notional basis and as measured by 10-year equivalents. 10-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates. The relative makeup of our interest rate hedging portfolio can change materially from period to period.
After giving effect to dividends during the three-month period ended March 31, 2022 of $0.30 per share, our book value per share decreased to $10.14 as of March 31, 2022, from $11.76 as of December 31, 2021, and we had a negative economic return of (11%) for the quarter ended March 31, 2022. Economic return for a period is computed by adding back dividends declared during the period to ending book value per share, and comparing that amount to book value per share as of the beginning of the period.
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. As of March 31, 2022 and December 31, 2021, our net Agency premium as a percentage of fair value of our specified pool holdings was approximately (0.4)% and 2.8%, respectively. Excluding TBA positions, our Agency premium as a percentage of fair value was approximately (0.3)% and 4.2% as of March 31, 2022 and December 31, 2021, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
We believe that our adaptive and active style of portfolio management is well suited to the current MBS market environment, which, especially given the current effects and future uncertainties related to quantitative tightening, exhibits high levels of interest rate risk, prepayment risk, financing and liquidity risk, shifting central bank and government policies, regulatory changes, and disruptive technological developments.
Financing
For the three-month period ended March 31, 2022, our average repo borrowing cost increased to 0.29%, as compared to 0.18% for the three-month period ended December 31, 2021. This increase is mainly a result of increases in short-term interest rates. Additionally, we financed our portfolio of non-Agency securities during the three-month period ended March 31, 2022, whereas we had not financed this portfolio during 2021. This contributed to the increase in our overall average repo borrowing cost as the cost to finance non-Agency assets is generally higher than Agency assets. As of March 31, 2022 and December 31, 2021, the weighted average borrowing rate on our repurchase agreements was 0.39% and 0.18%, respectively.
While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as banks, are active in providing repo financing. Most of our outstanding repo financing is still provided by banks and bank affiliates; however, we have also entered into repo agreements with non-bank dealers.
Our debt-to-equity ratio was 9.1:1 as of March 31, 2022, as compared to 6.9:1 as of December 31, 2021. Adjusted for unsettled purchases and sales, our debt-to equity ratio was 8.3:1 as of March 31, 2022, as compared to 6.9:1 as of December 31, 2021. The increase was primarily due to an increase in borrowings on our Agency RMBS portfolio, which are measured on a settlement-date basis, along with lower shareholders' equity. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
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
The determination of estimated fair value of those of our financial instruments that are not traded in an active market requires the use of both macroeconomic and microeconomic assumptions and/or inputs, which are generally based on current market and economic conditions. Changes in market and/or economic conditions could have a significant adverse effect on the estimated fair value of our financial instruments. Changes to assumptions, including assumed market yields, may significantly impact the estimated fair value of our investments. Our valuations are sensitive to changes in interest rates; see the interest rate sensitivity analysis included in Item 3. Quantitative and Qualitative Disclosures about Market Risk in this Quarterly Report on Form 10-Q for further information.
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
The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment, or "Catch-up Premium Amortization Adjustment," is made to interest income to reflect the cumulative impact of the changes in effective yields. For the three-month periods ended March 31, 2022 and 2021, we recognized a Catch-up Premium Amortization Adjustment of $(0.5) million and $0.1 million, respectively, which is reflected as an increase (decrease) to interest income on the Consolidated Statement of Operations.

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
Financial Condition
Investment portfolio
The following tables summarize our securities portfolio as of March 31, 2022 and December 31, 2021:

	March 31, 2022					December 31, 2021
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed-rate mortgages	$102,119	$102,089	$99.97	$105,707	$103.51	$125,033	$130,710	$104.54	$130,099	$104.05
20-year fixed-rate mortgages	34,244	32,539	95.02	35,665	104.15	35,732	36,347	101.72	37,211	104.14
30-year fixed-rate mortgages	890,736	888,007	99.69	925,998	103.96	1,027,843	1,072,904	104.38	1,066,347	103.75
ARMs	10,307	10,579	102.64	10,856	105.33	11,491	11,960	104.08	12,034	104.73
Reverse mortgages	33,238	34,437	103.61	35,500	106.81	35,313	37,297	105.62	37,652	106.62
Total Agency RMBS	1,070,644	1,067,651	99.72	1,113,726	104.02	1,235,412	1,289,218	104.36	1,283,343	103.88
Non-Agency RMBS(2)	10,654	8,650	81.19	7,307	68.58	10,672	9,056	84.86	7,234	67.78
Total RMBS(2)	1,081,298	1,076,301	99.54	1,121,033	103.67	1,246,084	1,298,274	104.19	1,290,577	103.57
Agency IOs	n/a	9,694	n/a	11,804	n/a	n/a	10,289	n/a	12,983	n/a
Non-Agency IOs	n/a	8,188	n/a	6,722	n/a	n/a	2,798	n/a	2,684	n/a
Total mortgage-backed securities		$1,094,183		$1,139,559			$1,311,361		$1,306,244
U.S. Treasury securities	21,616	21,025	97.27	21,008	97.19	—	—	—	—	—
U.S. Treasury securities sold short	(14,000)	(13,461)	96.15	(13,922)	99.44	(118,750)	(117,195)	98.69	(117,322)	98.80
Reverse repurchase agreements	27,348	27,348	100.00	27,348	100.00	117,505	117,505	100.00	117,505	100.00
Total		$1,129,095		$1,173,993			$1,311,671		$1,306,427
(1)Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.
(2)Excludes IOs.
The majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency collateralized mortgage obligations, or "CMOs." As of both March 31, 2022 and December 31, 2021, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
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
Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$4	$158
TBA securities sale contracts	2,565	750
Fixed payer interest rate swaps	25,499	5,165
Fixed receiver interest rate swaps	337	289
Futures	8,161	276
Total financial derivatives–assets, at fair value	36,566	6,638
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(689)	(182)
TBA securities sale contracts	(360)	(168)
Fixed payer interest rate swaps	(485)	(465)
Fixed receiver interest rate swaps	(1,593)	(143)
Futures	(150)	(145)
Total financial derivatives–liabilities, at fair value	(3,277)	(1,103)
Total	$33,289	$5,535
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
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of March 31, 2022 and December 31, 2021. We had no other borrowings outstanding.

	March 31, 2022			December 31, 2021
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$371,532	0.31%	14	$162,089	0.18%	13
31-60 days	251,268	0.35	43	235,321	0.21	43
61-90 days	131,226	0.35	74	114,931	0.18	72
91-120 days	76,414	0.19	115	104,361	0.17	106
121-150 days	133,757	0.44	135	148,855	0.16	133
151-180 days	96,752	0.45	166	56,337	0.15	163
181-364 days	150,214	0.68	273	242,941	0.19	238
Total	$1,211,163	0.39%	90	$1,064,835	0.18%	111
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of March 31, 2022 and December 31, 2021, our total debt-to-equity ratio was 9.1:1 and 6.9:1, respectively. Collateral transferred with respect to our outstanding repo borrowings, including net cash collateral posted, as of March 31, 2022 and December 31, 2021 had an aggregate fair value of $1.3 billion and $1.1 billion. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets conditions, and the timing of security purchase and sale transactions.
As of March 31, 2022, we had cash and cash equivalents of $16.2 million, along with unencumbered U.S. Treasury securities of $13.7 million, and other unencumbered assets of approximately $11.3 million.
Shareholders' Equity
As of March 31, 2022, our shareholders' equity decreased to $132.9 million from $154.2 million as of December 31, 2021. This decrease principally consisted of a net loss of $(17.5) million and dividends declared of $3.9 million. As of March 31, 2022, our book value per share was $10.14, as compared to $11.76 as of December 31, 2021.

Results of Operations for the Three-Month Periods Ended March 31, 2022 and 2021
The following table summarizes our results of operations for the three-month periods ended March 31, 2022 and 2021:

	Three-Month Period Ended
(In thousands except for per share amounts)	March 31, 2022	March 31, 2021
Interest Income (Expense)
Interest income	$6,535	$6,535
Interest expense	(1,103)	(781)
Net interest income	5,432	5,754
Expenses
Management fees to affiliate	500	614
Other operating expenses	821	851
Total expenses	1,321	1,465
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	(64,685)	(7,227)
Net realized and change in net unrealized gains (losses) on financial derivatives	43,107	3,065
Total Other Income (Loss)	(21,578)	(4,162)
Net Income (Loss)	$(17,467)	$127
Net Income (Loss) Per Common Share	$(1.33)	$0.01
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

The following table reconciles, for the three-month periods ended March 31, 2022 and 2021, Core Earnings to the line on the Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable GAAP measure:

	Three-Month Period Ended
(In thousands except for share amounts)	March 31, 2022	March 31, 2021
Net Income (Loss)	$(17,467)	$127
Adjustments:
Net realized (gains) losses on securities	14,170	(3,081)
Change in net unrealized (gains) losses on securities	50,515	10,308
Net realized (gains) losses on financial derivatives	(15,353)	5,150
Change in net unrealized (gains) losses on financial derivatives	(27,754)	(8,215)
Net realized gains (losses) on periodic settlements of interest rate swaps	(616)	(386)
Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	(43)	(51)
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	488	(70)
Subtotal	21,407	3,655
Core Earnings	$3,940	$3,782
Weighted Average Shares Outstanding	13,109,926	12,343,542
Core Earnings Per Share	$0.30	$0.31
Results of Operations for the Three-Month Periods Ended March 31, 2022 and 2021
Net Income (Loss)
Net income (loss) for the three-month period ended March 31, 2022 was $(17.5) million, as compared to $0.1 million for the three-month period ended March 31, 2021. The reversal in our results of operations period over period was primarily due to an increase in total other loss.
Interest Income
Our portfolio as of both March 31, 2022 and 2021 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $6.5 million in interest income on these securities for both the three-month periods ended March 31, 2022 and 2021. In the current period, higher average holdings in our Agency RMBS portfolio were roughly offset by lower average asset yields. The Catch-up Premium Amortization Adjustment causes variability in our interest income and portfolio yields. For the three-month period ended March 31, 2022, we had a negative Catch-up Premium Amortization Adjustment of approximately $(0.5) million, which decreased interest income. For the three-month period ended March 31, 2021, we had a positive Catch-up Premium Amortization Adjustment of approximately $0.1 million, which increased interest income. Excluding the Catch-up Premium Amortization Adjustments, the weighted average yield of our overall portfolio was 2.38% and 2.41% for the three-month periods ended March 31, 2022 and 2021, respectively.
The following table details our interest income, average holdings of yield-bearing assets (on a settle date basis), and weighted average yield based on amortized cost for the three-month periods ended March 31, 2022 and 2021:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended March 31, 2022	$6,206	$1,159,659	2.14%	$290	$13,372	8.68%	$6,496	$1,173,031	2.22%
Three-month period ended March 31, 2021	$6,290	$1,059,127	2.38%	$230	$11,208	8.20%	$6,520	$1,070,335	2.44%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.

Interest Expense
For the three-month periods ended March 31, 2022 and 2021, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the three-month period ended March 31, 2022 was $1.1 million, which primarily consisted of $0.8 million of interest expense on our repo borrowings, and $0.3 million of interest expense related to our short positions in U.S. Treasury securities. Our total interest expense for the three-month period ended March 31, 2021 was $0.8 million, consisting primarily of $0.6 million of interest expense on our repo borrowings, and $0.1 million of interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period increase in our total interest expense resulted mainly from higher rates on our repo borrowings stemming from an increase in short-term interest rates.
The following table shows information related to our average cost of funds(1) on repurchase agreements for the three-month periods ended March 31, 2022 and 2021:

	Three Month Period Ended March 31, 2022			Three Month Period Ended March 31, 2021
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average Borrowed Funds	Interest Expense	Average Cost of Funds
(In thousands)
Agency RMBS	$1,125,720	$785	0.28%	$1,040,521	$600	0.23%
Non-Agency RMBS	3,327	12	1.47%	—	—	—
U.S. Treasury Securities	4,691	2	0.20%	—	—	—
Total	$1,133,738	$799	0.29%	$1,040,521	$600	0.23%
(1)This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.
Among other instruments, we use interest rate swaps and short U.S. Treasury securities to hedge against the risk of rising interest rates. The following table shows information related the components of our average cost of funds(1) including the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps and interest expense on short U.S. Treasury securities for the three-month periods ended March 31, 2022 and 2021:

	Repurchase Agreements			Interest Rate Swaps(2)		Short U.S. Treasury Securities(2)(3)		Total(2)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Adjustment to Average Cost of Funds	Interest expense	Adjustment to Average Cost of Funds	Interest and net periodic expense paid or payable	Adjusted Average Cost of Funds
(In thousands)
Three-month period ended March 31, 2022	$1,133,738	$799	0.29%	$628	0.22%	$302	0.11%	$1,729	0.62%
Three-month period ended March 31, 2021	$1,040,521	$600	0.23%	$424	0.17%	$132	0.05%	$1,156	0.45%
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
For the three-month periods ended March 31, 2022 and 2021, average one-month LIBOR was 0.23% and 0.12%, respectively. For the three-month periods ended March 31, 2022 and 2021, average six-month LIBOR was 0.80% and 0.22%, respectively. For the three-month period ended March 31, 2022, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 2.38%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 0.62%, resulting in a net interest margin of 1.76%. By comparison, for the three-month period ended March 31, 2021, the weighted average yield of our Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 2.41%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 0.45%, resulting in a net interest margin of 1.96%.
Management Fees
For the three-month periods ended March 31, 2022 and 2021, our management fee expense was approximately $0.5 million and $0.6 million, respectively. Management fees are calculated based on our shareholders' equity at the end of each quarter. The decrease in management fee expense period over period was due to a smaller capital base as of March 31, 2022.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. For the three-month periods ended March 31, 2022 and 2021, our other operating expenses were approximately $0.8 million and $0.9 million, respectively. The decrease in other operating expenses for the three-month period ended March 31, 2022 was primarily due to a decrease in professional fees.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the quarter ended March 31, 2022, Other income (loss) was $(21.6) million, consisting primarily of net realized and unrealized losses of $(70.1) million on our Agency RMBS, which were partially offset by net realized and unrealized gains of $4.5 million on our short U.S. Treasury securities and net realized and unrealized gains of $43.1 million on our financial derivatives. The losses on our Agency RMBS holdings were caused by significantly lower asset prices, as interest rates rose, market volatility spiked, and Agency yield spreads widened. For the three-month period ended March 31, 2022, the net realized and unrealized gains of $4.5 million on our short U.S. Treasury securities and net realized and unrealized gains $43.1 on our financial derivatives were primarily the result of the significant increase in interest rates. The net realized and unrealized gains on our financial derivatives of $43.1 million consisted of net realized and change in net unrealized gains of $17.5 million on our interest rate swaps, $16.9 million on our U.S. Treasury futures, and $8.7 million on our TBAs.
For the three-month period ended March 31, 2021, Other income (loss) was $(4.2) million, consisting primarily of net realized and unrealized losses of $(10.0) million on our Agency RMBS, which were partially offset by net realized gains of $2.7 million on our short U.S. Treasury securities and net realized and unrealized gains of $3.1 million on our financial derivatives. The losses on our Agency RMBS holdings were mainly driven by underperformance of our lower-coupon holdings, which decreased in price as interest rates increased and yield spreads widened. For the three-month period ended March 31, 2021, the net realized gains of $2.7 million on our short U.S. Treasury securities and net realized and unrealized gains of $3.1 million on our financial derivatives were primarily the result of the significant increase in long-term interest rates. The net realized and unrealized gains on our financial derivatives of $3.1 million consisted of net realized and unrealized gains of $6.0 million on our interest rate swaps and $5.8 million on our U.S. Treasury futures, partially offset by losses on our TBAs of $(8.7) million, which were concentrated in lower-coupon holdings.
Liquidity and Capital Resources
Liquidity refers to our ability to generate and obtain adequate amounts of cash to meet our requirements, including repaying our borrowings, funding and maintaining RMBS and other assets, paying dividends, and other general business needs. Our short-term (the 12 months following period end) and long-term (beyond 12 months from period end) liquidity requirements include acquisition costs for assets we acquire, payment of our management fee, compliance with margin requirements under our repurchase agreements, TBA and other financial derivative contracts, repayment of repurchase agreement borrowings to the extent we are unable or unwilling to extend our repurchase agreements, the payment of dividends, and payment of our general operating expenses. Our capital resources primarily include cash on hand, cash flow from our investments (including monthly principal and interest payments received on our RMBS and proceeds from the sale of RMBS), borrowings under repurchase agreements, and proceeds from equity offerings. We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs.
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

As of March 31, 2022 and December 31, 2021, we had $1.2 billion and $1.1 billion outstanding under our repurchase agreements, respectively. As of March 31, 2022, our outstanding repurchase agreements were with 15 counterparties.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of March 31, 2022 and December 31, 2021, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 5.4% and 5.2%, respectively.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
March 31, 2022	$1,211,163	$1,133,738	$1,211,163
December 31, 2021	1,064,835	1,068,384	1,088,712
September 30, 2021	1,062,197	1,114,820	1,140,182
June 30, 2021	1,135,497	1,166,954	1,196,779
March 31, 2021	1,106,724	1,040,521	1,106,724
December 31, 2020	1,015,245	1,033,128	1,050,840
September 30, 2020	1,061,640	1,030,402	1,096,065
June 30, 2020	909,821	941,242	920,712
March 31, 2020(1)	1,109,342	1,281,507	1,308,377
December 31, 2019	1,296,272	1,301,270	1,319,839
September 30, 2019	1,337,984	1,369,722	1,374,080
June 30, 2019	1,442,043	1,412,434	1,442,043
(1)For the quarter ended March 31, 2020 in response to significant volatility and heightened risks in the financial markets as a result of the spread of COVID-19, we significantly reduced our outstanding borrowings to lower leverage and increase our liquidity.
As of March 31, 2022, we had an aggregate amount at risk under our repurchase agreements with 15 counterparties of $77.4 million. As of December 31, 2021, we had an aggregate amount at risk under our repurchase agreements with 15 counterparties of $52.7 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. If the amounts outstanding under repurchase agreements with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk under our repurchase agreements as of March 31, 2022 and December 31, 2021 does not include $2.9 million and $2.6 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of March 31, 2022, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with two counterparties of approximately $13.1 million. As of December 31, 2021, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with two counterparties of approximately $11.3 million. We also had $3.9 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.

We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of March 31, 2022, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with nine counterparties of approximately $3.2 million. As of December 31, 2021, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with four counterparties of approximately $4.1 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
As of March 31, 2022, we had cash and cash equivalents of $16.2 million, along with unencumbered U.S. Treasury securities of $13.7 million, and other unencumbered assets of approximately $11.3 million.
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
Three-Month Period Ended March 31, 2022:

Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
	(In thousands)
$0.10	$1,311	March 7, 2022	March 31, 2022	April 25, 2022
0.10	1,311	February 7, 2022	February 28, 2022	March 25, 2022
0.10	1,311	January 7, 2022	January 31, 2022	February 25, 2022
Three-Month Period Ended March 31, 2021:

Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
	(In thousands)
$0.28	$3,456	March 3, 2021	March 31, 2021	April 26, 2021
On April 7, 2022, the Board of Trustees approved a monthly dividend in the amount of $0.10 per share payable on May 25, 2022 to shareholders of record as of April 29, 2022.
On May 2, 2022, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on June 27, 2022 to shareholders of record as of May 31, 2022.
For the quarter ended March 31, 2022, our operating activities provided net cash of $6.9 million and our investing activities used net cash of $201.8 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) provided net cash of $146.0 million. Thus our operating and investing activities, when combined with our net repo financing activities, used net cash of $48.9 million. We also used $3.9 million to pay dividends. As a result of these activities, there was a decrease in our cash holdings of $52.8 million, from $69.0 million as of December 31, 2021 to $16.2 million as of March 31, 2022.
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

On April 2, 2021, we commenced an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $75.0 million of common shares from time to time. From commencement of the ATM program through May 11, 2022, we issued 163,269 common shares under the ATM program which provided $1.9 million of net proceeds after $29 thousand of agent commissions and offering costs. As of March 31, 2022, we had $73.0 million of common shares available to be issued remaining under the ATM program. We did not issue any shares under the ATM program during the three-month period ended March 31, 2022.
On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. Under the current repurchase program adopted on June 13, 2018, we have repurchased 434,171 common shares through May 11, 2022 at an average price per share of $9.45 and an aggregate cost of $4.1 million, and have authorization to repurchase an additional 765,829 common shares. We did not purchase any shares under this program during the three-month period ended March 31, 2022.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both March 31, 2022 and December 31, 2021, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of March 31, 2022, we had $1.2 billion of outstanding borrowings with 15 counterparties.
Off-Balance Sheet Arrangements
As of March 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
Inflation
Virtually all of our assets and liabilities are interest rate-sensitive in nature. As a result, interest rates and other factors generally influence our performance more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

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
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of March 31, 2022, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, excluding TBAs	$23,847	17.94%	$46,261	34.81%	$(25,286)	(19.02)%	$(52,009)	(39.13)%
Long TBAs	1,358	1.02%	2,585	1.95%	(1,488)	(1.12)%	(3,106)	(2.34)%
Short TBAs	(4,126)	(3.10)%	(7,871)	(5.92)%	4,508	3.39%	9,397	7.07%
Non-Agency RMBS	(652)	(0.49)%	(1,496)	(1.13)%	460	0.35%	729	0.55%
U.S. Treasury Securities, Interest Rate Swaps, and Futures	(19,625)	(14.77)%	(40,078)	(30.16)%	18,798	14.14%	36,768	27.67%
Repurchase and Reverse Repurchase Agreements	(1,171)	(0.88)%	(1,678)	(1.26)%	1,756	1.32%	3,512	2.64%
Total	$(369)	(0.28)%	$(2,277)	(1.71)%	$(1,252)	(0.94)%	$(4,709)	(3.54)%

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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our March 31, 2022 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Business—Special Note Regarding Forward-Looking Statements."
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2022. Based upon that evaluation, our Chief

Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We and Ellington cannot provide any assurance that, whether the result of regulatory inquiries or otherwise, neither we nor Ellington nor its affiliates will become subject to investigations, enforcement actions, fines, penalties or the assertion of private litigation claims or that, if any such events were to occur, they would not materially adversely affect us. For a discussion of these and other related risks, see "Risk Factors—General Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries and proceedings, or other legal proceedings" included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
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

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	May 12, 2022	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	May 12, 2022	By:	/s/ CHRISTOPHER SMERNOFF
Christopher Smernoff Chief Financial Officer (Principal Financial and Accounting Officer)