Form 10-Q
period 2022-06-30
Ellington Residential Mortgage REIT
filed 2022-08-12
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of the Registrant's common shares outstanding as of August 5, 2022: 13,079,394

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30, 2022	December 31, 2021
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$37,472	$69,028
Mortgage-backed securities, at fair value(1)	947,647	1,311,361
Other investments, at fair value	7,648	309
Due from brokers	45,643	88,662
Financial derivatives–assets, at fair value	34,527	6,638
Reverse repurchase agreements	11,005	117,505
Receivable for securities sold	34,217	—
Interest receivable	3,009	4,504
Other assets	650	459
Total Assets	$1,121,818	$1,598,466
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$950,339	$1,064,835
Payable for securities purchased	15,579	255,136
Due to brokers	19,320	1,959
Financial derivatives–liabilities, at fair value	2,938	1,103
U.S. Treasury securities sold short, at fair value	10,989	117,195
Dividend payable	1,046	1,311
Accrued expenses	1,216	1,236
Management fee payable to affiliate	447	581
Interest payable	1,314	885
Total Liabilities	1,003,188	1,444,241
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (13,079,394 and 13,109,926 shares issued and outstanding, respectively)	131	131
Additional paid-in-capital	238,816	238,865
Accumulated deficit	(120,317)	(84,771)
Total Shareholders' Equity	118,630	154,225
Total Liabilities and Shareholders' Equity	$1,121,818	$1,598,466
(1)Includes assets pledged as collateral to counterparties. See Note 6 for additional details on the Company's borrowings and related collateral.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$9,087	$9,875	$15,622	$16,410
Interest expense	(1,972)	(661)	(3,075)	(1,442)
Total net interest income	7,115	9,214	12,547	14,968
EXPENSES
Management fees to affiliate	447	609	947	1,223
Professional fees	211	275	417	545
Compensation expense	191	212	353	389
Insurance expense	101	95	200	181
Other operating expenses	356	342	710	659
Total expenses	1,306	1,533	2,627	2,997
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	(15,464)	852	(29,634)	3,932
Net realized gains (losses) on financial derivatives	30,477	2,222	45,830	(2,928)
Change in net unrealized gains (losses) on securities	(28,134)	(11,071)	(78,649)	(21,379)
Change in net unrealized gains (losses) on financial derivatives	(3,428)	(4,221)	24,326	3,994
Total other income (loss)	(16,549)	(12,218)	(38,127)	(16,381)
NET INCOME (LOSS)	$(10,740)	$(4,537)	$(28,207)	$(4,410)
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.82)	$(0.36)	$(2.15)	$(0.36)
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2021	13,109,926	$131	—	$—	$238,865	$(84,771)	$154,225
Share based compensation					76		76
Dividends declared(1)						(3,933)	(3,933)
Net income (loss)						(17,467)	(17,467)
BALANCE, March 31, 2022	13,109,926	131	—	—	238,941	(106,171)	132,901
Share based compensation					75		75
Repurchase of common shares	(30,532)	—			(200)		(200)
Dividends declared(1)						(3,406)	(3,406)
Net income (loss)						(10,740)	(10,740)
BALANCE, June 30, 2022	13,079,394	$131	—	$—	$238,816	$(120,317)	$118,630

BALANCE, December 31, 2020	12,343,542	$123	—	$—	$229,614	$(63,335)	$166,402
Share based compensation					66		66
Dividends declared(1)						(3,456)	(3,456)
Net income (loss)						127	127
BALANCE, March 31, 2021	12,343,542	123	—	—	229,680	(66,664)	163,139
Common shares issued(2)	575,000	6			7,054		7,060
Share based compensation					66		66
Dividends declared(1)						(3,876)	(3,876)
Net income (loss)						(4,537)	(4,537)
BALANCE, June 30, 2021	12,918,542	$129	—	$—	$236,800	$(75,077)	$161,852
(1)For the three-month periods ended June 30, 2022 and 2021, dividends totaling $0.26 and $0.30, respectively, per common share outstanding, were declared. For the six-month periods ended June 30, 2022 and 2021, dividends totaling $0.56 and $0.58, respectively, per common share outstanding, were declared.
(2)Net of underwriters' discounts and commissions and offering costs.
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six-Month Period Ended
	June 30, 2022	June 30, 2021
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$(28,207)	$(4,410)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	29,634	(3,932)
Change in net unrealized (gains) losses on securities	78,649	21,379
Net realized (gains) losses on financial derivatives	(45,830)	2,928
Change in net unrealized (gains) losses on financial derivatives	(24,326)	(3,994)
Amortization of premiums and accretion of discounts, net	2,347	2,206
Share based compensation	151	132
(Increase) decrease in assets:
Interest receivable	1,495	328
Other assets	(191)	(179)
Increase (decrease) in liabilities:
Accrued expenses	13	113
Interest payable	429	(33)
Management fees payable to affiliate	(134)	(17)
Net cash provided by (used in) operating activities	14,030	14,521
Cash flows provided by (used in) investing activities:
Purchases of securities	(1,575,390)	(563,225)
Proceeds from sale of securities	1,421,966	283,668
Principal repayments of mortgage-backed securities	120,047	166,776
Proceeds from investments sold short	245,786	355,633
Repurchase of investments sold short	(346,644)	(319,635)
Proceeds from disposition of financial derivatives	59,151	11,942
Purchase of financial derivatives	(13,653)	(13,950)
Payments made on reverse repurchase agreements	(6,907,422)	(4,457,224)
Proceeds from reverse repurchase agreements	7,013,921	4,423,652
Due from brokers, net	4,798	(3,655)
Due to brokers, net	16,593	(985)
Net cash provided by (used in) investing activities	39,153	(117,003)

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six-Month Period Ended
	June 30, 2022	June 30, 2021
Cash flows provided by (used in) financing activities:
Net proceeds from the issuance of common shares(1)	$—	$7,360
Offering costs paid	(33)	(101)
Repurchase of common shares	(200)	—
Dividends paid	(7,604)	(6,912)
Borrowings under repurchase agreements	2,395,320	1,405,275
Repayments of repurchase agreements	(2,509,816)	(1,285,023)
Due from brokers, net	37,434	(17,598)
Due to brokers, net	160	(2)
Cash provided by (used in) financing activities	(84,739)	102,999
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,556)	517
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,028	58,166
CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,472	$58,683
Supplemental disclosure of cash flow information:
Interest paid	$2,647	$1,475
Dividends payable	1,046	3,876
(1)Net of underwriters' discount and commissions.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at June 30, 2022 and December 31, 2021, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or government-sponsored enterprise, or "GSE." The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.

By RMBS Type
June 30, 2022:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Agency RMBS:
15-year fixed-rate mortgages	$104,064	$2,381	$106,445	$6	$(5,938)	$100,513	2.63%	1.92%	4.16
20-year fixed-rate mortgages	33,430	1,410	34,840	—	(4,431)	30,409	2.29%	1.58%	7.05
30-year fixed-rate mortgages	795,468	28,547	824,015	501	(62,212)	762,304	3.30%	2.60%	8.34
Adjustable rate mortgages	9,266	698	9,964	—	(548)	9,416	3.02%	2.34%	4.58
Reverse mortgages	18,781	1,884	20,665	—	(1,284)	19,381	3.65%	2.41%	5.14
Interest only securities	n/a	n/a	11,096	395	(2,041)	9,450	4.09%	6.62%	6.81
Total Agency RMBS	961,009	34,920	1,007,025	902	(76,454)	931,473	3.25%	2.53%	7.72
Non-Agency RMBS:
Principal and interest securities	10,622	(3,253)	7,369	925	(325)	7,969	2.81%	6.35%	5.44
Interest only securities	n/a	n/a	6,570	1,635	—	8,205	0.24%	17.19%	9.47
Total Non-Agency RMBS	10,622	(3,253)	13,939	2,560	(325)	16,174	0.28%	11.46%	7.48
Total RMBS	$971,631	$31,667	$1,020,964	$3,462	$(76,779)	$947,647	2.02%	2.65%	7.72
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
By Estimated Weighted Average Life
As of June 30, 2022

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$16,288	$16,988	3.34%	$554	$709	4.56%	$3,091	$3,328	3.24%
Greater than three years and less than seven years	265,855	282,522	3.47%	2,997	3,749	4.41%	304	175	2.89%
Greater than seven years and less than eleven years	639,880	696,419	3.08%	5,899	6,638	3.81%	12,779	10,436	0.26%
Total	$922,023	$995,929	3.19%	$9,450	$11,096	4.09%	$16,174	$13,939	0.28%
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
The following tables reflect the components of interest income on the Company's RMBS for the three- and six-month periods ended June 30, 2022 and 2021:

	Three-Month Period Ended June 30, 2022			Three-Month Period Ended June 30, 2021
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$8,990	$(561)	$8,429	$10,331	$(654)	$9,677
Non-Agency RMBS	481	(57)	424	43	122	165
Total	$9,471	$(618)	$8,853	$10,374	$(532)	$9,842

	Six-Month Period Ended June 30, 2022			Six-Month Period Ended June 30, 2021
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$18,214	$(3,579)	$14,635	$20,449	$(4,482)	$15,967
Non-Agency RMBS	903	(189)	714	115	279	394
Total	$19,117	$(3,768)	$15,349	$20,564	$(4,203)	$16,361
For the three-month periods ended June 30, 2022 and 2021, the Catch-up Premium Amortization Adjustment was $1.6 million and $2.6 million, respectively. For the six-month periods ended June 30, 2022 and 2021, the Catch-up Premium Amortization Adjustment was $1.1 million and $2.7 million, respectively.
At June 30, 2022, the Company had gross unrealized losses on RMBS of $(76.8) million, of which $(0.6) million relates primarily to adverse changes in estimated future cash flows on Agency IOs. At December 31, 2021, the Company had gross unrealized losses on RMBS of $(12.4) million, of which $(2.2) million relates to adverse changes in estimated future cash flows on Agency IOs and non-Agency RMBS, primarily resulting from an increase in expected prepayments.
The Company determined for certain securities that a portion of such securities' cost basis is not collectible; for the three- and six-month periods ended June 30, 2022, the Company recognized realized losses on such securities of $(0.2) million and $(0.5) million, respectively. For each of the three- and six-month periods ended June 30, 2021, the Company recognized a realized loss of $(0.4) million. Such realized losses are reflected in Net realized gains (losses) on securities, on the Consolidated Statement of Operations.

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
June 30, 2022:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$100,513	$—	$100,513
20-year fixed-rate mortgages	—	30,409	—	30,409
30-year fixed-rate mortgages	—	762,304	—	762,304
Adjustable rate mortgages	—	9,416	—	9,416
Reverse mortgages	—	19,381	—	19,381
Interest only securities	—	6,755	2,695	9,450
Non-Agency RMBS	—	—	16,174	16,174
Mortgage-backed securities, at fair value	—	928,778	18,869	947,647
Other investments, at fair value:
U.S. Treasury securities	—	7,431	—	7,431
Preferred equity securities	217	—	—	217
Total other investments, at fair value	217	7,431	—	7,648
Financial derivatives–assets, at fair value:
TBAs	—	845	—	845
Interest rate swaps	—	33,649	—	33,649
Futures	33	—	—	33
Total financial derivatives–assets, at fair value	33	34,494	—	34,527
Total mortgage-backed securities, other investments, and financial derivatives–assets, at fair value	$250	$970,703	$18,869	$989,822
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(10,989)	$—	$(10,989)
Financial derivatives–liabilities, at fair value:
TBAs	—	(2,347)	—	(2,347)
Interest rate swaps	—	(517)	—	(517)
Futures	(74)	—	—	(74)
Total financial derivatives–liabilities, at fair value	(74)	(2,864)	—	(2,938)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(74)	$(13,853)	$—	$(13,927)

December 31, 2021:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$130,710	$—	$130,710
20-year fixed-rate mortgages	—	36,347	—	36,347
30-year fixed-rate mortgages	—	1,072,904	—	1,072,904
Adjustable rate mortgages	—	11,960	—	11,960
Reverse mortgages	—	37,297	—	37,297
Interest only securities	—	4,635	5,654	10,289
Non-Agency RMBS	—	4,595	7,259	11,854
Mortgage-backed securities, at fair value	—	1,298,448	12,913	1,311,361
Other investments, at fair value:
Preferred equity securities	309	—	—	309
Total other investments, at fair value	309	—	—	309
Financial derivatives–assets, at fair value:
TBAs	—	908	—	908
Interest rate swaps	—	5,454	—	5,454
Futures	276	—	—	276
Total financial derivatives–assets, at fair value	276	6,362	—	6,638
Total mortgage-backed securities and financial derivatives–assets, at fair value	$585	$1,304,810	$12,913	$1,318,308
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(117,195)	$—	$(117,195)
Financial derivatives–liabilities, at fair value:
TBAs	—	(350)	—	(350)
Interest rate swaps	—	(608)	—	(608)
Futures	(145)	—	—	(145)
Total financial derivatives–liabilities, at fair value	(145)	(958)	—	(1,103)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(145)	$(118,153)	$—	$(118,298)

The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value.
Three-Month Period Ended June 30, 2022:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of March 31, 2022	$12,148	$3,142
Purchases	1,375	—
Proceeds from sales	(1,375)	—
Principal repayments	(33)	—
(Amortization)/accretion, net	—	(146)
Net realized gains (losses)	25	(240)
Change in net unrealized gains (losses)	(688)	163
Transfers:
Transfers into level 3	4,722	671
Transfers out of level 3	—	(895)
Ending balance as of June 30, 2022	$16,174	$2,695
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at June 30, 2022, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended June 30, 2022. For Level 3 financial instruments held by the Company as of June 30, 2022, change in net unrealized gains (losses) of $(0.1) million and $0.1 million, for the three-month period ended June 30, 2022 relate to non-Agency RMBS and Agency RMBS, respectively.
At June 30, 2022, the Company transferred $0.9 million of RMBS from Level 3 to Level 2 and $5.4 million of RMBS from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of June 30, 2021, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended June 30, 2021. For Level 3 financial instruments held by the Company as of June 30, 2021, change in net unrealized gains (losses) of $0.2 million and $(0.8) million, for the three-month period ended June 30, 2021 relate to non-Agency RMBS and Agency RMBS, respectively.
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
Six-Month Period Ended June 30, 2022:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2021	$7,259	$5,654
Purchases	7,849	174
Proceeds from sales	(6,502)	—
Principal repayments	(74)	—
(Amortization)/accretion, net	(49)	(956)
Net realized gains (losses)	23	(181)
Change in net unrealized gains (losses)	321	824
Transfers:
Transfers into level 3	7,347	354
Transfers out of level 3	—	(3,174)
Ending balance as of June 30, 2022	$16,174	$2,695
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at June 30, 2022, as well as Level 3 financial instruments disposed of by the Company during the six-month period ended June 30, 2022. For Level 3 financial instruments held by the Company as of June 30, 2022, change in net unrealized gains (losses) of $0.3 million and $0.3 million, for the six-month period ended June 30, 2022 relate to non-Agency RMBS and Agency RMBS, respectively.
At June 30, 2022, the Company transferred $3.2 million of RMBS from Level 3 to Level 2 and $7.7 million of RMBS from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of June 30, 2021, as well as Level 3 financial instruments disposed of by the Company during the six-month period ended June 30, 2021. For Level 3 financial instruments held by the Company as of June 30, 2021, change in net unrealized gains (losses) of $0.1 million and $(0.1) million, for the six-month period ended June 30, 2021 relate to non-Agency RMBS and Agency RMBS, respectively.
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

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of June 30, 2022 and December 31, 2021:
June 30, 2022:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$11,916	Market quotes	Non-Binding Third-Party Valuation	$0.47	$91.00	$47.21
	4,258	Discounted Cash Flows
	16,174		Yield	5.1%	22.7%	9.3%
			Projected Collateral Prepayments	20.9%	52.5%	28.3%
			Projected Collateral Losses	1.1%	10.8%	8.4%
			Projected Collateral Recoveries	9.3%	14.7%	12.7%
Agency RMBS–Interest Only Securities	474	Market quotes	Non-Binding Third-Party Valuation	$12.86	$17.29	$14.55
	2,221	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	230	5,056	1,076
	2,695		Projected Collateral Prepayments	38.9%	79.0%	48.2%
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
The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$37,472	$37,472	$69,028	$69,028
Due from brokers	45,643	45,643	88,662	88,662
Reverse repurchase agreements	11,005	11,005	117,505	117,505
Liabilities:
Repurchase agreements	950,339	950,339	1,064,835	1,064,835
Due to brokers	19,320	19,320	1,959	1,959
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

The following table details the fair value of the Company's holdings of financial derivatives as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$245	$158
TBA securities sale contracts	600	750
Fixed payer interest rate swaps	33,391	5,165
Fixed receiver interest rate swaps	258	289
Futures	33	276
Total financial derivatives–assets, at fair value	34,527	6,638
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(177)	(182)
TBA securities sale contracts	(2,170)	(168)
Fixed payer interest rate swaps	(336)	(465)
Fixed receiver interest rate swaps	(181)	(143)
Futures	(74)	(145)
Total financial derivatives–liabilities, at fair value	(2,938)	(1,103)
Total, net	$31,589	$5,535
Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of June 30, 2022 and December 31, 2021:
June 30, 2022:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$5,000	$44	0.05%	1.58%	0.31
2023	13,200	(257)	1.87	1.18	0.82
2024	76,575	879	2.23	1.49	1.83
2025	58,005	3,546	0.78	1.66	2.80
2027	3,795	141	2.48	1.50	4.92
2028	38,338	3,753	1.27	1.82	6.10
2029	49,735	1,669	2.17	1.50	6.76
2030	97,200	1,532	2.50	1.50	7.92
2031	124,124	9,061	1.94	1.54	8.98
2032	107,174	8,444	1.77	1.50	9.64
2040	500	136	0.90	1.58	18.32
2041	11,227	2,434	1.59	1.33	19.11
2049	3,633	725	1.89	1.18	27.34
2050	792	310	0.90	0.99	28.05
2052	10,000	638	2.28	1.50	29.81
Total	$599,298	$33,055	1.88%	1.53%	7.45

December 31, 2021:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$5,000	$12	0.05%	0.08%	0.08
2023	129,095	419	0.43	0.16	1.43
2024	14,700	193	0.30	0.16	2.13
2025	53,101	1,037	0.57	0.18	3.32
2027	472	(6)	1.61	0.18	5.91
2028	116,894	1,920	1.14	0.17	6.55
2031	61,024	891	1.34	0.17	9.54
2040	500	45	0.90	0.08	18.82
2041	11,227	196	1.59	0.14	19.60
2049	3,633	(155)	1.89	0.12	27.83
2050	792	148	0.90	0.12	28.54
Total	$396,438	$4,700	0.84%	0.17%	5.30
The following tables provide information about the Company's fixed receiver interest rate swaps as of June 30, 2022 and December 31, 2021.
June 30, 2022:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$5,000	$(41)	1.50%	0.06%	0.31
2023	13,200	257	1.18	1.87	0.82
2032	250	1	1.50	2.75	9.85
2040	500	(140)	1.50	0.84	18.32
Total	$18,950	$77	1.28%	1.37%	1.26
December 31, 2021:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$5,000	$(10)	0.05%	0.06%	0.80
2023	13,200	283	0.12	1.87	1.31
2026	11,500	(77)	0.16	1.14	4.78
2040	500	(50)	0.08	0.84	18.82
Total	$30,200	$146	0.13%	1.27%	2.84

Futures
The following tables provide information about the Company's futures as of June 30, 2022 and December 31, 2021.
June 30, 2022:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Assets:
Short Contracts:
U.S. Treasury Futures	$(5,400)	$33	3.07
Liabilities:
Long Contracts:
U.S. Treasury Futures	3,300	(74)	2.77
Total, net	$(2,100)	$(41)	2.95
December 31, 2021:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Assets:
Short Contracts:
U.S. Treasury Futures	$(100,500)	$276	3.00
Liabilities:
Long Contracts:
U.S. Treasury Futures	3,300	(29)	2.70
Short Contracts:
U.S. Treasury Futures	(153,500)	(116)	2.70
Total, net	$(250,700)	$131	2.82
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

As of June 30, 2022 and December 31, 2021, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	June 30, 2022				December 31, 2021
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$12,939	$12,025	$12,270	$245	$85,766	$88,324	$88,482	$158
Liabilities	40,104	39,835	39,658	(177)	130,641	132,419	132,237	(182)
	53,043	51,860	51,928	68	216,407	220,743	220,719	(24)
Sale contracts:
Assets	(88,997)	(82,359)	(81,759)	600	(255,987)	(270,334)	(269,584)	750
Liabilities	(122,160)	(112,046)	(114,216)	(2,170)	(156,645)	(164,510)	(164,678)	(168)
	(211,157)	(194,405)	(195,975)	(1,570)	(412,632)	(434,844)	(434,262)	582
Total TBA securities, net	$(158,114)	$(142,545)	$(144,047)	$(1,502)	$(196,225)	$(214,101)	$(213,543)	$558
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
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the six-month period ended June 30, 2022 and year ended December 31, 2021:

Derivative Type	Six-Month Period Ended June 30, 2022	Year Ended December 31, 2021
	(In thousands)
Interest rate swaps	$587,533	$422,905
TBAs	408,093	720,268
Futures	188,886	232,792
Gains and losses on the Company's financial derivatives for the three- and six-month periods ended June 30, 2022 and 2021 are summarized in the tables below:

	Three-Month Period Ended June 30, 2022
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(232)	$9,339	$9,107	$(328)	$7,973	$7,645
TBAs		9,075	9,075		(3,022)	(3,022)
Futures		12,295	12,295		(8,051)	(8,051)
Total	$(232)	$30,709	$30,477	$(328)	$(3,100)	$(3,428)

	Three-Month Period Ended June 30, 2021
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(255)	$1,833	$1,578	$(246)	$(6,136)	$(6,382)
TBAs		1,082	1,082		5,797	5,797
Futures		(438)	(438)		(3,636)	(3,636)
Total	$(255)	$2,477	$2,222	$(246)	$(3,975)	$(4,221)

	Six-Month Period Ended June 30, 2022
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(848)	$8,527	$7,679	$(371)	$26,929	$26,558
TBAs		16,802	16,802		(2,060)	(2,060)
Futures		21,349	21,349		(172)	(172)
Total	$(848)	$46,678	$45,830	$(371)	$24,697	$24,326

	Six-Month Period Ended June 30, 2021
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(641)	$(1,284)	$(1,925)	$(297)	$3,434	$3,137
TBAs		(2,449)	(2,449)		600	600
Futures		1,446	1,446		257	257
Total	$(641)	$(2,287)	$(2,928)	$(297)	$4,291	$3,994
From time to time, the Company uses short positions in U.S. Treasury positions as a component of its interest rate hedging portfolio. As of June 30, 2022, the Company held short positions in U.S. Treasury securities, with a principal amount of $11.5 million and a fair value of $11.0 million. As of December 31, 2021, the Company held short positions in U.S. Treasury securities, with a principal amount of $118.8 million and a fair value of $117.2 million.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of both June 30, 2022 and December 31, 2021, the Company had outstanding borrowings under repurchase agreements with 15 counterparties.
The following table details the Company's outstanding borrowings under repurchase agreements as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 days or less	$327,276	1.05%	15	$162,089	0.18%	13
31-60 days	194,101	0.76	44	235,321	0.21	43
61-90 days	163,855	0.87	76	114,931	0.18	72
91-120 days	73,891	0.87	108	104,361	0.17	106
121-150 days	45,516	1.33	135	148,855	0.16	133
151-180 days	45,403	2.13	166	56,337	0.15	163
181-364 days	80,745	1.04	217	242,941	0.19	238
Total Agency RMBS	930,787	1.01	70	1,064,835	0.18	111
Non-Agency RMBS:
30 days or less	5,409	2.33	6	—	—	—
31-60 days	6,759	2.56	36	—	—	—
Total Non-Agency RMBS	12,168	2.46	23	—	—	—
U.S. Treasury Securities
30 days or less	7,384	1.55	1	—	—	—
Total U.S. Treasury Securities	7,384	1.55	1	—	—	—
Total	$950,339	1.03%	69	$1,064,835	0.18%	111
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of both June 30, 2022 and December 31, 2021, the fair value of RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $1.0 billion. Collateral transferred under outstanding borrowings under repurchase agreements as of June 30, 2022 includes RMBS in the amount of $21.7 million that were sold prior to period end but for which such sale had not yet settled. In addition as of June 30, 2022 and December 31, 2021, the Company was posting to repurchase agreement counterparties net cash collateral of $40.1 million and $77.7 million, respectively, as a result of margin calls with various repurchase agreement counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table provides details by counterparty for such counterparties for which the amounts at risk relating to our repurchase agreements was greater than 10% of total equity as of June 30, 2022. There was no counterparty for which the amount at risk was greater than 10% of shareholders' equity as of December 31, 2021.

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Royal Bank of Canada	$12,026	58	10.1%

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
The following tables present information about certain assets and liabilities representing financial instruments as of June 30, 2022 and December 31, 2021. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
June 30, 2022:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$34,527	$(1,046)	$—	$(14,572)	$18,909
Reverse repurchase agreements	11,005	(11,005)	—	—	—
Liabilities:
Financial derivatives–liabilities	(2,938)	1,046	—	1,836	(56)
Repurchase agreements	(950,339)	11,005	899,240	40,094	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase and reverse repurchase agreements and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of June 30, 2022 were $971.1 million. As of June 30, 2022 total cash collateral (received) pledged on financial derivative assets and financial derivative liabilities excludes $0.3 million and $0.7 million, respectively, of net excess cash collateral.
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
8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of June 30, 2022 and 2021, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three- and six-month periods ended June 30, 2022 and 2021:

	Three-Month Period Ended		Six-Month Period Ended
(In thousands except for share amounts)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Numerator:
Net income (loss)	$(10,740)	$(4,537)	$(28,207)	$(4,410)
Denominator:
Basic and diluted weighted average shares outstanding	13,106,585	12,432,004	13,108,246	12,388,017
Basic and diluted earnings per share	$(0.82)	$(0.36)	$(2.15)	$(0.36)
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
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For the three-month periods ended June 30, 2022 and 2021, the total management fee incurred was $0.4 million and $0.6 million, respectively. For the six-month periods ended June 30, 2022 and 2021, the total management fee incurred was $0.9 million and $1.2 million, respectively.

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
During each of the six-month periods ended June 30, 2022 and 2021, the Company reimbursed the Manager $1.4 million for previously incurred operating and compensation expenses. As of June 30, 2022 and December 31, 2021, the outstanding payable to the Manager for operating and compensation expenses was $0.2 million and $0.4 million, respectively, and is included in Accrued expenses on the Consolidated Balance Sheet.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of June 30, 2022 and December 31, 2021, there were 13,079,394 and 13,109,926 common shares outstanding, respectively. No preferred shares have been issued.
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

Detailed below is a roll forward of the Company's common shares outstanding for the three- and six-month periods ended June 30, 2022 and 2021:

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Common Shares Outstanding (3/31/2022, 3/31/2021, 12/31/2021, and 12/31/2020, respectively)	13,109,926	12,343,542	13,109,926	12,343,542
Share Activity:
Common shares repurchased	(30,532)	—	(30,532)	—
Common shares issued	—	575,000	—	575,000
Restricted common shares issued	—	—	—	—
Common Shares Outstanding (6/30/2022, 6/30/2021, 6/30/2022, and 6/30/2021, respectively)	13,079,394	12,918,542	13,079,394	12,918,542
Unvested restricted shares outstanding (6/30/2022, 6/30/2021, 6/30/2022, and 6/30/2021, respectively)	32,567	27,594	32,567	27,594
The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at June 30, 2022:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	16,816	September 14, 2021	September 13, 2022
Partially dedicated employees:
	4,452	December 17, 2020	December 17, 2022
	5,650	December 16, 2021	December 16, 2022
	5,649	December 16, 2021	December 16, 2023
(1)Date at which such restricted shares will vest and become non-forfeitable.
As of both June 30, 2022 and December 31, 2021, there were 268,831 shares available for future issuance under the Company's 2013 Equity Incentive Plan.
On June 13, 2018, the Company's Board of Trustees approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. During the three- and six month periods ended June 30, 2022, the Company repurchased 30,532 of its common shares at an aggregate cost of $0.2 million, and an average price per share of $6.57. From inception of the current share repurchase program adopted on June 13, 2018 through June 30, 2022, the Company repurchased 464,703 of its common shares at an aggregate cost of $4.3 million, and an average price per share of $9.26.
On April 2, 2021, the Company commenced an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which it was authorized to offer and sell up to $75.0 million of common shares from time to time. From commencement of the ATM program through June 30, 2022, the Company issued 163,269 common shares under the ATM program.
Distribution Policy
The timing and frequency of distributions will be determined by the Board of Trustees based upon a variety of factors deemed relevant by the Company's trustees, including restrictions under applicable law, capital requirements of the Company, and the REIT requirements of the Code. Distributions to shareholders generally will be taxable as ordinary income, although a portion of such distributions may be designated as long-term capital gain or qualified dividend income, or may constitute a return of capital. The Company will furnish annually to each shareholder a statement setting forth distributions paid or deemed paid during the preceding year and their U.S. federal income tax treatment. It is the intention of the Company to distribute at least 100% of its REIT taxable income, after application of available tax attributes, within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.

11. Commitments and Contingencies
From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. The Company provides current trustees and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of June 30, 2022 and December 31, 2021 and management is not aware of any significant contingencies at June 30, 2022.
12. Subsequent Events
On July 8, 2022, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on August 25, 2022 to shareholders of record as of July 29, 2022.
On August 4, 2022, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on September 26, 2022 to shareholders of record as of August 31, 2022.

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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account all information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; our use of and dependence on leverage; future changes with respect to the Federal National Mortgage Association, or "Fannie Mae," and Federal Home Loan Mortgage Corporation, or "Freddie Mac," and related events, including the lack of certainty as to the future roles of these entities and the U.S. Government in the mortgage market and changes to legislation and regulations affecting these entities; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities we own and intend to acquire; changes in rates of default and/or recovery rates on our non-Agency assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; and risks associated with investing in real estate assets, including changes in business conditions and the general economy, such as those resulting from the economic effects related to the COVID-19 pandemic, and associated responses to the pandemic. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
We use leverage in both our Agency and non-Agency RMBS strategies, although we expect leverage in our non-Agency strategy to be significantly lower. We have financed our RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of June 30, 2022, we had outstanding borrowings under repurchase agreements in the amount of $1.0 billion with 15 counterparties.
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
As of June 30, 2022, our book value per share was $9.07 as compared to $10.14 and $11.76 as of March 31, 2022 and December 31, 2021, respectively.
Trends and Recent Market Developments
Market Overview
•After increasing its target range for the federal funds rate by 0.25%, to 0.25%–0.50%, in March, the U.S. Federal Reserve, or the “Federal Reserve,” accelerated the pace of monetary policy tightening in the second quarter of 2022.
At its May meeting, the Federal Reserve raised the target range for the federal funds rate by 0.50%, to 0.75%–1.00%, citing elevated inflation that had been exacerbated by Russia’s invasion of Ukraine and by ongoing supply-chain disruptions. Additionally, the Federal Reserve announced plans for reducing the size of its balance sheet, whereby it would only reinvest principal payments that exceed monthly caps of $30.0 billion for Treasury securities and $17.5 billion for agency MBS, beginning in June. Those monthly caps would then increase in September to $60.0 billion and $35.0 billion, respectively.
At its June meeting, the Federal Reserve raised the target range for the federal funds rate by an additional 0.75%, to 1.50%–1.75%, which was its most aggressive interest rate hike since 1994, as inflation remained at historically high levels. The Federal Reserve stated that it “anticipates that ongoing increases in the target range will be appropriate,” and also reiterated the balance sheet reduction plan announced in May.
Similarly, other central banks globally also tightened their monetary policies during the second quarter.
•Interest rates continued to increase rapidly in the second quarter, reaching their highs for the quarter in mid-June before declining moderately going into quarter end. Overall, the 10-year U.S. Treasury yield rose by 67 basis points to 3.01%, quarter over quarter, while the 2-year U.S. Treasury yield increased by 62 basis points to 2.95%. Through the first half of 2022, the 10-year U.S. Treasury yield increased a cumulative 150 basis points, and the 2-year U.S. Treasury increased a cumulative 222 basis points. Meanwhile, interest rate volatility continued to surge, with the MOVE Index in mid-June reaching its highest point since the COVID-related market volatility of March 2020.
•Mortgage rates also continued to soar in the second quarter of 2022, in sympathy with the significant increase in interest rates. The Freddie Mac survey 30-year mortgage rate reached 5.81% on June 23rd, its highest level since November 2008, and ended the quarter at 5.70%, a quarter-over-quarter increase of 103 basis points. Through the first half of 2022, the Freddie Mac survey 30-year mortgage rate increased by 259 basis points, which was the largest 6-month increase since 1981. As a result, the Mortgage Bankers Association's Refinance Index continued to plummet, declining 42.5% between April 1st and July 1st, reaching its lowest level since December 2000. Fannie Mae 30-year MBS prepayments continued their sharp drop as well, declining from a CPR of 14.2 in March to 11.4 in April, 9.9 in May, and 9.3 in June, the lowest level since March 2019.
In addition to the sharp rise in mortgage rates, home prices continued to appreciate significantly in the first half of 2022. After increasing by 18.9% in 2021, the S&P CoreLogic Case-Shiller US National Home Price NSA Index rose an additional 9.8% during the first five months of 2022. As a result of higher mortgage rates and higher home prices, home affordability has declined significantly; the National Association of Realtors Housing Affordability Index declined 27.6% between January 1 and May 1 of 2022.
•LIBOR and SOFR rates also spiked in the second quarter. One-month LIBOR increased by 133 basis points to end the quarter at 1.79%, and three-month LIBOR increased by 132 basis points to 2.29%. In anticipation of additional interest rate increases by the Federal Reserve in the near term, the spread between one- and three-month LIBOR remained wide, finishing the quarter at 50 basis points, virtually unchanged from the previous quarter but up 39 basis points since year-end. The Secured Overnight Financing Rate, or SOFR, which is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, increased from 0.29% as of March 31st to 1.50% at June 30th. LIBOR and SOFR drive many of our financing costs.
•The U.S. likely entered a technical recession, as real GDP contracted at an estimated annualized rate of 0.9% in the second quarter, after shrinking at an estimated annualized rate of 1.6% in the prior quarter. Meanwhile, the unemployment rate remained low, at 3.6%, throughout the second quarter.
•Inflation continued to be elevated in the second quarter. According to the Bureau of Labor Statistics, the Consumer Price Index registered an annualized rate of 8.3% in April, 8.6% in May, and 9.1% in June, which was the highest reading since November 1981.
•For the second quarter, the Bloomberg Barclays U.S. MBS Index generated a negative return of (3.81%), as interest rates continued to rise and yield spreads widened further, and a negative excess return (on a duration-adjusted basis) of (0.91%) relative to the Bloomberg Barclays U.S. Treasury Index. The Bloomberg Barclays U.S. Corporate Bond Index generated a negative return of (6.70%) and a negative excess return of (2.00%), while the Bloomberg Barclays U.S. Corporate High Yield Bond Index generated a negative return of (9.35%) and a negative excess return of (7.52%).
•U.S. equity markets experienced significant losses in the second quarter with the S&P 500 down 16.4% and the Dow Jones Industrial Average down 11.3%, each index’s worst quarter since the COVID-related volatility of 2020. The tech-heavy NASDAQ fell 22.4% quarter over quarter, which was its worst quarter since the 2008-2009 financial crisis. The VIX volatility index spiked in late April and mid-May, and again in mid-June, before declining into quarter end. Meanwhile, London's FTSE 100 index decreased 4.6%, and the MSCI World global equity index fell 16.6% quarter over quarter.
Portfolio Overview and Outlook
As of June 30, 2022, our mortgage-backed securities portfolio consisted of $893.2 million of fixed-rate Agency "specified pools," $9.4 million of Agency RMBS backed by adjustable rate mortgages, or "Agency ARMs," $19.4 million of Agency reverse mortgage pools, $9.5 million of Agency interest-only securities, or "Agency IOs," $8.0 million of non-Agency RMBS, and $8.2 million of non-Agency interest-only securities, or "non-Agency IOs." Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and mortgages with various other characteristics.
Our Agency RMBS holdings decreased by approximately 14% to $922.0 million as of June 30, 2022, as compared to $1.068 billion as of March 31, 2022. The decrease was driven by paydowns, net sales, and net losses. Over the same period, our interest-only holdings and non-Agency RMBS holdings were roughly unchanged.
Our debt-to-equity ratio, adjusted for unsettled purchases and sales, decreased to 7.9:1 as of June 30, 2022, as compared to 8.3:1 as of March 31, 2022. The decrease was primarily due to a decrease in borrowings on our smaller Agency RMBS portfolio, partially offset by lower shareholders’ equity. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions. As of June 30, 2022, the vast majority of our borrowings were secured by specified pools.
As of June 30, 2022, we had cash and cash equivalents of $37.5 million. This compares to cash and cash equivalents and other liquidity of $29.9 million as of March 31, 2022; other liquidity at March 31, 2022 represented $13.7 million of unencumbered U.S. Treasury securities.
Agency RMBS continued to face headwinds in the second quarter as the Federal Reserve's aggressive response to persistently high inflation continued to roil markets. During the quarter, the Federal Reserve twice increased its target range for the federal funds rate, including a 75 basis-point hike in June that was its largest since 1994, and initiated the runoff of its balance sheet. Geopolitical uncertainty and concerns over economic growth further contributed to market volatility. In mid-June, the MOVE index, which measures interest rate volatility, reached its highest level since the 2020 COVID liquidity crisis, and interest rates rose significantly.
Agency RMBS durations extended in response to the higher interest rates, while the elevated volatility contributed to yield spread widening during the quarter. Agency RMBS prices declined sharply, with the largest declines on lower coupon RMBS, and Agency RMBS significantly underperformed U.S. Treasury securities and interest rate swaps. We experienced net losses on our Agency RMBS, concentrated in lower coupons, and these losses exceeded net interest income and net gains on our interest rate hedges. Our performance was also negatively impacted by costs associated with rebalancing certain of our interest rate hedges in response to the volatility. As a result, we had a significant net loss for the quarter.
In the current higher interest rate environment, the specified pool market has become less focused on prepayment protection, and more focused on extension protection. Many of our specified pools are considered to offer significant extension protection relative to their TBA counterparts. Thus despite the surge in mortgage rates, average pay-ups on our specified pool portfolio actually increased quarter over quarter, as the increase in the value of the extension protection provided by this portfolio, relative to TBA counterparts, more than offset the reduction in the value of its prepayment protection. Additionally, we net sold pools during the quarter, and these net sales generally consisted of pools with much lower pay-ups. Pay-ups on our specified pools increased modestly to 1.09% as of June 30, 2022, as compared to 0.94% as of March 31, 2022.
In our non-Agency RMBS portfolio, wider yield spreads drove negative results for the quarter. We expect to vary our allocation to non-Agency RMBS as market opportunities change over time.
Our net mortgage assets-to-equity ratio—which we define as the net aggregate market value of our mortgage-backed securities (including the underlying market values of our long and short TBA positions) divided by total shareholders' equity—decreased during the quarter. The decrease was due to lower Agency RMBS holdings, partially offset by a smaller net short TBA position and lower shareholders' equity. From time to time, in response to market opportunities and other factors, we increase or decrease our net mortgage assets-to-equity ratio by varying the sizes of our net short TBA position and/or our long RMBS portfolio. The following table summarizes our net mortgage assets-to-equity ratio and provides additional details, for the last five quarters, to illustrate this fluctuation.

	Notional Amount of Long TBAs	Notional Amount of Short TBAs	Fair Value of Mortgage-backed Securities	Net Short TBA Underlying Market Value(1)	Net Mortgage Assets-to-Equity Ratio
($ In thousands)
June 30, 2022	$53,043	$(211,157)	$947,647	$(144,047)	6.8:1
March 31, 2022	65,263	(234,872)	1,094,183	(171,002)	6.9:1
December 31, 2021	216,407	(412,632)	1,311,361	(213,543)	7.1:1
September 30, 2021	237,697	(410,932)	1,218,306	(195,178)	6.4:1
June 30, 2021	290,128	(394,603)	1,210,620	(123,333)	6.7:1
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
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended June 30, 2022, March 31, 2022, December, 31, 2021, September 30, 2021, and June 30, 2021.

	Three-Month Period Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Three-Month Constant Prepayment Rates	13.9%	17.0%	20.7%	21.9%	22.8%
(1)Excludes recent purchases of fixed rate Agency specified pools with no prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of June 30, 2022 and March 31, 2022.

		June 30, 2022			March 31, 2022
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	1.50-1.99	$3,827	$3,506	21	$3,972	$3,775	18
	2.00–2.49	47,319	44,460	16	36,843	35,901	13
	2.50–2.99	9,262	8,952	64	9,798	9,710	62
	3.00–3.49	17,210	16,930	45	18,661	18,844	42
	3.50–3.99	14,518	14,556	71	19,562	20,053	57
	4.00–4.49	11,716	11,898	52	13,027	13,544	49
	4.50–4.99	212	211	149	256	262	150
Total 15-year fixed-rate mortgages		104,064	100,513	37	102,119	102,089	37
20-year fixed-rate mortgages:
	2.00–2.49	26,767	23,914	22	27,154	25,382	19
	2.50–2.99	1,959	1,808	23	2,043	1,969	20
	3.00–3.49	1,736	1,655	28	1,903	1,884	25
	4.00–4.49	1,531	1,552	23	1,625	1,693	20
	4.50–4.99	631	643	45	704	737	42
	5.00–5.49	806	837	46	815	874	43
Total 20-year fixed-rate mortgages		33,430	30,409	24	34,244	32,539	21
30-year fixed-rate mortgages:
	2.00–2.49	87,972	76,863	15	113,766	105,991	11
	2.50–2.99	152,982	138,761	17	223,162	214,385	10
	3.00–3.49	161,018	151,246	18	138,928	137,105	19
	3.50–3.99	143,006	140,502	70	149,550	152,567	68
	4.00–4.49	133,573	134,294	65	141,607	146,921	63
	4.50–4.99	88,354	90,674	64	91,456	96,348	64
	5.00–5.49	22,979	23,997	81	25,950	27,795	77
	5.50–5.99	3,943	4,199	77	4,670	5,090	69
	6.00–6.49	1,641	1,768	45	1,647	1,805	42
Total 30-year fixed-rate mortgages		795,468	762,304	42	890,736	888,007	38
Total fixed-rate Agency RMBS		$932,962	$893,226	41	$1,027,099	$1,022,635	37
For the three-month period ended June 30, 2022, we had total net realized and unrealized losses on our Agency securities of $(42.2) million, or $(3.22) per share. Our Agency portfolio turnover was approximately 24% for the quarter ended June 30, 2022, and we recognized net realized losses of $(14.9) million.
During the three-month period ended June 30, 2022, we continued to hedge interest rate risk through the use of interest rate swaps, and short positions in TBAs, U.S. Treasury securities, and futures. We had total net realized and unrealized gains of $28.2 million, or $2.15 per share, on our interest rate hedging portfolio, as interest rates increased significantly. These gains were partially offset by net realized and unrealized losses of $(1.9) million, or $(0.15) per share, on our long TBAs held for investment.

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
After giving effect to dividends declared during the three-month period ended June 30, 2022 of $0.26 per share, our book value per share decreased to $9.07 as of June 30, 2022, from $10.14 as of March 31, 2022, and we had a negative economic return of (8%) for the quarter ended June 30, 2022. Economic return for a period is computed by adding back dividends declared during the period to ending book value per share, and comparing that amount to book value per share as of the beginning of the period.
We believe that our adaptive and active style of portfolio management is well suited to the current MBS market environment, which, especially given the current effects and future uncertainties related to quantitative tightening, exhibits high levels of interest rate risk, prepayment risk (including extension risk), financing and liquidity risk, shifting central bank and government policies, regulatory changes, and disruptive technological developments.
Financing
For the three-month period ended June 30, 2022, our average repo borrowing cost increased to 0.68%, as compared to 0.29% for the three-month period ended March 31, 2022. This increase in average repo borrowing cost was the result of increases in short-term interest rates during the three-month period ended June 30, 2022. As of June 30, 2022 and March 31, 2022, the weighted average borrowing rate on our repurchase agreements was 1.03% and 0.39%, respectively.
While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as banks, are active in providing repo financing. Most of our outstanding repo financing is still provided by banks and bank affiliates; however, we have also entered into repo agreements with non-bank dealers.
Our debt-to-equity ratio was 8.0:1 as of June 30, 2022, as compared to 9.1:1 as of March 31, 2022. Adjusted for unsettled purchases and sales, our debt-to equity ratio was 7.9:1 as of June 30, 2022, as compared to 8.3:1 as of March 31, 2022. The decrease was primarily due to a decrease in borrowings on the Company’s smaller Agency RMBS portfolio, partially offset by lower shareholders’ equity. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
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
The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment, or "Catch-up Premium Amortization Adjustment," is made to interest income to reflect the cumulative impact of the changes in effective yields. For the three-month periods ended June 30, 2022 and 2021, we recognized a Catch-up Premium Amortization Adjustment of $1.6 million and $2.6 million, respectively. For the six-month periods ended June 30, 2022 and 2021, we recognized a Catch-up Premium Amortization Adjustment of $1.1 million and $2.7 million, respectively. The Catch-up Premium Amortization Adjustment is reflected as an increase (decrease) to interest income on the Consolidated Statement of Operations.
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
Financial Condition
Investment portfolio
The following tables summarize our securities portfolio as of June 30, 2022 and December 31, 2021:

	June 30, 2022					December 31, 2021
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed-rate mortgages	$104,064	$100,513	$96.59	$106,445	$102.29	$125,033	$130,710	$104.54	$130,099	$104.05
20-year fixed-rate mortgages	33,430	30,409	90.96	34,840	104.22	35,732	36,347	101.72	37,211	104.14
30-year fixed-rate mortgages	795,468	762,304	95.83	824,015	103.59	1,027,843	1,072,904	104.38	1,066,347	103.75
ARMs	9,266	9,416	101.62	9,964	107.53	11,491	11,960	104.08	12,034	104.73
Reverse mortgages	18,781	19,381	103.19	20,665	110.03	35,313	37,297	105.62	37,652	106.62
Total Agency RMBS	961,009	922,023	95.94	995,929	103.63	1,235,412	1,289,218	104.36	1,283,343	103.88
Non-Agency RMBS(2)	10,622	7,969	75.02	7,369	69.37	10,672	9,056	84.86	7,234	67.78
Total RMBS(2)	971,631	929,992	95.71	1,003,298	103.26	1,246,084	1,298,274	104.19	1,290,577	103.57
Agency IOs	n/a	9,450	n/a	11,096	n/a	n/a	10,289	n/a	12,983	n/a
Non-Agency IOs	n/a	8,205	n/a	6,570	n/a	n/a	2,798	n/a	2,684	n/a
Total mortgage-backed securities		$947,647		$1,020,964			$1,311,361		$1,306,244
U.S. Treasury securities	7,500	7,431	99.08	7,418	98.91	—	—	—	—	—
U.S. Treasury securities sold short	(11,500)	(10,989)	95.56	(11,295)	98.22	(118,750)	(117,195)	98.69	(117,322)	98.80
Reverse repurchase agreements	11,005	11,005	100.00	11,005	100.00	117,505	117,505	100.00	117,505	100.00
Total		$955,094		$1,028,092			$1,311,671		$1,306,427
(1)Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.
(2)Excludes IOs.
The majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency collateralized mortgage obligations, or "CMOs." As of both June 30, 2022 and December 31, 2021, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
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

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$245	$158
TBA securities sale contracts	600	750
Fixed payer interest rate swaps	33,391	5,165
Fixed receiver interest rate swaps	258	289
Futures	33	276
Total financial derivatives–assets, at fair value	34,527	6,638
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(177)	(182)
TBA securities sale contracts	(2,170)	(168)
Fixed payer interest rate swaps	(336)	(465)
Fixed receiver interest rate swaps	(181)	(143)
Futures	(74)	(145)
Total financial derivatives–liabilities, at fair value	(2,938)	(1,103)
Total	$31,589	$5,535
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
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of June 30, 2022 and December 31, 2021. We had no other borrowings outstanding.

	June 30, 2022			December 31, 2021
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$340,069	1.08%	14	$162,089	0.18%	13
31-60 days	200,860	0.82	44	235,321	0.21	43
61-90 days	163,855	0.87	76	114,931	0.18	72
91-120 days	73,891	0.87	108	104,361	0.17	106
121-150 days	45,516	1.33	135	148,855	0.16	133
151-180 days	45,403	2.13	166	56,337	0.15	163
181-364 days	80,745	1.04	217	242,941	0.19	238
Total	$950,339	1.03%	69	$1,064,835	0.18%	111
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of June 30, 2022 and December 31, 2021, our total debt-to-equity ratio was 8.0:1 and 6.9:1, respectively. Collateral transferred with respect to our outstanding repo borrowings, including net cash collateral posted, as of June 30, 2022 and December 31, 2021 had an aggregate fair value of $1.0 billion and $1.1 billion. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets conditions, and the timing of security purchase and sale transactions.
Shareholders' Equity
As of June 30, 2022, our shareholders' equity decreased to $118.6 million from $154.2 million as of December 31, 2021. This decrease principally consisted of a net loss of $(28.2) million and dividends declared of $7.3 million. As of June 30, 2022, our book value per share was $9.07, as compared to $11.76 as of December 31, 2021.

Results of Operations for the Three- and Six-Month Periods Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three- and six-month periods ended June 30, 2022 and 2021:

	Three-Month Period Ended		Six-Month Period Ended
(In thousands except for per share amounts)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest Income (Expense)
Interest income	$9,087	$9,875	$15,622	$16,410
Interest expense	(1,972)	(661)	(3,075)	(1,442)
Net interest income	7,115	9,214	12,547	14,968
Expenses
Management fees to affiliate	447	609	947	1,223
Other operating expenses	859	924	1,680	1,774
Total expenses	1,306	1,533	2,627	2,997
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	(43,598)	(10,219)	(108,283)	(17,447)
Net realized and change in net unrealized gains (losses) on financial derivatives	27,049	(1,999)	70,156	1,066
Total Other Income (Loss)	(16,549)	(12,218)	(38,127)	(16,381)
Net Income (Loss)	$(10,740)	$(4,537)	$(28,207)	$(4,410)
Net Income (Loss) Per Common Share	$(0.82)	$(0.36)	$(2.15)	$(0.36)
Adjusted Distributable Earnings
Beginning with the financial results for the quarter ended June 30, 2022, the supplemental non-GAAP financial measure that we previously referred to as "Core Earnings," we now refer to as "Adjusted Distributable Earnings." We calculate Adjusted Distributable Earnings (formerly referred to as Core Earnings) as net income (loss), excluding realized and change in net unrealized gains and (losses) on securities and financial derivatives, and excluding, if applicable, any non-recurring items of income or loss. Adjusted Distributable Earnings also excludes the effect of the Catch-up Premium Amortization Adjustment on interest income. The Catch-up Premium Amortization Adjustment is a quarterly adjustment to premium amortization triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). The adjustment is calculated as of the beginning of each quarter based on our then-current assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter. Adjusted Distributable Earnings includes net realized and change in net unrealized gains (losses) associated with periodic settlements on interest rate swaps.
Adjusted Distributable Earnings is a supplemental non-GAAP financial measure. We believe that the presentation of Adjusted Distributable Earnings provides information useful to investors, because: (i) we believe that it is a useful indicator of both current and projected long-term financial performance, in that it excludes the impact of certain current period earnings components that we believe are less useful in forecasting long-term performance and dividend-paying ability; (ii) we use it to evaluate the effective net yield provided by our portfolio, after the effects of financial leverage; and (iii) we believe that presenting Adjusted Distributable Earnings assists our investors in measuring and evaluating our operating performance, and comparing our operating performance to that of our residential mortgage REIT peers. Please note, however, that: (I) our calculation of Adjusted Distributable Earnings may differ from the calculation of similarly titled non-GAAP financial measures by our peers, with the result that these non-GAAP financial measures might not be directly comparable; and (II) Adjusted Distributable Earnings excludes certain items, such as most realized and unrealized gains and losses, that may impact the amount of cash that is actually available for distribution.
In addition, because Adjusted Distributable Earnings is an incomplete measure of our financial results and differs from net income (loss) computed in accordance with U.S. GAAP, it should be considered supplementary to, and not as a substitute for, net income (loss) computed in accordance with U.S. GAAP.
Furthermore, Adjusted Distributable Earnings is different from REIT taxable income. As a result, the determination of whether we have met the requirement to distribute at least 90% of our annual REIT taxable income (subject to certain adjustments) to its shareholders, in order to maintain qualification as a REIT, is not based on whether we have distributed 90% of our Adjusted Distributable Earnings.

In setting our dividend, our Board of Trustees considers our earnings, liquidity, financial condition, REIT distribution requirements, and financial covenants, along with other factors that the Board of Trustees may deem relevant from time to time.
The following table reconciles, for the three-month periods ended June 30, 2022 and 2021, Adjusted Distributable Earnings to the line on the Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable GAAP measure:

	Three-Month Period Ended		Six-Month Period Ended
(In thousands except for share amounts)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net Income (Loss)	$(10,740)	$(4,537)	$(28,207)	$(4,410)
Adjustments:
Net realized (gains) losses on securities	15,464	(852)	29,634	(3,932)
Change in net unrealized (gains) losses on securities	28,134	11,071	78,649	21,379
Net realized (gains) losses on financial derivatives	(30,477)	(2,222)	(45,830)	2,928
Change in net unrealized (gains) losses on financial derivatives	3,428	4,221	(24,326)	(3,994)
Net realized gains (losses) on periodic settlements of interest rate swaps	(232)	(255)	(848)	(641)
Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	(328)	(246)	(371)	(297)
Non-recurring expenses	—	58	—	58
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	(1,595)	(2,636)	(1,106)	(2,707)
Subtotal	14,394	9,139	35,802	12,794
Adjusted Distributable Earnings	$3,654	$4,602	$7,595	$8,384
Weighted Average Shares Outstanding	13,106,585	12,432,004	13,108,246	12,388,017
Adjusted Distributable Earnings Per Share	$0.28	$0.37	$0.58	$0.68
Results of Operations for the Three-Month Periods Ended June 30, 2022 and 2021
Net Income (Loss)
Net income (loss) for the three-month period ended June 30, 2022 was $(10.7) million, as compared to $(4.5) million for the three-month period ended June 30, 2021. The period-over-period decline in our results of operations was primarily due to an increase in total other loss as well as a decrease in net interest income.
Interest Income
Our portfolio as of both June 30, 2022 and 2021 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $8.9 million and $9.8 million in interest income on these securities for the three-month periods ended June 30, 2022 and 2021, respectively. The period-over-period decrease in interest income primarily resulted from lower average holdings and lower weighted average yields in our Agency RMBS portfolio, partially offset by higher average holdings and higher weighted average yields on our non-Agency RMBS portfolio. The Catch-up Premium Amortization Adjustment causes variability in our interest income and portfolio yields. For the three-month periods ended June 30, 2022 and 2021, we had a positive Catch-up Premium Amortization Adjustment of approximately $1.6 million and $2.6 million, respectively, which increased interest income. Excluding the Catch-up Premium Amortization Adjustments, the weighted average yield of our overall portfolio was 2.57% and 2.44% for the three-month periods ended June 30, 2022 and 2021, respectively.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended June 30, 2022 and 2021:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended June 30, 2022	$8,429	$1,117,820	3.02%	$424	$13,999	12.12%	$8,853	$1,131,819	3.13%
Three-month period ended June 30, 2021	$9,677	$1,175,360	3.29%	$165	$7,707	8.55%	$9,842	$1,183,067	3.33%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the three-month periods ended June 30, 2022 and 2021, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the three-month period ended June 30, 2022 was $2.0 million, which primarily consisted of $1.8 million of interest expense on our repo borrowings, and $0.1 million of interest expense related to our short positions in U.S. Treasury securities. Our total interest expense for the three-month period ended June 30, 2021 was $0.7 million, which primarily consisted of $0.6 million of interest expense on our repo borrowings, and $0.1 million of interest expense related to our short positions in U.S. Treasury securities. The period-over-period increase in our total interest expense resulted mainly from higher rates on our repo borrowings stemming from the increase in short-term interest rates.
The following table shows information related to our average cost of funds(1) on repurchase agreements for the three-month periods ended June 30, 2022 and 2021:

	Three-Month Period Ended June 30, 2022			Three-Month Period Ended June 30, 2021
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average Borrowed Funds	Interest Expense	Average Cost of Funds
(In thousands)
Agency RMBS	$1,044,220	$1,742	0.67%	$1,161,015	$555	0.19%
Non-Agency RMBS	11,690	56	1.92%	—	—	—
U.S. Treasury Securities	14,319	22	0.60%	5,939	—	—
Total	$1,070,229	$1,820	0.68%	$1,166,954	$555	0.19%
(1)This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.
Among other instruments, we use interest rate swaps and short U.S. Treasury securities to hedge against the risk of rising interest rates. The following table shows information related to the components of our average cost of funds(1) including the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps and interest expense on short U.S. Treasury securities for the three-month periods ended June 30, 2022 and 2021:

	Repurchase Agreements			Interest Rate Swaps(2)		Short U.S. Treasury Securities(2)(3)		Total(2)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Adjustment to Average Cost of Funds	Interest expense	Adjustment to Average Cost of Funds	Interest and net periodic expense paid or payable	Adjusted Average Cost of Funds
(In thousands)
Three-month period ended June 30, 2022	$1,070,229	$1,820	0.68%	$502	0.19%	$100	0.04%	$2,422	0.91%
Three-month period ended June 30, 2021	$1,166,954	$555	0.19%	$500	0.17%	$98	0.04%	$1,153	0.40%
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
For the three-month period ended June 30, 2022, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 2.57%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 0.91%, resulting in a net interest margin of 1.66%. By comparison, for the three-month period ended June 30, 2021, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 2.44%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 0.40%, resulting in a net interest margin of 2.04%.
Management Fees
For the three-month periods ended June 30, 2022 and 2021, our management fee expense was approximately $0.4 million and $0.6 million, respectively. Management fees are calculated based on our shareholders' equity at the end of each quarter. The decrease in management fee expense period over period was due to a smaller capital base as of June 30, 2022.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. For each of the three-month periods ended June 30, 2022 and 2021, our other operating expenses were approximately $0.9 million.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the three-month period ended June 30, 2022, Other income (loss) was $(16.5) million, consisting primarily of net realized and unrealized losses of $(43.6) million on our securities, which were partially offset by net realized and unrealized gains of $27.0 million on our financial derivatives. Net realized and unrealized losses of $(43.6) million on our securities, consists primarily of losses on our Agency RMBS which were caused by significantly lower asset prices, as interest rates rose and Agency yield spreads widened. The net realized and unrealized gains on our financial derivatives of $27.0 million consisted of net realized and unrealized gains of $16.8 million on our interest rate swaps, $6.1 million on our TBAs, and $4.2 million on our U.S. Treasury futures, and were primarily the result of the significant increase in interest rates.
For the three-month period ended June 30, 2021, Other income (loss) was $(12.2) million, consisting primarily of net realized and unrealized losses of $(10.4) million on our Agency RMBS, and $(8.9) million on our interest rate swaps and futures, partially offset by net realized and unrealized gains of $6.9 million on our TBAs. Yield spreads on Agency RMBS widened, most significantly on higher coupons, amidst concerns that the Federal Reserve will commence tapering its asset purchases and with heightened prepayment risk related to lower mortgage rates. With the decrease in long-term interest rates, our interest-only securities, interest rate swaps, U.S. Treasury securities, and futures all had net losses. Our concentration of long TBA investments in lower coupons, and short TBA investments in higher coupons, benefited our results, resulting in net realized and unrealized gains on TBAs of $6.9 million.
Results of Operations for the Six-Month Periods Ended June 30, 2022 and 2021
Net Income (Loss)
Net income (loss) for the six-month period ended June 30, 2022 was $(28.2) million, as compared to $(4.4) million for the six-month period ended June 30, 2021. The period-over-period decline in our results of operations was primarily due to an increase in total other loss and a decrease in net interest income.
Interest Income
Our portfolio as of both June 30, 2022 and 2021 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $15.3 million and $16.4 million in interest income on these securities for the six-month periods ended June 30, 2022 and 2021, respectively. The period-over-period decrease in interest income was primarily the result of lower average asset yields on our Agency portfolio, partially offset by higher average holdings and higher asset yields in our non-Agency portfolio. The Catch-up Premium Amortization Adjustment causes variability in our interest income and portfolio yields. For the six-month periods ended June 30, 2022 and 2021, we had a positive Catch-up Premium Amortization Adjustment of approximately $1.1 million and $2.7 million, respectively, which increased interest income. Excluding the Catch-up Premium Amortization Adjustments, the weighted average yield of our overall portfolio was 2.47% and 2.42% for the six-month periods ended June 30, 2022 and 2021, respectively.

The following table details our interest income, average holdings of yield-bearing assets (on a settle date basis), and weighted average yield based on amortized cost for the six-month periods ended June 30, 2022 and 2021:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Six-month period ended June 30, 2022	$14,635	$1,138,739	2.57%	$714	$13,686	10.44%	$15,349	$1,152,425	2.66%
Six-month period ended June 30, 2021	$15,967	$1,117,267	2.86%	$394	$9,458	8.35%	$16,361	$1,126,725	2.90%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the six-month periods ended June 30, 2022 and 2021, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the six-month period ended June 30, 2022 was $3.1 million, which primarily consisted of $2.6 million of interest expense on our repo borrowings, and $0.4 million of interest expense related to our short positions in U.S. Treasury securities. Our total interest expense for the six-month period ended June 30, 2021 was $1.4 million, consisting primarily of $1.2 million of interest expense on our repo borrowings, and $0.3 million of interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period increase in our total interest expense resulted mainly from higher rates on our repo borrowings stemming from an increase in short-term interest rates.
The following table shows information related to our average cost of funds(1) on repurchase agreements for the six-month periods ended June 30, 2022 and 2021:

	Six Month Period Ended June 30, 2022			Six Month Period Ended June 30, 2021
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average Borrowed Funds	Interest Expense	Average Cost of Funds
(In thousands)
Agency RMBS	$1,084,745	$2,527	0.47%	$1,101,101	$1,155	0.21%
Non-Agency RMBS	7,532	68	1.82%	—	—	—
U.S. Treasury Securities	9,532	24	0.51%	2,986	—	—
Total	$1,101,809	$2,619	0.48%	$1,104,087	$1,156	0.21%
(1)This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.
Among other instruments, we use interest rate swaps and short U.S. Treasury securities to hedge against the risk of rising interest rates. The following table shows information related to the components of our average cost of funds(1) including the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps and interest expense on short U.S. Treasury securities for the three-month periods ended June 30, 2022 and 2021:

	Repurchase Agreements			Interest Rate Swaps(2)		Short U.S. Treasury Securities(2)(3)		Total(2)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Adjustment to Average Cost of Funds	Interest expense	Adjustment to Average Cost of Funds	Interest and net periodic expense paid or payable	Adjusted Average Cost of Funds
(In thousands)
Six-month period ended June 30, 2022	$1,101,809	$2,619	0.48%	$1,131	0.21%	$402	0.07%	$4,152	0.76%
Six-month period ended June 30, 2021	$1,104,087	$1,156	0.21%	$923	0.17%	$279	0.05%	$2,358	0.43%
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
For the six-month period ended June 30, 2022, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 2.47%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 0.76%, resulting in a net interest margin of 1.71%. By comparison, for the six-month period ended June 30, 2021, the weighted average yield of our Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 2.42%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 0.43%, resulting in a net interest margin of 1.99%.
Management Fees
For the six-month periods ended June 30, 2022 and 2021, our management fee expense was approximately $0.9 million and $1.2 million, respectively. Management fees are calculated based on our shareholders' equity at the end of each quarter. The decrease in management fee expense period over period was due to a smaller capital base at each quarter end in 2022, as compared to the respective quarter ends in 2021.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. For the six-month periods ended June 30, 2022 and 2021, our other operating expenses were approximately $1.7 million and $1.8 million, respectively. The decrease in other operating expenses for the six-month period ended June 30, 2022 was primarily due to a decrease in professional fees.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the six-month period ended June 30, 2022, Other income (loss) was $(38.1) million, consisting primarily of net realized and unrealized losses of $(112.3) million on our Agency RMBS, which were partially offset by net realized and unrealized gains of $3.7 million on our short U.S. Treasury securities, and net realized and unrealized gains of $70.2 million on our financial derivatives. The losses on our Agency RMBS were caused by significantly lower asset prices, as interest rates rose and Agency yield spreads widened. For the six-month period ended June 30, 2022, the net realized and unrealized gains of $3.7 million on our short U.S. Treasury securities and net realized and unrealized gains of $70.2 on our financial derivatives were primarily the result of the significant increase in interest rates. The net realized and unrealized gains on our financial derivatives of $70.2 million consisted of net realized and unrealized gains of $34.2 million on our interest rate swaps, $21.2 million on our U.S. Treasury futures, and $14.7 million on our TBAs.
For the six-month period ended June 30, 2021, Other income (loss) was $(16.4) million, consisting primarily of net realized and unrealized losses of $(20.4) million on our Agency RMBS, which were partially offset by net realized gains of $2.7 million on our short U.S. Treasury securities and net realized and unrealized gains of $1.1 million on our financial derivatives. During the period, actual and implied interest rate volatility rose and long-term interest rates increased significantly. Yield spreads on our Agency RMBS holdings widened and prices declined, leading to net realized and unrealized losses. For the six month period ended June 30, 2021, net realized gains of $2.7 million on our short U.S. Treasury securities and net realized and unrealized gains of $1.1 million on our financial derivatives were primarily the result of the increase in long-term interest rates. The net realized and unrealized gains on our financial derivatives of $1.1 million consisted of net realized and unrealized gains of $1.2 million on our interest rate swaps and $1.7 million on our U.S. Treasury futures, partially offset by losses on our TBAs of $(1.8) million, where losses on our long lower-coupon holdings were partially offset by net gains on our short higher-coupon holdings.
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
As of June 30, 2022 and December 31, 2021, we had $1.0 billion and $1.1 billion outstanding under our repurchase agreements, respectively. As of June 30, 2022, our outstanding repurchase agreements were with 15 counterparties.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of June 30, 2022 and December 31, 2021, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 5.4% and 5.2%, respectively.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
June 30, 2022	$950,339	$1,070,229	$1,087,826
March 31, 2022	1,211,163	1,133,738	1,211,163
December 31, 2021	1,064,835	1,068,384	1,088,712
September 30, 2021	1,062,197	1,114,820	1,140,182
June 30, 2021	1,135,497	1,166,954	1,196,779
March 31, 2021	1,106,724	1,040,521	1,106,724
December 31, 2020	1,015,245	1,033,128	1,050,840
September 30, 2020	1,061,640	1,030,402	1,096,065
June 30, 2020	909,821	941,242	920,712
March 31, 2020(1)	1,109,342	1,281,507	1,308,377
December 31, 2019	1,296,272	1,301,270	1,319,839
September 30, 2019	1,337,984	1,369,722	1,374,080
(1)For the quarter ended March 31, 2020 in response to significant volatility and heightened risks in the financial markets as a result of the spread of COVID-19, we significantly reduced our outstanding borrowings to lower leverage and increase our liquidity.
As of June 30, 2022, we had an aggregate amount at risk under our repurchase agreements with 15 counterparties of $60.8 million. As of December 31, 2021, we had an aggregate amount at risk under our repurchase agreements with 15 counterparties of $52.7 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. If the amounts outstanding under repurchase agreements with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk under our repurchase agreements as of June 30, 2022 and December 31, 2021 does not include $1.9 million and $2.6 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of June 30, 2022, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with three counterparties of approximately $16.4 million. As of December 31, 2021, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with two counterparties of approximately $11.3 million. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of June 30, 2022, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $1.1 million. As of December 31, 2021, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with four counterparties of approximately $4.1 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
As of June 30, 2022, we had cash and cash equivalents of $37.5 million.
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
Six-Month Period Ended June 30, 2022:

Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
	(In thousands)
$0.08	$1,046	June 7, 2022	June 30, 2022	July 25, 2022
0.08	1,049	May 2, 2022	May 31, 2022	June 27, 2022
0.10	1,311	April 7, 2022	April 29, 2022	May 25, 2022
0.10	1,311	March 7, 2022	March 31, 2022	April 25, 2022
0.10	1,311	February 7, 2022	February 28, 2022	March 25, 2022
0.10	1,311	January 7, 2022	January 31, 2022	February 25, 2022
Six-Month Period Ended June 30, 2021:

Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
	(In thousands)
$0.30	$3,876	June 9, 2021	June 30, 2021	July 26, 2021
0.28	3,456	March 3, 2021	March 31, 2021	April 26, 2021
On July 8, 2022, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on August 25, 2022 to shareholders of record as of July 29, 2022.
On August 4, 2022, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on September 26, 2022 to shareholders of record as of August 31, 2022.

For the six-month period ended June 30, 2022, our operating activities provided net cash of $14.0 million and our investing activities provided net cash of $39.2 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) used net cash of $76.9 million. Thus our operating and investing activities, when combined with our net repo financing activities, used net cash of $23.7 million. We also used $7.6 million to pay dividends, and $0.2 million to repurchase common shares. As a result of these activities, there was a decrease in our cash holdings of $31.6 million, from $69.0 million as of December 31, 2021 to $37.5 million as of June 30, 2022.
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
On April 2, 2021, we commenced an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $75.0 million of common shares from time to time. From commencement of the ATM program through August 5, 2022, we issued 163,269 common shares under the ATM program which provided $1.9 million of net proceeds after $29 thousand of agent commissions and offering costs. As of June 30, 2022, we had $73.0 million of common shares available to be issued remaining under the ATM program. We did not issue any shares under the ATM program during the three- or six-month periods ended June 30, 2022.
On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. During the six-month period ended June 30, 2022, the Company repurchased 30,532 of its common shares at an aggregate cost of $0.2 million, and an average price per share of $6.57. Under the current repurchase program adopted on June 13, 2018, we have repurchased 464,703 common shares through August 5, 2022 at an average price per share of $9.26 and an aggregate cost of $4.3 million, and have authorization to repurchase an additional 735,297 common shares.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both June 30, 2022 and December 31, 2021, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated

Balance Sheet.
As of June 30, 2022, we had $1.0 billion of outstanding borrowings with 15 counterparties.
Off-Balance Sheet Arrangements
As of June 30, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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

In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of June 30, 2022, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, excluding TBAs	$23,675	19.96%	$45,913	38.70%	$(25,110)	(21.17)%	$(51,655)	(43.55)%
Long TBAs	1,189	1.00%	2,279	1.92%	(1,287)	(1.08)%	(2,672)	(2.25)%
Short TBAs	(5,178)	(4.36)%	(10,151)	(8.56)%	5,382	4.53%	10,970	9.25%
Non-Agency RMBS	(405)	(0.34)%	(976)	(0.82)%	238	0.20%	308	0.26%
U.S. Treasury Securities, Interest Rate Swaps, and Futures	(18,869)	(15.91)%	(38,609)	(32.54)%	17,999	15.17%	35,127	29.61%
Repurchase and Reverse Repurchase Agreements	(868)	(0.73)%	(1,585)	(1.34)%	992	0.84%	1,984	1.67%
Total	$(456)	(0.38)%	$(3,129)	(2.64)%	$(1,786)	(1.51)%	$(5,938)	(5.01)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our June 30, 2022 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Business—Special Note Regarding Forward-Looking Statements."
Prepayment Risk
Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect to mortgage loans underlying RMBS, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. Most significantly, our portfolio is exposed to the risk of changes in prepayment rates of the mortgage loans underlying our RMBS. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Mortgage prepayment rates can be highly sensitive to changes in interest rates, but they are also affected by housing turnover, which can be driven by factors other than interest rates, including worker mobility and home price appreciation. Changes in prepayment rates will have varying effects on the different types of securities in our portfolio, and we attempt to take these effects into account in making asset management decisions. Increases in prepayment rates may cause us to experience both realized and unrealized losses on our interest-only securities, or "IOs," and inverse interest only securities, or "IIOs," as these securities are extremely sensitive to prepayment rates. Conversely, decreases in prepayment rates on our securities with below-market interest rates may cause the duration of such securities to extend, which may cause us to experience unrealized losses on such securities. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. For example, prepayment rates are generally lower in states with substantially higher mortgage recording taxes.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2022 – April 30, 2022	—	$—	—	765,829
May 1, 2022 – May 31, 2022	—	—	—	765,829
June 1, 2022 – June 30, 2022	30,532	6.57	30,532	735,297
Total	30,532	$6.57	30,532	735,297
On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and financial performance, among other considerations.

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

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	August 12, 2022	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	August 12, 2022	By:	/s/ CHRISTOPHER SMERNOFF
Christopher Smernoff Chief Financial Officer (Principal Financial and Accounting Officer)