Form 10-Q
period 2022-09-30
Ellington Residential Mortgage REIT
filed 2022-11-14
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of the Registrant's common shares outstanding as of November 4, 2022: 13,245,298

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2022	December 31, 2021
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$25,408	$69,028
Mortgage-backed securities, at fair value(1)	934,668	1,311,361
Other investments, at fair value	8,498	309
Due from brokers	48,595	88,662
Financial derivatives–assets, at fair value	71,853	6,638
Reverse repurchase agreements	21,774	117,505
Receivable for securities sold	73,945	—
Interest receivable	3,855	4,504
Other assets	638	459
Total Assets	$1,189,234	$1,598,466
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$938,046	$1,064,835
Payable for securities purchased	72,957	255,136
Due to brokers	44,115	1,959
Financial derivatives–liabilities, at fair value	4,440	1,103
U.S. Treasury securities sold short, at fair value	21,577	117,195
Dividend payable	1,060	1,311
Accrued expenses	1,306	1,236
Management fee payable to affiliate	388	581
Interest payable	2,340	885
Total Liabilities	1,086,229	1,444,241
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (13,245,298 and 13,109,926 shares issued and outstanding, respectively)	132	131
Additional paid-in-capital	240,026	238,865
Accumulated deficit	(137,153)	(84,771)
Total Shareholders' Equity	103,005	154,225
Total Liabilities and Shareholders' Equity	$1,189,234	$1,598,466
(1)Includes assets pledged as collateral to counterparties. See Note 6 for additional details on the Company's borrowings and related collateral.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$9,457	$5,463	$25,079	$21,873
Interest expense	(4,268)	(552)	(7,343)	(1,994)
Total net interest income	5,189	4,911	17,736	19,879
EXPENSES
Management fees to affiliate	388	598	1,335	1,821
Professional fees	205	223	621	768
Compensation expense	183	203	537	592
Insurance expense	101	99	301	280
Other operating expenses	353	319	1,063	978
Total expenses	1,230	1,442	3,857	4,439
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	(28,236)	1,425	(57,870)	5,358
Net realized gains (losses) on financial derivatives	2,355	(3,042)	48,186	(5,971)
Change in net unrealized gains (losses) on securities	(27,574)	(4,283)	(106,224)	(25,662)
Change in net unrealized gains (losses) on financial derivatives	35,825	3,291	60,151	7,285
Total other income (loss)	(17,630)	(2,609)	(55,757)	(18,990)
NET INCOME (LOSS)	$(13,671)	$860	$(41,878)	$(3,550)
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$(1.04)	$0.07	$(3.19)	$(0.28)
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2021	13,109,926	$131	—	$—	$238,865	$(84,771)	$154,225
Share based compensation					76		76
Dividends declared(1)						(3,933)	(3,933)
Net income (loss)						(17,467)	(17,467)
BALANCE, March 31, 2022	13,109,926	131	—	—	238,941	(106,171)	132,901
Share based compensation					75		75
Repurchase of common shares	(30,532)	—			(200)		(200)
Dividends declared(1)						(3,406)	(3,406)
Net income (loss)						(10,740)	(10,740)
BALANCE, June 30, 2022	13,079,394	131	—	—	238,816	(120,317)	118,630
Common shares issued(2)	148,349	1			1,194		1,195
Issuance of restricted shares	27,044	—			—		—
Share based compensation					78		78
Repurchase of common shares	(9,489)	—			(62)		(62)
Dividends declared(1)						(3,165)	(3,165)
Net income (loss)						(13,671)	(13,671)
BALANCE, September 30, 2022	13,245,298	$132	—	$—	$240,026	$(137,153)	$103,005

BALANCE, December 31, 2020	12,343,542	$123	—	$—	$229,614	$(63,335)	$166,402
Share based compensation					66		66
Dividends declared(1)						(3,456)	(3,456)
Net income (loss)						127	127
BALANCE, March 31, 2021	12,343,542	123	—	—	229,680	(66,664)	163,139
Common shares issued(2)	575,000	6			7,054		7,060
Share based compensation					66		66
Dividends declared(1)						(3,876)	(3,876)
Net income (loss)						(4,537)	(4,537)
BALANCE, June 30, 2021	12,918,542	129	—	—	236,800	(75,077)	161,852
Issuance of restricted shares	16,816	—			—		—
Offering cost adjustment					3		3
Share based compensation					66		66
Dividends declared(1)						(3,881)	(3,881)
Net income (loss)						860	860
BALANCE, September 30, 2021	12,935,358	$129	—	$—	$236,869	$(78,098)	$158,900
(1)For the three-month periods ended September 30, 2022 and 2021, dividends totaling $0.24 and $0.30, respectively, per common share outstanding, were declared. For the nine-month periods ended September 30, 2022 and 2021, dividends totaling $0.80 and $0.88, respectively, per common share outstanding, were declared.
(2)Net of underwriters' discounts and commissions and offering costs.
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine-Month Period Ended
	September 30, 2022	September 30, 2021
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$(41,878)	$(3,550)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	57,870	(5,358)
Change in net unrealized (gains) losses on securities	106,224	25,662
Net realized (gains) losses on financial derivatives	(48,186)	5,971
Change in net unrealized (gains) losses on financial derivatives	(60,151)	(7,285)
Amortization of premiums and accretion of discounts, net	2,267	5,671
Share based compensation	229	198
(Increase) decrease in assets:
Interest receivable	649	328
Other assets	(124)	(138)
Increase (decrease) in liabilities:
Accrued expenses	44	278
Interest payable	1,455	(72)
Management fees payable to affiliate	(193)	(28)
Net cash provided by (used in) operating activities	18,206	21,677
Cash flows provided by (used in) investing activities:
Purchases of securities	(1,899,709)	(951,525)
Proceeds from sale of securities	1,683,191	655,361
Principal repayments of mortgage-backed securities	156,299	249,851
Proceeds from investments sold short	310,132	546,464
Repurchase of investments sold short	(399,512)	(534,265)
Proceeds from disposition of financial derivatives	68,913	15,528
Purchase of financial derivatives	(24,992)	(21,975)
Payments made on reverse repurchase agreements	(7,892,802)	(5,512,622)
Proceeds from reverse repurchase agreements	7,988,533	5,502,647
Due from brokers, net	7,429	476
Due to brokers, net	42,750	(798)
Net cash provided by (used in) investing activities	40,232	(50,858)

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine-Month Period Ended
	September 30, 2022	September 30, 2021
Cash flows provided by (used in) financing activities:
Net proceeds from the issuance of common shares(1)	$1,251	$7,360
Offering costs paid	(84)	(380)
Repurchase of common shares	(262)	—
Dividends paid	(10,755)	(10,788)
Borrowings under repurchase agreements	3,627,907	2,250,708
Repayments of repurchase agreements	(3,754,696)	(2,203,756)
Due from brokers, net	34,571	(11,028)
Due to brokers, net	10	68
Cash provided by (used in) financing activities	(102,058)	32,184
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43,620)	3,003
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,028	58,166
CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,408	$61,169
Supplemental disclosure of cash flow information:
Interest paid	$5,888	$2,066
Dividends payable	1,060	3,881
(1)Net of underwriters' discount and commissions.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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

3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at September 30, 2022 and December 31, 2021, respectively. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or government-sponsored enterprise, or "GSE." The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.
By RMBS Type
September 30, 2022:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Agency RMBS:
15-year fixed-rate mortgages	$78,506	$296	$78,802	$52	$(6,389)	$72,465	2.81%	2.52%	4.22
20-year fixed-rate mortgages	10,979	721	11,700	—	(2,088)	9,612	2.84%	1.76%	6.86
30-year fixed-rate mortgages	879,451	12,482	891,933	—	(91,772)	800,161	3.53%	3.16%	8.60
Adjustable rate mortgages	8,808	771	9,579	—	(831)	8,748	3.26%	2.35%	4.48
Reverse mortgages	18,044	2,014	20,058	—	(1,673)	18,385	3.74%	2.56%	4.65
Interest only securities	n/a	n/a	9,928	581	(1,113)	9,396	3.99%	7.39%	6.86
Total Agency RMBS	995,788	16,284	1,022,000	633	(103,866)	918,767	3.49%	3.12%	8.10
Non-Agency RMBS:
Principal and interest securities	10,595	(3,193)	7,402	789	(471)	7,720	4.10%	6.17%	8.59
Interest only securities	n/a	n/a	6,428	1,753	—	8,181	0.24%	17.57%	9.57
Total Non-Agency RMBS	10,595	(3,193)	13,830	2,542	(471)	15,901	0.30%	11.47%	9.09
Total RMBS	$1,006,383	$13,091	$1,035,830	$3,175	$(104,337)	$934,668	2.20%	3.23%	8.11
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
By Estimated Weighted Average Life
As of September 30, 2022

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$11,307	$12,106	3.65%	$772	$862	4.35%	$242	$256	6.00%
Greater than three years and less than seven years	212,436	231,651	3.71%	2,241	2,249	4.34%	475	345	4.73%
Greater than seven years and less than eleven years	680,920	763,247	3.38%	6,383	6,817	3.77%	14,525	13,229	0.29%
Greater than eleven years	4,708	5,068	4.12%	—	—	—%	659	—	3.40%
Total	$909,371	$1,012,072	3.46%	$9,396	$9,928	3.99%	$15,901	$13,830	0.30%
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
The following tables reflect the components of interest income on the Company's RMBS for the three- and nine-month periods ended September 30, 2022 and 2021:

	Three-Month Period Ended September 30, 2022			Three-Month Period Ended September 30, 2021
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$8,541	$7	$8,548	$9,724	$(4,475)	$5,249
Non-Agency RMBS	488	(81)	407	34	140	174
Total	$9,029	$(74)	$8,955	$9,758	$(4,335)	$5,423

	Nine-Month Period Ended September 30, 2022			Nine-Month Period Ended September 30, 2021
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$26,754	$(3,572)	$23,182	$30,172	$(8,957)	$21,215
Non-Agency RMBS	1,392	(270)	1,122	150	419	569
Total	$28,146	$(3,842)	$24,304	$30,322	$(8,538)	$21,784
For the three-month periods ended September 30, 2022 and 2021, the Catch-up Premium Amortization Adjustment was $1.4 million and $(1.2) million, respectively. For the nine-month periods ended September 30, 2022 and 2021, the Catch-up Premium Amortization Adjustment was $2.5 million and $1.5 million, respectively.
At September 30, 2022, the Company had gross unrealized losses on RMBS of $(104.3) million, of which $(0.5) million relates primarily to adverse changes in estimated future cash flows on Agency IOs. At December 31, 2021, the Company had gross unrealized losses on RMBS of $(12.4) million, of which $(2.2) million relates to adverse changes in estimated future cash flows on Agency IOs and non-Agency RMBS, primarily resulting from an increase in expected prepayments.
The Company determined for certain securities that a portion of such securities' cost basis is not collectible; for the three- and nine-month periods ended September 30, 2022, the Company recognized realized losses on such securities of $(1.0) million and $(1.5) million, respectively. For the three- and nine-month periods ended September 30, 2021, the Company recognized realized losses on such securities of $(0.3) million and $(0.6) million, respectively. Such realized losses are reflected in Net realized gains (losses) on securities, on the Consolidated Statement of Operations.

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
September 30, 2022:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$72,465	$—	$72,465
20-year fixed-rate mortgages	—	9,612	—	9,612
30-year fixed-rate mortgages	—	800,161	—	800,161
Adjustable rate mortgages	—	8,748	—	8,748
Reverse mortgages	—	18,385	—	18,385
Interest only securities	—	6,108	3,288	9,396
Non-Agency RMBS	—	5,066	10,835	15,901
Mortgage-backed securities, at fair value	—	920,545	14,123	934,668
Other investments, at fair value:
U.S. Treasury securities	—	8,291	—	8,291
Preferred equity securities	207	—	—	207
Total other investments, at fair value	207	8,291	—	8,498
Financial derivatives–assets, at fair value:
TBAs	—	4,760	—	4,760
Interest rate swaps	—	67,007	—	67,007
Futures	86	—	—	86
Total financial derivatives–assets, at fair value	86	71,767	—	71,853
Total mortgage-backed securities, other investments, and financial derivatives–assets, at fair value	$293	$1,000,603	$14,123	$1,015,019
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(21,577)	$—	$(21,577)
Financial derivatives–liabilities, at fair value:
TBAs	—	(504)	—	(504)
Interest rate swaps	—	(3,581)	—	(3,581)
Futures	(355)	—	—	(355)
Total financial derivatives–liabilities, at fair value	(355)	(4,085)	—	(4,440)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(355)	$(25,662)	$—	$(26,017)

December 31, 2021:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$130,710	$—	$130,710
20-year fixed-rate mortgages	—	36,347	—	36,347
30-year fixed-rate mortgages	—	1,072,904	—	1,072,904
Adjustable rate mortgages	—	11,960	—	11,960
Reverse mortgages	—	37,297	—	37,297
Interest only securities	—	4,635	5,654	10,289
Non-Agency RMBS	—	4,595	7,259	11,854
Mortgage-backed securities, at fair value	—	1,298,448	12,913	1,311,361
Other investments, at fair value:
Preferred equity securities	309	—	—	309
Total other investments, at fair value	309	—	—	309
Financial derivatives–assets, at fair value:
TBAs	—	908	—	908
Interest rate swaps	—	5,454	—	5,454
Futures	276	—	—	276
Total financial derivatives–assets, at fair value	276	6,362	—	6,638
Total mortgage-backed securities and financial derivatives–assets, at fair value	$585	$1,304,810	$12,913	$1,318,308
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(117,195)	$—	$(117,195)
Financial derivatives–liabilities, at fair value:
TBAs	—	(350)	—	(350)
Interest rate swaps	—	(608)	—	(608)
Futures	(145)	—	—	(145)
Total financial derivatives–liabilities, at fair value	(145)	(958)	—	(1,103)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(145)	$(118,153)	$—	$(118,298)

The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value.
Three-Month Period Ended September 30, 2022:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of June 30, 2022	$16,174	$2,695
Purchases	—	332
Proceeds from sales	—	—
Principal repayments	(28)	—
(Amortization)/accretion, net	—	(717)
Net realized gains (losses)	(81)	(81)
Change in net unrealized gains (losses)	(165)	683
Transfers:
Transfers into level 3	—	609
Transfers out of level 3	(5,065)	(233)
Ending balance as of September 30, 2022	$10,835	$3,288
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at September 30, 2022, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended September 30, 2022. For Level 3 financial instruments held by the Company as of September 30, 2022, change in net unrealized gains (losses) of $8 thousand and $0.7 million, for the three-month period ended September 30, 2022 relate to non-Agency RMBS and Agency RMBS, respectively.
At September 30, 2022, the Company transferred $5.3 million of RMBS from Level 3 to Level 2 and $0.6 million of RMBS from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of September 30, 2021, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended September 30, 2021. For Level 3 financial instruments held by the Company as of September 30, 2021, change in net unrealized gains (losses) of $(0.1) million and $0.4 million, for the three-month period ended September 30, 2021 relate to non-Agency RMBS and Agency RMBS, respectively.
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
Nine-Month Period Ended September 30, 2022:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2021	$7,259	$5,654
Purchases	7,849	506
Proceeds from sales	(6,502)	—
Principal repayments	(103)	—
(Amortization)/accretion, net	(72)	(1,079)
Net realized gains (losses)	23	(1,006)
Change in net unrealized gains (losses)	312	1,519
Transfers:
Transfers into level 3	4,511	601
Transfers out of level 3	(2,442)	(2,907)
Ending balance as of September 30, 2022	$10,835	$3,288
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at September 30, 2022, as well as Level 3 financial instruments disposed of by the Company during the nine-month period ended September 30, 2022. For Level 3 financial instruments held by the Company as of September 30, 2022, change in net unrealized gains (losses) of $1.2 million and $1.1 million, for the nine-month period ended September 30, 2022 relate to non-Agency RMBS and Agency RMBS, respectively.
At September 30, 2022, the Company transferred $5.3 million of RMBS from Level 3 to Level 2 and $5.1 million of RMBS from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of September 30, 2021, as well as Level 3 financial instruments disposed of by the Company during the nine-month period ended September 30, 2021. For Level 3 financial instruments held by the Company as of September 30, 2021, change in net unrealized gains (losses) of $(0.2) million and $0.4 million, for the nine-month period ended September 30, 2021 relate to non-Agency RMBS and Agency RMBS, respectively.
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

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of September 30, 2022 and December 31, 2021:
September 30, 2022:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$10,835	Discounted Cash Flows	Yield	5.0%	22.5%	11.1%
			Projected Collateral Prepayments	26.0%	58.4%	49.2%
			Projected Collateral Losses	0.0%	8.6%	1.9%
			Projected Collateral Recoveries	1.5%	15.3%	4.1%
Agency RMBS–Interest Only Securities	—	Market quotes	Non-Binding Third-Party Valuation	$—	$—	$—
	3,288	Option Adjusted Spread ("OAS")	LIBOR OAS (2)(3)	90	5,059	1,018
	3,288		Projected Collateral Prepayments	11.2%	100.0%	49.6%
(1)Averages are weighted based on the fair value of the related instrument.
(2)Shown in basis points.
(3)For the range minimum, the range maximum, and the weighted average of LIBOR OAS, excludes Agency interest only securities with a negative LIBOR OAS, with a total fair value of $5 thousand. Including these securities, the weighted average was 1,012 basis points.
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
The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$25,408	$25,408	$69,028	$69,028
Due from brokers	48,595	48,595	88,662	88,662
Reverse repurchase agreements	21,774	21,774	117,505	117,505
Liabilities:
Repurchase agreements	938,046	938,046	1,064,835	1,064,835
Due to brokers	44,115	44,115	1,959	1,959
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

The following table details the fair value of the Company's holdings of financial derivatives as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$—	$158
TBA securities sale contracts	4,760	750
Fixed payer interest rate swaps	66,769	5,165
Fixed receiver interest rate swaps	239	289
Futures	85	276
Total financial derivatives–assets, at fair value	71,853	6,638
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(417)	(182)
TBA securities sale contracts	(87)	(168)
Fixed payer interest rate swaps	(239)	(465)
Fixed receiver interest rate swaps	(3,342)	(143)
Futures	(355)	(145)
Total financial derivatives–liabilities, at fair value	(4,440)	(1,103)
Total, net	$67,413	$5,535
Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of September 30, 2022 and December 31, 2021:
September 30, 2022:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$5,000	$46	0.05%	3.08%	0.05
2023	13,200	(239)	1.87	2.78	0.56
2024	76,575	2,167	2.23	2.97	1.58
2025	59,505	5,032	0.82	3.16	2.56
2027	26,795	1,238	2.74	2.98	4.85
2028	56,338	6,632	1.64	3.18	5.85
2029	49,735	4,298	2.17	2.98	6.51
2030	97,200	7,151	2.50	2.98	7.67
2031	124,124	16,390	1.94	3.00	8.73
2032	117,174	15,061	1.91	2.98	9.44
2037	35,000	2,554	2.85	2.98	14.82
2040	500	168	0.90	3.08	18.07
2041	11,227	3,232	1.59	2.80	18.85
2049	3,633	977	1.89	2.78	27.08
2050	792	359	0.90	2.43	27.79
2052	10,000	1,463	2.28	2.98	29.56
Total	$686,798	$66,529	2.00%	3.01%	7.51

December 31, 2021:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$5,000	$12	0.05%	0.08%	0.08
2023	129,095	419	0.43	0.16	1.43
2024	14,700	193	0.30	0.16	2.13
2025	53,101	1,037	0.57	0.18	3.32
2027	472	(6)	1.61	0.18	5.91
2028	116,894	1,920	1.14	0.17	6.55
2031	61,024	891	1.34	0.17	9.54
2040	500	45	0.90	0.08	18.82
2041	11,227	196	1.59	0.14	19.60
2049	3,633	(155)	1.89	0.12	27.83
2050	792	148	0.90	0.12	28.54
Total	$396,438	$4,700	0.84%	0.17%	5.30
The following tables provide information about the Company's fixed receiver interest rate swaps as of September 30, 2022 and December 31, 2021.
September 30, 2022:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$5,000	$(43)	2.98%	0.06%	0.05
2023	13,200	239	2.78	1.87	0.56
2032	50,250	(3,127)	2.98	2.79	9.81
2040	500	(172)	2.98	0.84	18.07
Total	$68,950	$(3,103)	2.94%	2.40%	7.39
December 31, 2021:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$5,000	$(10)	0.05%	0.06%	0.80
2023	13,200	283	0.12	1.87	1.31
2026	11,500	(77)	0.16	1.14	4.78
2040	500	(50)	0.08	0.84	18.82
Total	$30,200	$146	0.13%	1.27%	2.84

Futures
The following tables provide information about the Company's futures as of September 30, 2022 and December 31, 2021.
September 30, 2022:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Assets:
Short Contracts:
U.S. Treasury Futures	$(5,400)	$86	3.03
Liabilities:
Long Contracts:
U.S. Treasury Futures	3,300	(355)	2.70
Total, net	$(2,100)	$(269)	2.91
December 31, 2021:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Assets:
Short Contracts:
U.S. Treasury Futures	$(100,500)	$276	3.00
Liabilities:
Long Contracts:
U.S. Treasury Futures	3,300	(29)	2.70
Short Contracts:
U.S. Treasury Futures	(153,500)	(116)	2.70
Total, net	$(250,700)	$131	2.82
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

As of September 30, 2022 and December 31, 2021, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	September 30, 2022				December 31, 2021
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$—	$—	$—	$—	$85,766	$88,324	$88,482	$158
Liabilities	20,679	20,358	19,941	(417)	130,641	132,419	132,237	(182)
	20,679	20,358	19,941	(417)	216,407	220,743	220,719	(24)
Sale contracts:
Assets	(194,780)	(178,811)	(174,051)	4,760	(255,987)	(270,334)	(269,584)	750
Liabilities	(8,468)	(7,090)	(7,177)	(87)	(156,645)	(164,510)	(164,678)	(168)
	(203,248)	(185,901)	(181,228)	4,673	(412,632)	(434,844)	(434,262)	582
Total TBA securities, net	$(182,569)	$(165,543)	$(161,287)	$4,256	$(196,225)	$(214,101)	$(213,543)	$558
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
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the nine-month period ended September 30, 2022 and year ended December 31, 2021:

Derivative Type	Nine-Month Period Ended September 30, 2022	Year Ended December 31, 2021
	(In thousands)
Interest rate swaps	$633,698	$422,905
TBAs	360,063	720,268
Futures	134,830	232,792
Gains and losses on the Company's financial derivatives for the three- and nine-month periods ended September 30, 2022 and 2021 are summarized in the tables below:

	Three-Month Period Ended September 30, 2022
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$364	$(250)	$114	$19	$30,276	$30,295
TBAs		2,280	2,280		5,758	5,758
Futures		(39)	(39)		(228)	(228)
Total	$364	$1,991	$2,355	$19	$35,806	$35,825

	Three-Month Period Ended September 30, 2021
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(791)	$(2,108)	$(2,899)	$123	$3,730	$3,853
TBAs		1,995	1,995		(3,342)	(3,342)
Futures		(2,138)	(2,138)		2,780	2,780
Total	$(791)	$(2,251)	$(3,042)	$123	$3,168	$3,291

	Nine-Month Period Ended September 30, 2022
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(485)	$8,278	$7,793	$(352)	$57,205	$56,853
TBAs		19,083	19,083		3,698	3,698
Futures		21,310	21,310		(400)	(400)
Total	$(485)	$48,671	$48,186	$(352)	$60,503	$60,151

	Nine-Month Period Ended September 30, 2021
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(1,432)	$(3,391)	$(4,823)	$(173)	$7,163	$6,990
TBAs		(454)	(454)		(2,742)	(2,742)
Futures		(694)	(694)		3,037	3,037
Total	$(1,432)	$(4,539)	$(5,971)	$(173)	$7,458	$7,285
From time to time, the Company uses short positions in U.S. Treasury positions as a component of its interest rate hedging portfolio. As of September 30, 2022, the Company held short positions in U.S. Treasury securities, with a principal amount of $23.4 million and a fair value of $21.6 million. As of December 31, 2021, the Company held short positions in U.S. Treasury securities, with a principal amount of $118.8 million and a fair value of $117.2 million.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of both September 30, 2022 and December 31, 2021, the Company had outstanding borrowings under repurchase agreements with 15 counterparties.
The following table details the Company's outstanding borrowings under repurchase agreements as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 days or less	$374,966	2.52%	15	$162,089	0.18%	13
31-60 days	177,929	2.12	45	235,321	0.21	43
61-90 days	59,480	2.38	75	114,931	0.18	72
91-120 days	82,086	2.29	105	104,361	0.17	106
121-150 days	158,331	2.53	135	148,855	0.16	133
151-180 days	65,332	3.54	165	56,337	0.15	163
181-364 days	—	—	—	242,941	0.19	238
Total Agency RMBS	918,124	2.48	64	1,064,835	0.18	111
Non-Agency RMBS:
61-90 days	11,551	4.05	68	—	—	—
Total Non-Agency RMBS	11,551	4.05	68	—	—	—
U.S. Treasury Securities
30 days or less	8,371	3.01	3	—	—	—
Total U.S. Treasury Securities	8,371	3.01	3	—	—	—
Total	$938,046	2.51%	64	$1,064,835	0.18%	111
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of September 30, 2022 and December 31, 2021, the fair value of RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $0.9 billion and $1.0 billion, respectively. Collateral transferred under outstanding borrowings under repurchase agreements as of September 30, 2022 includes RMBS in the amount of $71.1 million that were sold prior to period end but for which such sale had not yet settled. In addition as of September 30, 2022 and December 31, 2021, the Company was posting to repurchase agreement counterparties net cash collateral of $43.1 million and $77.7 million, respectively, as a result of margin calls with various repurchase agreement counterparties.

Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. There was no counterparty for which the amount at risk was greater than 10% of shareholders' equity as of either September 30, 2022 or December 31, 2021.
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
The following tables present information about certain assets and liabilities representing financial instruments as of September 30, 2022 and December 31, 2021. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
September 30, 2022:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$71,853	$(4,133)	$—	$(42,644)	$25,076
Reverse repurchase agreements	21,774	(21,774)	—	—	—
Liabilities:
Financial derivatives–liabilities	(4,440)	4,133	—	239	(68)
Repurchase agreements	(938,046)	21,774	873,167	43,105	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase and reverse repurchase agreements and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of September 30, 2022 were $942.5 million. As of September 30, 2022 total cash collateral (received) pledged on financial derivative assets and financial derivative liabilities excludes $2.1 million and $(0.4) million, respectively, of net excess cash collateral.
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
8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of September 30, 2022 and 2021, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three- and nine-month periods ended September 30, 2022 and 2021:

	Three-Month Period Ended		Nine-Month Period Ended
(In thousands except for share amounts)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Numerator:
Net income (loss)	$(13,671)	$860	$(41,878)	$(3,550)
Denominator:
Basic and diluted weighted average shares outstanding	13,146,727	12,921,649	13,121,214	12,567,849
Basic and diluted earnings per share	$(1.04)	$0.07	$(3.19)	$(0.28)
9. Related Party Transactions
Management Agreement
The Company is party to the Management Agreement, which has a current term that expires on September 24, 2023, and has been, and is expected to be, renewed automatically each year thereafter for an additional one-year period, subject to certain termination rights. The Company is externally managed and advised by the Manager. Pursuant to the terms of the Management Agreement, the Manager provides the Company with its management team, including its officers, and appropriate support personnel. The Company does not have any employees. The Manager is responsible for the day-to-day operations of the Company.
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For the three-month periods ended September 30, 2022 and 2021, the total management fee incurred was $0.4 million and $0.6 million, respectively. For the nine-month periods ended September 30, 2022 and 2021, the total management fee incurred was $1.3 million and $1.8 million, respectively.
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
During the nine-month periods ended September 30, 2022 and 2021, the Company reimbursed the Manager $1.8 million and $2.1 million, respectively, for previously incurred operating and compensation expenses. As of September 30, 2022 and December 31, 2021, the outstanding payable to the Manager for operating and compensation expenses was $0.3 million and $0.4 million, respectively, and is included in Accrued expenses on the Consolidated Balance Sheet.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of September 30, 2022 and December 31, 2021, there were 13,245,298 and 13,109,926 common shares outstanding, respectively. No preferred shares have been issued.
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
Detailed below is a roll forward of the Company's common shares outstanding for the three- and nine-month periods ended September 30, 2022 and 2021:

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Common Shares Outstanding (6/30/2022, 6/30/2021, 12/31/2021, and 12/31/2020, respectively)	13,079,394	12,918,542	13,109,926	12,343,542
Share Activity:
Common shares repurchased	(9,489)	—	(40,021)	—
Common shares issued	148,349	—	148,349	575,000
Restricted common shares issued	27,044	16,816	27,044	16,816
Common Shares Outstanding (9/30/2022, 9/30/2021, 9/30/2022, and 9/30/2021, respectively)	13,245,298	12,935,358	13,245,298	12,935,358
Unvested restricted shares outstanding (9/30/2022, 9/30/2021, 9/30/2022, and 9/30/2021, respectively)	42,795	29,390	42,795	29,390

The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at September 30, 2022:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	27,044	September 13, 2022	September 12, 2023
Partially dedicated employees:
	4,452	December 17, 2020	December 17, 2022
	5,650	December 16, 2021	December 16, 2022
	5,649	December 16, 2021	December 16, 2023
(1)Date at which such restricted shares will vest and become non-forfeitable.
As of September 30, 2022 and December 31, 2021, there were 246,238 and 268,831 shares available for future issuance under the Company's 2013 Equity Incentive Plan, respectively.
On June 13, 2018, the Company's Board of Trustees approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. During the three-month period ended September 30, 2022, the Company repurchased 9,489 of its common shares at an aggregate cost of $0.1 million, and an average price per share of $6.53. During the nine-month period ended September 30, 2022, the Company repurchased 40,021 of its common shares at an aggregate cost of $0.3 million, and an average price per share of $6.56. From inception of the current share repurchase program adopted on June 13, 2018 through September 30, 2022, the Company repurchased 474,192 of its common shares at an aggregate cost of $4.4 million, and an average price per share of $9.21.
On April 2, 2021, the Company commenced an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which it was authorized to offer and sell up to $75.0 million of common shares from time to time. During the three- and nine-month periods ended September 30, 2022, the Company issued 148,349 common shares under the ATM program which provided $1.2 million of net proceeds after $0.1 million of agent commissions and offering costs. From commencement of the ATM program through September 30, 2022, the Company issued 311,618 common shares under the ATM program.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of September 30, 2022 and December 31, 2021 and management is not aware of any significant contingencies at September 30, 2022.

12. Subsequent Events
On October 6, 2022, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on November 25, 2022 to shareholders of record as of October 31, 2022.
On November 7, 2022, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on December 27, 2022 to shareholders of record as of November 30, 2022.

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
We use leverage in both our Agency and non-Agency RMBS strategies, although we expect leverage in our non-Agency strategy to be significantly lower. We have financed our RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of September 30, 2022, we had outstanding borrowings under repurchase agreements in the amount of $938.0 million with 15 counterparties.
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
As of September 30, 2022, our book value per share was $7.78 as compared to $9.07 and $11.76 as of June 30, 2022 and December 31, 2021, respectively.
Trends and Recent Market Developments
Market Overview
•The U.S. Federal Reserve, or the “Federal Reserve,” continued the rapid tightening of its monetary policy in the third quarter of 2022.
At its July meeting, citing continued elevated inflation, the Federal Reserve raised the target range for the federal funds rate by 0.75%, to 2.25%–2.50%. In minutes from the meeting, some members indicated that “once the policy rate had reached a sufficiently restrictive level, it likely would be appropriate to maintain that level for some time" to continue to combat inflation. Additionally, the Federal Reserve announced that it would continue to reduce the size of its balance sheet by only reinvesting principal payments that exceed monthly caps of $30.0 billion for Treasury securities and $17.5 billion for agency MBS, a plan that it had initiated the prior month.
At its September meeting, the Federal Reserve raised the target range for the federal funds rate by an additional 0.75%, to 3.00%–3.25%, further noting that it “anticipates that ongoing increases in the target range will be appropriate." In an effort to accelerate the pace of its balance sheet runoff, the Federal Reserve increased the monthly caps on the amount of principal payments that would not be subject to reinvestment, to $60 billion for Treasury securities and $35 billion for Agency MBS. Similarly, other central banks globally continued to tighten their monetary policies during the third quarter.
After three consecutive hikes of 0.75%, the benchmark federal funds target range reached its highest level since 2008 despite starting the year at just 0.00%–0.25%.
•Interest rates continued their sharp rise in the third quarter, particularly short-term interest rates, which caused various segments of the yield curve to invert. For the quarter, the 10-year U.S. Treasury yield rose by 81 basis points to 3.82%, while the 2-year U.S. Treasury yield increased by 129 basis points to 4.25%. Meanwhile, after subsiding somewhat during the first half of the quarter, interest rate volatility surged during the second half of August and September, with the MOVE Index at the end of September reaching its highest level since the COVID-related market volatility of March 2020.
•After declining in July and early August, mortgage rates rose rapidly during the second half of the third quarter, in sympathy with long-term interest rates. Over the course of the quarter, the Freddie Mac survey 30-year mortgage rate increased a full percentage point to 6.70%, reaching its highest level since July 2007. As a result, the Mortgage Bankers Association's Refinance Index continued its rapid decline, falling an additional 36% between July 1st and September 30th, and reaching its lowest level since 2000. Fannie Mae 30-year MBS prepayment rates continued to drop as well, declining from 9.3 CPR in June to 6.8 CPR in September, its lowest level since March 2019.
The sharp rise in mortgage rates during the quarter continued to stress housing affordability and put downward pressure on home prices. While rising modestly in July and August, the National Association of Realtors Housing Affordability Index was still down 26.6% year to date through August. Meanwhile, after increasing by 10.7% in the first half of 2022, the S&P CoreLogic Case-Shiller US National Home Price NSA Index reversed course in the third quarter, declining by 1.5% between June 30th and August 31st.
•LIBOR and SOFR rates also rose sharply during the third quarter. One- and three-month LIBOR each reached their highest level since 2008, with one-month LIBOR increasing 136 basis points to 3.14%, and three-month LIBOR rising

147 basis points to 3.75%. In anticipation of additional interest rate increases by the Federal Reserve, the spread between one- and three-month LIBOR widened further, finishing the quarter at 61 basis points, compared to just 11 basis points at the start of the year. The Secured Overnight Financing Rate, or "SOFR," increased as well; one-month SOFR rose by 136 basis points to 3.04%, and three-month SOFR increased by 148 basis points to 3.59%. LIBOR and SOFR drive many of our financing costs.
•After contracting for the first two quarters of 2022, real GDP expanded in the third quarter at an annualized rate of 2.6%. Meanwhile, the unemployment rate declined modestly, finishing the quarter at 3.5%.
•The Consumer Price Index registered a year-over-year increase of 8.2% in September, 8.3% in August, and 8.5% in July, after recording a year-over-year increase of 9.1% in June, its highest such increase in more than 40 years.
•For the third quarter, the Bloomberg Barclays U.S. MBS Index generated a negative return of (4.88%), as interest rates continued to rise and yield spreads widened further, and a negative excess return (on a duration-adjusted basis) of (1.48%) relative to the Bloomberg Barclays U.S. Treasury Index. The Bloomberg Barclays U.S. Corporate Bond Index generated a negative return of (4.33%) and a negative excess return of (0.12%), while the Bloomberg Barclays U.S. Corporate High Yield Bond Index generated a negative return of (0.55%) but a positive excess return of 2.20%.
•U.S. equity markets rose during the first half of the quarter but reversed course during the second half, finishing lower overall. Quarter over quarter, the S&P 500 declined by 5.3%, the Dow Jones Industrial Average was down 6.7%, and the NASDAQ fell 4.1%. Similar to the MOVE index, the VIX volatility index also declined during the first half of the quarter before spiking in the second half. Meanwhile, London's FTSE 100 index decreased by 3.8%, and the MSCI World global equity index fell by 6.6% quarter over quarter.
Portfolio Overview and Outlook
As of September 30, 2022, our mortgage-backed securities portfolio consisted of $882.2 million of fixed-rate Agency "specified pools," $8.7 million of Agency RMBS backed by adjustable rate mortgages, or "Agency ARMs," $18.4 million of Agency reverse mortgage pools, $9.4 million of Agency interest-only securities, or "Agency IOs," $7.7 million of non-Agency RMBS, and $8.2 million of non-Agency interest-only securities, or "non-Agency IOs." Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and mortgages with various other characteristics.
Our Agency RMBS holdings decreased slightly to $909.4 million as of September 30, 2022, as compared to $922.0 million as of June 30, 2022. Over the same period, our holdings of interest-only securities and non-Agency RMBS also decreased modestly.
Our debt-to-equity ratio, adjusted for unsettled purchases and sales, increased to 9.1:1 as of September 30, 2022, as compared to 7.9:1 as of June 30, 2022. The increase was primarily due to lower shareholders’ equity quarter over quarter. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions. As of September 30, 2022, the vast majority of our borrowings were secured by specified pools.
As of September 30, 2022, we had cash and cash equivalents of $25.4 million, in addition to other unencumbered assets of $2.6 million. This compares to cash and cash equivalents of $37.5 million and other unencumbered assets of $3.4 million as of June 30, 2022.
After positive performance in July, Agency RMBS significantly underperformed U.S. Treasury securities and interest rate swaps in August and September, and for the third quarter overall, as persistently high inflation weakened market sentiment, drove volatility higher, and led the Federal Reserve to continue the rapid tightening of its monetary policy. The Federal Reserve increased its target range for the federal funds rate by 0.75% in both July and September, which left the benchmark rate at its highest level since 2008, and also accelerated the runoff of its balance sheet in September. Interest rates rose significantly during the quarter, particularly short-term interest rates, and actual and implied interest rate volatility surged, with the MOVE index in September reaching its highest level since the COVID-related market volatility of March 2020.
Agency RMBS durations extended in response to the higher interest rates, while the elevated volatility contributed to substantial yield spread widening during the quarter. As a result, we had significant losses on our Agency RMBS, which exceeded net gains on our interest rate hedges and net interest income.
In the current higher interest rate environment, the specified pool market has become less focused on prepayment protection, and more focused on extension protection. Many of our specified pools are considered to offer significant extension protection relative to their TBA counterparts. Thus despite surging mortgage rates, average pay-ups on our existing specified pool portfolio actually increased quarter over quarter, as the increase in the value of the extension protection provided by these specified pools more than offset the reduction in the value of its prepayment protection. On the other hand, our new purchases during the quarter consisted of pools with much lower pay-ups, and as a result, overall pay-ups on our specified pools decreased modestly to 1.02% as of September 30, 2022, as compared to 1.09% as of June 30, 2022.
Our non-Agency RMBS portfolio generated positive results during the quarter, as net interest income exceeded net mark-to-market losses. We expect to increase our allocation to non-Agency RMBS beginning in the fourth quarter, given current market opportunities.
Our net mortgage assets-to-equity ratio—which we define as the net aggregate market value of our mortgage-backed securities (including the underlying market values of our long and short TBA positions) divided by total shareholders' equity—increased during the quarter. The increase was due to lower shareholders' equity, partially offset by a larger net short TBA position, and overall lower fair value of mortgage-backed securities. From time to time, in response to market opportunities and other factors, we increase or decrease our net mortgage assets-to-equity ratio by varying the sizes of our net short TBA position and/or our long RMBS portfolio. The following table summarizes our net mortgage assets-to-equity ratio and provides additional details, for the last five quarters, to illustrate this fluctuation.

	Notional Amount of Long TBAs	Notional Amount of Short TBAs	Fair Value of Mortgage-backed Securities	Net Short TBA Underlying Market Value(1)	Net Mortgage Assets-to-Equity Ratio
($ In thousands)
September 30, 2022	$20,679	$(203,248)	$934,668	$(161,287)	7.5:1
June 30, 2022	53,043	(211,157)	947,647	(144,047)	6.8:1
March 31, 2022	65,263	(234,872)	1,094,183	(171,002)	6.9:1
December 31, 2021	216,407	(412,632)	1,311,361	(213,543)	7.1:1
September 30, 2021	237,697	(410,932)	1,218,306	(195,178)	6.4:1
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
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended September 30, 2022, June 30, 2022, March 31, 2022, December, 31, 2021, and September 30, 2021.

		Three-Month Period Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Three-Month Constant Prepayment Rates	9.8%	13.9%	17.0%	20.7%	21.9%
(1)Excludes recent purchases of fixed rate Agency specified pools with no prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of September 30, 2022 and June 30, 2022.

		September 30, 2022			June 30, 2022
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	1.50-1.99	$3,710	$3,197	24	$3,827	$3,506	21
	2.00–2.49	26,593	23,542	18	47,319	44,460	16
	2.50–2.99	5,268	4,826	37	9,262	8,952	64
	3.00–3.49	16,565	15,501	47	17,210	16,930	45
	3.50–3.99	13,725	13,092	74	14,518	14,556	71
	4.00–4.49	12,467	12,127	50	11,716	11,898	52
	4.50–4.99	178	180	152	212	211	149
Total 15-year fixed-rate mortgages		78,506	72,465	41	104,064	100,513	37
20-year fixed-rate mortgages:
	2.00–2.49	4,805	3,961	27	26,767	23,914	22
	2.50–2.99	1,902	1,626	26	1,959	1,808	23
	3.00–3.49	1,377	1,230	31	1,736	1,655	28
	4.00–4.49	1,516	1,441	26	1,531	1,552	23
	4.50–4.99	583	564	48	631	643	45
	5.00–5.49	796	790	49	806	837	46
Total 20-year fixed-rate mortgages		10,979	9,612	30	33,430	30,409	24
30-year fixed-rate mortgages:
	2.00–2.49	59,033	48,087	19	87,972	76,863	15
	2.50–2.99	106,472	90,240	23	152,982	138,761	17
	3.00–3.49	198,290	173,649	18	161,018	151,246	18
	3.50–3.99	144,663	133,079	74	143,006	140,502	70
	4.00–4.49	192,701	181,143	48	133,573	134,294	65
	4.50–4.99	106,524	103,106	53	88,354	90,674	64
	5.00–5.49	61,384	60,379	31	22,979	23,997	81
	5.50–5.99	8,904	8,951	36	3,943	4,199	77
	6.00–6.49	1,480	1,527	48	1,641	1,768	45
Total 30-year fixed-rate mortgages		879,451	800,161	40	795,468	762,304	42
Total fixed-rate Agency RMBS		$968,936	$882,238	40	$932,962	$893,226	41
For the three-month period ended September 30, 2022, we had total net realized and unrealized losses on our Agency securities of $(55.9) million, or $(4.25) per share. Our Agency portfolio turnover was approximately 19% for the quarter ended September 30, 2022, and we recognized net realized losses of $(28.2) million.
During the three-month period ended September 30, 2022, we continued to hedge interest rate risk through the use of interest rate swaps, and short positions in TBAs, U.S. Treasury securities, and futures. We had total net realized and unrealized gains of $41.2 million, or $3.14 per share, on our interest rate hedging portfolio, as interest rates increased significantly. These gains were partially offset by net realized and unrealized losses of $(2.8) million, or $(0.22) per share, on our long TBAs held for investment.

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
After giving effect to dividends declared during the three-month period ended September 30, 2022 of $0.24 per share, our book value per share decreased to $7.78 as of September 30, 2022, from $9.07 as of June 30, 2022, and we had a negative economic return of (11.6%) for the quarter ended September 30, 2022. Economic return for a period is computed by adding back dividends declared during the period to ending book value per share, and comparing that amount to book value per share as of the beginning of the period.
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
Financing
For the three-month period ended September 30, 2022, our average repo borrowing cost increased to 1.79%, as compared to 0.68% for the three-month period ended June 30, 2022. This increase in average repo borrowing cost was the result of significant increases in short-term interest rates during the three-month period ended September 30, 2022. As of September 30, 2022 and June 30, 2022, the weighted average borrowing rate on our repurchase agreements was 2.51% and 1.03%, respectively.
While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as banks, are active in providing repo financing. Most of our outstanding repo financing is still provided by banks and bank affiliates; however, we have also entered into repo agreements with non-bank dealers.
Our debt-to-equity ratio was 9.1:1 as of September 30, 2022, as compared to 8.0:1 as of June 30, 2022. Adjusted for unsettled purchases and sales, our debt-to equity ratio was also 9.1:1 as of September 30, 2022, as compared to 7.9:1 as of June 30, 2022. The increase was primarily due to lower shareholders’ equity. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
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
The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment, or "Catch-up Premium Amortization Adjustment," is made to interest income to reflect the cumulative impact of the changes in effective yields. For the three-month periods ended September 30, 2022 and 2021, we recognized a Catch-up Premium Amortization Adjustment of $1.4 million and $(1.2) million, respectively. For the nine-month periods ended September 30, 2022 and 2021, we recognized a Catch-up Premium Amortization Adjustment of $2.5 million and $1.5 million, respectively. The Catch-up Premium Amortization Adjustment is reflected as an increase (decrease) to interest income on the Consolidated Statement of Operations.
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
Financial Condition
Investment portfolio
The following tables summarize our securities portfolio as of September 30, 2022 and December 31, 2021:

	September 30, 2022					December 31, 2021
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed-rate mortgages	$78,506	$72,465	$92.31	$78,802	$100.38	$125,033	$130,710	$104.54	$130,099	$104.05
20-year fixed-rate mortgages	10,979	9,612	87.55	11,700	106.57	35,732	36,347	101.72	37,211	104.14
30-year fixed-rate mortgages	879,451	800,161	90.98	891,933	101.42	1,027,843	1,072,904	104.38	1,066,347	103.75
ARMs	8,808	8,748	99.32	9,579	108.75	11,491	11,960	104.08	12,034	104.73
Reverse mortgages	18,044	18,385	101.89	20,058	111.16	35,313	37,297	105.62	37,652	106.62
Total Agency RMBS	995,788	909,371	91.32	1,012,072	101.64	1,235,412	1,289,218	104.36	1,283,343	103.88
Non-Agency RMBS(2)	10,595	7,720	72.86	7,402	69.86	10,672	9,056	84.86	7,234	67.78
Total RMBS(2)	1,006,383	917,091	91.13	1,019,474	101.30	1,246,084	1,298,274	104.19	1,290,577	103.57
Agency IOs	n/a	9,396	n/a	9,928	n/a	n/a	10,289	n/a	12,983	n/a
Non-Agency IOs	n/a	8,181	n/a	6,428	n/a	n/a	2,798	n/a	2,684	n/a
Total mortgage-backed securities		$934,668		$1,035,830			$1,311,361		$1,306,244
U.S. Treasury securities	8,700	8,291	95.30	8,686	99.84	—	—	—	—	—
U.S. Treasury securities sold short	(23,420)	(21,577)	92.13	(22,572)	96.38	(118,750)	(117,195)	98.69	(117,322)	98.80
Reverse repurchase agreements	21,774	21,774	100.00	21,774	100.00	117,505	117,505	100.00	117,505	100.00
Total		$943,156		$1,043,718			$1,311,671		$1,306,427
(1)Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.
(2)Excludes IOs.
The majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency collateralized mortgage obligations, or "CMOs." As of both September 30, 2022 and December 31, 2021, investments in non-Agency RMBS constituted a relatively small portion of our total investments.
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

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$—	$158
TBA securities sale contracts	4,760	750
Fixed payer interest rate swaps	66,769	5,165
Fixed receiver interest rate swaps	239	289
Futures	85	276
Total financial derivatives–assets, at fair value	71,853	6,638
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(417)	(182)
TBA securities sale contracts	(87)	(168)
Fixed payer interest rate swaps	(239)	(465)
Fixed receiver interest rate swaps	(3,342)	(143)
Futures	(355)	(145)
Total financial derivatives–liabilities, at fair value	(4,440)	(1,103)
Total	$67,413	$5,535
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
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of September 30, 2022 and December 31, 2021. We had no other borrowings outstanding.

	September 30, 2022			December 31, 2021
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$383,337	2.53%	15	$162,089	0.18%	13
31-60 days	177,929	2.12	45	235,321	0.21	43
61-90 days	71,031	2.65	73	114,931	0.18	72
91-120 days	82,086	2.29	105	104,361	0.17	106
121-150 days	158,331	2.53	135	148,855	0.16	133
151-180 days	65,332	3.54	165	56,337	0.15	163
181-364 days	—	—	—	242,941	0.19	238
Total	$938,046	2.51%	64	$1,064,835	0.18%	111
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of September 30, 2022 and December 31, 2021, our total debt-to-equity ratio was 9.1:1 and 6.9:1, respectively. Collateral transferred with respect to our outstanding repo borrowings, including net cash collateral posted, as of September 30, 2022 and December 31, 2021 had an aggregate fair value of $1.0 billion and $1.1 billion. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets conditions, and the timing of security purchase and sale transactions.
Shareholders' Equity
As of September 30, 2022, our shareholders' equity decreased to $103.0 million from $154.2 million as of December 31, 2021. This decrease principally consisted of a net loss of $(41.9) million and dividends declared of $10.5 million, partially offset by net proceeds from the issuance of common shares of $1.2 million. As of September 30, 2022, our book value per share was $7.78, as compared to $11.76 as of December 31, 2021.

Results of Operations for the Three- and Nine-Month Periods Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three- and nine-month periods ended September 30, 2022 and 2021:

	Three-Month Period Ended		Nine-Month Period Ended
(In thousands except for per share amounts)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest Income (Expense)
Interest income	$9,457	$5,463	$25,079	$21,873
Interest expense	(4,268)	(552)	(7,343)	(1,994)
Net interest income	5,189	4,911	17,736	19,879
Expenses
Management fees to affiliate	388	598	1,335	1,821
Other operating expenses	842	844	2,522	2,618
Total expenses	1,230	1,442	3,857	4,439
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	(55,810)	(2,858)	(164,094)	(20,304)
Net realized and change in net unrealized gains (losses) on financial derivatives	38,180	249	108,337	1,314
Total Other Income (Loss)	(17,630)	(2,609)	(55,757)	(18,990)
Net Income (Loss)	$(13,671)	$860	$(41,878)	$(3,550)
Net Income (Loss) Per Common Share	$(1.04)	$0.07	$(3.19)	$(0.28)
Adjusted Distributable Earnings
Beginning with the financial results for the quarter ended June 30, 2022, the supplemental non-GAAP financial measure that we previously referred to as "Core Earnings," we now refer to as "Adjusted Distributable Earnings." We calculate Adjusted Distributable Earnings (formerly referred to as Core Earnings) as net income (loss), excluding realized and change in net unrealized gains and (losses) on securities and financial derivatives, and excluding other income or loss items that are of a non-recurring nature. Adjusted Distributable Earnings also excludes the effect of the Catch-up Premium Amortization Adjustment on interest income. The Catch-up Premium Amortization Adjustment is a quarterly adjustment to premium amortization triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). The adjustment is calculated as of the beginning of each quarter based on our then-current assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter. Adjusted Distributable Earnings includes net realized and change in net unrealized gains (losses) associated with periodic settlements on interest rate swaps.
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
The following table reconciles, for the three- and nine-month periods ended September 30, 2022 and 2021, Adjusted Distributable Earnings to the line on the Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable GAAP measure:

	Three-Month Period Ended		Nine-Month Period Ended
(In thousands except for share amounts)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net Income (Loss)	$(13,671)	$860	$(41,878)	$(3,550)
Adjustments:
Net realized (gains) losses on securities	28,236	(1,425)	57,870	(5,358)
Change in net unrealized (gains) losses on securities	27,574	4,283	106,224	25,662
Net realized (gains) losses on financial derivatives	(2,355)	3,042	(48,186)	5,971
Change in net unrealized (gains) losses on financial derivatives	(35,825)	(3,291)	(60,151)	(7,285)
Net realized gains (losses) on periodic settlements of interest rate swaps	364	(791)	(485)	(1,432)
Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	19	123	(352)	(173)
Non-recurring expenses	—	—	—	58
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	(1,381)	1,213	(2,486)	(1,495)
Subtotal	16,632	3,154	52,434	15,948
Adjusted Distributable Earnings	$2,961	$4,014	$10,556	$12,398
Weighted Average Shares Outstanding	13,146,727	12,921,649	13,121,214	12,567,849
Adjusted Distributable Earnings Per Share	$0.23	$0.31	$0.80	$0.99
Results of Operations for the Three-Month Periods Ended September 30, 2022 and 2021
Net Income (Loss)
Net income (loss) for the three-month period ended September 30, 2022 was $(13.7) million, as compared to $0.9 million for the three-month period ended September 30, 2021. The period-over-period decline in our results of operations was primarily due to an increase in total other loss.
Interest Income
Our portfolio as of both September 30, 2022 and 2021 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $9.0 million and $5.4 million in interest income on these securities for the three-month periods ended September 30, 2022 and 2021, respectively. The period-over-period increase in interest income primarily resulted from higher asset yields on both our Agency and non-Agency RMBS, in addition to higher average holdings on our non-Agency RMBS portfolio, partially offset by lower average holdings on our Agency RMBS portfolio. The Catch-up Premium Amortization Adjustment causes variability in our interest income and portfolio yields. For the three-month period ended September 30, 2022, we had a positive Catch-up Premium Amortization Adjustment of approximately $1.4 million, which increased interest income. For the three-month period ended September 30, 2021, we had a negative Catch-up Premium Amortization Adjustment of approximately $(1.2) million, which decreased interest income. Excluding the Catch-up Premium Amortization Adjustments, the weighted average yield of our overall portfolio was 2.95% and 2.30% for the three-month periods ended September 30, 2022 and 2021, respectively.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended September 30, 2022 and 2021:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended September 30, 2022	$8,548	$1,014,834	3.37%	$407	$13,902	11.72%	$8,955	$1,028,736	3.48%
Three-month period ended September 30, 2021	$5,249	$1,145,912	1.83%	$174	$7,352	9.48%	$5,423	$1,153,264	1.88%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the three-month periods ended September 30, 2022 and 2021, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the three-month period ended September 30, 2022 was $4.3 million, which primarily consisted of $4.2 million of interest expense on our repo borrowings, and $0.2 million of interest expense related to our short positions in U.S. Treasury securities. Our total interest expense for the three-month period ended September 30, 2021 was $0.6 million, which primarily consisted of $0.5 million of interest expense on our repo borrowing. The period-over-period increase in our total interest expense resulted mainly from higher rates on our repo borrowings stemming from the significant increase in short-term interest rates.

The following table shows information related to our average cost of funds(1) on repurchase agreements for the three-month periods ended September 30, 2022 and 2021:

	Three-Month Period Ended September 30, 2022			Three-Month Period Ended September 30, 2021
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average Borrowed Funds	Interest Expense	Average Cost of Funds
(In thousands)
Agency RMBS	$906,844	$4,029	1.76%	$1,107,492	$488	0.17%
Non-Agency RMBS	11,701	102	3.47%	—	—	—
U.S. Treasury Securities	10,397	58	2.23%	7,328	2	0.09%
Total	$928,942	$4,189	1.79%	$1,114,820	$490	0.17%
(1)This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.
Among other instruments, we use interest rate swaps and short U.S. Treasury securities to hedge against the risk of rising interest rates. The following table shows information related to the components of our average cost of funds including the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps and interest expense on short U.S. Treasury securities for the three-month periods ended September 30, 2022 and 2021:

	Repurchase Agreements			Interest Rate Swaps(1)		Short U.S. Treasury Securities(1)(2)		Total(1)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Adjustment to Average Cost of Funds	Interest expense	Adjustment to Average Cost of Funds	Interest and net periodic expense paid or payable	Adjusted Average Cost of Funds
(In thousands)
Three-month period ended September 30, 2022	$928,942	$4,189	1.79%	$(488)	(0.21)%	$199	0.09%	$3,900	1.67%
Three-month period ended September 30, 2021	$1,114,820	$490	0.17%	$653	0.23%	$44	0.02%	$1,187	0.42%
(1)As an alternative cost of funds measure, we add to our repo borrowing cost the net periodic amounts paid or payable by us on our interest rate swaps and the interest expense we incur on our short positions in U.S. Treasury securities, and express the total as a percentage of our average outstanding repurchase agreement borrowings.
(2)Includes interest expense on reverse repurchase agreements with negative interest rates, which can occur when we borrow certain bonds that we have sold short.
For the three-month period ended September 30, 2022, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 2.95%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.67%, resulting in a net interest margin of 1.28%. By comparison, for the three-month period ended September 30, 2021, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 2.30%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 0.42%, resulting in a net interest margin of 1.88%.
Management Fees
For the three-month periods ended September 30, 2022 and 2021, our management fee expense was approximately $0.4 million and $0.6 million, respectively. Management fees are calculated based on our shareholders' equity at the end of each quarter. The decrease in management fee expense period over period was due to a smaller capital base as of September 30, 2022.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. For each of the three-month periods ended September 30, 2022 and 2021, our other operating expenses were approximately $0.8 million.

Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the three-month period ended September 30, 2022, Other income (loss) was $(17.6) million, consisting primarily of net realized and unrealized losses of $(55.8) million on our securities, which were partially offset by net realized and unrealized gains of $38.2 million on our financial derivatives. Net realized and unrealized losses of $(55.8) million on our securities consists primarily of losses on our Agency RMBS, which were caused by significantly lower asset prices quarter over quarter, driven by rising interest rates and widening yield spreads. The net realized and unrealized gains on our financial derivatives of $38.2 million consisted of net realized and unrealized gains of $30.7 million on our interest rate swaps and $8.0 million on our short positions in TBAs, which were partially offset by net realized and unrealized losses of $(0.5) million on our U.S. Treasury futures. The net gains on our financial derivatives were primarily the result of the significant increase in interest rates, and in the case of short positions in TBAs, also of widening yields spreads.
For the three-month period ended September 30, 2021, Other income (loss) was $(2.6) million, consisting primarily of net realized and unrealized losses of $(2.9) million on securities partially offset by net realized and unrealized gains of $0.2 million on our financial derivatives. Net realized and unrealized losses of $(2.9) million on securities primarily consisted of approximately $(2.5) million on our Agency RMBS and approximately $(0.3) million on our non-Agency RMBS and U.S. Treasury securities. Net realized and unrealized gains of $0.2 million on our financial derivatives primarily consisted of net realized and change in net unrealized gains of $1.6 million on our interest rate swaps and futures partially offset by net realized and change in net unrealized losses of $(1.3) million on our net TBA position. During the quarter, incrementally higher mortgage rates led to reduced expectations for prepayment rates and boosted higher-coupon RMBS, while lower-coupon RMBS underperformed. We had net realized and unrealized losses on our specified pools, which were concentrated on our lower-coupon holdings. With the increase in interest rates toward quarter end, our interest rate swaps and U.S. Treasury futures generated net gains; these were roughly offset by net losses on our short TBA investments, which were concentrated in higher coupon holdings, and U.S. Treasury securities.
Results of Operations for the Nine-Month Periods Ended September 30, 2022 and 2021
Net Income (Loss)
Net income (loss) for the nine-month period ended September 30, 2022 was $(41.9) million, as compared to $(3.6) million for the nine-month period ended September 30, 2021. The period-over-period decline in our results of operations was primarily due to an increase in total other loss and a decrease in net interest income.
Interest Income
Our portfolio as of both September 30, 2022 and 2021 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $24.3 million and $21.8 million in interest income on these securities for the nine-month periods ended September 30, 2022 and 2021, respectively. The period-over-period increase in interest income was primarily the result of higher asset yields on both our Agency and non-Agency RMBS, in addition to higher average holdings in our non-Agency RMBS portfolio, partially offset by lower average holdings in our Agency portfolio. The Catch-up Premium Amortization Adjustment causes variability in our interest income and portfolio yields. For the nine-month periods ended September 30, 2022 and 2021, we had a positive Catch-up Premium Amortization Adjustment of approximately $2.5 million and $1.5 million, respectively, which increased interest income. Excluding the Catch-up Premium Amortization Adjustments, the weighted average yield of our overall portfolio was 2.62% and 2.38% for the nine-month periods ended September 30, 2022 and 2021, respectively.
The following table details our interest income, average holdings of yield-bearing assets (on a settle date basis), and weighted average yield based on amortized cost for the nine-month periods ended September 30, 2022 and 2021:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Nine-month period ended September 30, 2022	$23,183	$1,095,226	2.82%	$1,121	$13,757	10.87%	$24,304	$1,108,983	2.92%
Nine-month period ended September 30, 2021	$21,215	$1,126,829	2.51%	$569	$8,756	8.66%	$21,784	$1,135,585	2.56%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.

Interest Expense
For the nine-month periods ended September 30, 2022 and 2021, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the nine-month period ended September 30, 2022 was $7.3 million, which primarily consisted of $6.8 million of interest expense on our repo borrowings, and $0.6 million of interest expense related to our short positions in U.S. Treasury securities. Our total interest expense for the nine-month period ended September 30, 2021 was $2.0 million, consisting primarily of $1.6 million of interest expense on our repo borrowings, and $0.3 million of interest expense related primarily to our short positions in U.S. Treasury securities. The period-over-period increase in our total interest expense resulted mainly from higher rates on our repo borrowings stemming from an increase in short-term interest rates.
The following table shows information related to our average cost of funds(1) on repurchase agreements for the nine-month periods ended September 30, 2022 and 2021:

	Nine-Month Period Ended September 30, 2022			Nine-Month Period Ended September 30, 2021
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average Borrowed Funds	Interest Expense	Average Cost of Funds
(In thousands)
Agency RMBS	$1,024,793	$6,555	0.86%	$1,103,255	$1,643	0.20%
Non-Agency RMBS	8,937	171	2.55%	—	—	—
U.S. Treasury Securities	9,823	82	1.12%	4,449	2	0.06%
Total	$1,043,553	$6,808	0.87%	$1,107,704	$1,645	0.20%
(1)This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.
Among other instruments, we use interest rate swaps and short U.S. Treasury securities to hedge against the risk of rising interest rates. The following table shows information related to the components of our average cost of funds including the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps and interest expense on short U.S. Treasury securities for the nine-month periods ended September 30, 2022 and 2021:

	Repurchase Agreements			Interest Rate Swaps(1)		Short U.S. Treasury Securities(1)(2)		Total(1)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Adjustment to Average Cost of Funds	Interest expense	Adjustment to Average Cost of Funds	Interest and net periodic expense paid or payable	Adjusted Average Cost of Funds
(In thousands)
Nine-month period ended September 30, 2022	$1,043,553	$6,808	0.87%	$642	0.08%	$601	0.08%	$8,051	1.03%
Nine-month period ended September 30, 2021	$1,107,704	$1,645	0.20%	$1,576	0.19%	$323	0.04%	$3,544	0.43%
(1)As an alternative cost of funds measure, we add to our repo borrowing cost the net periodic amounts paid or payable by us on our interest rate swaps and the interest expense we incur on our short positions in U.S. Treasury securities, and express the total as a percentage of our average outstanding repurchase agreement borrowings.
(2)Includes interest expense on reverse repurchase agreements with negative interest rates, which can occur when we borrow certain bonds that we have sold short.
For the nine-month period ended September 30, 2022, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 2.62%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.03%, resulting in a net interest margin of 1.59%. By comparison, for the nine-month period ended September 30, 2021, the weighted average yield of our Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 2.38%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 0.43%, resulting in a net interest margin of 1.95%.

Management Fees
For the nine-month periods ended September 30, 2022 and 2021, our management fee expense was approximately $1.3 million and $1.8 million, respectively. Management fees are calculated based on our shareholders' equity at the end of each quarter. The decrease in management fee expense period over period was due to a smaller capital base at each quarter end in 2022, as compared to the respective quarter ends in 2021.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. For the nine-month periods ended September 30, 2022 and 2021, our other operating expenses were approximately $2.5 million and $2.6 million, respectively. The decrease in other operating expenses for the nine-month period ended September 30, 2022 was primarily due to a decrease in professional fees.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the nine-month period ended September 30, 2022, Other income (loss) was $(55.8) million, consisting of net realized and unrealized losses of $(164.1) million on our securities and net realized and unrealized gains of $108.3 million on our financial derivatives. Net realized and unrealized losses on our securities primarily consisted of net realized and unrealized losses of $(168.1) million on our Agency RMBS, partially offset by net realized and unrealized gains of $4.0 million on our short U.S. Treasury securities. The net realized and unrealized gains on our financial derivatives of $108.3 million consisted of net realized and unrealized gains of $64.9 million on our interest rate swaps, $20.6 million on our U.S. Treasury futures, and $22.8 million on our short positions in TBAs. The losses on our Agency RMBS were caused by significantly lower asset prices, driven by rising interest rates and widening yield spreads, while the net realized and unrealized gains on our financial derivatives and short U.S. Treasury securities were primarily the result of the significant increase in interest rates, and in the case of short positions in TBAs, also of widening yield spreads.
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
As of September 30, 2022 and December 31, 2021, we had $0.9 billion and $1.1 billion outstanding under our repurchase agreements, respectively. As of September 30, 2022, our outstanding repurchase agreements were with 15 counterparties.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of September 30, 2022 and December 31, 2021, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 5.4% and 5.2%, respectively.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
September 30, 2022	$938,046	$928,942	$940,321
June 30, 2022	950,339	1,070,229	1,087,826
March 31, 2022	1,211,163	1,133,738	1,211,163
December 31, 2021	1,064,835	1,068,384	1,088,712
September 30, 2021	1,062,197	1,114,820	1,140,182
June 30, 2021	1,135,497	1,166,954	1,196,779
March 31, 2021	1,106,724	1,040,521	1,106,724
December 31, 2020	1,015,245	1,033,128	1,050,840
September 30, 2020	1,061,640	1,030,402	1,096,065
June 30, 2020	909,821	941,242	920,712
March 31, 2020(1)	1,109,342	1,281,507	1,308,377
December 31, 2019	1,296,272	1,301,270	1,319,839
(1)For the quarter ended March 31, 2020 in response to significant volatility and heightened risks in the financial markets as a result of the spread of COVID-19, we significantly reduced our outstanding borrowings to lower leverage and increase our liquidity.
As of September 30, 2022, we had an aggregate amount at risk under our repurchase agreements with 15 counterparties of $47.5 million. As of December 31, 2021, we had an aggregate amount at risk under our repurchase agreements with 15 counterparties of $52.7 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. If the amounts outstanding under repurchase agreements with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk under our repurchase agreements as of September 30, 2022 and December 31, 2021 does not include $1.2 million and $2.6 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of September 30, 2022, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with three counterparties of approximately $23.4 million. As of December 31, 2021, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with two counterparties of approximately $11.3 million. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of September 30, 2022, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with 11 counterparties of approximately $5.3 million. As of December 31, 2021, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with four counterparties of approximately $4.1 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling contracts plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
As of September 30, 2022, we had cash and cash equivalents of $25.4 million.
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
Nine-Month Period Ended September 30, 2022:

Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
	(In thousands)
$0.08	$1,060	September 8, 2022	September 30, 2022	October 25, 2022
0.08	1,058	August 4, 2022	August 31, 2022	September 26, 2022
0.08	1,046	July 8, 2022	July 29, 2022	August 25, 2022
0.08	1,046	June 7, 2022	June 30, 2022	July 25, 2022
0.08	1,049	May 2, 2022	May 31, 2022	June 27, 2022
0.10	1,311	April 7, 2022	April 29, 2022	May 25, 2022
0.10	1,311	March 7, 2022	March 31, 2022	April 25, 2022
0.10	1,311	February 7, 2022	February 28, 2022	March 25, 2022
0.10	1,311	January 7, 2022	January 31, 2022	February 25, 2022
Nine-Month Period Ended September 30, 2021:

Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
	(In thousands)
$0.30	$3,881	September 14, 2021	September 30, 2021	October 25, 2021
0.30	3,876	June 9, 2021	June 30, 2021	July 26, 2021
0.28	3,456	March 3, 2021	March 31, 2021	April 26, 2021
On October 6, 2022, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on November 25, 2022 to shareholders of record as of October 31, 2022.
On November 7, 2022, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on December 27, 2022 to shareholders of record as of November 30, 2022.
For the nine-month period ended September 30, 2022, our operating activities provided net cash of $18.2 million and our investing activities provided net cash of $40.2 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) used net cash of $92.2 million. Thus our operating and investing activities, when combined with our net repo financing activities, used net cash of $33.8 million. We also received net proceeds from the issuance of common shares of $1.3 million. We used $10.8 million to pay dividends, and $0.3 million to repurchase common shares. As a result of these activities, there was a decrease in our cash holdings of $43.6 million, from $69.0 million as of December 31, 2021 to $25.4 million as of September 30, 2022.
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
On April 2, 2021, we commenced an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $75.0 million of common shares from time to time. During the three- and nine-month periods ended September 30, 2022, we issued 148,349 common shares under the ATM program which provided $1.2 million of net proceeds after $0.1 million of agent commissions and offering costs. From commencement of the ATM program through November 4, 2022, we issued 311,618 common shares under the ATM program, which provided $3.1 million of net proceeds after $0.1 million of agent commissions and offering costs. As of September 30, 2022, we had $71.8 million of common shares available to be issued remaining under the ATM program.
On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. During the nine-month period ended September 30, 2022, we repurchased 40,021 common shares at an aggregate cost of $0.3 million, and an average price per share of $6.56. Under the current repurchase program adopted on June 13, 2018, we have repurchased 474,192 common shares through November 4, 2022 at an average price per share of $9.21 and an aggregate cost of $4.4 million, and have authorization to repurchase an additional 725,808 common shares.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both September 30, 2022 and December 31, 2021, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of September 30, 2022, we had $0.9 billion of outstanding borrowings with 15 counterparties.

Off-Balance Sheet Arrangements
As of September 30, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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

In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of September 30, 2022, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, excluding TBAs	$25,101	24.37%	$49,591	48.14%	$(25,710)	(24.96)%	$(52,028)	(50.51)%
Long TBAs	352	0.34%	689	0.67%	(367)	(0.36)%	(750)	(0.73)%
Short TBAs	(5,095)	(4.95)%	(10,054)	(9.77)%	5,230	5.08%	10,596	10.29%
Non-Agency RMBS	(167)	(0.16)%	(457)	(0.44)%	43	0.04%	(39)	(0.04)%
U.S. Treasury Securities, Interest Rate Swaps, and Futures	(18,925)	(18.37)%	(38,724)	(37.59)%	18,050	17.53%	35,225	34.20%
Repurchase and Reverse Repurchase Agreements	(785)	(0.76)%	(1,536)	(1.49)%	794	0.77%	1,588	1.54%
Total	$481	0.47%	$(491)	(0.48)%	$(1,960)	(1.90)%	$(5,408)	(5.25)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our September 30, 2022 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Business—Special Note Regarding Forward-Looking Statements."
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2022 – July 31, 2022	—	$—	—	735,297
August 1, 2022 – August 31, 2022	—	—	—	735,297
September 1, 2022 – September 30, 2022	9,489	6.53	9,489	725,808
Total	9,489	$6.53	9,489	725,808
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

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	November 14, 2022	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	November 14, 2022	By:	/s/ CHRISTOPHER SMERNOFF
Christopher Smernoff Chief Financial Officer (Principal Financial and Accounting Officer)