Form 10-K
period 2022-12-31
Ellington Residential Mortgage REIT
filed 2023-03-10
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2022, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common shares held by non-affiliates was $95,014,740 based on the closing price as reported by the New York Stock Exchange on that date.
Number of the Registrant's common shares outstanding as of March 3, 2023: 13,781,492
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement with respect to its 2023 Annual Meeting of Shareholders to be filed not later than May 1, 2023 are incorporated by reference into Part III hereof as noted therein.

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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; our use of and dependence on leverage; future changes with respect to the Federal National Mortgage Association, or "Fannie Mae," and Federal Home Loan Mortgage Corporation, or "Freddie Mac," and related events, including the lack of certainty as to the future roles of these entities and the U.S. Government in the mortgage market and changes to legislation and regulations affecting these entities; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities we own and intend to acquire; changes in rates of default and/or recovery rates on our non-Agency assets; our ability to borrow to finance our assets and the available terms for such borrowings; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; our ability to maintain our qualification as a real estate investment trust, or "REIT"; and risks associated with investing in real estate assets, including changes in business conditions and the general economy such as changes to fiscal or monetary policy, heightened inflation, slower growth or recession, and currency fluctuations. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of this Annual Report on Form 10-K, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
We were formed through an initial strategic venture among affiliates of Ellington, an investment management firm and registered investment adviser with a 28-year history of investing in a broad spectrum of residential and commercial mortgage-backed securities, or "MBS," and related derivatives, and the Blackstone Funds. We have elected to be taxed as a real estate investment trust, or "REIT," for U.S. federal income tax purposes. We intend to maintain our exclusion from registration under the Investment Company Act.
Our Manager and Ellington
We are externally managed and advised by our Manager, an affiliate of Ellington, pursuant to a management agreement. Our Manager was formed solely to serve as our manager and does not have any other clients. In addition, our Manager does not have any employees of its own and instead relies on the employees of Ellington to perform its obligations to us.
The members of our management team are Michael Vranos, founder and Chief Executive Officer of Ellington, who serves as our Co-Chief Investment Officer and as a member of our Board of Trustees; Laurence Penn, Vice Chairman and Chief Operating Officer of Ellington, who serves as our President and Chief Executive Officer and as a member of our Board of Trustees; Mark Tecotzky, Vice Chairman—Co-Head of Credit Strategies of Ellington, who serves as our Co-Chief Investment Officer; Christopher Smernoff, who serves as our Chief Financial Officer; JR Herlihy, a Managing Director of Ellington, who serves as our Chief Operating Officer; Daniel Margolis, General Counsel of Ellington, who serves as our General Counsel; and Vincent Ambrico, who serves as our Controller. Each of these individuals is an officer of our Manager.
Our Manager is responsible for administering our business activities and day-to-day operations and, pursuant to a services agreement between our Manager and Ellington, relies on the resources of Ellington to support our operations. Ellington has well-established portfolio management resources for each of our targeted asset classes and an established infrastructure supporting those resources. Through our relationship with our Manager, we benefit from Ellington's highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community, financial and capital structuring skills, investment surveillance capabilities, and operational expertise. Ellington's analytic approach to the investment process involves collection of substantial amounts of data regarding historical performance of RMBS collateral and RMBS market transactions. Ellington analyzes this data to identify possible relationships and trends and develops financial models used to support our investment and risk management process. In addition, throughout Ellington's 28-year history of investing in RMBS and related derivatives, it has developed strong relationships with a wide range of dealers and other market participants that provide Ellington access to a broad range of trading opportunities and market information. As a result, Ellington provides us with access to a wide variety of asset acquisition and disposition opportunities and information that assist us in making asset management decisions across our targeted asset classes, which we believe provides us with a significant competitive advantage. We also benefit from Ellington's finance, accounting, operational, legal, compliance, and administrative functions.
As of December 31, 2022, Ellington had over 170 employees and had assets under management of approximately $9.0 billion, of which (i) approximately $6.5 billion consisted of our company, as well as Ellington Financial Inc., a Delaware corporation that elected to be taxed as a REIT (NYSE: EFC), and various hedge funds and other alternative investment vehicles that employ financial leverage, and (ii) approximately $2.5 billion consisted of accounts that do not employ financial leverage. The $9.0 billion and $6.5 billion in assets under management include approximately $1.0 billion in Ellington-managed CLOs. For these purposes, the Ellington-managed CLO figure represents the aggregate outstanding balance of CLO notes and market value of CLO equity, excluding any notes and equity held by other Ellington-managed funds and accounts.
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
Ellington's continued emphasis on and development of proprietary MBS, interest rate, prepayment, and credit models, as well as other proprietary research and analytics, underscores the importance it places on a disciplined and analytical approach to fixed income investing, especially in MBS. Our Manager uses Ellington's proprietary models to identify attractive assets, value these assets, monitor and forecast the performance of these assets, and (subject to maintaining our qualification as a REIT) opportunistically hedge our interest rate risk and yield spread risk, hedge our prepayment risk, and hedge our credit risk. We leverage these skills and resources for purposes of attaining our objectives.
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
Risk Management
Risk management is a cornerstone of Ellington's portfolio management process. Ellington's risk management infrastructure system includes "ELLiN," a proprietary portfolio management system used by all departments at Ellington, including trading, research, risk management, finance, operations, accounting, and compliance. We benefit from Ellington's comprehensive risk management infrastructure and ongoing assessment of both portfolio and operational risks. In addition, we utilize derivatives and other hedging instruments to opportunistically manage our interest rate and yield spread risk.
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
Our Financing Strategies and Use of Leverage
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. As of December 31, 2022, all of our debt financings consisted of repos. In a repo, we sell an asset to a counterparty at a discounted value, or the "Loan Amount," and simultaneously agree to repurchase the same asset from such counterparty at a future date at a price equal to the Loan Amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repos are accounted for as collateralized borrowings. During the term of a repo, we generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our repos are often used to purchase the asset subject to the transaction, our financing arrangements do not restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our repo arrangements are typically documented under the standard form master repurchase agreement of the Securities Industry and Financial Markets Association, with the ability for both parties to request margin (i.e., to demand that the other party post additional collateral or repay a portion of the funds advanced) should the value of the underlying assets and posted collateral change. As the value of our collateral fluctuates, we and our repo counterparties are required to post additional margin collateral to each other from time to time as part of the normal course of our business. Our repo financing counterparties generally have the right, to varying degrees, to determine the value of the underlying collateral for margining purposes, subject to the terms and conditions of our agreement with the counterparty, including in certain cases our right to dispute the counterparty's valuation determination. As of December 31, 2022, we had approximately $0.8 billion outstanding under repos with 16 counterparties, and given that we had approximately $112.4 million of shareholders' equity as of December 31, 2022, our debt-to-equity ratio was 7.5 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings.
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
Reimbursement of Expenses
We do not maintain an office or employ personnel. We rely on the facilities and resources of our Manager to conduct our operations. We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the management agreement. Our Manager is responsible for all costs incident to the performance of its duties under the management agreement, including compensation of Ellington's employees and other related expenses, other than our allocable portion of the costs incurred by our Manager for certain dedicated or partially dedicated employees, including a Chief Financial Officer, one or more controllers, an in-house legal counsel, an investor relations professional, and certain other personnel performing duties for us, based on the portion of their working time and efforts spent on our matters and subject to approval of the reimbursed amounts by the Compensation Committee of our Board of Trustees. In addition, other than as expressly described in the management agreement, we are not required to pay any portion of rent, telephone, utilities, office furniture, equipment, machinery, and other office, internal and overhead expenses of our Manager and its affiliates.
Term and Termination
The current term of the management agreement will expire in September 2023 and will be automatically renewed for a one-year term on such date and on each anniversary of such date thereafter unless terminated as described below.
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
Conflicts of Interest; Equitable Allocation of Opportunities
Ellington manages various other clients that have strategies that are similar to, or overlap with, our strategy, including Ellington Financial Inc. As of December 31, 2022, Ellington managed various funds, accounts, and other vehicles, comprising approximately $7.6 billion of assets under management (excluding our assets but including $2.5 billion of accounts that do not employ financial leverage), with strategies that are similar to, or that overlap with, our strategy. Ellington makes available to our Manager all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington's written investment allocation policy, subject to the exception that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington's other accounts in all such opportunities. Ellington's investment and risk management committee and its compliance committee (headed by its Chief Compliance Officer) are responsible for monitoring the administration of, and facilitating compliance with, Ellington's investment allocation procedures and policies.
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
Competition
In acquiring our assets, we compete with other mortgage REITs, specialty finance companies, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, and other entities. Many of our competitors are significantly larger than us, have greater access to capital and other resources, and may have other advantages over us. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the government. Additionally, many of our competitors are not subject to REIT tax compliance or required to maintain an exclusion from the Investment Company Act. Our competitors may include other investment vehicles managed by Ellington or its affiliates, including Ellington Financial Inc. In addition to existing companies, other companies may be organized for similar purposes in the future, including companies focused on purchasing mortgage assets. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the market price of our common shares. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common shares. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets, or pay higher prices, than we can.
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
The loss of our exclusion from registration pursuant to the Investment Company Act could require us to restructure our operations, sell certain of our assets, or abstain from the purchase of certain assets, which could have an adverse effect on our financial condition and results of operations. See "Risk Factors—Risks Related to Our Organization and Structure—Maintenance of our exclusion from registration as an investment company under the Investment Company Act imposes significant limitations on our operations. If we were required to register as an investment company under the Investment Company Act, we would be subject to the restrictions imposed by the Investment Company Act, which would require us to make material changes to our strategy.
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
•Interest rate caps on ARMs and hybrid ARMs, including those that back our RMBS, may reduce our net interest margin during periods of rising or high interest rates.
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
•Non-government guaranteed residential mortgage loans, including subprime, non-performing, and sub-performing residential mortgage loans, are subject to increased risks.
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
Risks Related to the COVID-19 Pandemic
•The global outbreak of the COVID-19 pandemic adversely affected, and this pandemic or future epidemics or pandemics could adversely affect in the future, our business, financial condition, liquidity, and results of operations.
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
Risks Related to Our Organization and Structure
•Maintenance of our exclusion from registration as an investment company under the Investment Company Act imposes significant limitations on our operations. If we were required to register as an investment company under the Investment Company Act, we would be subject to the restrictions imposed by the Investment Company Act, which would require us to make material changes to our strategy.
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
•Our failure to qualify as a REIT would subject us to U.S. federal, state and local income taxes, which could adversely affect the value of our common shares and would substantially reduce the cash available for distribution to our shareholders.
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
The payments we receive on our Agency RMBS depend upon a steady stream of payments on the underlying mortgages and such payments are guaranteed by Fannie Mae, Freddie Mac, or the Government National Mortgage Association, within the U.S. Department of Housing and Urban Development, or "Ginnie Mae." Fannie Mae and Freddie Mac are government-sponsored enterprises, or "GSEs," but their guarantees are not backed by the full faith and credit of the United States. Ginnie Mae, which guarantees MBS backed by federally insured or guaranteed loans primarily consisting of loans insured by the Federal Housing Administration, or "FHA," or guaranteed by the Department of Veterans Affairs, or "VA," is part of the U.S. Department of Housing and Urban Development and its guarantees are backed by the full faith and credit of the United States.
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
No definitive proposals or legislation have been released or enacted with respect to ending the conservatorship, unwinding the GSEs, or materially reducing the roles of the GSEs in the U.S. mortgage market, and it is not possible to predict the scope and nature of the actions that the U.S. Government will ultimately take with respect to these GSEs.
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
In response to the global financial crisis of 2008-2009 and again in response to the economic effects of the COVID-19 pandemic in 2020, the Federal Reserve announced and completed several rounds of quantitative easing, which are programs designed to expand the Federal Reserve's holdings of long-term securities by purchasing U.S. Treasury securities and/or Agency RMBS, in order to provide stability to the market. Also during 2020, the Federal Reserve reduced the target range for the federal funds rate to 0.00%–0.25% from 1.50%–1.75%. These actions put downward pressure on interest rates. Among other effects, low interest rates can increase prepayment rates (resulting from lower long-term interest rates, including mortgage rates), impact the shape of the yield curve, cause a narrowing of our net interest margin, and lower the yields that we are able to generate on our investments, all of which can adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
In November 2021, the Federal Reserve began to withdraw some of this quantitative easing support by commencing the tapering of its asset purchases of U.S. Treasury securities and Agency RMBS. In 2022, the Federal Reserve increased the pace of its balance sheet runoff, and also began a series of interest rate hikes in response to historically high inflation. As of February 1, 2023, the target range for the federal funds rate was 4.50%—4.75%. This quantitative tightening has caused, and could continue to cause, elevated market volatility, widening yield spreads, and an inversion of the U.S. Treasury yield curve. These and other actions by the Federal Reserve have adversely affected, and could continue to adversely affect, the economy as a whole, as well as our business, financial condition and results of operations, and our ability to pay dividends to our shareholders. See also "—Increases in interest rates could adversely affect the value of our assets and cause our interest expense to increase, and increase the risk of default on our assets, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to shareholders" for the impact of higher interest rates on our business.
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
Some of our assets are fixed rate securities or have a fixed rate component (such as RMBS backed by hybrid ARMs). This means that the interest we earn on these assets will not vary over time based upon changes in a short-term interest rate index. Although the interest we earn on our RMBS backed by ARMs generally will adjust for changing interest rates, such interest rate adjustments may not occur as quickly as the interest rate adjustments to any related borrowings, and such interest rate adjustments will generally be subject to interest rate caps, which potentially could cause such RMBS to acquire many of the characteristics of fixed rate securities during periods of rising or high interest rates. We generally fund our targeted assets with borrowings whose interest rates reset frequently, and as a result we generally have an interest rate mismatch between our assets and liabilities, which could cause our net interest margin (the spread between the average yield on our assets and our average borrowing costs) to compress, or even become negative. While our interest rate hedges are intended to mitigate a portion of this mismatch, the use of interest rate hedges also introduces the risk of other interest rate mismatches and exposures, as will the use of other financing techniques. Additionally, to the extent cash flows from RMBS we hold are reinvested in new RMBS, the spread between the yields of the new RMBS and available borrowing rates may also compress or become negative. If our net interest margin compresses or becomes negative, our business, cash flow, financial condition, results of operations, and ability to pay dividends to our shareholders could be materially affected. In fact, in 2022, which was a period of rising interest rates, we experienced compressed and in some cases negative net interest margin on many of our assets.
Fixed income assets, including many RMBS, typically decline in value if interest rates increase. If long-term rates were to increase significantly, not only would the market value of these assets be expected to decline, but these assets could lengthen in duration because borrowers would be less likely to prepay their mortgages.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Between March 2020 and March 2022, the U.S. Federal Reserve, or the "Federal Reserve," maintained the target range for the federal funds rate at 0.00%—0.25%. Beginning in March 2022, however, the Federal Reserve began a series of interest rate hikes in response to historically high inflation, and as of February 1, 2023, the target range for the federal funds rate was 4.50%—4.75%. Moreover, concerns over the United States' debt ceiling and budget-deficit have increased the possibility of downgrades by rating agencies to the U.S. government's credit rating, which could cause interest rates and borrowing costs to rise further. The future path of interest rates is highly uncertain.
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
Interest rate caps on ARMs and hybrid ARMs, including those that back our RMBS, may reduce our net interest margin during periods of rising or high interest rates.
ARMs and hybrid ARMs are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through the maturity of the loan. Our borrowings typically are not subject to similar restrictions. Accordingly, the ARMs and hybrid ARMs that we hold (or that back RMBS that we hold) expose us to interest rate mismatch risks. See "—

Interest rate mismatches between our assets and our borrowings may reduce our income during periods of changing interest rates, and increases in interest rates could adversely affect the value of our assets" below.
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
Our business is materially affected by conditions in the residential mortgage market, the residential real estate market, the financial markets, and the economy, including inflation, interest rates, energy costs, unemployment, geopolitical issues, concerns over the creditworthiness of governments worldwide and the stability of the global banking system. In particular, the residential mortgage market in the U.S. has experienced a variety of difficulties and challenging economic conditions in the past, including defaults, credit losses, and liquidity concerns. Certain commercial banks, investment banks, insurance companies, loan origination companies and mortgage-related investment vehicles incurred extensive losses from exposure to the residential mortgage market as a result of these difficulties and conditions. These factors have impacted, and may in the future impact, investor perception of the risks associated with RMBS, other real estate-related securities and various other asset classes in which we may invest. As a result, values for RMBS, other real estate-related securities and various other asset classes in which we may invest have experienced, and may in the future experience, significant volatility. Any deterioration of the mortgage market and investor perception of the risks associated with RMBS, residential mortgage loans, other real estate-related securities, and various other assets that we acquire could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Our assets include subordinated and lower-rated securities that generally have greater risks of loss than senior and higher-rated securities.
Certain mortgage-related securities that we acquire, including certain non-Agency MBS, CRTs, and CMBS, are deemed by rating agencies to have substantial vulnerability to default in payment of interest and/or principal. Other securities that we acquire have the lowest quality ratings or are unrated. Many securities that we acquire are subordinated in cash flow priority to other more "senior" securities of the same securitization. The exposure to defaults on the underlying mortgages is severely magnified in subordinated securities. Certain subordinated securities ("first loss securities") absorb all losses from default before any other class of securities is at risk. Such securities therefore are considered to be highly speculative investments. Also, the risk of declining real estate values, in particular, is amplified in subordinated MBS, CMBS and CRTs, as are the risks associated with possible changes in the market's perception of the entity issuing or guaranteeing them, or by changes in government regulations and tax policies. Accordingly, the subordinated and lower-rated (or unrated) securities in which we invest may experience significant price and performance volatility relative to more senior or higher-rated securities, and they are subject to greater risk of loss than more senior or higher-rated securities which, if realized, could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Less stringent underwriting guidelines and the resultant potential for delinquencies or defaults on certain mortgage loans could lead to losses on many of the non-Agency RMBS we hold, as well as other mortgage-related investments that we currently hold and/or may hold in the future.
Many of the non-Agency RMBS in which we invest are collateralized by Alt-A and subprime mortgage loans, which are mortgage loans that were originated using less stringent underwriting guidelines than those used in underwriting prime mortgage loans (mortgage loans that generally conform to Fannie Mae or Freddie Mac underwriting guidelines). These underwriting guidelines are more permissive as to borrower credit history or credit score, borrower debt-to-income ratio, loan-to-value ratio, and/or as to documentation (such as whether and to what extent borrower income was required to be disclosed or verified). In addition, even when specific underwriting guidelines are represented by loan originators as having been used in connection with the origination of mortgage loans, these guidelines are in many cases not followed as a result of aggressive lending practices, fraud (including borrower or appraisal fraud), or other factors. Mortgage loans that are underwritten pursuant to less stringent or looser underwriting guidelines, or that are poorly underwritten to their stated guidelines, have experienced, and should be expected to experience in the future, substantially higher rates of delinquencies, defaults, and foreclosures than those experienced by mortgage loans that are underwritten in a manner more consistent with Fannie Mae or Freddie Mac guidelines. Thus, because of the higher delinquency rates and losses associated with Alt-A and subprime mortgage loans, the performance of RMBS backed by Alt-A and subprime mortgage loans that we may acquire could be correspondingly adversely affected, which could adversely impact our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
The principal and interest payments on our non-Agency RMBS and any CRTs that we may purchase are not guaranteed by any entity, including any government entity or GSE, and therefore are subject to increased risks, including credit risk.
Our portfolio includes securities, such as non-Agency RMBS, which are not guaranteed by GSEs such as Fannie Mae and Freddie Mac or, in the case of Ginnie Mae, the U.S. Government. These securities are therefore subject to many of the risks of the respective underlying mortgage loans. A residential mortgage loan is typically secured by single-family residential property and is subject to risks of delinquency and foreclosure and risk of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, unemployment, acts of God, pandemics such as the COVID-19 pandemic, inflation, terrorism, social unrest, and civil disturbances, may impair borrowers' abilities to repay their mortgage loans. In periods following home price declines, "strategic defaults" (decisions by borrowers to default on their mortgage loans despite having the ability to pay) also may become more prevalent. In addition, recent increases in mortgage rates have reduced home affordability and have adversely impacted housing prices, which could lead to an increase in defaults on the mortgage loans underlying many of our investments.
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
The ICE Benchmark Administration, (the current administrator of LIBOR), or the "IBA," ceased publishing USD LIBOR on December 31, 2021 for the one week and two month USD LIBOR tenors; and intends to cease publishing the remaining USD LIBOR tenors on June 30, 2023; however, in November 2022, the U.K. Financial Conduct Authority, which regulates the

IBA, announced a public consultation regarding whether it should compel IBA to continue publishing "synthetic" USD LIBOR settings from June 2023 to the end of September 2024.
The Alternative Reference Rates Committee, or "ARRC," a group convened by the Federal Reserve Board and the Federal Reserve Bank of New York consisting of large U.S. financial institutions, regulators and other private and public-sector entities, has recommended the Secured Overnight Financing Rate, or "SOFR," as a more robust reference rate alternative to USD LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.
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
It is uncertain at this time if the remaining tenors of USD LIBOR will cease to exist prior to June 30, 2023, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates such as SOFR will gain market acceptance as a replacement for LIBOR. Although SOFR is ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. In addition, the planned discontinuation of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing, and the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. As a result, we cannot reasonably estimate the impact of the transition at this time. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, liability management and other aspects of our business.
Additionally, certain of our LIBOR-based contracts that may be in effect at the time of LIBOR discontinuation may not contain fallback language in the event LIBOR is unavailable or may not contain fallback language that contemplates the permanent discontinuation of LIBOR. Consequently, there is uncertainty as to how our LIBOR-based financial instruments may react to its discontinuation. While legislation passed by New York State in April 2021 was designed to address situations where there is no fallback language in a LIBOR-based contract, there is still uncertainty as to how the legislation will be applied for certain investments, and other investments will likely not be covered by the legislation. In addition, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, or LIBOR Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. Under the LIBOR Act, such contracts will automatically transition as a matter of law to a SOFR based replacement rate identified by the Federal Reserve Board. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Federal Reserve. In July 2022, the Federal Reserve issued a notice of proposed rulemaking implementing the LIBOR Act. As of December 31, 2022, no such regulations have been promulgated.
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
Non-government guaranteed residential mortgage loans, including subprime, non-performing, and sub-performing residential mortgage loans, are subject to increased risks.
We may acquire and manage residential mortgage loans. Non-government guaranteed residential mortgage loans, including subprime, non-performing, and sub-performing mortgage loans, are subject to increased risk of loss. Unlike Agency RMBS, residential mortgage loans generally are not guaranteed by the U.S. Government or any GSE, though in some cases they may benefit from private mortgage insurance. Additionally, by directly acquiring residential mortgage loans, we do not receive the structural credit enhancements that benefit senior tranches of RMBS. A residential mortgage loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower, and the priority and enforceability of the lien will significantly impact the value of such mortgage loan. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.
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
We own assets secured by real estate and may own real estate directly in the future, either through direct acquisitions or upon a default of mortgage loans. Real estate assets are subject to various risks, including:
•declines in the value of real estate, including due to declining property cash flows or rising capitalization rates;
•acts of God, including pandemics, such as the COVID-19 pandemic, earthquakes, floods, wildfires, hurricanes, mudslides, volcanic eruptions and other natural disasters, which may result in uninsured losses;
•acts of war, such as Russia's invasion of Ukraine, or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;
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
Computer malware, ransomware, viruses, and computer hacking and phishing attacks have become more prevalent in the financial services industry and may occur on Ellington's or certain third party service providers' systems in the future. We rely heavily on Ellington's financial, accounting and other data processing systems. Financial services institutions have reported breaches of their systems, some of which have been significant, and Ellington has experienced a data breach, which was not material to its or our operations. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that Ellington or certain third-party service providers have experienced an undetected breach, and it is likely that other financial institutions have experienced more breaches than have been detected and reported. There is no assurance that we, Ellington, or certain of the third parties that facilitate our and Ellington's business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of Ellington's networks or systems (or the networks or systems of certain third parties that facilitate our and Ellington's business activities) or any failure to maintain performance, reliability and security of Ellington's or certain third-party service providers' technical infrastructure, but such computer malware, ransomware, viruses, and computer hacking and phishing attacks may negatively affect our operations.
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
In addition, if there is a contraction in the overall availability of financing for our assets, including if the regulatory capital requirements imposed on our lenders change or our shareholders’ equity decreases to levels that make us a less attractive financing counterparty, our lenders may significantly increase the cost of the financing that they provide to us, increase the amounts of collateral they require as a condition to providing us with financing, or even cease providing us with financing. Our lenders also have revised, and may continue to revise, their eligibility requirements for the types of assets that they are willing to finance or the terms of such financing arrangements, including increased haircuts and requiring additional cash collateral, based on, among other factors, the regulatory environment and their management of actual and perceived risk, particularly with respect to assignee liability.
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
For example, our portfolio of mortgage-related assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of security, downturns or other significant events or developments relating generally to such region or type of security, such as natural disasters, may result in defaults on a number of our assets within a short time period, which may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
Risks Related to the COVID-19 Pandemic
The global outbreak of the COVID-19 pandemic adversely affected, and this pandemic or future epidemics or pandemics could adversely affect in the future, our business, financial condition, liquidity, and results of operations.
The COVID-19 pandemic negatively affected our business, and we believe that it (or a future epidemic or pandemic) could do so again in the future. This pandemic caused significant volatility and disruption in the financial markets both globally and in the United States. If COVID-19 continues to spread and/or mutate and efforts to contain COVID-19 are unsuccessful, or the United States experiences another highly infectious or contagious disease in the future, our business, financial condition, liquidity, and results of operations could be materially and adversely affected. The ultimate severity and duration of such effects would depend on future developments that are highly uncertain and difficult to predict. The continued spread and/or mutation of COVID-19, or an outbreak of another highly infectious or contagious disease in the future, could also negatively impact the availability of key personnel necessary to conduct our business.
Moreover, certain actions taken by U.S. or other governmental authorities to ameliorate the macroeconomic effects of the COVID-19 pandemic or an outbreak due to another highly infectious or contagious disease in the future, harmed, and could harm in the future, our business. Any significant decrease in economic activity or resulting decline in the markets in which we invest could also have an adverse effect on our investments in our targeted assets.
The COVID-19 pandemic and certain of the actions taken to reduce the spread of the disease, based on governmental mandates and recommendations, including restrictions on travel, restrictions on the ability of individuals to assemble in groups, and restrictions on the ability of certain businesses to operate, have resulted in lost business revenue, rapid and significant increases in unemployment, and changes in consumer behavior, all of which have materially and adversely affected the economy. As a result, there was a significant nationwide increase in loan delinquencies, forbearances, deferments, and modifications in the first half of 2020, which increased delinquencies and losses on our loans and otherwise adversely affected our results of operations in the first half of 2020. Future outbreaks involving other highly infectious or contagious diseases could have similar adverse effects.
We cannot predict the effect that government policies, laws, and plans adopted in response to the COVID-19 pandemic or other future outbreaks involving highly infectious or contagious diseases and resulting recessionary economic conditions will have on us.
Governments have adopted, and we expect will continue to adopt, policies, laws, and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial, and mortgage markets that it has caused. Governments may also adopt similar measures in response to future outbreaks involving highly infectious or contagious diseases. We cannot assure you that these programs will be effective, sufficient, or otherwise have a positive impact on our business. Furthermore, such programs could also have a material adverse effect on our business. As a result of financial difficulties due to the COVID-19 pandemic, borrowers have requested, and could continue to request, forbearance or other relief with respect to their mortgage payments. In addition, across the country, moratoriums have been put in place in certain states to stop evictions and foreclosures in an effort to lessen the financial burden created by the COVID-19 pandemic, and various states have proposed or enacted regulation requiring servicers to formulate policies to assist mortgagors in need as a result of the COVID-19 pandemic. While some of these programs have been lifted or discontinued, other forbearance programs, foreclosure moratoriums or other programs or mandates may be imposed or extended, including those that will impact mortgage related assets. Moratoriums on foreclosures may significantly impair a servicer’s abilities to pursue loss mitigation strategies in a timely and effective manner, which could have a material adverse effect on our business.
Measures intended to prevent the spread of COVID-19 have disrupted our ability to operate our business, and could again do so in the future.
In response to the outbreak of COVID-19 and the federal and state mandates implemented to control its spread, certain of Ellington's personnel, as well as the third-party service providers that provide services to us, are working remotely. Since the initial outbreak of COVID-19, certain of Ellington’s personnel and our service providers continue to work remotely. If these personnel are unable to work effectively, including because of illness, quarantines, office closures, ineffective remote work arrangements, or technology failures or limitations, our operations would be adversely impacted. Further, remote work arrangements may increase the risk of cybersecurity incidents and cyber-attacks on us or our third-party service providers, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business, and damage to our reputation.
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
Termination of our management agreement without cause, including termination for poor performance or non-renewal, is subject to several conditions which may make such a termination difficult and costly. The management agreement has a current term that expires on September 24, 2023, and will be automatically renewed for successive one-year terms thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. The management agreement provides that it may be terminated by us based on performance upon the affirmative vote of at least two-thirds of our Board of Trustees, or by a vote of the holders of at least a majority of our outstanding common shares, based either upon unsatisfactory performance by our Manager that is materially detrimental to us or upon a determination by our independent trustees that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent such a fee-based termination by accepting a mutually acceptable reduction of management fees. In the event we terminate the management agreement as discussed above or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to 5% of our shareholders' equity as of the month-end preceding the date of the notice of termination or non-renewal. These provisions will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.
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
One of the factors that investors may consider in deciding whether to buy or sell our common shares is our dividend rate (or expected future dividend rate) as a percentage of our common share price, relative to market interest rates. If market interest rates continue to increase or do not decline from their current levels, prospective investors may demand a higher dividend rate on our common shares or seek alternative investments paying higher dividends or interest. We cannot assure you that we will achieve results that will allow us to increase our dividend rate in response to market interest rate increases. As a result, interest rate fluctuations and capital market conditions can affect the market price of our common shares independent of the effects such conditions may have on our portfolio. For instance, if interest rates rise without an increase in our dividend rate, the market price of our common shares could decrease because potential investors may require a higher dividend yield on our common shares as market rates on interest-bearing instruments such as bonds rise. In addition, to the extent we have variable rate debt, such as our repo financing, rising interest rates would result in increased interest expense on this variable rate debt, thereby adversely affecting our cash flow and our ability to service our indebtedness and pay dividends to our shareholders.
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

Risks Related to Our Organization and Structure
Maintenance of our exclusion from registration as an investment company under the Investment Company Act imposes significant limitations on our operations. If we were required to register as an investment company under the Investment Company Act, we would be subject to the restrictions imposed by the Investment Company Act, which would require us to make material changes to our strategy.
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
To classify the assets held by our subsidiaries as qualifying real estate assets or real estate-related assets, we rely on no-action letters and other guidance published by the SEC staff regarding those kinds of assets, as well as upon our analyses (in consultation with outside counsel) of guidance published with respect to other types of assets. There can be no assurance that the laws and regulations governing the Investment Company Act status of companies similar to ours, or the guidance from the SEC staff regarding the treatment of assets as qualifying real estate assets or real estate-related assets, will not change in a manner that adversely affects our operations. In fact, in August 2011, the SEC published a concept release in which it asked for comments on this exclusion from registration. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon our exclusion from the definition of an investment company under the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could further inhibit our ability to pursue the strategies that we have chosen. Furthermore, although we monitor the assets of our subsidiaries regularly, there can be no assurance that our subsidiaries will be able to maintain their exclusion from registration. Any of the foregoing could require us to adjust our strategy, which could limit our ability to make certain investments or require us to sell assets in a manner, at a price or at a time that we otherwise would not have chosen. This could negatively affect the value of our common shares, the sustainability of our business model, and our ability to pay dividends to our shareholders. If we were required to register as an investment company under the Investment Company Act, we would be subject to the restrictions imposed by the Investment Company Act, which would require us to make material changes to our strategy that could have a materially adverse effect on our business, financial condition, and results of operations.
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
Our failure to maintain our qualification as a REIT would subject us to U.S. federal, state and local income taxes, which could adversely affect the value of our common shares and would substantially reduce the cash available for distribution to our shareholders.
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
If we fail to maintain our qualification as a REIT in any calendar year, and do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax (and any applicable state and local taxes) on our taxable income at regular corporate rates, and dividends paid to our shareholders would not be deductible by us in computing our taxable income (although such dividends received by certain non-corporate U.S. taxpayers generally would be subject to a preferential rate of taxation). Further, if we fail to maintain our qualification as a REIT, we might need to borrow money or sell assets in order to pay any resulting tax. Our payment of income tax would decrease the amount of our income available for distribution to our shareholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required under U.S. federal tax laws to distribute substantially all of our REIT taxable income to our shareholders. Unless our failure to maintain our qualification as a REIT was subject to relief under the U.S. federal tax laws, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.
Complying with REIT requirements may cause us to forego or liquidate otherwise attractive investments.
To maintain our qualification as a REIT, we must continually satisfy various tests regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our shares of beneficial interest. In order to meet these tests, we may be required to forego investments we might otherwise make. We may be required to pay dividends to shareholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our investment performance.
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
To maintain our qualification as a REIT, we must distribute to our shareholders each calendar year at least 90% of our REIT taxable income (including certain items of non-cash income), determined excluding any net capital gains and without regard to the deduction for dividends paid. Distributions of our taxable income must generally occur in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the year and if paid with or before the first regular dividend payment after such declaration. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:
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
Conversely, from time to time, we may generate taxable income less than our income for financial reporting purposes due to GAAP and tax accounting differences or, as mentioned above, the timing between the recognition of taxable income and the actual receipt of cash. In such circumstances we may make distributions according to our business plan that are within our wherewithal from an economic or cash management perspective, but that are labeled as return of capital for tax reporting purposes, as they are in excess of taxable income in that period. Utilizing net operating loss or net capital loss carryforwards may allow us to reduce our required distributions to shareholders or our income tax liability, which would allow us to retain future taxable income as capital. However, if we choose to nonetheless make distributions according to our business plan or if we do not generate sufficient taxable income of the appropriate tax character, such net operating loss or net capital loss carryforwards may not be fully utilized. To the extent that our net operating loss or net capital loss carryforwards expire unutilized, we may not fully realize the benefit of these tax attributes which could lead to higher annual distribution requirements or tax liabilities.
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
Even if we maintain our qualification as a REIT, we may face other tax liabilities that reduce our cash flows.
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
The failure of RMBS subject to a repurchase agreement to qualify as real estate assets would adversely affect our ability to maintain our qualification as a REIT.
We have entered into repurchase agreements under which we nominally sell certain of our RMBS to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that, for U.S. federal income tax purposes, these transactions will be treated as secured debt and we will be treated as the tax owner of the RMBS that are the subject of any such repurchase agreement, notwithstanding that such agreements may transfer record ownership of such assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we do not own the RMBS during the term of the repurchase agreement, in which case we could fail to maintain our qualification as a REIT.

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
In order for us to maintain our qualification as a REIT, no more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. "Individuals" for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. In order to help us maintain our qualification as a REIT, among other purposes, our declaration of trust generally prohibits any person from beneficially or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our shares.
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
Qualified dividend income payable to U.S. investors that are individuals, trusts, and estates is subject to the reduced maximum tax rate applicable to long-term capital gains. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. Rather, for taxable years beginning prior to January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including "qualified REIT dividends" (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations. To qualify for this deduction, the shareholder receiving such dividend must hold the dividend-paying REIT shares for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the shares become ex-dividend, and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. However, even if a domestic shareholder qualifies for this deduction, the effective rate for such REIT dividends still remains higher than the top marginal rate applicable to “qualified dividend income” received by U.S. individuals. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduction in the corporate tax rate under the Tax Cuts and Jobs Act could cause investors who are taxed at individual rates and regulated investment companies to perceive investments in the stocks of REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could adversely affect the value of the stock of REITs, including our common shares.

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
We have made an election under Section 475(f) of the Code to mark our securities to market effective as of January 1, 2021. There are limited authorities under Section 475(f) of the Code as to what constitutes a trader for U.S. federal income tax purposes, and how such an election would be applied in the context of a REIT. Under other sections of the Code, the status of a trader in securities depends on all of the facts and circumstances, including the nature of the income derived from the taxpayer's activities, the frequency, extent and regularity of the taxpayer's securities transactions, and the taxpayer's investment intent. There can be no assurance that we will continue to qualify as a trader in securities eligible to make a mark-to-market election. We have not received, nor are we seeking, an opinion from counsel or a ruling from the IRS regarding our qualification as a trader. If the qualification for, or our application of, such election were successfully challenged by the IRS, in whole or in part, it could, depending on the circumstances, result in retroactive (or prospective) changes in the amount or timing of gross income we recognize, and potentially jeopardize our REIT qualification. Furthermore, the law is unclear as to the treatment of mark-to-market gains and losses under the various REIT tax rules, including, among others, the prohibited transaction and qualified liability hedging rules. While there is limited analogous authority, we treat any mark-to-market gains as qualifying income for purposes of the 75% gross income test to the extent that the gain is recognized with respect to a qualifying real estate asset, based on an opinion of Hunton Andrews Kurth LLP substantially to the effect that any such gains recognized with respect to assets that would produce qualifying income for purposes of the 75% and/or 95% gross income test, as applicable, if they were actually sold should be treated as qualifying income to the same extent for purposes of the 75% and/or 95% gross income test, as applicable, and any such gains should not be subject to the prohibited transaction tax. If the IRS were to successfully treat our mark-to-market gains as subject to the prohibited transaction tax or to successfully challenge the treatment or timing of recognition of our mark-to-market gains or losses with respect to our qualified liability hedges, we could owe material federal income or penalty tax or, in some circumstances, even fail to maintain our qualification as a REIT. Finally, mark-to-market gains and losses could cause volatility in the amount of our taxable income. For instance, the mark-to-market election could generate losses in one taxable year that we are unable to use to offset taxable income, followed by mark-to-market gains in a subsequent taxable year that force us to make additional distributions to our shareholders. Hence, the mark-to-market gains and losses could cause us to distribute more dividends to our shareholders in a particular period than would otherwise be desirable from a business perspective.
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
•adverse changes in global, national, regional and local economic and market conditions, including those relating to pandemics, such as the COVID-19 pandemic, concerns regarding a recession and geopolitical conflicts, such as the war in Ukraine;
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
Our business faces public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our reputation if we or affiliates of our Manager are viewed as failing to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Investors are increasingly taking into account ESG factors, including climate risks, in determining whether to invest in companies. However, regional and investor specific sentiment often differ in what constitutes a material positive or negative ESG corporate practice. Our corporate social responsibility practices will not uniformly fit investors’ definitions, particularly across geographies and investor types, of best practices for ESG considerations. Adverse incidents with respect to ESG activities could impact the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.
Additionally, there is a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. In 2021 the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has started to bring enforcement actions based on ESG disclosures not matching actual investment processes.
In addition, the SEC has also announced that it is working on proposals for mandatory disclosure of certain ESG-related matters, including with respect to carbon emissions, board diversity, and human capital management. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability..
We are largely dependent on external sources of capital in order to grow.
In order to maintain our qualification as a REIT, we generally will have to distribute to our shareholders 90% of our REIT taxable income. As with other mortgage REITs, the vast majority of our income is expected to constitute REIT taxable income, and therefore we expect to have to distribute, and not retain, the vast majority of our income. As a result, any material growth in our equity capital base must largely be funded by external sources of capital. Our access to external capital will depend upon a number of factors, including the market price of our common shares, the market’s perception of our financial condition and potential future earnings, and general market conditions.
Periods of heightened inflation could adversely impact our financial results.
Due to various economic and monetary policy factors, including low unemployment, pent-up consumer and corporate demand, supply-chain issues, geopolitical conflicts, and quantitative easing, inflation has been elevated in recent periods. High inflation may undermine the performance of our investments by reducing the value of such investments and/or the income received from such investments. In addition, actions that the Federal Reserve has taken, and could continue to take, to combat inflation could have an adverse impact on our financial results.
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
Holders of Our Common Shares
Based upon a review of a securities position listing as of February 15, 2023, we had an aggregate of 108 holders of record and holders of our common shares who are nominees for an undetermined number of beneficial owners.
Unregistered Sales of Equity Securities
Pursuant to our 2013 Equity Incentive Plan, on December 15, 2022, we granted 12,111 restricted common shares to certain of our partially dedicated employees. The restricted common shares are subject to forfeiture restrictions that will lapse with respect to 6,056 of the common shares on December 15, 2023 and 6,055 of the common shares on December 15, 2024. Such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(a)(2) of the Securities Act.
Issuer Purchases of Equity Securities
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
We were initially formed through a strategic venture among affiliates of Ellington Management Group, L.L.C., an investment management firm and registered investment adviser with a 28-year history of investing in a broad spectrum of residential and commercial mortgage-backed securities, or "MBS," and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." We are externally managed and advised by our Manager, an affiliate of Ellington. Since our inception, the Blackstone Funds had held special non-voting membership interests in the holding company that owns our Manager. In August 2021, an Ellington affiliate purchased these special non-voting membership interests from the Blackstone Funds.
We use leverage in both our Agency and non-Agency RMBS strategies, although we expect leverage in our non-Agency strategy to be significantly lower. We have financed our RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of December 31, 2022, we had outstanding borrowings under repurchase agreements in the amount of $842.5 million with 16 counterparties.
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
As of December 31, 2022, our book value per share was $8.40 as compared to $11.76 as of December 31, 2021.
Trends and Recent Market Developments
Market Overview
•After maintaining its target range of 0.00%–0.25% for the federal funds rate throughout 2021 and at its first meeting of 2022 in January, the U.S. Federal Reserve, or the "Federal Reserve," rapidly tightened its monetary policy to combat elevated inflation through the rest of 2022. At its March and May meetings, the Federal Reserve increased the target range by 0.25% and 0.50%, respectively, and then implemented rate hikes of 0.75% at each of its next four meetings, increasing the target range to 3.75%-4.00% in November. At its December meeting, the Federal Reserve announced another interest rate hike, this time by 0.50%, increasing the target range of the federal funds rate to 4.25%-4.50%, its highest level since 2007. Minutes of the December meeting noted that despite "welcome reductions" in inflation in October and November, "it would take substantially more evidence of progress to be confident that inflation was on a sustained downward path."
After initiating the tapering of its asset purchases in the fourth quarter of 2021, the Federal Reserve announced plans for reducing the size of its balance sheet at its May 2022 meeting, whereby it would only reinvest principal payments that exceeded monthly caps of $30 billion for Treasury securities and $17.5 billion for Agency MBS, beginning in June. Those monthly caps increased in September to $60.0 billion and $35.0 billion, respectively, where they remained through year end.
Similarly, other central banks around the globe continued to tighten their monetary policies during 2022.
•Interest rates rose sharply in 2022, particularly short-term interest rates, with various segments of the yield curve inverting during the year. Over the course of the year, the yield on the 2-year U.S. Treasury increased by 369 basis points to 4.43% as of December 31, 2022, while the 10-year U.S. Treasury increased by 236 basis points to 3.87%. Meanwhile, interest rate volatility was elevated through much of the year, with the MOVE Index in October reaching its highest point since the COVID-related market volatility of March 2020, before subsiding somewhat into year end.
•Mortgage rates also rose sharply during much of 2022, in sympathy with the increase in interest rates. After starting the year at 3.11%, the Freddie Mac survey 30-year mortgage rate increased by at least a full percentage point in each of the first three quarters, rising a cumulative 359 basis points to 6.70% as of September 29th. Mortgage rates continued to rise in October, with the Freddie Mac 30-year mortgage rate exceeding 7.00% in late October and early November for the first time since April 2002, before declining to 6.41% as of December 29, 2022.
Driven by higher mortgage rates, the Mortgage Bankers Association's Refinance Index fell precipitously throughout the year, declining by 87% year over year to its lowest level since May 1997. Fannie Mae 30-year MBS prepayments dropped steadily as well, declining from a CPR of 18.7% in December of 2021 to 4.5% in December of 2022. Despite the sharply higher mortgage rates, home prices continued to appreciate during the first half of the year, with the S&P CoreLogic Case-Schiller US National Home Price NSA Index rising 10.7%, after increasing by 18.9% in 2021. The index reversed course from there, however, declining by 4.4% during the second half of the year, but was still up by 5.8% for the full year. The combination of drastically higher mortgage rates and substantial home price appreciation put significant downward pressure on housing affordability, with the National Association of Realtors Housing Affordability Index declining by 28.8% for the year through December.
•LIBOR rates and the Secured Overnight Financing Rate, or "SOFR," also rose significantly during the year, increasing during each quarter of 2022. For the year, one-month LIBOR increased a cumulative 429 basis points to 4.39% as of December 31, 20222, while three-month LIBOR increased by 456 basis points to 4.77%. In anticipation of additional interest rate increases by the Federal Reserve, the spread between one- and three-month LIBOR widened during the first nine months of the year, reaching 61 basis points as of September 30, 2022, compared to just 11 basis points at the start of the year. During the fourth quarter, as the Fed began to slow the pace of its interest rate hikes, the spread tightened to 38 basis points. SOFR increased as well; one-month SOFR rose by 430 basis points to 4.36% at year end, and three-month SOFR rose by 450 basis points to 4.59%. LIBOR and SOFR drive many of our financing costs.
•After positive GDP growth in each quarter of 2021, U.S. real GDP contracted at an estimated annualized rate of 1.6% in the first quarter and 0.6% in the second quarter of 2022. Real GDP then reversed course during the second half of 2022, expanding at an estimated annualized rate of 3.2% in the third quarter and 2.9% in the fourth quarter of 2022. Meanwhile, the unemployment rate remained low throughout 2022, dropping from 3.9% at the end of 2021, to 3.6% as of both March 31st and June 30th, and to 3.5% as of both September 30th and December 31st.
•Inflation increased steadily during the first six months of 2022. The 12-month percentage change in the Consumer Price Index for All Urban Consumers ("CPI-U"), not seasonally adjusted, increased from 7.5% in January to 9.1% in June, which was the highest reading since November 1981. While still elevated, inflation did subside over the second half of the year, with the 12-month percentage change in CPI-U registering 6.5% in December 2022.
•Elevated volatility, rising interest rates, and yield spread widening drove underperformance of Agency MBS during the first nine months of 2022, and despite a rebound in the fourth quarter, for the year overall. For the first nine months of the year, the Bloomberg Barclays U.S. MBS Index ("BB MBS Index") generated a negative return of (13.66%), and a negative excess return (on a duration-adjusted basis) of (3.11%) relative to the Bloomberg Barclays U.S. Treasury Index. In the fourth quarter, the BB MBS Index generated a positive return of 1.85%, as interest rate volatility moderated and yield spreads tightened, and a positive excess return of 0.88%. For the full year 2022, the BB MBS index generated a negative return of (11.81%), which was its worst performance on record, and a negative excess return of (2.23%), its second-worst performance on record.
•Similarly, the Bloomberg Barclays U.S. Corporate Bond Index ("BB IG Index") and the Bloomberg Barclays U.S. Corporate High Yield Bond Index ("BB HY Index") generated negative returns during the first three quarters of 2022, before rebounding in the fourth quarter, but still finished the year with significant negative performance on both an absolute and relative basis. For the full year, the BB IG Index generated a negative return of (15.76%) and a negative excess return of (1.25%), while the BB HY Index generated a negative return of (11.19%) and a negative excess return of (3.71%).
•U.S. equities experienced significant losses in 2022 as well, with the Dow Jones Industrial Average declining by 8.8%, the S&P 500 falling by 19.4%, and the NASDAQ down 33.1%. Meanwhile, London's FTSE 100 index increased by 0.9% for the year, and the MSCI World global equity index decreased 19.5%. Similar to the MOVE index, the VIX volatility index was elevated throughout much of the year.

Portfolio Overview and Outlook
As of December 31, 2022, our mortgage-backed securities portfolio consisted of $836.8 million of fixed-rate Agency "specified pools," $8.7 million of Agency RMBS backed by adjustable rate mortgages, or "Agency ARMs," $17.9 million of Agency reverse mortgage pools, $9.3 million of Agency interest-only securities, or "Agency IOs," $12.6 million of non-Agency RMBS, and $8.1 million of non-Agency interest-only securities, or "non-Agency IOs." Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through government-sponsored refinancing programs, and mortgages with various other characteristics.
Our Agency RMBS holdings decreased by 33% to $863.3 million as of December 31, 2022, as compared to $1.289 billion as of December 31, 2021. The decrease was driven by net sales, paydowns, and net losses. Over the same period, our holdings of non-Agency RMBS increased by 39% to $12.6 million, and our holdings of interest-only securities increased by 33% to $17.5 million driven by a larger portfolio of non-Agency IOs.
Our debt-to-equity ratio, adjusted for unsettled purchases and sales, increased to 7.6:1 as of December 31, 2022, as compared to 6.9:1 as of December 31, 2021. The increase was driven by lower shareholders’ equity year over year, partially offset by a decline in borrowings on our smaller Agency RMBS portfolio. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions. As of December 31, 2022, the majority of our borrowings were secured by specified pools.
As of December 31, 2022, we had cash and cash equivalents of $34.8 million, in addition to other unencumbered assets of $2.9 million. This compares to cash and cash equivalents of $69.0 million and other unencumbered assets of $16.7 million as of December 31, 2021.
During the first nine months of 2022, interest rates rose rapidly and volatility was elevated, as the Federal Reserve tightened its monetary policy to combat elevated inflation. Agency RMBS durations extended in response to the higher interest rates, while the elevated volatility contributed to substantial yield spread widening. As a result, net losses on our Agency RMBS significantly exceeded net gains on our interest rate hedges and net interest income for the period.
In the fourth quarter, inflation moderated and the Federal Reserve ratcheted back the pace of its interest rate hikes. Volatility declined incrementally and investor demand for Agency RMBS increased; together, this drove Agency RMBS yield spreads tighter, while pay-ups also increased. For the quarter, significant net gains on our specified pools exceeded net losses on our interest rate hedges, and we generated an overall net gain. Despite the strong fourth quarter, however, we had a significant net loss in our Agency strategy, and overall, for the full year.
In the current higher interest rate environment, the specified pool market has become less focused on prepayment protection, and more focused on extension protection. Many of our specified pools are considered to offer significant extension protection relative to their TBA counterparts. Thus despite higher mortgage rates, average pay-ups on our specified pool portfolio actually increased during the year, as the increase in the value of the extension protection provided by these specified pools more than offset the reduction in the value of the prepayment protection. In addition, the pools that we sold during the year had lower average pay-ups than the held population. Due to the combination of these factors, overall pay-ups on our specified pools increased to 1.26% as of December 31, 2022, as compared to 1.07% as of December 31, 2021.
Our non-Agency RMBS portfolio generated strong results in 2022, as net interest income exceeded modest net mark-to-market losses. During the course of the year, we increased our allocation to non-Agency RMBS and expect to continue to do so given current market opportunities.

Our net mortgage assets-to-equity ratio—which we define as the net aggregate market value of our mortgage-backed securities (including the underlying market values of our long and short TBA positions) divided by total shareholders' equity—declined during the year. The decrease was driven by a smaller Agency RMBS portfolio, partially offset by lower shareholder's equity and a smaller net short TBA position. From time to time, in response to market opportunities and other factors, we increase or decrease our net mortgage assets-to-equity ratio by varying the sizes of our net short TBA position and/or our long RMBS portfolio. The following table summarizes our net mortgage assets-to-equity ratio and provides additional details, for the last five quarters, to illustrate this fluctuation.

	Notional Amount of Long TBAs	Notional Amount of Short TBAs	Fair Value of Mortgage-backed Securities	Net Short TBA Underlying Market Value(1)	Net Mortgage Assets-to-Equity Ratio
($ In thousands)
December 31, 2022	$81,759	$(258,253)	$893,301	$(149,982)	6.6:1
September 30, 2022	20,679	(203,248)	934,668	(161,287)	7.5:1
June 30, 2022	53,043	(211,157)	947,647	(144,047)	6.8:1
March 31, 2022	65,263	(234,872)	1,094,183	(171,002)	6.9:1
December 31, 2021	216,407	(412,632)	1,311,361	(213,543)	7.1:1
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
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended December 31, 2022, September 30, 2022, June 30, 2022, March 31, 2022, and December, 31, 2021.

		Three-Month Period Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Three-Month Constant Prepayment Rates	6.1%	9.8%	13.9%	17.0%	20.7%
(1)Excludes recent purchases of fixed rate Agency specified pools with no prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of December 31, 2022 and 2021.

		December 31, 2022			December 31, 2021
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	1.50-1.99	$3,608	$3,153	27	$—	$—	—
	2.00–2.49	—	—	—	39,608	40,857	10
	2.50–2.99	3,764	3,497	41	26,752	27,734	32
	3.00–3.49	15,596	14,746	50	22,935	24,062	48
	3.50–3.99	12,627	12,244	78	21,311	22,638	54
	4.00–4.49	11,712	11,539	52	14,121	15,101	46
	4.50–4.99	146	145	155	306	318	147
Total 15-year fixed-rate mortgages		47,453	45,324	56	125,033	130,710	33
20-year fixed-rate mortgages:
	2.00–2.49	4,750	4,038	30	28,153	28,289	16
	2.50–2.99	1,852	1,625	29	2,200	2,255	17
	3.00–3.49	1,362	1,236	34	1,998	2,090	22
	4.00–4.49	1,500	1,447	29	1,751	1,928	17
	4.50–4.99	563	554	51	806	871	39
	5.00–5.49	785	791	52	824	914	40
Total 20-year fixed-rate mortgages		10,812	9,691	33	35,732	36,347	18
30-year fixed-rate mortgages:
	2.00–2.49	48,278	39,718	22	342,662	342,371	3
	2.50–2.99	96,776	82,982	26	159,754	164,340	8
	3.00–3.49	175,838	156,401	32	81,860	85,828	32
	3.50–3.99	125,167	116,561	76	170,743	183,150	63
	4.00–4.49	164,444	157,268	58	135,518	146,946	67
	4.50–4.99	123,176	120,663	48	100,695	109,672	61
	5.00–5.49	86,820	86,325	25	30,130	33,303	73
	5.50–5.99	8,567	8,710	38	4,828	5,442	68
	6.00–6.49	10,610	10,887	7	1,653	1,852	39
	6.50–6.99	2,147	2,239	—	—	—	—
Total 30-year fixed-rate mortgages		841,823	781,754	44	1,027,843	1,072,904	33
Total fixed-rate Agency RMBS		$900,088	$836,769	44	$1,188,608	$1,239,961	32
For the year ended December 31, 2022, we had total net realized and unrealized losses on our Agency securities of $(156.2) million, or $(11.86) per share. Our Agency portfolio turnover was approximately 147% for the year ended December 31, 2022, and we recognized net realized losses of $(77.2) million.
For the year ended December 31, 2022, we continued to hedge interest rate risk through the use of interest rate swaps, and short positions in TBAs, U.S. Treasury securities, and futures. We had total net realized and unrealized gains of $122.6 million, or $9.31 per share, on our interest rate hedging portfolio, as interest rates increased significantly during the year. These gains were partially offset by net realized and unrealized losses of $(11.7) million, or $(0.89) per share, on our long TBAs held for investment.
We ended the year with a net short TBA position, both on a notional basis and as measured by 10-year equivalents. Ten-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates. The relative makeup of our interest rate hedging portfolio can change materially from period to period.
After giving effect to dividends declared during the year ended December 31, 2022 of $1.04 per share, our book value per share decreased to $8.40 as of December 31, 2022, from $11.76 as of December 31, 2021, and we had a negative economic return of (19.7%) for the year ended December 31, 2022. Economic return for a period is computed by adding back dividends declared during the period to ending book value per share, and comparing that amount to book value per share as of the beginning of the period.
We believe that our adaptive and active style of portfolio management is well suited to the current MBS market environment, which, especially given the current effects and future uncertainties related to quantitative tightening, shifting central bank and government policies, regulatory changes, and disruptive technological developments, exhibits high levels of interest rate risk, prepayment risk (including extension risk), financing and liquidity risk.
Financing
For the year ended December 31, 2022, our average repo borrowing cost increased to 1.40%, as compared to 0.19% for the year ended December 31, 2021. This increase in average repo borrowing cost was the result of significant increases in short-term interest rates during the year ended December 31, 2022. As of December 31, 2022 and December 31, 2021, the weighted average borrowing rate on our repurchase agreements was 3.70% and 0.18%, respectively.
While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as banks, are active in providing repo financing. Most of our outstanding repo financing is still provided by banks and bank affiliates; however, we have also entered into repo agreements with non-bank dealers.
Our debt-to-equity ratio was 7.5:1 as of December 31, 2022, as compared to 6.9:1 as of December 31, 2021. Adjusted for unsettled purchases and sales, our debt-to equity ratio was 7.6:1 as of December 31, 2022, as compared to 6.9:1 as of December 31, 2021. The increase was primarily due to lower shareholders’ equity, partially offset by a decrease in borrowings on the Company's smaller Agency RMBS portfolio. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
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
The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment, or "Catch-up Premium Amortization Adjustment," is made to interest income to reflect the cumulative impact of the changes in effective yields. For the years ended December 31, 2022 and 2021, we recognized a Catch-up Premium Amortization Adjustment of $3.1 million and $1.7 million, respectively. The Catch-up Premium Amortization Adjustment is reflected as an increase (decrease) to interest income on the Consolidated Statement of Operations.
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
Income Taxes: We made an election to be taxed as a REIT for U.S. federal income tax purposes and are generally not subject to corporate-level federal and state income tax on net income we distribute to our shareholders within the prescribed timeframes. We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions, we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. See Note 2 to our consolidated financial statements for additional details on income taxes.
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.
Financial Condition
Investment portfolio
The following tables summarize our securities portfolio as of December 31, 2022 and 2021:

	December 31, 2022					December 31, 2021
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed-rate mortgages	$47,453	$45,324	$95.51	$48,899	$103.05	$125,033	$130,710	$104.54	$130,099	$104.05
20-year fixed-rate mortgages	10,812	9,691	89.63	11,508	106.44	35,732	36,347	101.72	37,211	104.14
30-year fixed-rate mortgages	841,823	781,754	92.86	849,168	100.87	1,027,843	1,072,904	104.38	1,066,347	103.75
ARMs	8,696	8,663	99.62	9,595	110.34	11,491	11,960	104.08	12,034	104.73
Reverse mortgages	17,506	17,852	101.98	19,659	112.30	35,313	37,297	105.62	37,652	106.62
Total Agency RMBS	926,290	863,284	93.20	938,829	101.35	1,235,412	1,289,218	104.36	1,283,343	103.88
Non-Agency RMBS(2)	16,895	12,566	74.38	12,414	73.48	10,672	9,056	84.86	7,234	67.78
Total RMBS(2)	943,185	875,850	92.86	951,243	100.85	1,246,084	1,298,274	104.19	1,290,577	103.57
Agency IOs	n/a	9,313	n/a	9,212	n/a	n/a	10,289	n/a	12,983	n/a
Non-Agency IOs	n/a	8,138	n/a	6,289	n/a	n/a	2,798	n/a	2,684	n/a
Total mortgage-backed securities		$893,301		$966,744			$1,311,361		$1,306,244
U.S. Treasury securities sold short	(500)	(498)	99.60	(499)	99.80	(118,750)	(117,195)	98.69	(117,322)	98.80
Reverse repurchase agreements	499	499	100.00	499	100.00	117,505	117,505	100.00	117,505	100.00
Total		$893,302		$966,744			$1,311,671		$1,306,427
(1)Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.
(2)Excludes IOs.
The majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency collateralized mortgage obligations, or "CMOs." As of both December 31, 2022 and 2021, investments in non-Agency RMBS constituted a relatively small portion of our total investments, although we expect to increase our portfolio of non-Agency RMBS given current market opportunities.
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

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of December 31, 2022 and 2021:

(In thousands)	December 31, 2022	December 31, 2021
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$—	$158
TBA securities sale contracts	3,568	750
Fixed payer interest rate swaps	65,202	5,165
Fixed receiver interest rate swaps	—	289
Futures	—	276
Total financial derivatives–assets, at fair value	68,770	6,638
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(664)	(182)
TBA securities sale contracts	—	(168)
Fixed payer interest rate swaps	—	(465)
Fixed receiver interest rate swaps	(2,373)	(143)
Futures	(82)	(145)
Total financial derivatives–liabilities, at fair value	(3,119)	(1,103)
Total	$65,651	$5,535
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

Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of December 31, 2022 and 2021. We had no other borrowings outstanding.

	December 31, 2022			December 31, 2021
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$563,926	4.01%	14	$162,089	0.18%	13
31-60 days	210,569	2.73	44	235,321	0.21	43
61-90 days	67,960	4.16	72	114,931	0.18	72
91-120 days	—	—	—	104,361	0.17	106
121-150 days	—	—	—	148,855	0.16	133
151-180 days	—	—	—	56,337	0.15	163
181-364 days	—	—	—	242,941	0.19	238
Total	$842,455	3.70%	26	$1,064,835	0.18%	111
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of December 31, 2022 and 2021, our total debt-to-equity ratio was 7.5:1 and 6.9:1, respectively. Collateral transferred with respect to our outstanding repo borrowings, including net cash collateral posted, as of December 31, 2022 and 2021 had an aggregate fair value of $0.9 billion and $1.1 billion. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets conditions, and the timing of security purchase and sale transactions.
Shareholders' Equity
As of December 31, 2022, our shareholders' equity decreased to $112.4 million from $154.2 million as of December 31, 2021. This decrease principally consisted of a net loss of $(30.2) million and dividends declared of $13.7 million, partially offset by net proceeds from the issuance of common shares of $2.0 million. As of December 31, 2022, our book value per share was $8.40, as compared to $11.76 as of December 31, 2021.

Results of Operations for the Years Ended December 31, 2022 and 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(In thousands except for per share amounts)	2022	2021
Interest Income (Expense)
Interest income	$35,006	$28,364
Interest expense	(14,820)	(2,723)
Net interest income	20,186	25,641
Expenses
Management fees to affiliate	1,758	2,402
Other operating expenses	3,370	3,350
Total expenses	5,128	5,752
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	(152,785)	(32,272)
Net realized and change in net unrealized gains (losses) on financial derivatives	107,529	6,074
Total Other Income (Loss)	(45,256)	(26,198)
Net Income (Loss)	$(30,198)	$(6,309)
Net Income (Loss) Per Common Share	$(2.29)	$(0.50)
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
The following table reconciles, for the years ended December 31, 2022 and 2021, Adjusted Distributable Earnings to the line on the Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable GAAP measure:

	Year Ended December 31,
(In thousands except for share amounts)	2022	2021
Net Income (Loss)	$(30,198)	$(6,309)
Adjustments:
Net realized (gains) losses on securities	73,682	(3,818)
Change in net unrealized (gains) losses on securities	79,103	36,090
Net realized (gains) losses on financial derivatives	(48,996)	2,526
Change in net unrealized (gains) losses on financial derivatives	(58,533)	(8,600)
Net realized gains (losses) on periodic settlements of interest rate swaps	626	(1,856)
Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	1,282	(355)
Non-recurring expenses	—	58
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	(3,144)	(1,662)
Subtotal	44,020	22,383
Adjusted Distributable Earnings	$13,822	$16,074
Weighted Average Shares Outstanding	13,163,106	12,683,761
Adjusted Distributable Earnings Per Share	$1.05	$1.27
Results of Operations for the Years Ended December 31, 2022 and 2021
Net Income (Loss)
Net income (loss) for the year ended December 31, 2022 was $(30.2) million, as compared to $(6.3) million for the year ended December 31, 2021. The period-over-period decline in our results of operations was primarily due to an increase in total other loss and a decrease in net interest income.
Interest Income
Our portfolio as of both December 31, 2022 and 2021 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $33.4 million and $28.3 million in interest income on these securities for the years ended December, 2022 and 2021, respectively. The period-over-period increase in interest income primarily resulted from higher asset yields on both our Agency and non-Agency RMBS, in addition to higher average holdings on our non-Agency RMBS portfolio, partially offset by lower average holdings on our Agency RMBS portfolio. The Catch-up Premium Amortization Adjustment causes variability in our interest income and portfolio yields. For the years ended December 31, 202, and 2021, we had a positive Catch-up Premium Amortization Adjustment of approximately $3.1 million and $1.7 million, respectively, which increased interest income. Excluding the Catch-up Premium Amortization Adjustments, the weighted average yield of our overall portfolio was 2.80% and 2.36% for the years ended December 31, 2022 and 2021, respectively.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the years ended December 31, 2022 and 2021:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Year ended December 31, 2022	$31,866	$1,067,399	2.99%	$1,558	$14,115	11.04%	$33,424	$1,081,514	3.09%
Year ended December 31, 2021	$27,497	$1,118,346	2.46%	$757	$8,485	8.91%	$28,254	$1,126,831	2.51%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.

Interest Expense
For the years ended December 31, 2022 and 2021, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the year ended December 31, 2022 was $14.8 million, which primarily consisted of $14.1 million of interest expense on our repo borrowings, and $0.7 million of interest expense related to our short positions in U.S. Treasury securities. Our total interest expense for the year ended December 31, 2021 was $2.7 million, which primarily consisted of $2.1 million of interest expense on our repo borrowings, and $0.6 million of interest expense related to our short positions in U.S. Treasury securities. The period-over-period increase in our total interest expense resulted mainly from higher rates on our repo borrowings stemming from the significant increase in short-term interest rates.
The following tables shows information related to our average cost of funds(1) on repurchase agreements for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average Borrowed Funds	Interest Expense	Average Cost of Funds
(In thousands)
Agency RMBS	$982,375	$13,398	1.36%	$1,094,419	$2,128	0.19%
Non-Agency RMBS	9,686	313	3.23%	—	—	—
U.S. Treasury Securities	15,246	394	2.58%	3,374	2	0.06%
Total	$1,007,307	$14,105	1.40%	$1,097,793	$2,130	0.19%
(1)This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.
Among other instruments, we use interest rate swaps and short U.S. Treasury securities to hedge against the risk of rising interest rates. The following table shows information related to the components of our average cost of funds including the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps and interest expense on short U.S. Treasury securities for the years ended December 31, 2022 and 2021:

	Repurchase Agreements			Interest Rate Swaps(1)		Short U.S. Treasury Securities(1)(2)		Total(1)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Adjustment to Average Cost of Funds	Interest expense	Adjustment to Average Cost of Funds	Interest and net periodic expense paid or payable	Adjusted Average Cost of Funds
(In thousands)
Year ended December 31, 2022	$1,007,307	$14,105	1.40%	$(2,200)	(0.22)%	$675	0.07%	$12,580	1.25%
Year ended December 31, 2021	$1,097,793	$2,130	0.19%	$2,149	0.20%	$561	0.05%	$4,840	0.44%
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
For the year ended December 31, 2022, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 2.80%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.25%, resulting in a net interest margin of 1.55%. By comparison, for the year ended December 31, 2021, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 2.36%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 0.44%, resulting in a net interest margin of 1.92%.

Management Fees
For the years ended December 31, 2022 and 2021, our management fee expense was approximately $1.8 million and $2.4 million, respectively. Management fees are calculated based on our shareholders' equity at the end of each quarter. The decrease in the management fee year over year was due to a smaller capital base at each quarter end in 2022, as compared to the respective quarter ends in 2021.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. For both of the years ended December 31, 2022 and 2021, our other operating expenses were approximately $3.4 million.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the year ended December 31, 2022, Other income (loss) was $(45.3) million, consisting primarily of net realized and unrealized losses of $(152.8) million on our securities, which were partially offset by net realized and unrealized gains of $107.5 million on our financial derivatives. Net realized and unrealized losses of $(152.8) million on our securities consists primarily of net realized and unrealized losses of $(156.2) million on our Agency RMBS, driven by significantly lower asset prices year over year due to rising interest rates and widening yield spreads. The net realized and unrealized gains on our financial derivatives of $107.5 million consisted of net realized and unrealized gains of $64.4 million on our interest rate swaps, $22.2 million on our net short positions in TBAs, and $20.9 million on our U.S. Treasury futures. The net gains on our financial derivatives were primarily the result of the significant increase in interest rates, and in the case of short positions in TBAs, also of widening yields spreads.
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

As of December 31, 2022 and December 31, 2021, we had $0.8 billion and $1.1 billion outstanding under our repurchase agreements, respectively. As of December 31, 2022, our outstanding repurchase agreements were with 16 counterparties.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of December 31, 2022 and December 31, 2021, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 5.5% and 5.2%, respectively.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
December 31, 2022	$842,455	$899,752	$881,401
September 30, 2022	938,046	928,942	940,321
June 30, 2022	950,339	1,070,229	1,087,826
March 31, 2022	1,211,163	1,133,738	1,211,163
December 31, 2021	1,064,835	1,068,384	1,088,712
September 30, 2021	1,062,197	1,114,820	1,140,182
June 30, 2021	1,135,497	1,166,954	1,196,779
March 31, 2021	1,106,724	1,040,521	1,106,724
December 31, 2020	1,015,245	1,033,128	1,050,840
September 30, 2020	1,061,640	1,030,402	1,096,065
June 30, 2020	909,821	941,242	920,712
March 31, 2020(1)	1,109,342	1,281,507	1,308,377
(1)During the quarter ended March 31, 2020 in response to significant volatility and heightened risks in the financial markets as a result of the spread of COVID-19, we significantly reduced our outstanding borrowings to lower leverage and increase our liquidity.
As of December 31, 2022, we had an aggregate amount at risk under our repurchase agreements with 17 counterparties of $49.8 million. As of December 31, 2021, we had an aggregate amount at risk under our repurchase agreements with 15 counterparties of $52.7 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. If the amounts outstanding under repurchase agreements with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk under our repurchase agreements as of December 31, 2022 and December 31, 2021 does not include $1.5 million and $2.6 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of December 31, 2022, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with three counterparties of approximately $24.5 million. As of December 31, 2021, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with two counterparties of approximately $11.3 million. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of December 31, 2022, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with eight counterparties of approximately $4.6 million. As of December 31, 2021, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with four counterparties of approximately $4.1 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling contracts plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
As of December 31, 2022, we had cash and cash equivalents of $34.8 million.
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
Year Ended December 31, 2022:

Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
	(In thousands)
$0.08	$1,070	December 7, 2022	December 30, 2022	January 25, 2023
0.08	1,063	November 7, 2022	November 30, 2022	December 27, 2022
0.08	1,060	October 6, 2022	October 31, 2022	November 25, 2022
0.08	1,060	September 8, 2022	September 30, 2022	October 25, 2022
0.08	1,058	August 4, 2022	August 31, 2022	September 26, 2022
0.08	1,046	July 8, 2022	July 29, 2022	August 25, 2022
0.08	1,046	June 7, 2022	June 30, 2022	July 25, 2022
0.08	1,049	May 2, 2022	May 31, 2022	June 27, 2022
0.10	1,311	April 7, 2022	April 29, 2022	May 25, 2022
0.10	1,311	March 7, 2022	March 31, 2022	April 25, 2022
0.10	1,311	February 7, 2022	February 28, 2022	March 25, 2022
0.10	1,311	January 7, 2022	January 31, 2022	February 25, 2022
Year Ended December 31, 2021:

Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
	(In thousands)
$0.10	1,311	December 7, 2021	December 30, 2021	January 25, 2022
0.10	1,310	November 5, 2021	November 30, 2021	December 27, 2021
0.10	1,294	October 7, 2021	October 29, 2021	November 26, 2021
0.30	3,881	September 14, 2021	September 30, 2021	October 25, 2021
0.30	3,876	June 9, 2021	June 30, 2021	July 26, 2021
0.28	3,456	March 3, 2021	March 31, 2021	April 26, 2021
On January 9, 2023, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on February 27, 2023 to shareholders of record as of January 31, 2023.
On February 7, 2023, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on March 27, 2023 to shareholders of record as of February 28, 2023.

On March 7, 2023, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on April 25, 2023 to shareholders of record as of March 31, 2023.
For the year ended December 31, 2022, our operating activities provided net cash of $22.4 million and our investing activities provided net cash of $110.5 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) used net cash of $155.0 million. Thus our operating and investing activities, when combined with our net repo financing activities, used net cash of $22.0 million. We also received proceeds from the issuance of common shares, net of agent commissions and offering costs paid of $2.0 million. We used $13.9 million to pay dividends, and $0.3 million to repurchase common shares. As a result of these activities, there was a decrease in our cash holdings of $34.2 million, from $69.0 million as of December 31, 2021 to $34.8 million as of December 31, 2022.
For the year ended December 31, 2021, our operating activities provided net cash of $27.9 million and our investing activities used net cash of $15.2 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) provided net cash of $6.6 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $19.2 million. We also received proceeds from the issuance of common shares, net of agent commissions and offering costs paid of $8.9 million. We used $17.3 million to pay dividends. As a result of these activities, there was an increase in our cash holdings of $10.9 million, from $58.2 million as of December 31, 2020 to $69.0 million as of December 31, 2021.
On April 2, 2021, we commenced an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $75.0 million of common shares from time to time. During the year ended December 31, 2022, we issued 268,780 common shares under the ATM program which provided $2.0 million of net proceeds after $38 thousand of agent commissions and $86 thousand of offering costs. From December 31, 2022 through March 3, 2023, we issued 406,760 common shares under the ATM program, which provided $3.1 million of net proceeds after $0.1 million of agent commissions and offering costs. From commencement of the ATM program through March 3, 2023, we issued 838,809 common shares under the ATM program, which provided $7.1 million of net proceeds after $0.1 million of agent commissions and $0.1 million of offering costs. As of December 31, 2022, we had $67.7 million of common shares available to be issued remaining under the ATM program.
On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. During the year ended December 31, 2022, we repurchased 40,021 common shares at an aggregate cost of $0.3 million, and an average price per share of $6.56. Under the current repurchase program adopted on June 13, 2018, we have repurchased 474,192 common shares through March 3, 2023 at an average price per share of $9.21 and an aggregate cost of $4.4 million, and have authorization to repurchase an additional 725,808 common shares.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both December 31, 2022 and December 31, 2021, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of December 31, 2022, we had $0.8 billion of outstanding borrowings with 16 counterparties.
Off-Balance Sheet Arrangements
As of December 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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

In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of December 31, 2022, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, excluding TBAs	$21,696	19.30%	$42,287	37.62%	$(22,804)	(20.28)%	$(46,713)	(41.56)%
Long TBAs	1,927	1.71%	3,628	3.23%	(2,152)	(1.91)%	(4,529)	(4.03)%
Short TBAs	(6,949)	(6.18)%	(13,662)	(12.15)%	7,186	6.39%	14,610	13.00%
Non-Agency RMBS	36	0.03%	(89)	(0.08)%	(197)	(0.18)%	(556)	(0.49)%
U.S. Treasury Securities, Interest Rate Swaps, and Futures	(16,442)	(14.62)%	(33,653)	(29.94)%	15,674	13.94%	30,579	27.20%
Repurchase and Reverse Repurchase Agreements	(248)	(0.22)%	(492)	(0.44)%	248	0.22%	495	0.44%
Total	$20	0.02%	$(1,981)	(1.76)%	$(2,045)	(1.82)%	$(6,114)	(5.44)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our December 31, 2022 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Business—Special Note Regarding Forward-Looking Statements."
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Ellington Residential Mortgage REIT
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ellington Residential Mortgage REIT and its subsidiaries (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of operations, of shareholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
Valuation of Certain Level 3 Investments in Mortgage-backed Securities
As described in Notes 2 and 4 to the consolidated financial statements, the Company held $15.9 million of total level 3 investments in mortgage-backed securities, at fair value as of December 31, 2022. The Company has chosen to make a fair value election for its securities portfolio. Management generally uses third-party valuations when available, if third-party valuations are not available, management uses other valuation techniques, such as the discounted cash flow methodology. Management’s estimate of fair value may be based on several assumptions, including but not limited to management’s estimates of yield, projected collateral prepayments, projected collateral losses and projected collateral recoveries, as applicable. Fair value measurements are impacted by the interrelationships of these assumptions.
The principal considerations for our determination that performing procedures relating to the valuation of certain level 3 investments in mortgage-backed securities is a critical audit matter are (i) the significant judgment by management in determining the fair value of these investments, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the valuation of these level 3 investments and the interrelated assumptions related to yield, projected collateral prepayments, projected collateral losses, and projected collateral recoveries, as applicable; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, developing an independent range of fair value estimates, which included (i) testing the completeness and accuracy of data provided by management; (ii) comparing management’s estimate of fair value to independent sources, where available; and (iii) for a sample of investments, the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of estimates of fair value by applying assumptions related to yield, projected collateral prepayments, projected collateral losses, and projected collateral recoveries as applicable.
/s/PricewaterhouseCoopers LLP
New York, New York
March 10, 2023
We have served as the Company's auditor since 2012.

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$34,816	$69,028
Mortgage-backed securities, at fair value(1)	893,301	1,311,361
Other investments, at fair value	208	309
Due from brokers	18,824	88,662
Financial derivatives–assets, at fair value	68,770	6,638
Reverse repurchase agreements	499	117,505
Receivable for securities sold	33,452	—
Interest receivable	3,326	4,504
Other assets	436	459
Total Assets	$1,053,632	$1,598,466
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$842,455	$1,064,835
Payable for securities purchased	42,199	255,136
Due to brokers	45,666	1,959
Financial derivatives–liabilities, at fair value	3,119	1,103
U.S. Treasury securities sold short, at fair value	498	117,195
Dividend payable	1,070	1,311
Accrued expenses	1,097	1,236
Management fee payable to affiliate	423	581
Interest payable	4,696	885
Total Liabilities	941,223	1,444,241
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (13,377,840 and 13,109,926 shares issued and outstanding, respectively)	134	131
Additional paid-in-capital	240,940	238,865
Accumulated deficit	(128,665)	(84,771)
Total Shareholders' Equity	112,409	154,225
Total Liabilities and Shareholders' Equity	$1,053,632	$1,598,466
(1)Includes assets pledged as collateral to counterparties. See Note 6 for additional details on the Company's borrowings and related collateral.

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2022	December 31, 2021
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$35,006	$28,364
Interest expense	(14,820)	(2,723)
Total net interest income	20,186	25,641
EXPENSES
Management fees to affiliate	1,758	2,402
Professional fees	824	938
Compensation expense	710	721
Insurance expense	401	377
Other operating expenses	1,435	1,314
Total expenses	5,128	5,752
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	(73,682)	3,818
Net realized gains (losses) on financial derivatives	48,996	(2,526)
Change in net unrealized gains (losses) on securities	(79,103)	(36,090)
Change in net unrealized gains (losses) on financial derivatives	58,533	8,600
Total other income (loss)	(45,256)	(26,198)
NET INCOME (LOSS)	$(30,198)	$(6,309)
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$(2.29)	$(0.50)
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2020	12,343,542	$123	—	$—	$229,614	$(63,335)	$166,402
Common shares issued(1)	738,269	8			8,980		8,988
Issuance of restricted shares	28,115	—			—		—
Share based compensation					271		271
Dividends declared(2)						(15,127)	(15,127)
Net income (loss)						(6,309)	(6,309)
BALANCE, December 31, 2021	13,109,926	131	—	—	238,865	(84,771)	154,225
Common shares issued(1)	268,780	3			2,025		2,028
Issuance of restricted shares	39,155	—			—		—
Share based compensation					312		312
Repurchase of common shares	(40,021)	—			(262)		(262)
Dividends declared(2)						(13,696)	(13,696)
Net income (loss)						(30,198)	(30,198)
BALANCE, December 31, 2022	13,377,840	$134	—	$—	$240,940	$(128,665)	$112,409
(1)Net of discounts and commissions and offering costs.
(2)For the years ended December 31, 2022 and 2021, dividends totaling $1.04 and $1.18, respectively, per common share outstanding, were declared.
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2022	December 31, 2021
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$(30,198)	$(6,309)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	73,682	(3,818)
Change in net unrealized (gains) losses on securities	79,103	36,090
Net realized (gains) losses on financial derivatives	(48,996)	2,526
Change in net unrealized (gains) losses on financial derivatives	(58,533)	(8,600)
Amortization of premiums and accretion of discounts, net	2,290	7,524
Share based compensation	312	271
(Increase) decrease in assets:
Interest receivable	1,178	(390)
Other assets	(7)	(20)
Increase (decrease) in liabilities:
Accrued expenses	(67)	236
Interest payable	3,811	415
Management fees payable to affiliate	(158)	(45)
Net cash provided by (used in) operating activities	22,417	27,880
Cash flows provided by (used in) investing activities:
Purchases of securities	(2,357,903)	(1,645,767)
Proceeds from sale of securities	2,188,450	1,303,872
Principal repayments of mortgage-backed securities	179,855	325,440
Proceeds from investments sold short	412,697	758,924
Repurchase of investments sold short	(523,100)	(639,931)
Proceeds from disposition of financial derivatives	82,957	23,468
Purchase of financial derivatives	(36,018)	(26,139)
Payments made on reverse repurchase agreements	(9,169,752)	(10,088,814)
Proceeds from reverse repurchase agreements	9,286,759	9,971,309
Due from brokers, net	5,679	2,848
Due to brokers, net	40,923	(441)
Net cash provided by (used in) investing activities	110,547	(15,231)

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended
	December 31, 2022	December 31, 2021
Cash flows provided by (used in) financing activities:
Net proceeds from the issuance of common shares(1)	$2,114	$9,289
Offering costs paid	(127)	(390)
Repurchase of common shares	(262)	—
Dividends paid	(13,937)	(17,272)
Borrowings under repurchase agreements	6,029,970	2,567,574
Repayments of repurchase agreements	(6,252,350)	(2,517,984)
Due from brokers, net	63,885	(43,072)
Due to brokers, net	3,531	68
Cash provided by (used in) financing activities	(167,176)	(1,787)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34,212)	10,862
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,028	58,166
CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,816	$69,028
Supplemental disclosure of cash flow information:
Interest paid	$11,009	$2,308
Dividends payable	1,070	1,311
(1)Net of discount and commissions.
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
Ellington Residential Mortgage Management LLC, or the "Manager," serves as the Manager of the Company pursuant to the terms of the Fifth Amended and Restated Management Agreement, or the "Management Agreement." The Manager is an affiliate of Ellington Management Group, L.L.C., or "EMG," an investment management firm that is an SEC-registered investment adviser with a 28-year history of investing in a broad spectrum of mortgage-backed securities and related derivatives, with an emphasis on the residential mortgage-backed securities, or "RMBS," market. In accordance with the terms of the Management Agreement and the Services Agreement (as described in Note 9), the Manager is responsible for administering the Company's business activities and day-to-day operations, and performs certain services, subject to oversight by the Board of Trustees. See Note 9 for further information on the Management Agreement.
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
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP," and Regulation S-X. Entities in which the Company has a controlling financial interest, through ownership of the majority of the entities' voting equity interests, or through other contractual rights that give the Company control, are consolidated by the Company. All inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material. In management's opinion, all material adjustments considered necessary for a fair statement of the Company's consolidated financial statements have been included and are only of a normal recurring nature.
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

The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or its open tax years (2019, 2020, 2021, and 2022). In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period and its open tax years. The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any of such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. There were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at December 31, 2022 and 2021. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or government-sponsored enterprise, or "GSE." The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.
By RMBS Type
December 31, 2022:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Agency RMBS:
15-year fixed-rate mortgages	$47,453	$1,446	$48,899	$—	$(3,575)	$45,324	3.23%	2.31%	3.71
20-year fixed-rate mortgages	10,812	696	11,508	—	(1,817)	9,691	2.84%	1.77%	6.72
30-year fixed-rate mortgages	841,823	7,345	849,168	1,316	(68,730)	781,754	3.65%	3.38%	8.38
Adjustable rate mortgages	8,696	899	9,595	—	(932)	8,663	3.58%	2.37%	4.50
Reverse mortgages	17,506	2,153	19,659	—	(1,807)	17,852	4.06%	2.73%	4.70
Interest only securities	n/a	n/a	9,212	581	(480)	9,313	3.89%	10.56%	6.63
Total Agency RMBS	926,290	12,539	948,041	1,897	(77,341)	872,597	3.65%	3.35%	7.99
Non-Agency RMBS:
Principal and interest securities	16,895	(4,481)	12,414	879	(727)	12,566	5.26%	6.65%	7.18
Interest only securities	n/a	n/a	6,289	1,849	—	8,138	0.24%	17.94%	9.58
Total Non-Agency RMBS	16,895	(4,481)	18,703	2,728	(727)	20,704	0.36%	10.45%	8.12
Total RMBS	$943,185	$8,058	$966,744	$4,625	$(78,068)	$893,301	2.26%	3.49%	7.99
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
By Estimated Weighted Average Life
As of December 31, 2022

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$17,005	$17,868	3.80%	$797	$882	4.03%	$2,099	$2,092	5.67%
Greater than three years and less than seven years	204,858	221,291	4.10%	3,937	3,827	4.13%	1,889	1,763	4.67%
Greater than seven years and less than eleven years	640,207	698,391	3.48%	4,579	4,503	3.61%	16,049	14,848	0.32%
Greater than eleven years	1,214	1,279	4.50%	—	—	—%	667	—	4.71%
Total	$863,284	$938,829	3.63%	$9,313	$9,212	3.89%	$20,704	$18,703	0.36%
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
The following tables reflect the components of interest income on the Company's RMBS for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022			Year Ended December 31, 2021
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$35,721	$(3,855)	$31,866	$39,159	$(11,662)	$27,497
Non-Agency RMBS	1,887	(329)	1,558	210	547	757
Total	$37,608	$(4,184)	$33,424	$39,369	$(11,115)	$28,254
For the years ended December 31, 2022 and 2021, the Catch-up Premium Amortization Adjustment was $3.1 million and $1.7 million, respectively.
At December 31, 2022, the Company had gross unrealized losses on RMBS of $(78.1) million, of which $(0.2) million relates primarily to adverse changes in estimated future cash flows on Agency IOs. At December 31, 2021, the Company had gross unrealized losses on RMBS of $(12.4) million, of which $(2.2) million relates to adverse changes in estimated future cash flows on Agency IOs, primarily resulting from an increase in expected prepayments.
The Company determined for certain securities that a portion of such securities' cost basis is not collectible; for the years ended December 31, 2022 and 2021, the Company recognized realized losses on such securities of $(1.6) million and $(1.2) million, respectively. Such realized losses are reflected in Net realized gains (losses) on securities, on the Consolidated Statement of Operations.

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
December 31, 2022:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$45,324	$—	$45,324
20-year fixed-rate mortgages	—	9,691	—	9,691
30-year fixed-rate mortgages	—	781,754	—	781,754
Adjustable rate mortgages	—	8,663	—	8,663
Reverse mortgages	—	17,852	—	17,852
Interest only securities	—	5,228	4,085	9,313
Non-Agency RMBS	—	8,870	11,834	20,704
Mortgage-backed securities, at fair value	—	877,382	15,919	893,301
Other investments, at fair value:
Preferred equity securities	208	—	—	208
Total other investments, at fair value	208	—	—	208
Financial derivatives–assets, at fair value:
TBAs	—	3,568	—	3,568
Interest rate swaps	—	65,202	—	65,202
Total financial derivatives–assets, at fair value	—	68,770	—	68,770
Total mortgage-backed securities, other investments, and financial derivatives–assets, at fair value	$208	$946,152	$15,919	$962,279
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(498)	$—	$(498)
Financial derivatives–liabilities, at fair value:
TBAs	—	(664)	—	(664)
Interest rate swaps	—	(2,373)	—	(2,373)
Futures	(82)	—	—	(82)
Total financial derivatives–liabilities, at fair value	(82)	(3,037)	—	(3,119)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(82)	$(3,535)	$—	$(3,617)

December 31, 2021:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$130,710	$—	$130,710
20-year fixed-rate mortgages	—	36,347	—	36,347
30-year fixed-rate mortgages	—	1,072,904	—	1,072,904
Adjustable rate mortgages	—	11,960	—	11,960
Reverse mortgages	—	37,297	—	37,297
Interest only securities	—	4,635	5,654	10,289
Non-Agency RMBS	—	4,595	7,259	11,854
Mortgage-backed securities, at fair value	—	1,298,448	12,913	1,311,361
Other investments, at fair value:
Preferred equity securities	309	—	—	309
Total other investments, at fair value	309	—	—	309
Financial derivatives–assets, at fair value:
TBAs	—	908	—	908
Interest rate swaps	—	5,454	—	5,454
Futures	276	—	—	276
Total financial derivatives–assets, at fair value	276	6,362	—	6,638
Total mortgage-backed securities and financial derivatives–assets, at fair value	$585	$1,304,810	$12,913	$1,318,308
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(117,195)	$—	$(117,195)
Financial derivatives–liabilities, at fair value:
TBAs	—	(350)	—	(350)
Interest rate swaps	—	(608)	—	(608)
Futures	(145)	—	—	(145)
Total financial derivatives–liabilities, at fair value	(145)	(958)	—	(1,103)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(145)	$(118,153)	$—	$(118,298)

The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value.
Year Ended December 31, 2022:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2021	$7,259	$5,654
Purchases	12,807	2,726
Proceeds from sales	(6,502)	(761)
Principal repayments	(128)	(133)
(Amortization)/accretion, net	(71)	(1,358)
Net realized gains (losses)	23	(1,062)
Change in net unrealized gains (losses)	82	1,748
Transfers:
Transfers into level 3	3,060	621
Transfers out of level 3	(4,696)	(3,350)
Ending balance as of December 31, 2022	$11,834	$4,085
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at December 31, 2022, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2022. For Level 3 financial instruments held by the Company as of December 31, 2022, change in net unrealized gains (losses) of $0.3 million and $1.2 million, for the year ended December 31, 2022 relate to non-Agency RMBS and Agency RMBS, respectively.
At December 31, 2022, the Company transferred $8.0 million of RMBS from Level 3 to Level 2 and $3.7 million of RMBS from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of December 31, 2021, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2021. For Level 3 financial instruments held by the Company as of December 31, 2021, change in net unrealized gains (losses) of $(0.2) million and $0.2 million, for the year ended December 31, 2021 relate to non-Agency RMBS and Agency RMBS, respectively.
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

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2022 and 2021:
December 31, 2022:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$10,127	Market quotes	Non-Binding Third-Party Valuation	$0.75	$81.42	$34.63
	1,707	Discounted Cash Flows
	$11,834		Yield	5.3%	21.6%	9.4%
			Projected Collateral Prepayments	25.1%	56.9%	31.1%
			Projected Collateral Losses	0.0%	8.7%	5.7%
			Projected Collateral Recoveries	1.6%	15.4%	11.1%
Agency RMBS–Interest Only Securities	2,362	Market quotes	Non-Binding Third-Party Valuation	$13.94	$18.58	$17.62
	1,723	Option Adjusted Spread ("OAS")	LIBOR OAS (2)(3)	92	5,070	644
	4,085		Projected Collateral Prepayments	21.2%	76.6%	51.5%
(1)Averages are weighted based on the fair value of the related instrument.
(2)Shown in basis points.
(3)For the range minimum, the range maximum, and the weighted average of LIBOR OAS, excludes Agency interest only securities with a negative LIBOR OAS, with a total fair value of $3 thousand. Including these securities, the weighted average was 641 basis points.
December 31, 2021:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$2,643	Market quotes	Non-Binding Third-Party Valuation	$52.43	$92.28	$88.18
	4,616	Discounted Cash Flows
	$7,259		Yield	2.2%	31.8%	6.0%
			Projected Collateral Prepayments	35.7%	79.1%	49.2%
			Projected Collateral Losses	0.0%	9.2%	5.9%
			Projected Collateral Recoveries	1.1%	14.0%	9.3%
Agency RMBS–Interest Only Securities	$3,713	Market quotes	Non-Binding Third-Party Valuation	$6.64	$15.90	$13.42
	1,941	Option Adjusted Spread ("OAS")	LIBOR OAS (2)(3)	224	5,020	953
	$5,654		Projected Collateral Prepayments	17.3%	85.4%	72.4%
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
The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$34,816	$34,816	$69,028	$69,028
Due from brokers	18,824	18,824	88,662	88,662
Reverse repurchase agreements	499	499	117,505	117,505
Liabilities:
Repurchase agreements	842,455	842,455	1,064,835	1,064,835
Due to brokers	45,666	45,666	1,959	1,959
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

The following table details the fair value of the Company's holdings of financial derivatives as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$—	$158
TBA securities sale contracts	3,568	750
Fixed payer interest rate swaps	65,202	5,165
Fixed receiver interest rate swaps	—	289
Futures	—	276
Total financial derivatives–assets, at fair value	68,770	6,638
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(664)	(182)
TBA securities sale contracts	—	(168)
Fixed payer interest rate swaps	—	(465)
Fixed receiver interest rate swaps	(2,373)	(143)
Futures	(82)	(145)
Total financial derivatives–liabilities, at fair value	(3,119)	(1,103)
Total, net	$65,651	$5,535
Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of December 31, 2022 and 2021:
December 31, 2022:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$76,575	$2,483	2.23%	4.37%	1.33
2025	59,505	4,914	0.82	4.65	2.30
2027	40,545	1,313	3.01	4.30	4.71
2028	56,338	6,210	1.64	4.42	5.60
2029	49,735	4,128	2.17	4.30	6.25
2030	97,200	6,816	2.50	4.30	7.42
2031	124,124	15,689	1.94	4.47	8.48
2032	104,377	14,525	1.74	4.30	9.13
2037	35,000	2,577	2.85	4.30	14.56
2040	500	171	0.90	4.33	17.82
2041	11,227	3,246	1.59	4.46	18.60
2049	3,633	1,058	1.89	4.32	26.83
2050	792	371	0.90	3.91	27.54
2052	10,000	1,701	2.28	4.30	29.31
Total	$669,551	$65,202	2.03%	4.38%	7.35

December 31, 2021:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$5,000	$12	0.05%	0.08%	0.08
2023	129,095	419	0.43	0.16	1.43
2024	14,700	193	0.30	0.16	2.13
2025	53,101	1,037	0.57	0.18	3.32
2027	472	(6)	1.61	0.18	5.91
2028	116,894	1,920	1.14	0.17	6.55
2031	61,024	891	1.34	0.17	9.54
2040	500	45	0.90	0.08	18.82
2041	11,227	196	1.59	0.14	19.60
2049	3,633	(155)	1.89	0.12	27.83
2050	792	148	0.90	0.12	28.54
Total	$396,438	$4,700	0.84%	0.17%	5.30
The following tables provide information about the Company's fixed receiver interest rate swaps as of December 31, 2022 and 2021.
December 31, 2022:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2032	$37,009	$(2,198)	4.30%	2.79%	9.56
2040	500	(175)	4.30	0.84	17.82
Total	$37,509	$(2,373)	4.30%	2.77%	9.67
December 31, 2021:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$5,000	$(10)	0.05%	0.06%	0.80
2023	13,200	283	0.12	1.87	1.31
2026	11,500	(77)	0.16	1.14	4.78
2040	500	(50)	0.08	0.84	18.82
Total	$30,200	$146	0.13%	1.27%	2.84

Futures
The following tables provide information about the Company's futures as of December 31, 2022 and 2021.
December 31, 2022:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Liabilities:
Long Contracts:
U.S. Treasury Futures	$64,300	$(79)	2.80
Short Contracts:
U.S. Treasury Futures	(5,400)	(3)	3.00
Total, net	$58,900	$(82)	2.81
December 31, 2021:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Assets:
Short Contracts:
U.S. Treasury Futures	$(100,500)	$276	3.00
Liabilities:
Long Contracts:
U.S. Treasury Futures	3,300	(29)	2.70
Short Contracts:
U.S. Treasury Futures	(153,500)	(116)	2.70
Total, net	$(250,700)	$131	2.82
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

As of December 31, 2022 and 2021, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	December 31, 2022				December 31, 2021
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$—	$—	$—	$—	$85,766	$88,324	$88,482	$158
Liabilities	81,759	81,498	80,834	(664)	130,641	132,419	132,237	(182)
	81,759	81,498	80,834	(664)	216,407	220,743	220,719	(24)
Sale contracts:
Assets	(258,253)	(234,384)	(230,816)	3,568	(255,987)	(270,334)	(269,584)	750
Liabilities	—	—	—	—	(156,645)	(164,510)	(164,678)	(168)
	(258,253)	(234,384)	(230,816)	3,568	(412,632)	(434,844)	(434,262)	582
Total TBA securities, net	$(176,494)	$(152,886)	$(149,982)	$2,904	$(196,225)	$(214,101)	$(213,543)	$558
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
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the years ended December 31, 2022 and 2021:

Derivative Type	Year Ended December 31, 2022	Year Ended December 31, 2021
	(In thousands)
Interest rate swaps	$653,115	$422,905
TBAs	343,695	720,268
Futures	110,415	232,792
Gains and losses on the Company's financial derivatives for the years ended December 31, 2022 and 2021 are summarized in the tables below:

	Year Ended December 31, 2022
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$626	$7,369	$7,995	$1,282	$55,119	$56,401
TBAs		19,893	19,893		2,345	2,345
Futures		21,108	21,108		(213)	(213)
Total	$626	$48,370	$48,996	$1,282	$57,251	$58,533

	Year Ended December 31, 2021
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(1,856)	$(3,218)	$(5,074)	$(355)	$8,940	$8,585
TBAs		(1,150)	(1,150)		(463)	(463)
Futures		3,698	3,698		478	478
Total	$(1,856)	$(670)	$(2,526)	$(355)	$8,955	$8,600
From time to time, the Company uses short positions in U.S. Treasury positions as a component of its interest rate hedging portfolio. As of December 31, 2022, the Company held short positions in U.S. Treasury securities, with a principal amount of $0.5 million and a fair value of $0.5 million. As of December 31, 2021, the Company held short positions in U.S. Treasury securities, with a principal amount of $118.8 million and a fair value of $117.2 million.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of December 31, 2022 and 2021, the Company had outstanding borrowings under repurchase agreements with 16 and 15 counterparties, respectively.

The following table details the Company's outstanding borrowings under repurchase agreements as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 days or less	$559,178	4.00%	14	$162,089	0.18%	13
31-60 days	207,066	2.68	43	235,321	0.21	43
61-90 days	61,492	4.00	73	114,931	0.18	72
91-120 days	—	—	—	104,361	0.17	106
121-150 days	—	—	—	148,855	0.16	133
151-180 days	—	—	—	56,337	0.15	163
181-364 days	—	—	—	242,941	0.19	238
Total Agency RMBS	827,736	3.67	26	1,064,835	0.18	111
Non-Agency RMBS:
30 days or less	4,748	5.33	4	—	—	—
31-60 days	3,503	5.88	48	—	—	—
61-90 days	6,468	5.73	66	—	—	—
Total Non-Agency RMBS	14,719	5.64	42	—	—	—
Total	$842,455	3.70%	26	$1,064,835	0.18%	111
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of December 31, 2022 and 2021, the fair value of RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $0.9 billion and $1.0 billion, respectively. Collateral transferred under outstanding borrowings under repurchase agreements as of December 31, 2022 includes RMBS in the amount of $33.0 million that were sold prior to period end but for which such sale had not yet settled. In addition as of December 31, 2022 and 2021, the Company was posting to repurchase agreement counterparties net cash collateral of $10.3 million and $77.7 million, respectively, as a result of margin calls with various repurchase agreement counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. There was no counterparty for which the amount at risk was greater than 10% of shareholders' equity as of either December 31, 2022 or 2021.
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

The following tables present information about certain assets and liabilities representing financial instruments as of December 31, 2022 and 2021. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
December 31, 2022:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$68,770	$(2,995)	$—	$(41,453)	$24,322
Reverse repurchase agreements	499	(499)	—	—	—
Liabilities:
Financial derivatives–liabilities	(3,119)	2,995	—	—	(124)
Repurchase agreements	(842,455)	499	831,685	10,271	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase and reverse repurchase agreements and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December 31, 2022 were $882.0 million. As of December 31, 2022 total cash collateral (received) pledged on financial derivative assets excludes $4.3 million, of net excess cash collateral.
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

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of December 31, 2022 and 2021, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the years ended December 31, 2022 and 2021:

	Year Ended
(In thousands except for share amounts)	December 31, 2022	December 31, 2021
Numerator:
Net income (loss)	$(30,198)	$(6,309)
Denominator:
Basic and diluted weighted average shares outstanding	13,163,106	12,683,761
Basic and diluted earnings per share	$(2.29)	$(0.50)
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
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For the years ended December 31, 2022 and 2021, the total management fee incurred was $1.8 million and $2.4 million, respectively.
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
During the years ended December 31, 2022 and 2021, the Company reimbursed the Manager $2.3 million and $2.5 million, respectively, for previously incurred operating and compensation expenses. As of both December 31, 2022 and 2021, the outstanding payable to the Manager for operating and compensation expenses was $0.4 million and is included in Accrued expenses on the Consolidated Balance Sheet.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of December 31, 2022 and 2021, there were 13,377,840 and 13,109,926 common shares outstanding, respectively. No preferred shares have been issued.
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
Detailed below is a roll forward of the Company's common shares outstanding for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31, 2022	December 31, 2021
Common Shares Outstanding (12/31/2021 and 12/31/2020, respectively)	13,109,926	12,343,542
Share Activity:
Common shares issued	268,780	738,269
Restricted common shares issued	39,155	28,115
Common shares repurchased	(40,021)	—
Common Shares Outstanding (12/31/2022 and 12/31/2021, respectively)	13,377,840	13,109,926
Unvested restricted shares outstanding (12/31/2022 and 12/31/2021, respectively)	44,804	32,567
The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at December 31, 2022:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	27,044	September 13, 2022	September 12, 2023
Partially dedicated employees:
	5,649	December 16, 2021	December 16, 2023
	6,056	December 15, 2022	December 15, 2023
	6,055	December 15, 2022	December 15, 2024
(1)Date at which such restricted shares will vest and become non-forfeitable.
As of December 31, 2022 and 2021, there were 237,740 and 268,831 shares available for future issuance under the Company's 2013 Equity Incentive Plan, respectively.

On June 13, 2018, the Company's Board of Trustees approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. During the year ended December 31, 2022, the Company repurchased 40,021 of its common shares at an aggregate cost of $0.3 million, and an average price per share of $6.56. From inception of the current share repurchase program adopted on June 13, 2018 through December 31, 2022, the Company repurchased 474,192 of its common shares at an aggregate cost of $4.4 million, and an average price per share of $9.21.
On April 2, 2021, the Company commenced an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which it was authorized to offer and sell up to $75.0 million of common shares from time to time. During the year ended December 31, 2022, the Company issued 268,780 common shares under the ATM program which provided $2.0 million of net proceeds after $0.1 million of agent commissions and offering costs. From commencement of the ATM program through December 31, 2022, the Company issued 432,049 common shares under the ATM program.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of December 31, 2022 and 2021 and management is not aware of any significant contingencies at December 31, 2022.
12. Subsequent Events
On January 9, 2023, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on February 27, 2023 to shareholders of record as of January 31, 2023.
On February 7, 2023, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on March 27, 2023 to shareholders of record as of February 28, 2023.
On March 7, 2023, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on April 25, 2023 to shareholders of record as of March 31, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2023 annual shareholders' meeting.
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
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2023 annual shareholders' meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2023 annual shareholders' meeting.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2023 annual shareholders' meeting.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2023 annual shareholders' meeting.

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
3.1
Articles of Amendment and Restatement of Ellington Residential Mortgage REIT filed on May 3, 2013 (incorporated by reference to Exhibit 3.1 of the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

3.2	Second Amended and Restated Bylaws of Ellington Residential Mortgage REIT (incorporated by reference to Exhibit 3.1 of the Company's current report on Form 8-K filed on January 5, 2023).

4.1
Specimen Common Share Certificate of Ellington Residential Mortgage REIT (incorporated by reference to Exhibit 4.1 of the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 of the Company's annual report on Form 10-K filed on March 12, 2020).

10.1+
Fifth Amended and Restated Management Agreement between Ellington Residential Mortgage REIT and Ellington Residential Mortgage Management LLC, dated as of March 13, 2018 (incorporated by reference to Exhibit 10.1 of the Company's annual report on Form 10-K (File No. 001-35986), filed on March 14, 2018).

10.2+	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

10.3+	Form of Share Award Agreement (for trustees) (incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K, filed on September 25, 2013).

10.4+	Form of Share Award Agreement (for trustees) (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2014).

10.5+	Form of Share Award Agreement (for Ellington employees) (incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed on December 18, 2015).

10.6+	Form of Share Award Agreement (for Ellington employees) (incorporated by reference to Exhibit 10.6 of the Company's annual report on Form 10-K for the year ended December 31, 2016).

10.7+	Form of Share Award Agreement (for Ellington employees) (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2019).

10.8+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 the registration statement on Form S-11 (No. 333-187662), filed on April 29, 2013).

10.9+
Registration Rights Agreement, dated as of September 24, 2012, by and among Ellington Residential Mortgage REIT, EMG Holdings, L.P. and Blackstone Tactical Opportunities EARN Holdings, L.L.C.(incorporated by reference to Exhibit 10.4 of the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

10.10
Shareholders Agreement by and among Ellington Residential Mortgage REIT, EMG Holdings, L.P., and Blackstone Tactical Opportunities EARN Holdings, L.L.C. dated May 6, 2013 (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.11
Amended and Restated Agreement of Limited Partnership of Ellington Residential Mortgage LP (incorporated by reference to Exhibit 10.6 of the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

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

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	March 10, 2023	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY
We, the undersigned officers and trustees of Ellington Residential Mortgage REIT, hereby severally constitute Laurence Penn, Daniel Margolis, Alaael-Deen Shilleh, and Christopher Smernoff, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and trustees to enable Ellington Residential Mortgage REIT to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the SEC, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ LAURENCE PENN	Chief Executive Officer, President and Trustee (Principal Executive Officer)	March 10, 2023
LAURENCE PENN

/s/ CHRISTOPHER SMERNOFF	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2023
CHRISTOPHER SMERNOFF

/s/ MICHAEL W. VRANOS	Trustee	March 10, 2023
MICHAEL W. VRANOS

/s/ ROBERT B. ALLARDICE, III	Chairman of the Board	March 10, 2023
ROBERT B. ALLARDICE, III

/s/ RONALD I. SIMON PH.D	Trustee	March 10, 2023
RONALD I. SIMON PH.D

/s/ MARY MCBRIDE	Trustee	March 10, 2023
MARY MCBRIDE

/s/ DAVID MILLER	Trustee	March 10, 2023
DAVID MILLER