Form 10-Q
period 2023-03-31
Ellington Residential Mortgage REIT
filed 2023-05-15
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of the Registrant's common shares outstanding as of May 12, 2023: 13,830,403

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2023	December 31, 2022
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$36,657	$34,816
Mortgage-backed securities, at fair value(1)	925,531	893,301
Other investments, at fair value	210	208
Due from brokers	7,198	18,824
Financial derivatives–assets, at fair value	57,665	68,770
Reverse repurchase agreements	2,528	499
Receivable for securities sold	90,053	33,452
Interest receivable	3,489	3,326
Other assets	647	436
Total Assets	$1,123,978	$1,053,632
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$875,670	$842,455
Payable for securities purchased	67,531	42,199
Due to brokers	44,704	45,666
Financial derivatives–liabilities, at fair value	2,384	3,119
U.S. Treasury securities sold short, at fair value	12,528	498
Dividend payable	1,106	1,070
Accrued expenses	1,208	1,097
Management fee payable to affiliate	433	423
Interest payable	3,437	4,696
Total Liabilities	1,009,001	941,223
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (13,830,403 and 13,377,840 shares issued and outstanding, respectively)	138	134
Additional paid-in-capital	244,472	240,940
Accumulated deficit	(129,633)	(128,665)
Total Shareholders' Equity	114,977	112,409
Total Liabilities and Shareholders' Equity	$1,123,978	$1,053,632
(1)Includes assets pledged as collateral to counterparties. See Note 6 for additional details on the Company's borrowings and related collateral.
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2023	March 31, 2022
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$9,338	$6,535
Interest expense	(9,710)	(1,103)
Total net interest income	(372)	5,432
EXPENSES
Management fees to affiliate	433	500
Professional fees	242	206
Compensation expense	181	162
Insurance expense	99	98
Other operating expenses	350	355
Total expenses	1,305	1,321
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	(15,126)	(14,170)
Net realized gains (losses) on financial derivatives	1,743	15,353
Change in net unrealized gains (losses) on securities	27,948	(50,515)
Change in net unrealized gains (losses) on financial derivatives	(10,551)	27,754
Total other income (loss)	4,014	(21,578)
NET INCOME (LOSS)	$2,337	$(17,467)
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.17	$(1.33)
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2022	13,377,840	$134	—	$—	$240,940	$(128,665)	$112,409
Common shares issued(1)	455,671	4	—	—	3,487	—	3,491
Share based compensation					45		45
Forfeiture of common shares to satisfy tax withholding obligations	(3,108)	—			—		—
Dividends declared(2)						(3,305)	(3,305)
Net income (loss)						2,337	2,337
BALANCE, March 31, 2023	13,830,403	$138	—	$—	$244,472	$(129,633)	$114,977

BALANCE, December 31, 2021	13,109,926	$131	—	$—	$238,865	$(84,771)	$154,225
Share based compensation					76		76
Dividends declared(2)						(3,933)	(3,933)
Net income (loss)						(17,467)	(17,467)
BALANCE, March 31, 2022	13,109,926	$131	—	$—	$238,941	$(106,171)	$132,901
(1)Net of discounts and commissions and offering costs.
(2)For the three-month period ended March 31, 2023 and 2022, dividends totaling $0.24 and $0.30, respectively, per common share outstanding, were declared.
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2023	March 31, 2022
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$2,337	$(17,467)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	15,126	14,170
Change in net unrealized (gains) losses on securities	(27,948)	50,515
Net realized (gains) losses on financial derivatives	(1,743)	(15,353)
Change in net unrealized (gains) losses on financial derivatives	10,551	(27,754)
Amortization of premiums and accretion of discounts, net	785	2,535
Share based compensation	45	76
(Increase) decrease in assets:
Interest receivable	(163)	974
Other assets	(236)	(323)
Increase (decrease) in liabilities:
Accrued expenses	112	(227)
Interest payable	(1,259)	(173)
Management fees payable to affiliate	10	(81)
Net cash provided by (used in) operating activities	(2,383)	6,892
Cash flows provided by (used in) investing activities:
Purchases of securities	(503,821)	(1,100,487)
Proceeds from sale of securities	432,897	804,471
Principal repayments of mortgage-backed securities	19,549	65,967
Proceeds from investments sold short	154,751	162,472
Repurchase of investments sold short	(142,811)	(261,322)
Proceeds from disposition of financial derivatives	9,101	18,526
Purchase of financial derivatives	(7,381)	(7,626)
Payments made on reverse repurchase agreements	(339,896)	(5,216,036)
Proceeds from reverse repurchase agreements	337,868	5,306,192
Due from brokers, net	749	7,327
Due to brokers, net	(6,115)	18,761
Net cash provided by (used in) investing activities	(45,109)	(201,755)

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2023	March 31, 2022
Cash flows provided by (used in) financing activities:
Net proceeds from the issuance of common shares(1)	$3,516	$—
Offering costs paid	—	(33)
Dividends paid	(3,269)	(3,933)
Borrowings under repurchase agreements	1,462,864	963,814
Repayments of repurchase agreements	(1,429,649)	(817,486)
Due from brokers, net	11,358	(251)
Due to brokers, net	4,513	(70)
Cash provided by (used in) financing activities	49,333	142,041
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,841	(52,822)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,816	69,028
CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,657	$16,206
Supplemental disclosure of cash flow information:
Interest paid	$10,969	$1,277
Dividends payable	1,106	1,311
(1)Net of discount and commissions.
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP," and Regulation S-X. Entities in which the Company has a controlling financial interest, through ownership of the majority of the entities' voting equity interests, or through other contractual rights that give the Company control, are consolidated by the Company. All inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material. In management's opinion, all material adjustments considered necessary for a fair statement of the Company's interim consolidated financial statements have been included and are only of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at March 31, 2023 and December 31, 2022. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or government-sponsored enterprise, or "GSE." The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.
By RMBS Type
March 31, 2023:

($ in thousands)				Gross Unrealized			Weighted Average
	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Agency RMBS:
15-year fixed-rate mortgages	$32,671	$350	$33,021	$156	$(1,229)	$31,948	3.47%	2.41%	3.15
20-year fixed-rate mortgages	10,463	670	11,133	—	(1,642)	9,491	2.85%	1.77%	6.53
30-year fixed-rate mortgages	870,847	(2,922)	867,925	3,482	(46,396)	825,011	3.79%	3.67%	7.71
Adjustable rate mortgages	7,797	873	8,670	—	(852)	7,818	3.76%	2.36%	4.50
Reverse mortgages	16,222	2,105	18,327	—	(1,664)	16,663	4.18%	2.70%	4.92
Interest only securities	n/a	n/a	9,438	617	(351)	9,704	3.22%	12.62%	6.04
Total Agency RMBS	938,000	1,076	948,514	4,255	(52,134)	900,635	3.73%	3.66%	7.44
Non-Agency RMBS:
Principal and interest securities	18,801	(4,426)	14,375	985	(636)	14,724	6.13%	7.30%	7.15
Interest only securities	n/a	n/a	8,099	2,076	(3)	10,172	0.20%	16.72%	9.22
Total Non-Agency RMBS	18,801	(4,426)	22,474	3,061	(639)	24,896	0.30%	10.70%	8.00
Total RMBS	$956,801	$(3,350)	$970,988	$7,316	$(52,773)	$925,531	1.97%	3.83%	7.46
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
By Estimated Weighted Average Life
As of March 31, 2023

($ in thousands)	Agency RMBS			Agency Interest Only Securities			Non-Agency RMBS
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$22,174	$22,606	3.61%	$852	$989	4.07%	$3,070	$3,020	6.67%
Greater than three years and less than seven years	294,032	305,961	4.61%	5,077	4,887	2.97%	1,994	1,728	5.02%
Greater than seven years and less than eleven years	574,725	610,509	3.39%	3,775	3,562	3.55%	18,270	16,728	0.25%
Greater than eleven years	—	—	—%	—	—	—%	1,562	998	8.50%
Total	$890,931	$939,076	3.78%	$9,704	$9,438	3.22%	$24,896	$22,474	0.30%
(1)Average lives of RMBS are generally shorter than stated contractual maturities.
(2)Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.

As of December 31, 2022:

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
The following tables reflect the components of interest income on the Company's RMBS for the three-month period ended March 31, 2023 and 2022:

	Three-Month Period Ended March 31, 2023			Three-Month Period Ended March 31, 2022
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$9,274	$(1,084)	$8,190	$9,224	$(3,018)	$6,206
Non-Agency RMBS	659	(82)	577	422	(132)	290
Total	$9,933	$(1,166)	$8,767	$9,646	$(3,150)	$6,496
For the three-month periods ended March 31, 2023 and 2022, the Catch-up Premium Amortization Adjustment was $(0.3) million and $(0.5) million, respectively.
At March 31, 2023, the Company had gross unrealized losses on RMBS of $(52.8) million, of which $(0.2) million relates primarily to adverse changes in estimated future cash flows on Agency IOs. At December 31, 2022, the Company had gross unrealized losses on RMBS of $(78.1) million, of which $(0.2) million relates primarily to adverse changes in estimated future cash flows on Agency IOs, primarily resulting from an increase in expected prepayments.
The Company determined for certain securities that a portion of such securities' cost basis is not collectible; for the three-month periods ended March 31, 2023 and 2022, the Company recognized realized losses on such securities of $(0.2) million and $(0.3) million, respectively. Such realized losses are reflected in Net realized gains (losses) on securities, on the Consolidated Statement of Operations.

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
March 31, 2023:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$31,948	$—	$31,948
20-year fixed-rate mortgages	—	9,491	—	9,491
30-year fixed-rate mortgages	—	825,011	—	825,011
Adjustable rate mortgages	—	7,818	—	7,818
Reverse mortgages	—	16,663	—	16,663
Interest only securities	—	7,153	2,551	9,704
Non-Agency RMBS	—	9,396	15,500	24,896
Mortgage-backed securities, at fair value	—	907,480	18,051	925,531
Other investments, at fair value:
Preferred equity securities	210	—	—	210
Total other investments, at fair value	210	—	—	210
Financial derivatives–assets, at fair value:
TBAs	—	274	—	274
Interest rate swaps	—	55,683	—	55,683
Futures	1,708	—	—	1,708
Total financial derivatives–assets, at fair value	1,708	55,957	—	57,665
Total mortgage-backed securities, other investments, and financial derivatives–assets, at fair value	$1,918	$963,437	$18,051	$983,406
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(12,528)	$—	$(12,528)
Financial derivatives–liabilities, at fair value:
TBAs	—	(2,119)	—	(2,119)
Interest rate swaps	—	(198)	—	(198)
Futures	(67)	—	—	(67)
Total financial derivatives–liabilities, at fair value	(67)	(2,317)	—	(2,384)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(67)	$(14,845)	$—	$(14,912)

December 31, 2022:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$45,324	$—	$45,324
20-year fixed-rate mortgages	—	9,691	—	9,691
30-year fixed-rate mortgages	—	781,754	—	781,754
Adjustable rate mortgages	—	8,663	—	8,663
Reverse mortgages	—	17,852	—	17,852
Interest only securities	—	5,228	4,085	9,313
Non-Agency RMBS	—	8,870	11,834	20,704
Mortgage-backed securities, at fair value	—	877,382	15,919	893,301
Other investments, at fair value:
Preferred equity securities	208	—	—	208
Total other investments, at fair value	208	—	—	208
Financial derivatives–assets, at fair value:
TBAs	—	3,568	—	3,568
Interest rate swaps	—	65,202	—	65,202
Total financial derivatives–assets, at fair value	—	68,770	—	68,770
Total mortgage-backed securities and financial derivatives–assets, at fair value	$208	$946,152	$15,919	$962,279
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(498)	$—	$(498)
Financial derivatives–liabilities, at fair value:
TBAs	—	(664)	—	(664)
Interest rate swaps	—	(2,373)	—	(2,373)
Futures	(82)	—	—	(82)
Total financial derivatives–liabilities, at fair value	(82)	(3,037)	—	(3,119)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(82)	$(3,535)	$—	$(3,617)

The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value.
Three-Month Period Ended March 31, 2023:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2022	$11,834	$4,085
Purchases	3,982	—
Proceeds from sales	—	—
Principal repayments	(113)	(45)
(Amortization)/accretion, net	(70)	(197)
Net realized gains (losses)	58	(183)
Change in net unrealized gains (losses)	145	145
Transfers:
Transfers into level 3	2,631	1,057
Transfers out of level 3	(2,967)	(2,311)
Ending balance as of March 31, 2023	$15,500	$2,551
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at March 31, 2023, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended March 31, 2023. For Level 3 financial instruments held by the Company as of March 31, 2023, change in net unrealized gains (losses) of $0.2 million and $25 thousand, for the three-month period ended March 31, 2023 relate to non-Agency RMBS and Agency RMBS, respectively.
At March 31, 2023, the Company transferred $5.3 million of RMBS from Level 3 to Level 2 and $3.7 million of RMBS from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of March 31, 2022, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended March 31, 2022. For Level 3 financial instruments held by the Company as of March 31, 2022, change in net unrealized gains (losses) of $0.3 million and $0.2 million, for the three-month period ended March 31, 2022 relate to non-Agency RMBS and Agency RMBS, respectively.
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

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of March 31, 2023 and December 31, 2022:
March 31, 2023:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$9,392	Market quotes	Non-Binding Third-Party Valuation	$0.79	$97.49	$73.80
	6,108	Discounted Cash Flows
	$15,500		Yield	6.2%	16.5%	8.8%
			Projected Collateral Prepayments	3.4%	64.6%	35.9%
			Projected Collateral Losses	0.0%	10.3%	4.5%
			Projected Collateral Recoveries	0.0%	15.5%	8.1%
Agency RMBS–Interest Only Securities	$936	Market quotes	Non-Binding Third-Party Valuation	$3.19	$17.53	$3.70
	1,615	Option Adjusted Spread ("OAS")	LIBOR OAS (2)(3)	36	5,076	1,660
	$2,551		Projected Collateral Prepayments	11.8%	100.0%	46.2%
(1)Averages are weighted based on the fair value of the related instrument.
(2)Shown in basis points.
(3)For the range minimum, the range maximum, and the weighted average of LIBOR OAS, excludes Agency interest only securities with a negative LIBOR OAS, with a total fair value of $0.1 million. Including these securities, the weighted average was 1579 basis points.
December 31, 2022:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$10,127	Market quotes	Non-Binding Third-Party Valuation	$0.75	$81.42	$34.63
	1,707	Discounted Cash Flows
	$11,834		Yield	5.3%	21.6%	9.4%
			Projected Collateral Prepayments	25.1%	56.9%	31.1%
			Projected Collateral Losses	0.0%	8.7%	5.7%
			Projected Collateral Recoveries	1.6%	15.4%	11.1%
Agency RMBS–Interest Only Securities	$2,362	Market quotes	Non-Binding Third-Party Valuation	$13.94	$18.58	$17.62
	1,723	Option Adjusted Spread ("OAS")	LIBOR OAS (2)(3)	92	5,070	644
	$4,085		Projected Collateral Prepayments	21.2%	76.6%	51.5%
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
The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$36,657	$36,657	$34,816	$34,816
Due from brokers	7,198	7,198	18,824	18,824
Reverse repurchase agreements	2,528	2,528	499	499
Liabilities:
Repurchase agreements	875,670	875,670	842,455	842,455
Due to brokers	44,704	44,704	45,666	45,666
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
5. Financial Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. Specifically, the Company's primary source of financing is repurchase agreements and the Company enters into financial derivative and other instruments to manage exposure to variable cash flows on portions of its borrowings under those repurchase agreements. Since the interest rates on repurchase agreements typically change with market interest rates such as the Secured Overnight Financing Rate, or "SOFR," the Company is constantly exposed to changing interest rates, which accordingly affects cash flows associated with the Company's borrowings. To mitigate the effect of changes in these interest rates and their related cash flows, the Company may enter into a variety of derivative contracts, including interest rate swaps, futures, swaptions, and TBAs. Additionally, from time to time, the Company may use short positions in U.S. Treasury securities to mitigate its interest rate risk.

The following table details the fair value of the Company's holdings of financial derivatives as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$228	$—
TBA securities sale contracts	46	3,568
Fixed payer interest rate swaps	54,141	65,202
Fixed receiver interest rate swaps	1,542	—
Futures	1,708	—
Total financial derivatives–assets, at fair value	57,665	68,770
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(22)	(664)
TBA securities sale contracts	(2,097)	—
Fixed payer interest rate swaps	(24)	—
Fixed receiver interest rate swaps	(174)	(2,373)
Futures	(67)	(82)
Total financial derivatives–liabilities, at fair value	(2,384)	(3,119)
Total, net	$55,281	$65,651
Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of March 31, 2023 and December 31, 2022:
March 31, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$76,575	$2,227	2.23%	4.88%	1.08
2025	59,505	4,213	0.82	4.91	2.06
2027	40,545	911	3.01	4.87	4.47
2028	76,338	5,352	2.09	4.95	5.26
2029	49,735	3,457	2.17	4.87	6.01
2030	97,200	5,230	2.50	4.87	7.17
2031	124,124	13,147	1.94	4.90	8.23
2032	104,377	12,197	1.74	4.87	8.88
2037	35,000	1,617	2.85	4.87	14.32
2040	500	159	0.90	4.83	17.57
2041	11,227	2,950	1.59	4.80	18.36
2049	3,633	932	1.89	4.82	26.59
2050	792	354	0.90	4.81	27.30
2052	10,000	1,371	2.28	4.87	29.06
Total	$689,551	$54,117	2.06%	4.89%	7.04

December 31, 2022:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$76,575	$2,483	2.23%	4.37%	1.33
2025	59,505	4,914	0.82	4.65	2.30
2027	40,545	1,313	3.01	4.30	4.71
2028	56,338	6,210	1.64	4.42	5.60
2029	49,735	4,128	2.17	4.30	6.25
2030	97,200	6,816	2.50	4.30	7.42
2031	124,124	15,689	1.94	4.47	8.48
2032	104,377	14,525	1.74	4.30	9.13
2037	35,000	2,577	2.85	4.30	14.56
2040	500	171	0.90	4.33	17.82
2041	11,227	3,246	1.59	4.46	18.60
2049	3,633	1,058	1.89	4.32	26.83
2050	792	371	0.90	3.91	27.54
2052	10,000	1,701	2.28	4.30	29.31
Total	$669,551	$65,202	2.03%	4.38%	7.35
The following tables provide information about the Company's fixed receiver interest rate swaps as of March 31, 2023 and December 31, 2022.
March 31, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2030	$13,000	$41	4.87%	3.31%	7.01
2032	250	(10)	4.87	2.75	9.10
2033	39,731	1,502	4.87	3.66	9.96
2040	500	(165)	4.87	0.84	17.57
Total	$53,481	$1,368	4.87%	3.54%	9.31
December 31, 2022:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2032	$37,009	$(2,198)	4.30%	2.79%	9.56
2040	500	(175)	4.30	0.84	17.82
Total	$37,509	$(2,373)	4.30%	2.77%	9.67

Futures
The following tables provide information about the Company's futures as of March 31, 2023 and December 31, 2022.
March 31, 2023:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Assets:
Long Contracts:
U.S. Treasury Futures	$59,000	$1,708	2.81
Liabilities:
Short Contracts:
U.S. Treasury Futures	(5,400)	(67)	3.03
Total, net	$53,600	$1,641	2.83
December 31, 2022:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Liabilities:
Long Contracts:
U.S. Treasury Futures	$64,300	$(79)	2.80
Short Contracts:
U.S. Treasury Futures	(5,400)	(3)	3.00
Total, net	$58,900	$(82)	2.81
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

As of March 31, 2023 and December 31, 2022, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	March 31, 2023				December 31, 2022
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$42,368	$41,729	$41,957	$228	$—	$—	$—	$—
Liabilities	24,120	23,900	23,878	(22)	81,759	81,498	80,834	(664)
	66,488	65,629	65,835	206	81,759	81,498	80,834	(664)
Sale contracts:
Assets	(37,990)	(34,364)	(34,318)	46	(258,253)	(234,384)	(230,816)	3,568
Liabilities	(183,507)	(160,608)	(162,705)	(2,097)	—	—	—	—
	(221,497)	(194,972)	(197,023)	(2,051)	(258,253)	(234,384)	(230,816)	3,568
Total TBA securities, net	$(155,009)	$(129,343)	$(131,188)	$(1,845)	$(176,494)	$(152,886)	$(149,982)	$2,904
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
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the three-month period ended March 31, 2023 and the year ended 2022:

Derivative Type	Three-Month Period Ended March 31, 2023	Year Ended December 31, 2022
	(In thousands)
Interest rate swaps	$716,928	$653,115
TBAs	345,650	343,695
Futures	68,375	110,415
Gains and losses on the Company's financial derivatives for the three-month periods ended March 31, 2023 and 2022 are summarized in the tables below:

	Three-Month Period Ended March 31, 2023
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$1,769	$(3,060)	$(1,291)	$2,432	$(9,958)	$(7,526)
TBAs		3,534	3,534		(4,749)	(4,749)
Futures		(500)	(500)		1,724	1,724
Total	$1,769	$(26)	$1,743	$2,432	$(12,983)	$(10,551)

	Three-Month Period Ended March 31, 2022
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(616)	$(811)	$(1,427)	$(43)	$18,956	$18,913
TBAs		7,726	7,726		962	962
Futures		9,054	9,054		7,879	7,879
Total	$(616)	$15,969	$15,353	$(43)	$27,797	$27,754
From time to time, the Company uses short positions in U.S. Treasury positions as a component of its interest rate hedging portfolio. As of March 31, 2023, the Company held short positions in U.S. Treasury securities, with a principal amount of $12.5 million and a fair value of $12.5 million. As of December 31, 2022, the Company held short positions in U.S. Treasury securities, with a principal amount of $0.5 million and a fair value of $0.5 million.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of both March 31, 2023 and December 31, 2022, the Company had outstanding borrowings under repurchase agreements with 16 counterparties.

The following table details the Company's outstanding borrowings under repurchase agreements as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 days or less	$522,203	4.89%	14	$559,178	4.00%	14
31-60 days	329,649	4.98	42	207,066	2.68	43
61-90 days	7,854	5.14	74	61,492	4.00	73
91-120 days	—	—	—	—	—	—
121-150 days	1,455	5.62	150	—	—	—
151-180 days	—	—	—	—	—	—
181-364 days	—	—	—	—	—	—
Total Agency RMBS	861,161	4.93	25	827,736	3.67	26
Non-Agency RMBS:
30 days or less	3,456	6.17	21	4,748	5.33	4
31-60 days	4,637	6.06	33	3,503	5.88	48
61-90 days	6,416	6.24	68	6,468	5.73	66
Total Non-Agency RMBS	14,509	6.17	46	14,719	5.64	42
Total	$875,670	4.95%	26	$842,455	3.70%	26
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of both March 31, 2023 and December 31, 2022, the fair value of RMBS transferred as collateral under outstanding borrowings under repurchase agreements was $0.9 billion. Collateral transferred under outstanding borrowings under repurchase agreements as of March 31, 2023 and December 31, 2022, includes RMBS in the amount of $76.1 million and $33.0 million, respectively, that were sold prior to period end but for which such sale had not yet settled. In addition as of March 31, 2023 and December 31, 2022, the Company was posting to repurchase agreement counterparties net cash collateral of $5.6 million and $10.3 million, respectively, as a result of margin calls with various repurchase agreement counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. There was no counterparty for which the amount at risk was greater than 10% of shareholders' equity as of either March 31, 2023 or December 31, 2022.
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

The following tables present information about certain assets and liabilities representing financial instruments as of March 31, 2023 and December 31, 2022. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
March 31, 2023:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$57,665	$(1,167)	$—	$(35,380)	$21,118
Reverse repurchase agreements	2,528	—	(2,528)	—	—
Liabilities:
Financial derivatives–liabilities	(2,384)	1,167	—	547	(670)
Repurchase agreements	(875,670)	—	881,270	(5,600)	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase and reverse repurchase agreements and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of March 31, 2023 were $934.0 million. As of March 31, 2023, total cash collateral (received) pledged on financial derivative assets and financial derivative liabilities excludes $2.8 million and $0.2 million, of net excess cash collateral.
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
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of December 31, 2022 were $882.0 million. As of December 31, 2022, total cash collateral on financial derivative assets excludes $4.3 million of net excess cash collateral.
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

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of March 31, 2023 and December 31, 2022, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three-month periods ended March 31, 2023 and 2022:

	Three-Month Period Ended
(In thousands except for share amounts)	March 31, 2023	March 31, 2022
Numerator:
Net income (loss)	$2,337	$(17,467)
Denominator:
Basic and diluted weighted average shares outstanding	13,666,707	13,109,926
Basic and diluted earnings per share	$0.17	$(1.33)
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
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For the three-month periods ended March 31, 2023 and 2022, the total management fee incurred was $0.4 million and $0.5 million, respectively.
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
During the three-month periods ended March 31, 2023 and 2022, the Company reimbursed the Manager $0.9 million and $1.1 million, respectively, for previously incurred operating and compensation expenses. As of March 31, 2023 and December 31, 2022, the outstanding payable to the Manager for operating and compensation expenses was $0.2 million and $0.4 million and is included in Accrued expenses on the Consolidated Balance Sheet.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of March 31, 2023 and December 31, 2022, there were 13,830,403 and 13,377,840 common shares outstanding, respectively. No preferred shares have been issued.
Detailed below is a roll forward of the Company's common shares outstanding for the three-month periods ended March 31, 2023 and 2022:

	Three-Month Period Ended
	March 31, 2023	March 31, 2022
Common Shares Outstanding (12/31/2022 and 12/31/2021, respectively)	13,377,840	13,109,926
Share Activity:
Common shares issued	455,671	—
Forfeiture of common shares to satisfy tax withholding obligations	(3,108)	—
Common Shares Outstanding (3/31/2023 and 3/31/2022, respectively)	13,830,403	13,109,926
Unvested restricted shares outstanding (3/31/2023 and 3/31/2022, respectively)	44,804	32,567
The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at March 31, 2023:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	27,044	September 13, 2022	September 12, 2023
Partially dedicated employees:
	5,649	December 16, 2021	December 16, 2023
	6,056	December 15, 2022	December 15, 2023
	6,055	December 15, 2022	December 15, 2024
(1)Date at which such restricted shares will vest and become non-forfeitable.
As of March 31, 2023 and December 31, 2022, there were 251,410 and 237,740 shares available for future issuance under the Company's 2013 Equity Incentive Plan, respectively.
On June 13, 2018, the Company's Board of Trustees approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. From inception of the current share repurchase program adopted on June 13, 2018 through March 31, 2023, the Company repurchased 474,192 of its common shares at an aggregate cost of $4.4 million, and an average price per share of $9.21. The Company did not repurchase any shares during either of the three-month periods ended March 31, 2023 and 2022.
On April 2, 2021, the Company commenced an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which it was authorized to offer and sell up to $75.0 million of common shares from time to time. During the three-month period ended March 31, 2023, the Company issued 455,671 common shares under the ATM program which provided $3.5 million of net proceeds after $0.1 million of agent commissions and offering costs. From commencement of the ATM program through March 31, 2023, the Company issued 887,720 common shares under the ATM program.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of March 31, 2023 and December 31, 2022 and management is not aware of any significant contingencies at March 31, 2023.
12. Subsequent Events
On April 10, 2023, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on May 25, 2023 to shareholders of record as of April 28, 2023.
On May 8, 2023, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on June 26, 2023 to shareholders of record as of May 31, 2023.

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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account all information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; our use of and dependence on leverage; future changes with respect to the Federal National Mortgage Association, or "Fannie Mae," and Federal Home Loan Mortgage Corporation, or "Freddie Mac," and related events, including the lack of certainty as to the future roles of these entities and the U.S. Government in the mortgage market and changes to legislation and regulations affecting these entities; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities we own and intend to acquire; changes in rates of default and/or recovery rates on our non-Agency assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; and risks associated with investing in real estate assets, including changes in business conditions and the general economy, such as those resulting from the economic effects related to the COVID-19 pandemic, and associated responses to the pandemic. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
We were initially formed through a strategic venture among affiliates of Ellington Management Group, L.L.C., an investment management firm and registered investment adviser with a 28-year history of investing in a broad spectrum of residential and commercial mortgage-backed securities, or "MBS," and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." We are externally managed and advised by our Manager, an affiliate of Ellington. Since our inception, the Blackstone Funds had held special non-voting membership interests in the holding company that owns our Manager. In August 2021, an Ellington affiliate purchased these special non-

voting membership interests from the Blackstone Funds.
We use leverage in both our Agency and non-Agency RMBS strategies, although we expect leverage in our non-Agency strategy to be significantly lower. We have financed our RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of March 31, 2023, we had outstanding borrowings under repurchase agreements in the amount of $875.7 million with 16 counterparties.
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
As of March 31, 2023, our book value per share was $8.31 as compared to $8.40 as of December 31, 2022.
Trends and Recent Market Developments
Market Overview
•After increasing the target range for the federal funds rate by a cumulative 4.25% in 2022, the U.S. Federal Reserve, or the “Federal Reserve,” slowed the pace of its interest rate hikes in the first quarter of 2023. At its January/February meeting, the Federal Reserve raised the target range by 25 basis points to 4.50%-4.75%, which was its smallest increase since March 2022.
In March, in response to stress in the banking system, which included the failures of Silicon Valley Bank and Signature Bank, the Federal Deposit Insurance Corporation, or “FDIC,” took steps to guarantee all deposits of those two failed banks, including for deposits above the standard limit of $250,000. Meanwhile, concerns around the solvency of Credit Suisse prompted the Swiss government to provide liquidity assistance and other financial support in conjunction with a merger of Credit Suisse into UBS. In addition, the Federal Reserve announced additional liquidity support through the creation of the Bank Term Funding Program, which provided loans of up to one year to banks and other eligible depository institutions for qualified collateral, which included U.S. Treasuries and Agency RMBS, at their par values. Other central banks around the world also announced plans to increase liquidity to financial institutions.
Later in March, at its monthly meeting, the Federal Reserve declared that the “U.S. banking system is sound and resilient” and increased the target range for the federal funds rate by an additional 25 basis points to 4.75%-5.00%. Finally, during the first quarter of 2023, the Federal Reserve continued to reinvest only principal payments that exceeded monthly caps of $60.0 billion on Treasury securities and $35.0 billion on Agency MBS.
•After rising sharply in 2022, interest rates declined in January, before rising again in February and early March. The inversion of the yield curve deepened as the yield on the 2-year Treasury in early March surpassed 5% for the first time since June 2007, and stood more than 100 basis points higher than the yield on the 10-year Treasury yield.
Then, in mid-March, concerns about stress in the banking system spurred a flight to safety which drove interest rates down going into quarter end.
Overall, the yield on the 2-year Treasury decreased by 40 basis points to 4.03% quarter over quarter, while the yield on the 10-year Treasury decreased by 41 basis points to 3.47%. Interest rate volatility also spiked significantly in mid-March, with the MOVE Index surpassing its COVID-related highs and reaching its highest level since 2008, before declining modestly into quarter end but remaining elevated.
•Mortgage rates moved in sympathy with long-term interest rates during the quarter. The Freddie Mac survey 30-year mortgage rate declined from 6.41% at the start of the year to 5.95% on January 19th, and then steadily rose to 6.74% in early March, before declining to 6.24% by quarter end. After reaching its lowest level since May 1997 in 2022, the Mortgage Bankers Association’s Refinance Index increased by 53% between December 30th and March 31st. However, Fannie Mae 30-year MBS prepayments remained extremely low, registering CPR of 3.7 in January, 4.1 in February, and 5.5 in March.
Elevated mortgage rates continued to put downward pressure on home prices. After falling by 4.5% over the second half of 2022, the S&P CoreLogic Case-Shiller US National Home Price NSA Index slid another (-0.4)% during the first two months of 2023. Meanwhile, after decreasing 28.7% in 2022, the National Association of Realtors Housing Affordability Index increased by 2.4% through February.

•SOFR rates continued to rise in the first quarter. One-month SOFR increased by 44 basis points to 4.80% at quarter end, and three-month SOFR increased by 32 basis points to 4.91%. SOFR drives many of our financing costs.
•U.S. real GDP increased at an estimated annualized rate of 1.1% in the first quarter of 2023, down from the 2.6% annualized growth rate recorded in the prior quarter. Meanwhile, the unemployment rate remained low, dropping to 3.4% in January, which was its lowest level since May 1969, and registering 3.6% in February and 3.5% in March.
•Inflation, while still elevated, continued to decline gradually the first quarter. The 12-month percentage change in the Consumer Price Index for All Urban Consumers (“CPI-U"), not seasonally adjusted, registered 6.4% in January, 6.0% in February, and 5.0% in March. This compares to 12-month percentage changes of 7.7% in October, 7.1% in November, and 6.5% in December 2022.
•After strong absolute and relative performance in January, MBS performance reversed course in mid-February and in March, as concerns in the banking sector caused volatility to surge. Overall for the first quarter, the Bloomberg Barclays U.S. MBS Index generated a positive return of 2.53% but a negative excess return (on a duration-adjusted basis) of (0.50%) relative to the Bloomberg Barclays U.S. Treasury Index. Meanwhile, the Bloomberg Barclays U.S. Corporate Bond Index generated a return of 3.50% and an excess return of 0.20%, while the Bloomberg Barclays U.S. Corporate High Yield Bond Index generated a return of 3.57% and an excess return of 1.23% for the quarter.
•U.S. equity markets finished the quarter higher overall, driven by positive performance in January and March. For the quarter, the NASDAQ rose by 16.8% and the S&P 500 was up 7.0%, while the Dow Jones Industrial Average increased by a modest 0.4%. The VIX volatility Index was relatively low in January and February, before spiking in mid-March and declining into quarter end. Meanwhile, London's FTSE 100 index increased by 2.4% and the MSCI World global equity index rose 7.3%, quarter over quarter.
Portfolio Overview and Outlook
As of March 31, 2023, our mortgage-backed securities portfolio consisted of $866.5 million of fixed-rate Agency "specified pools," $7.8 million of Agency RMBS backed by adjustable rate mortgages, or "Agency ARMs," $16.7 million of Agency reverse mortgage pools, $9.7 million of Agency interest-only securities, or "Agency IOs," $14.7 million of non-Agency RMBS, and $10.2 million of non-Agency interest-only securities, or "non-Agency IOs." Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through government-sponsored refinancing programs, and mortgages with various other characteristics.
Our Agency RMBS holdings increased by 3% to $890.9 million as of March 31, 2023, as compared to $863.3 million as of December 31, 2022, as net purchases and net gains exceeded principal paydowns. Over the same period, our holdings of interest-only securities and non-Agency RMBS also increased by $2.4 million and $2.2 million, respectively.
Our debt-to-equity ratio, adjusted for unsettled purchases and sales, decreased slightly to 7.5:1 as of March 31, 2023, as compared to 7.6:1 as of December 31, 2022. The decrease was primarily due to larger shareholders’ equity quarter over quarter, partially offset by an increase in borrowings on our larger Agency RMBS portfolio. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions. As of March 31, 2023, the majority of our borrowings were secured by specified pools.
As of March 31, 2023, we had cash and cash equivalents of $36.7 million, in addition to other unencumbered assets of $7.4 million. This compares to cash and cash equivalents of $34.8 million and other unencumbered assets of $2.9 million as of December 31, 2022.
In January, interest rates and volatility declined and Agency MBS yield spreads tightened, as the market anticipated a slower pace of interest rate hikes by the Federal Reserve. In mid-February, markets reversed course, with interest rates and volatility rising and Agency yield spreads widening, on renewed anxiety over inflation and what the Federal Reserve's response would be. Then in March, turmoil in the banking system put further pressure on Agency yield spreads. Overall for the first quarter, Agency MBS generated a negative excess return to U.S. Treasuries of (0.50%), with the most pronounced underperformance coming on low-coupon MBS due to concerns in March about future selling from distressed regional banks.
For the quarter, we had a net gain in our Agency RMBS portfolio, and positive net income overall, as net realized and unrealized gains on our specified pools exceeded net losses on our interest rate hedges and slightly negative net interest income, which was driven by sharply higher financing costs.
Average pay-ups on our existing specified pool portfolio decreased quarter over quarter, while our new purchases during the quarter consisted of pools with lower pay-ups. As a result, overall pay-ups on our specified pools decreased to 1.09% as of March 31, 2023, as compared to 1.26% as of December 31, 2022.

Our non-Agency RMBS portfolio and interest-only securities also generated positive results, driven by strong net interest income. As noted in prior quarters, we expect to continue to increase our allocation to non-Agency RMBS based on market opportunities.
Our net mortgage assets-to-equity ratio—which we define as the net aggregate market value of our mortgage-backed securities (including the underlying market values of our long and short TBA positions) divided by total shareholders' equity—increased during the quarter. The increase was driven by a larger Agency RMBS portfolio and lower net short TBA position, which more than offset the increase in shareholders' equity. From time to time, in response to market opportunities and other factors, we increase or decrease our net mortgage assets-to-equity ratio by varying the sizes of our net short TBA position and/or our long RMBS portfolio. The following table summarizes our net mortgage assets-to-equity ratio and provides additional details, for the last five quarters, to illustrate this fluctuation.

	Notional Amount of Long TBAs	Notional Amount of Short TBAs	Fair Value of Mortgage-backed Securities	Net Short TBA Underlying Market Value(1)	Net Mortgage Assets-to-Equity Ratio
($ In thousands)
March 31, 2023	$66,488	$(221,497)	$925,531	$(131,188)	6.9:1
December 31, 2022	81,759	(258,253)	893,301	(149,982)	6.6:1
September 30, 2022	20,679	(203,248)	934,668	(161,287)	7.5:1
June 30, 2022	53,043	(211,157)	947,647	(144,047)	6.8:1
March 31, 2022	65,263	(234,872)	1,094,183	(171,002)	6.9:1
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
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended March 31, 2023, December 31, 2022, September 30, 2022, June 30, 2022, and March 31, 2022.

		Three-Month Period Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Three-Month Constant Prepayment Rates	4.3	6.1	9.8	13.9	17.0
(1)Excludes recent purchases of fixed rate Agency specified pools with no prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of March 31, 2023 and December 31, 2022.

		March 31, 2023			December 31, 2022
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	1.50-1.99	$—	$—	—	$3,608	$3,153	27
	2.50–2.99	3,701	3,479	44	3,764	3,497	41
	3.00–3.49	5,847	5,632	95	15,596	14,746	50
	3.50–3.99	11,819	11,638	84	12,627	12,244	78
	4.00–4.49	11,187	11,083	55	11,712	11,539	52
	4.50–4.99	117	116	158	146	145	155
Total 15-year fixed-rate mortgages		32,671	31,948	72	47,453	45,324	56
20-year fixed-rate mortgages:
	2.00–2.49	4,505	3,850	33	4,750	4,038	30
	2.50–2.99	1,814	1,616	32	1,852	1,625	29
	3.00–3.49	1,347	1,243	37	1,362	1,236	34
	4.00–4.49	1,487	1,460	32	1,500	1,447	29
	4.50–4.99	536	536	54	563	554	51
	5.00–5.49	774	786	55	785	791	52
Total 20-year fixed-rate mortgages		10,463	9,491	36	10,812	9,691	33
30-year fixed-rate mortgages:
	2.00–2.49	46,191	38,329	26	48,278	39,718	22
	2.50–2.99	81,690	70,894	28	96,776	82,982	26
	3.00–3.49	177,793	160,663	35	175,838	156,401	32
	3.50–3.99	122,802	116,437	79	125,167	116,561	76
	4.00–4.49	161,767	157,011	60	164,444	157,268	58
	4.50–4.99	122,752	121,911	47	123,176	120,663	48
	5.00–5.49	94,998	95,379	25	86,820	86,325	25
	5.50–5.99	30,951	31,417	13	8,567	8,710	38
	6.00–6.49	15,936	16,433	7	10,610	10,887	7
	6.50–6.99	15,967	16,537	4	2,147	2,239	—
Total 30-year fixed-rate mortgages		870,847	825,011	43	841,823	781,754	44
Total fixed-rate Agency RMBS		$913,981	$866,450	44	$900,088	$836,769	44
For the three-month period ended March 31, 2023, we had total net realized and unrealized gains on our Agency securities of $12.4 million, or $0.90 per share. Our Agency portfolio turnover was approximately 23% for the three-month period ended March 31, 2023, and we recognized net realized losses of $(15.2) million.
For the three-month period ended March 31, 2023, we continued to hedge interest rate risk through the use of interest rate swaps, and short positions in TBAs, U.S. Treasury securities, and futures. We had total net realized and unrealized losses of $(9.3) million, or $(0.68) per share, on our interest rate hedging portfolio, as interest rates decreased during the quarter. These losses were partially offset by net realized and unrealized gains of $0.5 million, or $0.03 per share, on our long TBAs held for investment.

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
After giving effect to dividends declared during the three-month period ended March 31, 2023 of $0.24 per share, our book value per share decreased to $8.31 as of March 31, 2023, from $8.40 as of December 31, 2022, and we had an economic return of 1.8% for the three-month period ended March 31, 2023. Economic return for a period is computed by adding back dividends declared during the period to ending book value per share, and comparing that amount to book value per share as of the beginning of the period.
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
Financing
For the three-month period ended March 31, 2023, our average repo borrowing cost increased to 4.46%, as compared to 3.22% for the three-month period ended December 31, 2022. This increase in average repo borrowing cost was the result of increases in short-term interest rates during the three-month period ended March 31, 2023. As of March 31, 2023 and December 31, 2022, the weighted average borrowing rate on our repurchase agreements was 4.95% and 3.70%, respectively.
While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as banks, are active in providing repo financing. Most of our outstanding repo financing is still provided by banks and bank affiliates; however, we have also entered into repo agreements with non-bank dealers.
Our debt-to-equity ratio was 7.6:1 as of March 31, 2023, as compared to 7.5:1 as of December 31, 2022. Adjusted for unsettled purchases and sales, our debt-to equity ratio was 7.5:1 as of March 31, 2023, as compared to 7.6:1 as of December 31, 2022. The decrease was primarily due to larger shareholders’ equity quarter over quarter, partially offset by an increase in borrowings on our larger Agency RMBS portfolio. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
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
The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment, or "Catch-up Premium Amortization Adjustment," is made to interest income to reflect the cumulative impact of the changes in effective yields. For the three-month periods ended March 31, 2023 and 2022, we recognized a Catch-up Premium Amortization Adjustment of ($0.3) million and $(0.5) million, respectively. The Catch-up Premium Amortization Adjustment is reflected as an increase (decrease) to interest income on the Consolidated Statement of Operations.
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
Income Taxes: We made an election to be taxed as a REIT for U.S. federal income tax purposes and are generally not subject to corporate-level federal and state income tax on net income we distribute to our shareholders within the prescribed time frames. We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions, we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. See Note 2 to our consolidated financial statements for additional details on income taxes.

Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.
Financial Condition
Investment portfolio
The following tables summarize our securities portfolio as of March 31, 2023 and December 31, 2022:

	March 31, 2023					December 31, 2022
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed-rate mortgages	$32,671	$31,948	$97.79	$33,021	$101.07	$47,453	$45,324	$95.51	$48,899	$103.05
20-year fixed-rate mortgages	10,463	9,491	90.71	11,133	106.40	10,812	9,691	89.63	11,508	106.44
30-year fixed-rate mortgages	870,847	825,011	94.74	867,925	99.66	841,823	781,754	92.86	849,168	100.87
ARMs	7,797	7,818	100.27	8,670	111.20	8,696	8,663	99.62	9,595	110.34
Reverse mortgages	16,222	16,663	102.72	18,327	112.98	17,506	17,852	101.98	19,659	112.30
Total Agency RMBS	938,000	890,931	94.98	939,076	100.11	926,290	863,284	93.20	938,829	101.35
Non-Agency RMBS(2)	18,801	14,724	78.31	14,375	76.46	16,895	12,566	74.38	12,414	73.48
Total RMBS(2)	956,801	905,655	94.65	953,451	99.65	943,185	875,850	92.86	951,243	100.85
Agency IOs	n/a	9,704	n/a	9,438	n/a	n/a	9,313	n/a	9,212	n/a
Non-Agency IOs	n/a	10,172	n/a	8,099	n/a	n/a	8,138	n/a	6,289	n/a
Total mortgage-backed securities		$925,531		$970,988			$893,301		$966,744
U.S. Treasury securities sold short	(12,500)	(12,528)	100.22	(12,489)	99.91	(500)	(498)	99.60	(499)	99.80
Reverse repurchase agreements	2,528	2,528	100.00	2,528	100.00	499	499	100.00	499	100.00
Total		$915,531		$961,027			$893,302		$966,744
(1)Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.
(2)Excludes IOs.
The majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency collateralized mortgage obligations, or "CMOs." As of both March 31, 2023 and December 31, 2022, investments in non-Agency RMBS constituted a relatively small portion of our total investments, although we expect to increase our portfolio of non-Agency RMBS given current market opportunities.
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

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$228	$—
TBA securities sale contracts	46	3,568
Fixed payer interest rate swaps	54,141	65,202
Fixed receiver interest rate swaps	1,542	—
Futures	1,708	—
Total financial derivatives–assets, at fair value	57,665	68,770
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(22)	(664)
TBA securities sale contracts	(2,097)	—
Fixed payer interest rate swaps	(24)	—
Fixed receiver interest rate swaps	(174)	(2,373)
Futures	(67)	(82)
Total financial derivatives–liabilities, at fair value	(2,384)	(3,119)
Total	$55,281	$65,651
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
We generally enter into these transactions to offset the potential adverse effects of rising interest rates on short-term repurchase agreements. Our repurchase agreements generally have maturities of up to 364 days and carry interest rates that are determined by reference to a benchmark rate such as SOFR for those same periods. As each then-existing fixed-rate repo borrowing matures, it will generally be replaced with a new fixed-rate repo borrowing based on market interest rates established at that future date.
In the case of interest rate swaps, most of our contracts are structured such that we receive payments based on a variable interest rate and make payments based on a fixed interest rate. The variable interest rate on which payments are received is generally calculated based on various reset mechanisms for a benchmark rate such as SOFR. To the extent that the benchmark rates used to calculate the payments we receive on our interest rate swaps continue to be highly correlated with our repo borrowing costs, our interest rate swap contracts should help to reduce the variability of our overall repo borrowing costs, thus reducing risk to the extent we hold fixed-rate assets that are financed with repo borrowings.
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
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of March 31, 2023 and December 31, 2022. We had no other borrowings outstanding.

	March 31, 2023			December 31, 2022
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$525,659	4.90%	14	$563,926	4.01%	14
31-60 days	334,286	5.00	42	210,569	2.73	44
61-90 days	14,270	5.63	72	67,960	4.16	72
91-120 days	—	—	—	—	—	—
121-150 days	1,455	5.62	150	—	—	—
151-180 days	—	—	—	—	—	—
181-364 days	—	—	—	—	—	—
Total	$875,670	4.95%	26	$842,455	3.70%	26
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of March 31, 2023 and December 31, 2022, our total debt-to-equity ratio was 7.6:1 and 7.5:1, respectively. Collateral transferred with respect to our outstanding repo borrowings, including net cash collateral posted, had an aggregate fair value $0.9 billion as of both March 31, 2023 and December 31, 2022. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets conditions, and the timing of security purchase and sale transactions.
Shareholders' Equity
As of March 31, 2023, our shareholders' equity increased to $115.0 million from $112.4 million as of December 31, 2022. This increase principally consisted of net income of $2.3 million and net proceeds from the issuance of common shares of $3.5 million, partially offset by dividends declared of $3.3 million. As of March 31, 2023, our book value per share was $8.31, as compared to $8.40 as of December 31, 2022.

Results of Operations for the Three-Month Periods Ended March 31, 2023 and 2022
The following table summarizes our results of operations for the three-month periods ended March 31, 2023 and 2022:

	Three-Month Period Ended
(In thousands except for per share amounts)	March 31, 2023	March 31, 2022
Interest Income (Expense)
Interest income	$9,338	$6,535
Interest expense	(9,710)	(1,103)
Net interest income	(372)	5,432
Expenses
Management fees to affiliate	433	500
Other operating expenses	872	821
Total expenses	1,305	1,321
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	12,822	(64,685)
Net realized and change in net unrealized gains (losses) on financial derivatives	(8,808)	43,107
Total Other Income (Loss)	4,014	(21,578)
Net Income (Loss)	$2,337	$(17,467)
Net Income (Loss) Per Common Share	$0.17	$(1.33)
Adjusted Distributable Earnings
We calculate Adjusted Distributable Earnings as net income (loss), excluding realized and change in net unrealized gains and (losses) on securities and financial derivatives, and excluding other income or loss items that are of a non-recurring nature, if any. Adjusted Distributable Earnings includes net realized and change in net unrealized gains (losses) associated with periodic settlements on interest rate swaps. Adjusted Distributable Earnings also excludes the effect of the Catch-up Premium Amortization Adjustment on interest income. The Catch-up Premium Amortization Adjustment is a quarterly adjustment to premium amortization triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). The adjustment is calculated as of the beginning of each quarter based on our then-current assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter.
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
The following table reconciles, for the three-month periods ended March 31, 2023 and 2022, Adjusted Distributable Earnings to the line on the Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure:

	Three-Month Period Ended
(In thousands except for share amounts)	March 31, 2023	March 31, 2022
Net Income (Loss)	$2,337	$(17,467)
Adjustments:
Net realized (gains) losses on securities	15,126	14,170
Change in net unrealized (gains) losses on securities	(27,948)	50,515
Net realized (gains) losses on financial derivatives	(1,743)	(15,353)
Change in net unrealized (gains) losses on financial derivatives	10,551	(27,754)
Net realized gains (losses) on periodic settlements of interest rate swaps	1,769	(616)
Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	2,432	(43)
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	299	488
Subtotal	486	21,407
Adjusted Distributable Earnings	$2,823	$3,940
Weighted Average Shares Outstanding	13,666,707	13,109,926
Adjusted Distributable Earnings Per Share	$0.21	$0.30
Results of Operations for the Three-Month Periods Ended March 31, 2023 and 2022
Net Income (Loss)
Net income (loss) for the three-month period ended March 31, 2023 was $2.3 million, as compared to $(17.5) million for the three-month period ended March 31, 2022. The period-over-period reversal in our results of operations was primarily due total other income in the current period as compared to total other loss in the prior period. In addition, there was a significant a decline in net interest income which was driven by sharply higher financing costs.
Interest Income
Our portfolio as of both March 31, 2023 and 2022 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $8.8 million and $6.5 million in interest income on these securities for the three-month periods ended March 31, 2023 and 2022, respectively. The period-over-period increase in interest income primarily resulted from higher asset yields on both our Agency and non-Agency RMBS, in addition to higher average holdings on our non-Agency RMBS portfolio, partially offset by lower average holdings on our Agency RMBS portfolio. The Catch-up Premium Amortization Adjustment causes variability in our interest income and portfolio yields. For the three-month periods ended March 31, 2023 and 2022, we had a negative Catch-up Premium Amortization Adjustments of approximately million $(0.3) and $(0.5) million, respectively, which decreased interest income. Excluding the Catch-up Premium Amortization Adjustments, the weighted average yield of our overall portfolio was 3.66% and 2.38% for the three-month periods ended March 31, 2023 and 2022, respectively.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended March 31, 2023 and 2022:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended March 31, 2023	$8,190	$970,943	3.37%	$577	$20,675	11.16%	$8,767	$991,618	3.54%
Three-month period ended March 31, 2022	$6,206	$1,159,659	2.14%	$290	$13,372	8.68%	$6,496	$1,173,031	2.22%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.

Interest Expense
For the three-month periods ended March 31, 2023 and 2022, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the three-month period ended March 31, 2023 was $9.7 million, which primarily consisted of $9.6 million of interest expense on our repo borrowings. Our total interest expense for the three-month period ended March 31, 2022 was $1.1 million, which primarily consisted of $0.8 million of interest expense on our repo borrowings, and $0.3 million of interest expense related to our short positions in U.S. Treasury securities. The period-over-period increase in our total interest expense resulted mainly from higher rates on our repo borrowings stemming from the significant increase in short-term interest rates.
The following tables shows information related to our average cost of funds(1) on repurchase agreements for the three-month periods ended March 31, 2023 and 2022:

	Three-Month Period Ended March 31, 2023			Three-Month Period Ended March 31, 2022
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average Borrowed Funds	Interest Expense	Average Cost of Funds
(In thousands)
Agency RMBS	$851,496	$9,307	4.43%	$1,125,720	$785	0.28%
Non-Agency RMBS	14,578	215	5.98%	3,327	12	1.47%
U.S. Treasury Securities	10,772	124	4.69%	4,691	2	0.20%
Total	$876,846	$9,646	4.46%	$1,133,738	$799	0.29%
(1)This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.
Among other instruments, we use interest rate swaps and short U.S. Treasury securities to hedge against the risk of rising interest rates. The following table shows information related to the components of our average cost of funds including the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps and interest expense on short U.S. Treasury securities for the three-month periods ended March 31, 2023 and 2022:

	Repurchase Agreements			Interest Rate Swaps(1)		Short U.S. Treasury Securities(1)(2)		Total(1)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Adjustment to Average Cost of Funds	Interest expense	Adjustment to Average Cost of Funds	Interest and net periodic expense paid or payable	Adjusted Average Cost of Funds
(In thousands)
Three-month period ended March 31, 2023	$876,846	$9,646	4.46%	$(4,296)	(1.98)%	$48	0.02%	$5,398	2.50%
Three-month period ended March 31, 2022	$1,133,738	$799	0.29%	$628	0.22%	$302	0.11%	$1,729	0.62%
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
For the three-month period ended March 31, 2023, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 3.66%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 2.50%, resulting in a net interest margin of 1.16%. By comparison, for the three-month period ended March 31, 2022, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 2.38%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 0.62%, resulting in a net interest margin of 1.76%.

Management Fees
For the three-month periods ended March 31, 2023 and 2022, our management fee expense was approximately $0.4 million and $0.5 million, respectively. Management fees are calculated based on our shareholders' equity at the end of each quarter. The decrease in the management fee period over period was due to a smaller capital base as of March 31, 2023.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. For the three-month periods ended March 31, 2023 and 2022, our other operating expenses were approximately $0.9 million and $0.8 million, respectively. The increase in other operating expenses for the three-month period ended March 31, 2022 was primarily due to an increase in professional fees.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the quarter ended March 31, 2023, Other income (loss) was $4.0 million, consisting primarily of net realized and unrealized gains of $12.8 million on our securities, which were partially offset by net realized and unrealized losses of $(8.8) million on our financial derivatives. Net realized and unrealized gains of $12.8 million on our securities consisted primarily of net realized and unrealized gains of $12.4 million on our Agency RMBS, driven by higher asset prices quarter over quarter. The net realized and unrealized losses on our financial derivatives of $(8.8) million consisted of net realized and unrealized losses of $(8.3) million on our interest rate swaps and $(1.2) million on our net short positions in TBAs, partially offset by net realized and unrealized gains of $0.7 million on our U.S. Treasury futures. The net loss on our financial derivatives was primarily the result of the decrease in interest rates during the quarter.
For the three-month period ended March 31, 2022, Other income (loss) was $(21.6) million, consisting primarily of net realized and unrealized losses of $(70.1) million on our Agency RMBS, which were partially offset by net realized and unrealized gains of $4.5 million on our short U.S. Treasury securities and net realized and unrealized gains of $43.1 million on our financial derivatives. The losses on our Agency RMBS holdings were caused by significantly lower asset prices, as interest rates rose, market volatility spiked, and Agency yield spreads widened. For the three-month period ended March 31, 2022, the net realized and unrealized gains of $4.5 million on our short U.S. Treasury securities and net realized and unrealized gains $43.1 on our financial derivatives were primarily the result of the significant increase in interest rates. The net realized and unrealized gains on our financial derivatives of $43.1 million consisted of net realized and change in net unrealized gains of $17.5 million on our interest rate swaps, $16.9 million on our U.S. Treasury futures, and $8.7 million on our TBAs.
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
As of March 31, 2023 and December 31, 2022, we had $0.9 billion and $0.8 billion outstanding under our repurchase agreements, respectively. As of March 31, 2023, our outstanding repurchase agreements were with 16 counterparties.

The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of March 31, 2023 and December 31, 2022, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 5.3% and 5.5%, respectively.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
March 31, 2023	$875,670	$876,846	$897,629
December 31, 2022	842,455	899,752	906,290
September 30, 2022	938,046	928,942	940,321
June 30, 2022	950,339	1,070,229	1,087,826
March 31, 2022	1,211,163	1,133,738	1,211,163
December 31, 2021	1,064,835	1,068,384	1,088,712
September 30, 2021	1,062,197	1,114,820	1,140,182
June 30, 2021	1,135,497	1,166,954	1,196,779
March 31, 2021	1,106,724	1,040,521	1,106,724
December 31, 2020	1,015,245	1,033,128	1,050,840
September 30, 2020	1,061,640	1,030,402	1,096,065
June 30, 2020	909,821	941,242	920,712
As of March 31, 2023, we had an aggregate amount at risk under our repurchase agreements with 16 counterparties of $52.7 million. As of December 31, 2022, we had an aggregate amount at risk under our repurchase agreements with 17 counterparties of $49.8 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. If the amounts outstanding under repurchase agreements with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk under our repurchase agreements as of March 31, 2023 and December 31, 2022 does not include $(0.1) million and $1.5 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of March 31, 2023, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with three counterparties of approximately $22.3 million. As of December 31, 2022, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with three counterparties of approximately $24.5 million. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of March 31, 2023, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with eight counterparties of approximately $1.8 million. As of December 31, 2022, in connection with our forward settling TBA and

Agency pass-through certificates, we had an aggregate amount at risk with eight counterparties of approximately $4.6 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling contracts plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
As of March 31, 2023, we had cash and cash equivalents of $36.7 million.
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
Three-Month Period Ended March 31, 2023:

Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
	(In thousands)
$0.08	$1,106	March 7, 2023	March 31, 2023	April 25, 2023
0.08	1,103	February 7, 2023	February 28, 2023	March 27, 2023
0.08	1,096	January 9, 2023	January 31, 2023	February 27, 2023
Three- Month Period Ended March 31, 2022:

Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
	(In thousands)
$0.10	1,311	March 7, 2022	March 31, 2022	April 25, 2022
0.10	1,311	February 7, 2022	February 28, 2022	March 25, 2022
0.10	1,311	January 7, 2022	March 31, 2022	February 25, 2022
On April 10, 2023, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on May 25, 2023 to shareholders of record as of April 28, 2023.
On May 8, 2023, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on June 26, 2023 to shareholders of record as of May 31, 2023.
For the three-month period ended March 31, 2023, our operating activities used net cash of $2.4 million and our investing activities used net cash of $45.1 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) provided net cash of $49.1 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $1.6 million. We also received proceeds from the issuance of common shares, net of agent commissions and offering costs paid of $3.5 million. We also used $3.3 million to pay dividends. As a result of these activities, there was a increase in our cash holdings of $1.8 million, from $34.8 million as of December 31, 2022 to $36.7 million as of March 31, 2023.
For the three-month period ended March 31, 2022, our operating activities provided net cash of $6.9 million and our investing activities used net cash of $201.8 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) provided net cash of $146.0 million. Thus our operating and investing activities, when combined with our net repo financing activities, used net cash of $48.9 million. We also used $3.9 million to pay dividends. As a result of these activities, there was a decrease in our cash holdings of $52.8 million, from $69.0 million as of December 31, 2021 to $16.2 million as of March 31, 2022.
On April 2, 2021, we commenced an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $75.0 million of common shares from time to time. During the three-month period ended March 31, 2023, we issued 455,671 common shares under the ATM program which provided $3.5 million of net proceeds after $63 thousand of agent commissions and $24 thousand of offering costs. From commencement of the ATM program through March 31, 2023, we issued 887,720 common shares under the ATM program, which provided $7.4 million of net proceeds after $0.1 million of agent commissions and $0.1 million of offering costs. As of March 31, 2023, we had $67.3 million of common shares available to be issued remaining under the ATM program.
On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. Under the current repurchase program adopted on June 13, 2018, we have repurchased 474,192 common shares through May 12, 2023 at an average price per share of $9.21 and an aggregate cost of $4.4 million, and have authorization to repurchase an additional 725,808 common shares. We did not purchase any shares under this program during the three-month period ended March 31, 2023.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both March 31, 2023 and December 31, 2022, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of March 31, 2023, we had $0.9 billion of outstanding borrowings with 16 counterparties.
Off-Balance Sheet Arrangements
As of March 31, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
Interest Rate Risk
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with most of our assets and liabilities. For some securities in our portfolio, the coupon interest rates on, and therefore also the values of, such securities are highly sensitive to interest rate movements, such as inverse floating rate RMBS, which benefit from falling interest rates. Our repurchase agreements generally have maturities of up to 364 days and carry interest rates that are determined by reference to a benchmark rate such SOFR for those same periods. Whenever one of our fixed-rate repo borrowings matures, it will generally be replaced with a new fixed-rate repo borrowing based on market interest rates prevailing at such time. Subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we opportunistically hedge our interest rate risk by entering into interest rate swaps, TBAs, U.S. Treasury securities, Eurodollar and U.S. Treasury futures, and other instruments. In general, such hedging instruments are used to mitigate the interest rate risk arising from the mismatch between the duration of our financed Agency RMBS and the duration of the liabilities used to finance such assets.
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of March 31, 2023, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, excluding TBAs	$19,856	17.27%	$37,807	32.88%	$(21,765)	(18.93)%	$(45,438)	(39.52)%
Long TBAs	951	0.83%	1,720	1.50%	(1,132)	(0.98)%	(2,445)	(2.13)%
Short TBAs	(5,655)	(4.92)%	(11,053)	(9.61)%	5,913	5.14%	12,084	10.51%
Non-Agency RMBS	(312)	(0.27)%	(830)	(0.72)%	105	0.09%	2	—%
U.S. Treasury Securities, Interest Rate Swaps, and Futures	(16,350)	(14.22)%	(33,441)	(29.09)%	15,610	13.58%	30,479	26.52%
Repurchase and Reverse Repurchase Agreements	(323)	(0.28)%	(647)	(0.56)%	323	0.28%	647	0.56%
Total	$(1,833)	(1.59)%	$(6,444)	(5.60)%	$(946)	(0.82)%	$(4,671)	(4.06)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our March 31, 2023 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Business—Special Note Regarding Forward-Looking Statements."
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
Liquidity Risk
To fund our assets we may use a variety of debt alternatives in addition to equity capital that present us with liquidity risks. Certain of our assets are long-term fixed-rate assets, and we believe that liquidity risk arises from these assets with shorter-term variable rate borrowings. We seek to manage these risks, including by maintaining a prudent level of leverage, implementing interest rate hedges, maintaining sources of long-term financing, monitoring our liquidity position on a daily basis, monitoring the ongoing financial stability and future business plans of our financing counterparties, and maintaining a reasonable cushion of cash and unpledged securities in our portfolio in order to meet future margin calls.
We pledge assets, including mortgage-backed securities, as collateral to secure most of our financing arrangements. However, should the value of our collateral or the value of our derivative instruments suddenly decrease, or margin requirements increase, we may be required to post additional collateral for certain of these arrangements, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities at their scheduled maturities, which could materially harm our liquidity position and result in substantial losses. In addition, in some cases our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts would require us to post additional collateral and could reduce our ability to leverage our portfolio or may even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
Additionally, as a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore may require us to utilize debt or equity capital to finance our business and, therefore, we are exposed to risks related to the equity capital markets, and our related ability to raise capital through the issuance of our common stock, preferred stock or other equity instruments. We seek to mitigate these risks by monitoring the equity capital markets to inform our decisions on the amount, timing, and terms of capital we raise.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We and Ellington cannot provide any assurance that, whether the result of regulatory inquiries or otherwise, neither we nor Ellington nor its affiliates will become subject to investigations, enforcement actions, fines, penalties or the assertion of private litigation claims or that, if any such events were to occur, they would not materially adversely affect us. For a discussion of these and other related risks, see "Risk Factors—General Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries and proceedings, or other legal proceedings" included in Part I, Item 1A of our Annual Report on Form 10-K.
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes from these previously disclosed risk factors. See also "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	May 15, 2023	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)
ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	May 15, 2023	By:	/s/ CHRIS SMERNOFF
Christopher Smernoff Chief Financial Officer (Principal Financial and Accounting Officer)