Form 10-Q
period 2023-06-30
Ellington Residential Mortgage REIT
filed 2023-08-14
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of the Registrant's common shares outstanding as of August 10, 2023: 15,109,837

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2023	December 31, 2022
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$43,713	$34,816
Mortgage-backed securities, at fair value(1)	920,714	893,301
Other investments, at fair value	510	208
Due from brokers	17,031	18,824
Financial derivatives–assets, at fair value	70,518	68,770
Reverse repurchase agreements	12,191	499
Receivable for securities sold	14,528	33,452
Interest receivable	4,138	3,326
Other assets	646	436
Total Assets	$1,083,989	$1,053,632
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$875,030	$842,455
Payable for securities purchased	30,725	42,199
Due to brokers	49,787	45,666
Financial derivatives–liabilities, at fair value	2,481	3,119
U.S. Treasury securities sold short, at fair value	1,957	498
Dividend payable	1,150	1,070
Accrued expenses	1,386	1,097
Management fee payable to affiliate	439	423
Interest payable	4,337	4,696
Total Liabilities	967,292	941,223
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (14,378,193 and 13,377,840 shares issued and outstanding, respectively)	144	134
Additional paid-in-capital	248,355	240,940
Accumulated deficit	(131,802)	(128,665)
Total Shareholders' Equity	116,697	112,409
Total Liabilities and Shareholders' Equity	$1,083,989	$1,053,632
(1)Includes assets pledged as collateral to counterparties. See Note 6 for additional details on the Company's borrowings and related collateral.
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$10,070	$9,087	$19,408	$15,622
Interest expense	(11,686)	(1,972)	(21,396)	(3,075)
Total net interest income	(1,616)	7,115	(1,988)	12,547
EXPENSES
Management fees to affiliate	439	447	872	947
Professional fees	407	211	649	417
Compensation expense	187	191	368	353
Insurance expense	95	101	194	200
Other operating expenses	372	356	722	710
Total expenses	1,500	1,306	2,805	2,627
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	(11,580)	(15,464)	(26,706)	(29,634)
Net realized gains (losses) on financial derivatives	24,227	30,477	25,970	45,830
Change in net unrealized gains (losses) on securities	(1,780)	(28,134)	26,168	(78,649)
Change in net unrealized gains (losses) on financial derivatives	(6,548)	(3,428)	(17,099)	24,326
Total other income (loss)	4,319	(16,549)	8,333	(38,127)
NET INCOME (LOSS)	$1,203	$(10,740)	$3,540	$(28,207)
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.09	$(0.82)	$0.26	$(2.15)

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2022	13,377,840	$134	—	$—	$240,940	$(128,665)	$112,409
Common shares issued(1)	455,671	4			3,487		3,491
Share based compensation					45		45
Forfeiture of common shares to satisfy tax withholding obligations	(3,108)	—			—		—
Dividends declared(2)						(3,305)	(3,305)
Net income (loss)						2,337	2,337
BALANCE, March 31, 2023	13,830,403	138	—	—	244,472	(129,633)	114,977
Common shares issued(1)	547,790	6			3,802		3,808
Share based compensation					81		81
Dividends declared(2)						(3,372)	(3,372)
Net income (loss)						1,203	1,203
BALANCE, June 30, 2023	14,378,193	$144	—	$—	$248,355	$(131,802)	$116,697

BALANCE, December 31, 2021	13,109,926	$131	—	$—	$238,865	$(84,771)	$154,225
Share based compensation					76		76
Dividends declared(2)						(3,933)	(3,933)
Net income (loss)						(17,467)	(17,467)
BALANCE, March 31, 2022	13,109,926	131	—	—	238,941	(106,171)	132,901
Share based compensation					75		75
Repurchase of common shares	(30,532)	—			(200)		(200)
Dividends declared(2)						(3,406)	(3,406)
Net income (loss)						(10,740)	(10,740)
BALANCE, June 30, 2022	13,079,394	$131	—	$—	$238,816	$(120,317)	$118,630
(1)Net of discounts and commissions and offering costs.
(2)For the three-month period ended June 30, 2023 and 2022, dividends totaling $0.24 and $0.26, respectively, per common share outstanding, were declared. For the six-month periods ended June 30, 2023 and 2022, dividends totaling $0.48 and $0.56, respectively, per common share outstanding, were declared.
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six-Month Period Ended
	June 30, 2023	June 30, 2022
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$3,540	$(28,207)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	26,706	29,634
Change in net unrealized (gains) losses on securities	(26,168)	78,649
Net realized (gains) losses on financial derivatives	(25,970)	(45,830)
Change in net unrealized (gains) losses on financial derivatives	17,099	(24,326)
Amortization of premiums and accretion of discounts, net	1,382	2,347
Share based compensation	126	151
(Increase) decrease in assets:
Interest receivable	(812)	1,495
Other assets	(171)	(191)
Increase (decrease) in liabilities:
Accrued expenses	230	13
Interest payable	(359)	429
Management fees payable to affiliate	16	(134)
Net cash provided by (used in) operating activities	(4,381)	14,030
Cash flows provided by (used in) investing activities:
Purchases of securities	(1,088,817)	(1,575,390)
Proceeds from sale of securities	1,019,477	1,421,966
Principal repayments of mortgage-backed securities	46,618	120,047
Proceeds from investments sold short	339,797	245,786
Repurchase of investments sold short	(337,801)	(346,644)
Proceeds from disposition of financial derivatives	18,816	59,151
Purchase of financial derivatives	(12,163)	(13,653)
Payments made on reverse repurchase agreements	(1,977,897)	(6,907,422)
Proceeds from reverse repurchase agreements	1,966,205	7,013,921
Due from brokers, net	(98)	4,798
Due to brokers, net	7,317	16,593
Net cash provided by (used in) investing activities	(18,546)	39,153

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six-Month Period Ended
	June 30, 2023	June 30, 2022
Cash flows provided by (used in) financing activities:
Net proceeds from the issuance of common shares(1)	$7,360	$—
Offering costs paid	(41)	(33)
Repurchase of common shares	—	(200)
Dividends paid	(6,597)	(7,604)
Borrowings under repurchase agreements	2,735,552	2,395,320
Repayments of repurchase agreements	(2,702,977)	(2,509,816)
Due from brokers, net	1,413	37,434
Due to brokers, net	(2,886)	160
Cash provided by (used in) financing activities	31,824	(84,739)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,897	(31,556)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,816	69,028
CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,713	$37,472
Supplemental disclosure of cash flow information:
Interest paid	$21,755	$2,647
Dividends payable	1,150	1,046
(1)Net of discount and commissions.
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
•Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that the Company generally includes in this category are Agency RMBS, U.S. Treasury securities, certain non-Agency RMBS, and actively traded derivatives such as TBAs, interest rate swaps, swaptions, and other over-the-counter derivatives; and
•Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. Currently, this category includes certain RMBS, such as certain non-Agency RMBS and certain Agency interest only securities, or "IOs," where there is less price transparency.
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
Interest rate swaps and swaptions are typically valued based on internal models that use observable market data, including applicable interest rates in effect as of the measurement date; the model-generated valuations are then typically compared to counterparty valuations for reasonableness; These financial derivatives are generally designated as Level 2 instruments.
For financial derivatives with greater price transparency, such as CDS on corporate indices, market-standard pricing sources are used to obtain valuations; these financial derivatives are generally classified as Level 2
In valuing its derivatives, the Company also considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement.
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
Swaps: The Company enters into various types of swaps including interest rate swaps and credit default swaps. The primary risk associated with the Company's interest rate swap activity is interest rate risk. The primary risk associated with the Company's credit default swaps and total return swaps is credit risk. The Company is subject to interest rate risk exposure in the normal course of pursuing its investment objectives.
Interest rate swaps are contractual agreements whereby one party pays a floating interest rate on a notional principal amount and receives a fixed-rate payment on the same notional principal, or vice versa, for a fixed period of time.
A credit default swap is a contract under which one party agrees to compensate another party for the financial loss associated with the occurrence of a "credit event" in relation to a "reference amount" or notional value of a "reference asset" (usually a bond, loan, or an index or basket of bonds or loans). The definition of a credit event may vary from contract to contract. A credit event may occur (i) when the reference asset (or underlying asset, in the case of a reference asset that is an index or basket) fails to make scheduled principal or interest payments to its holders, (ii) with respect to credit default swaps referencing mortgage/asset-backed securities and indices, when the reference asset (or underlying asset, in the case of a reference asset that is an index or basket) is downgraded below a certain rating level, or (iii) with respect to credit default swaps referencing corporate entities and indices, upon an event of default of the obligor of the reference asset (or underlying obligor, in the case of a reference asset that is an index).
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
Futures Contracts: The Company enters into futures contract, typically U.S. Treasury futures contracts. A futures contract is an exchange-traded agreement to buy or sell an asset for a set price on a future date. Initial margin deposits are made upon entering into futures contracts and can be either in the form of cash or securities. During the period the futures contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking-to-market to reflect the current market value of the contract. Unrealized gains or (losses) are included in Change in net unrealized gains (losses) on financial derivatives in the Consolidated Statement of Operations. Variation margin payments are made or received periodically, depending upon whether unrealized losses or gains are incurred. When the contract is closed, the Company records a realized gain or loss equal to the difference between the proceeds of the closing transaction and the Company's basis in the contract. Realized gains or (losses) are included in Net realized gains (losses) on financial derivatives on the Consolidated Statement of Operations.
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

3. Mortgage-Backed Securities
The following tables present details of the Company's mortgage-backed securities portfolio at June 30, 2023 and December 31, 2022. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or government-sponsored enterprise, or "GSE." The non-Agency RMBS portfolio is not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and is therefore subject to greater credit risk.
By RMBS Type
June 30, 2023:

($ in thousands)		Unamortized Premium (Discount)		Gross Unrealized			Weighted Average
	Current Principal		Amortized Cost	Gains	Losses	Fair Value	Coupon(1)(2)	Yield	Life (Years)(3)
Agency RMBS:
15-year fixed-rate mortgages	$32,920	$187	$33,107	$10	$(1,588)	$31,529	3.45%	3.15%	3.21
20-year fixed-rate mortgages	11,040	667	11,707	—	(1,686)	10,021	3.16%	1.75%	6.30
30-year fixed-rate mortgages	880,519	(11,496)	869,023	913	(45,566)	824,370	3.93%	3.97%	7.60
Adjustable rate mortgages	7,282	794	8,076	—	(853)	7,223	4.06%	2.34%	4.44
Reverse mortgages	15,521	1,989	17,510	—	(1,625)	15,885	5.45%	2.65%	4.79
Interest only securities	n/a	n/a	6,913	640	(297)	7,256	3.02%	12.16%	6.36
Total Agency RMBS	947,282	(7,859)	946,336	1,563	(51,615)	896,284	3.93%	3.93%	7.35
Non-Agency RMBS:
Principal and interest securities	15,276	(2,674)	12,602	842	(431)	13,013	8.07%	8.88%	9.19
Interest only securities	n/a	n/a	9,065	2,352	—	11,417	0.22%	16.07%	9.12
Total Non-Agency RMBS	15,276	(2,674)	21,667	3,194	(431)	24,430	8.07%	11.89%	9.16
Total RMBS	$962,558	$(10,533)	$968,003	$4,757	$(52,046)	$920,714	4.00%	4.11%	7.39
(1)Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.
(2)Total Agency RMBS, total Non-Agency RMBS, and total RMBS weighted average coupon excludes interest only securities.
(3)Average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

December 31, 2022:

($ in thousands)		Unamortized Premium (Discount)		Gross Unrealized			Weighted Average
	Current Principal		Amortized Cost	Gains	Losses	Fair Value	Coupon(1)(2)	Yield	Life (Years)(3)
Agency RMBS:
15-year fixed-rate mortgages	$47,453	$1,446	$48,899	$—	$(3,575)	$45,324	3.23%	2.31%	3.71
20-year fixed-rate mortgages	10,812	696	11,508	—	(1,817)	9,691	2.84%	1.77%	6.72
30-year fixed-rate mortgages	841,823	7,345	849,168	1,316	(68,730)	781,754	3.65%	3.38%	8.38
Adjustable rate mortgages	8,696	899	9,595	—	(932)	8,663	3.58%	2.37%	4.50
Reverse mortgages	17,506	2,153	19,659	—	(1,807)	17,852	4.06%	2.73%	4.70
Interest only securities	n/a	n/a	9,212	581	(480)	9,313	3.89%	10.56%	6.63
Total Agency RMBS	926,290	12,539	948,041	1,897	(77,341)	872,597	3.63%	3.35%	7.99
Non-Agency RMBS:
Principal and interest securities	16,895	(4,481)	12,414	879	(727)	12,566	5.26%	6.65%	7.18
Interest only securities	n/a	n/a	6,289	1,849	—	8,138	0.24%	17.94%	9.58
Total Non-Agency RMBS	16,895	(4,481)	18,703	2,728	(727)	20,704	5.26%	10.45%	8.12
Total RMBS	$943,185	$8,058	$966,744	$4,625	$(78,068)	$893,301	3.66%	3.49%	7.99
(1)Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.
(2)Conformed to current period presentation. Total Agency RMBS, total Non-Agency RMBS, and total RMBS weighted average coupon excludes interest only securities.
(3)Average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.
By Estimated Weighted Average Life
As of June 30, 2023:

($ in thousands)	Agency RMBS			Agency Interest Only Securities
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$32,861	$33,912	4.43%	$476	$585	4.09%
Greater than three years and less than seven years	272,549	286,453	4.85%	2,825	2,580	2.54%
Greater than seven years and less than eleven years	583,522	618,955	3.51%	3,955	3,748	3.54%
Greater than eleven years	96	103	4.00%	—	—	—%
Total	$889,028	$939,423	3.93%	$7,256	$6,913	3.02%
(1)Average lives of RMBS are generally shorter than stated contractual maturities.
(2)Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.

($ in thousands)	Non-Agency RMBS			Non-Agency IOs
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$2,017	$2,044	7.22%	$—	$—	—%
Greater than three years and less than seven years	524	351	5.21%	—	—	—%
Greater than seven years and less than eleven years	5,894	6,240	6.77%	11,417	9,065	0.22%
Greater than eleven years	4,578	3,967	11.04%	—	—	—%
Total	$13,013	$12,602	8.07%	$11,417	$9,065	0.22%
(1)Average lives of RMBS are generally shorter than stated contractual maturities.
(2)Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.
As of December 31, 2022:

($ in thousands)	Agency RMBS			Agency Interest Only Securities
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$17,005	$17,868	3.80%	$797	$882	4.03%
Greater than three years and less than seven years	204,858	221,291	4.10%	3,937	3,827	4.13%
Greater than seven years and less than eleven years	640,207	698,391	3.48%	4,579	4,503	3.61%
Greater than eleven years	1,214	1,279	4.50%	—	—	—%
Total	$863,284	$938,829	3.63%	$9,313	$9,212	3.89%
(1)Average lives of RMBS are generally shorter than stated contractual maturities.
(2)Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.

($ in thousands)	Non-Agency RMBS			Non-Agency IOs
Estimated Weighted Average Life(1)(2)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	$2,099	$2,092	5.67%	$—	$—	—%
Greater than three years and less than seven years	1,889	1,763	4.67%	—	—	—%
Greater than seven years and less than eleven years	7,911	8,559	5.34%	8,138	6,289	0.24%
Greater than eleven years	667	—	4.71%	—	—	—%
Total	$12,566	$12,414	5.26%	$8,138	$6,289	0.24%
(1)Conformed to current period presentation.
(2)Average lives of RMBS are generally shorter than stated contractual maturities.
(3)Weighted average coupon represents the weighted average pass-through rates of the securities rather than the weighted average gross mortgage rates of the underlying collateral.

The following tables reflect the components of interest income on the Company's RMBS for the three- and six-month period ended June 30, 2023 and 2022:

	Three-Month Period Ended June 30, 2023			Three-Month Period Ended June 30, 2022
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$9,587	$(846)	$8,741	$8,990	$(561)	$8,429
Non-Agency RMBS	735	(130)	605	481	(57)	424
Total	$10,322	$(976)	$9,346	$9,471	$(618)	$8,853

	Six-Month Period Ended June 30, 2023			Six-Month Period Ended June 30, 2022
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$18,861	$(1,930)	$16,931	$18,214	$(3,579)	$14,635
Non-Agency RMBS	1,394	(212)	1,182	903	(189)	714
Total	$20,255	$(2,142)	$18,113	$19,117	$(3,768)	$15,349
For the three-month periods ended June 30, 2023 and 2022, the Catch-up Premium Amortization Adjustment was $(0.4) million and $1.6 million, respectively. For the six-month periods ended June 30, 2023 and 2022, the Catch-up Premium Amortization Adjustment was $(0.7) million and $1.1 million, respectively.
At June 30, 2023, the Company had gross unrealized losses on RMBS of $(52.0) million, of which $(0.3) million relates primarily to adverse changes in estimated future cash flows on Agency IOs. At December 31, 2022, the Company had gross unrealized losses on RMBS of $(78.1) million, of which $(0.2) million relates primarily to adverse changes in estimated future cash flows on Agency IOs, primarily resulting from an increase in expected prepayments.
The Company determined for certain securities that a portion of such securities' cost basis is not collectible; for the three- and six-month periods ended June 30, 2023, the Company recognized realized losses on such securities of $(0.2) million and $(0.4) million, respectively. For each of the three- and six-month periods ended June 30, 2022, the Company recognized a realized loss of $(0.2) million and $(0.5) million. Such realized losses are reflected in Net realized gains (losses) on securities, on the Consolidated Statement of Operations.

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
June 30, 2023:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$31,529	$—	$31,529
20-year fixed-rate mortgages	—	10,021	—	10,021
30-year fixed-rate mortgages	—	824,370	—	824,370
Adjustable rate mortgages	—	7,223	—	7,223
Reverse mortgages	—	15,885	—	15,885
Interest only securities	—	4,311	2,945	7,256
Non-Agency RMBS	—	8,093	16,337	24,430
Mortgage-backed securities, at fair value	—	901,432	19,282	920,714
Other investments, at fair value:
U.S. Treasury Securities	—	284	—	284
Preferred equity securities	226	—	—	226
Total other investments, at fair value	226	284	—	510
Financial derivatives–assets, at fair value:
TBAs	—	793	—	793
Interest rate swaps	—	69,636	—	69,636
Futures	89	—	—	89
Total financial derivatives–assets, at fair value	89	70,429	—	70,518
Total mortgage-backed securities, other investments, and financial derivatives–assets, at fair value	$315	$972,145	$19,282	$991,742
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(1,957)	$—	$(1,957)
Financial derivatives–liabilities, at fair value:
TBAs	—	(501)	—	(501)
Interest rate swaps	—	(942)	—	(942)
Futures	(657)	—	—	(657)
Credit default swaps	—	(381)	—	(381)
Total financial derivatives–liabilities, at fair value	(657)	(1,824)	—	(2,481)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(657)	$(3,781)	$—	$(4,438)

December 31, 2022:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Mortgage-backed securities, at fair value:
Agency RMBS:
15-year fixed-rate mortgages	$—	$45,324	$—	$45,324
20-year fixed-rate mortgages	—	9,691	—	9,691
30-year fixed-rate mortgages	—	781,754	—	781,754
Adjustable rate mortgages	—	8,663	—	8,663
Reverse mortgages	—	17,852	—	17,852
Interest only securities	—	5,228	4,085	9,313
Non-Agency RMBS	—	8,870	11,834	20,704
Mortgage-backed securities, at fair value	—	877,382	15,919	893,301
Other investments, at fair value:
Preferred equity securities	208	—	—	208
Total other investments, at fair value	208	—	—	208
Financial derivatives–assets, at fair value:
TBAs	—	3,568	—	3,568
Interest rate swaps	—	65,202	—	65,202
Total financial derivatives–assets, at fair value	—	68,770	—	68,770
Total mortgage-backed securities and financial derivatives–assets, at fair value	$208	$946,152	$15,919	$962,279
Liabilities:
U.S. Treasury securities sold short, at fair value	$—	$(498)	$—	$(498)
Financial derivatives–liabilities, at fair value:
TBAs	—	(664)	—	(664)
Interest rate swaps	—	(2,373)	—	(2,373)
Futures	(82)	—	—	(82)
Total financial derivatives–liabilities, at fair value	(82)	(3,037)	—	(3,119)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(82)	$(3,535)	$—	$(3,617)

The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value.
Three-Month Period Ended June 30, 2023:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of March 31, 2023	$15,500	$2,551
Purchases	1,158	—
Proceeds from sales	(4,208)	—
Principal repayments	(42)	(337)
(Amortization)/accretion, net	(45)	(174)
Net realized gains (losses)	(108)	(91)
Change in net unrealized gains (losses)	347	179
Transfers:
Transfers into level 3	3,735	817
Transfers out of level 3	—	—
Ending balance as of June 30, 2023	$16,337	$2,945
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at June 30, 2023, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended June 30, 2023. For Level 3 financial instruments held by the Company as of June 30, 2023, change in net unrealized gains (losses) of $0.3 million and $0.2 million, for the three-month period ended June 30, 2023 relate to non-Agency RMBS and Agency RMBS, respectively.
At June 30, 2023, the Company transferred $4.6 million of RMBS from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of June 30, 2022, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended June 30, 2022. For Level 3 financial instruments held by the Company as of June 30, 2022, change in net unrealized gains (losses) of $(0.1) million and $0.1 million, for the three-month period ended June 30, 2022 relate to non-Agency RMBS and Agency RMBS, respectively.
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

Six-Month Period Ended June 30, 2023:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2022	$11,834	$4,085
Purchases	10,378	—
Proceeds from sales	(1,461)	(1,484)
Principal repayments	(173)	(382)
(Amortization)/accretion, net	(160)	(384)
Net realized gains (losses)	162	(216)
Change in net unrealized gains (losses)	248	200
Transfers:
Transfers into level 3	1,751	1,331
Transfers out of level 3	(6,242)	(205)
Ending balance as of June 30, 2023	$16,337	$2,945
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at June 30, 2023, as well as Level 3 financial instruments disposed of by the Company during the six-month period ended June 30, 2023. For Level 3 financial instruments held by the Company as of June 30, 2023, change in net unrealized gains (losses) of $0.4 million and $0.3 million, for the six-month period ended June 30, 2023 relate to non-Agency RMBS and Agency RMBS, respectively.
At June 30, 2023, the Company transferred $6.4 million of RMBS from Level 3 to Level 2 and $3.1 million of RMBS from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of June 30, 2022, as well as Level 3 financial instruments disposed of by the Company during the six-month period ended June 30, 2022. For Level 3 financial instruments held by the Company as of June 30, 2022, change in net unrealized gains (losses) of $0.3 million and $0.3 million, for the six-month period ended June 30, 2022 relate to non-Agency RMBS and Agency RMBS, respectively.
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

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of June 30, 2023 and December 31, 2022:
June 30, 2023:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$10,145	Market quotes	Non-Binding Third-Party Valuation	$0.78	$96.58	$38.61
	6,192	Discounted Cash Flows
	$16,337		Yield	6.1%	16.7%	9.8%
			Projected Collateral Prepayments	2.4%	63.2%	45.0%
			Projected Collateral Losses	0.6%	9.3%	2.8%
			Projected Collateral Recoveries	0.0%	15.0%	4.5%
Agency RMBS–Interest Only Securities	$1,212	Market quotes	Non-Binding Third-Party Valuation	$3.34	$17.89	$6.60
	1,733	Option Adjusted Spread ("OAS")	LIBOR OAS (2)(3)	36	5,076	1,407
	$2,945		Projected Collateral Prepayments	10.6%	100.0%	63.3%
(1)Averages are weighted based on the fair value of the related instrument.
(2)Shown in basis points.
(3)For the range minimum, the range maximum, and the weighted average of LIBOR OAS, excludes Agency interest only securities with a negative LIBOR OAS, with a total fair value of $0.1 million. Including these securities, the weighted average was 1351 basis points.
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
The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$43,713	$43,713	$34,816	$34,816
Due from brokers	17,031	17,031	18,824	18,824
Reverse repurchase agreements	12,191	12,191	499	499
Liabilities:
Repurchase agreements	875,030	875,030	842,455	842,455
Due to brokers	49,787	49,787	45,666	45,666
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

The following table details the fair value of the Company's holdings of financial derivatives as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$11	$—
TBA securities sale contracts	782	3,568
Fixed payer interest rate swaps	69,395	65,202
Fixed receiver interest rate swaps	241	—
Futures	89	—
Total financial derivatives–assets, at fair value	70,518	68,770
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(501)	(664)
Fixed payer interest rate swaps	(8)	—
Fixed receiver interest rate swaps	(934)	(2,373)
Futures	(657)	(82)
Credit default swaps	(381)	—
Total financial derivatives–liabilities, at fair value	(2,481)	(3,119)
Total, net	$68,037	$65,651
Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of June 30, 2023 and December 31, 2022:
June 30, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$73,693	$2,106	2.27%	5.09%	0.84
2025	60,367	4,678	0.75	5.07	1.81
2026	7,500	97	3.96	5.09	2.94
2027	40,545	1,981	3.01	5.09	4.22
2028	95,147	7,845	2.24	5.08	4.98
2029	49,735	4,532	2.17	5.09	5.76
2030	97,200	7,325	2.50	5.09	6.92
2031	123,515	15,889	1.81	5.08	7.98
2032	104,377	15,516	1.74	5.09	8.63
2033	11,800	15	3.55	5.09	10.01
2037	35,000	2,902	2.85	5.09	14.07
2040	500	176	0.90	5.08	17.32
2041	10,961	3,150	1.33	5.06	18.11
2049	3,564	1,032	1.63	5.06	26.34
2050	780	364	0.64	5.06	27.05
2052	10,000	1,779	2.28	5.09	28.81
Total	$724,684	$69,387	2.10%	5.08%	6.77

December 31, 2022:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$76,575	$2,483	2.23%	4.37%	1.33
2025	59,505	4,914	0.82	4.65	2.30
2027	40,545	1,313	3.01	4.30	4.71
2028	56,338	6,210	1.64	4.42	5.60
2029	49,735	4,128	2.17	4.30	6.25
2030	97,200	6,816	2.50	4.30	7.42
2031	124,124	15,689	1.94	4.47	8.48
2032	104,377	14,525	1.74	4.30	9.13
2037	35,000	2,577	2.85	4.30	14.56
2040	500	171	0.90	4.33	17.82
2041	11,227	3,246	1.59	4.46	18.60
2049	3,633	1,058	1.89	4.32	26.83
2050	792	371	0.90	3.91	27.54
2052	10,000	1,701	2.28	4.30	29.31
Total	$669,551	$65,202	2.03%	4.38%	7.35
The following tables provide information about the Company's fixed receiver interest rate swaps as of June 30, 2023 and December 31, 2022.
June 30, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$1,500	$(9)	5.06%	4.54%	1.96
2026	7,500	(75)	5.06	4.06	2.96
2028	70	(2)	5.09	3.45	4.85
2030	13,000	(378)	5.09	3.31	6.76
2032	250	(17)	5.09	2.75	8.85
2033	44,151	(30)	5.09	3.61	9.72
2040	500	(182)	5.09	0.84	17.32
Total	$66,971	$(693)	5.09%	3.60%	8.26
December 31, 2022:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2032	$37,009	$(2,198)	4.30%	2.79%	9.56
2040	500	(175)	4.30	0.84	17.82
Total	$37,509	$(2,373)	4.30%	2.77%	9.67

Futures
The following tables provide information about the Company's futures as of June 30, 2023 and December 31, 2022.
June 30, 2023:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Assets:
Long Contracts:
U.S. Treasury Futures	$3,300	$35	2.73
Short Contracts:
U.S. Treasury Futures	(5,400)	54	3.03
Liabilities:
Long Contracts:
U.S. Treasury Futures	55,700	(657)	2.82
Total, net	$53,600	$(568)	2.83
December 31, 2022:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Liabilities:
Long Contracts:
U.S. Treasury Futures	$64,300	$(79)	2.80
Short Contracts:
U.S. Treasury Futures	(5,400)	(3)	3.00
Total, net	$58,900	$(82)	2.81
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

As of June 30, 2023 and December 31, 2022, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	June 30, 2023				December 31, 2022
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$17,500	$17,137	$17,148	$11	$—	$—	$—	$—
Liabilities	99,509	97,774	97,273	(501)	81,759	81,498	80,834	(664)
	117,009	114,911	114,421	(490)	81,759	81,498	80,834	(664)
Sale contracts:
Assets	(243,532)	(217,688)	(216,906)	782	(258,253)	(234,384)	(230,816)	3,568
Total TBA securities, net	$(126,523)	$(102,777)	$(102,485)	$292	$(176,494)	$(152,886)	$(149,982)	$2,904
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
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the six-month period ended June 30, 2023 and the year ended 2022:

Derivative Type	Six-Month Period Ended June 30, 2023	Year Ended December 31, 2022
	(In thousands)
Interest rate swaps	$738,351	$653,115
TBAs	353,443	343,695
Futures	66,671	110,415
Credit default swaps	7,143	—
Gains and losses on the Company's financial derivatives for the three- and six-month periods ended June 30, 2023 and 2022 are summarized in the tables below:

	Three-Month Period Ended June 30, 2023
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$3,942	$19,703	$23,645	$1,118	$(7,476)	$(6,358)
TBAs		266	266		2,137	2,137
Futures		334	334		(2,209)	(2,209)
Credit Default Swaps		$(18)	$(18)		$(118)	$(118)
Total	$3,942	$20,285	$24,227	$1,118	$(7,666)	$(6,548)

	Three-Month Period Ended June 30, 2022
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(232)	$9,339	$9,107	$(328)	$7,973	$7,645
TBAs		9,075	9,075		(3,022)	(3,022)
Futures		12,295	12,295		(8,051)	(8,051)
Total	$(232)	$30,709	$30,477	$(328)	$(3,100)	$(3,428)

	Six-Month Period Ended June 30, 2023
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$5,711	$16,643	$22,354	$3,550	$(17,433)	$(13,883)
TBAs		3,799	3,799		(2,613)	(2,613)
Futures		(165)	(165)		(485)	(485)
Credit Default Swaps		(18)	(18)		(118)	(118)
Total	$5,711	$20,259	$25,970	$3,550	$(20,649)	$(17,099)

	Six-Month Period Ended June 30, 2022
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(848)	$8,527	$7,679	$(371)	$26,929	$26,558
TBAs		16,802	16,802		(2,060)	(2,060)
Futures		21,349	21,349		(172)	(172)
Total	$(848)	$46,678	$45,830	$(371)	$24,697	$24,326
At June 30, 2023, the Company purchased protection on credit default swaps on corporate bond indices with a notional value of $25.0 million and a fair value of $(0.4) million; the weighted average remaining maturity on such contracts was 4.98 years.
From time to time, the Company uses short positions in U.S. Treasury positions as a component of its interest rate hedging portfolio. As of June 30, 2023, the Company held short positions in U.S. Treasury securities, with a principal amount of $2.0 million and a fair value of $2.0 million. As of December 31, 2022, the Company held short positions in U.S. Treasury securities, with a principal amount of $0.5 million and a fair value of $0.5 million.

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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of June 30, 2023 and December 31, 2022, the Company had outstanding borrowings under repurchase agreements with 18 and 16 counterparties, respectively.
The following table details the Company's outstanding borrowings under repurchase agreements as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 days or less	$665,056	5.27%	13	$559,178	4.00%	14
31-60 days	154,152	5.25	47	207,066	2.68	43
61-90 days	2,850	5.56	63	61,492	4.00	73
121-150 days	29,780	5.26	136	—	—	—
Total Agency RMBS	851,838	5.27	24	827,736	3.67	26
Non-Agency RMBS:
30 days or less	2,504	6.74	9	4,748	5.33	4
31-60 days	5,116	5.73	52	3,503	5.88	48
61-90 days	5,768	7.28	77	6,468	5.73	66
Total Non-Agency RMBS	13,388	6.59	54	14,719	5.64	42
U.S. Treasury Securities
30 days or less	9,804	5.29	3	—	—	—
Total U.S. Treasury Securities	9,804	5.29	3	—	—	—
Total	$875,030	5.29%	24	$842,455	3.70%	26
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.

As of both June 30, 2023 and December 31, 2022, the fair value of securities transferred as collateral under outstanding borrowings under repurchase agreements was $0.9 billion. Collateral transferred under outstanding borrowings under repurchase agreements as of December 31, 2022, includes RMBS in the amount of $33.0 million, that were sold prior to period end but for which such sale had not yet settled. In addition as of June 30, 2023 and December 31, 2022, the Company was posting to repurchase agreement counterparties net cash collateral of $11.7 million and $10.3 million, respectively, as a result of margin calls with various repurchase agreement counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. There was no counterparty for which the amount at risk was greater than 10% of shareholders' equity as of either June 30, 2023 or December 31, 2022.
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
The following tables present information about certain assets and liabilities representing financial instruments as of June 30, 2023 and December 31, 2022. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
June 30, 2023:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$70,518	$(1,684)	$—	$(68,516)	$318
Reverse repurchase agreements	12,191	(10,130)	(2,061)	—	—
Liabilities:
Financial derivatives–liabilities	(2,481)	1,684	—	796	(1)
Repurchase agreements	(875,030)	10,130	853,156	11,744	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase and reverse repurchase agreements and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of June 30, 2023 were $0.9 billion. As of June 30, 2023, total cash collateral (received) pledged on financial derivative assets and financial derivative liabilities excludes $(14.5) million and $6.0 million, of net excess cash collateral.
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
8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of June 30, 2023 and December 31, 2022, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three- and six-month periods ended June 30, 2023 and 2022:

	Three-Month Period Ended		Six-Month Period Ended
(In thousands except for share amounts)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Numerator:
Net income (loss)	$1,203	$(10,740)	$3,540	$(28,207)
Denominator:
Basic and diluted weighted average shares outstanding	13,935,821	13,106,585	13,802,007	13,108,246
Basic and diluted earnings per share	$0.09	$(0.82)	$0.26	$(2.15)
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
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For each of the three-month periods ended June 30, 2023 and 2022, the total management fee incurred was $0.4 million. For each of the six-month periods ended June 30, 2023 and 2022, the total management fee incurred was $0.9 million.

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
During each of the six-month periods ended June 30, 2023 and 2022, the Company reimbursed the Manager $1.4 million for previously incurred operating and compensation expenses. As of both June 30, 2023 and December 31, 2022, the outstanding payable to the Manager for operating and compensation expenses was $0.4 million and is included in Accrued expenses on the Consolidated Balance Sheet.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of June 30, 2023 and December 31, 2022, there were 14,378,193 and 13,377,840 common shares outstanding, respectively. No preferred shares have been issued.

Detailed below is a roll forward of the Company's common shares outstanding for the three- and six-month periods ended June 30, 2023 and 2022:

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Common Shares Outstanding (3/31/2023, 3/31/2022, 12/31/2022, and 12/31/2021, respectively)	13,830,403	13,109,926	13,377,840	13,109,926
Share Activity:
Common shares repurchased	—	(30,532)	—	(30,532)
Common shares issued	547,790	—	1,003,461	—
Forfeiture of common shares to satisfy tax withholding obligations	—	—	(3,108)	—
Common Shares Outstanding (6/30/2023, 6/30/2022, 6/30/2023, and 6/30/2022, respectively)	14,378,193	13,079,394	14,378,193	13,079,394
Unvested restricted shares outstanding (6/30/2023, 6/30/2022, 6/30/2023, and 6/30/2022, respectively)	44,804	32,567	44,804	32,567
The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at June 30, 2023:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	27,044	September 13, 2022	September 12, 2023
Partially dedicated employees:
	5,649	December 16, 2021	December 16, 2023
	6,056	December 15, 2022	December 15, 2023
	6,055	December 15, 2022	December 15, 2024
(1)Date at which such restricted shares will vest and become non-forfeitable.
On May 16, 2023, the Company's 2023 Equity Incentive Plan became effective and replaced the Company's 2013 Equity Incentive Plan. Awards previously granted under the 2013 Equity Incentive Plan remain outstanding and valid in accordance with their terms, but no new awards will be granted under the 2013 Equity Incentive Plan. As of June 30, 2023, there were 970,319 shares available for future issuance under the Company's 2023 Equity Incentive Plan.
On June 13, 2018, the Company's Board of Trustees approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. During the three- and six-month periods ended June 30, 2022, the Company repurchased 30,532 of its common shares at an aggregate cost of $0.2 million, and an average price of per share of $6.57. From inception of the current share repurchase program adopted on June 13, 2018 through June 30, 2023, the Company repurchased 474,192 of its common shares at an aggregate cost of $4.4 million, and an average price per share of $9.21. The Company did not repurchase any shares during the three- and six-month period ended June 30, 2023.
On April 2, 2021, the Company commenced an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which it was authorized to offer and sell up to $75.0 million of common shares from time to time. During the three-month period ended June 30, 2023, the Company issued 547,790 common shares under the ATM program, which provided $3.8 million of net proceeds after $0.1 million of agent commissions and offering costs. During the six-month period ended June 30, 2023, the Company issued 1,003,461 common shares under the ATM program, which provided $7.3 million of net proceeds after $0.2 million of agent commissions and offering costs. From commencement of the ATM program through June 30, 2023, the Company issued 1,435,510 common shares under the ATM program.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of June 30, 2023 and December 31, 2022 and management is not aware of any significant contingencies at June 30, 2023.
12. Subsequent Events
On July 10, 2023, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on August 25, 2023 to shareholders of record as of July 31, 2023.
On August 7, 2023, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on September 25, 2023 to shareholders of record as of August 31, 2023.

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
We use leverage in both our Agency and non-Agency RMBS strategies, although we expect leverage in our non-Agency strategy to be significantly lower. We have financed our RMBS exclusively through repurchase agreements, which we account for as collateralized borrowings. As of June 30, 2023, we had outstanding borrowings under repurchase agreements in the amount of $875.0 million with 18 counterparties.
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
As of June 30, 2023, our book value per share was $8.12 as compared to $8.31 and $8.40 as of March 31, 2023 and December 31, 2022, respectively.
Trends and Recent Market Developments
Market Overview
•After interest rate hikes at ten consecutive meetings—including a 25-basis-point increase in May 2023—the U.S. Federal Reserve, or the “Federal Reserve,” paused in June, maintaining the target range for the federal funds rate at 5.00%–5.25%. However, at a press conference following the June meeting, Chair Powell acknowledged the likelihood of future rate increases by noting that “nearly all Committee participants view it as likely that some further rate increases will be appropriate this year to bring inflation down to 2 percent over time.” During the second quarter, the Federal Reserve also continued to reinvest only principal payments that exceeded monthly caps of $60.0 billion on U.S. Treasury securities and $35.0 billion on Agency RMBS.
•After trading in a relatively tight range in April and early May, interest rates rose steadily in the second half of the second quarter, and the inversion of the yield curve deepened. Overall, the yield on the 2-year Treasury increased by 87 basis points to 4.90%, quarter over quarter, while the yield on the 10-year Treasury increased by 37 basis points to 3.84%. Meanwhile, interest rate volatility, as measured by the MOVE Index, declined during the quarter, particularly in June following the resolution of the debt ceiling dispute.
•SOFR rates continued to rise in the second quarter. One-month SOFR increased by 34 basis points to 5.14% at quarter end, and three-month SOFR increased by 36 basis points to 5.27%. SOFR drives many of our financing costs.
•Mortgage rates rose during the second quarter, with the Freddie Mac survey 30-year mortgage rate increasing from 6.24% on March 30th to 6.70% on June 29th. The Mortgage Bankers Association’s Refinance Index remained at historically depressed levels, decreasing by 11.7% from March 31st to June 30th, and overall prepayment speeds remained low. Fannie Mae 30-year MBS registered CPRs of 5.1 in April, 6.2 in May, and 6.4 in June.
•After falling by 4.5% over the second half of 2022, the S&P CoreLogic Case-Shiller US National Home Price NSA Index increased by 3.7% year-to-date through May 2023. Meanwhile, after decreasing by 28.7% in 2022, the National Association of Realtors Housing Affordability Index declined an additional 7.5% year-to-date through May 2023, as higher mortgage rates and near-record high home prices continued to stress housing affordability.
•U.S. real GDP increased at an estimated annualized rate of 2.4% in the second quarter of 2023, up from the 2.0% annualized growth rate recorded in the prior quarter. Meanwhile, the unemployment rate remained low, registering 3.4% in April, 3.7% in May, and 3.6% in June.
•Inflation, while still elevated, continued to decline in the second quarter. The 12-month percentage change in the Consumer Price Index for All Urban Consumers (“CPI-U"), not seasonally adjusted, registered 4.9% in April, 4.0% in May, and 3.0% in June. This compared to 12-month percentage changes of 6.4% in January, 6.0% in February, and 5.0% in March 2023.
•During the second quarter, the Bloomberg Barclays U.S. MBS Index generated a negative return of (0.66%) but a positive excess return (on a duration-adjusted basis) of 0.79% relative to the Bloomberg Barclays U.S. Treasury Index, driven by strong outperformance in June. Meanwhile, the Bloomberg Barclays U.S. Corporate Bond Index generated a negative return of (0.30%), but a positive excess return of 1.35%, while the Bloomberg Barclays U.S. Corporate High Yield Bond Index generated a positive return of 1.81% and a positive excess return of 2.88% for the quarter.
•U.S. equity markets performed well in the second quarter, with the NASDAQ rising by 12.8%, the S&P 500 up 8.3%, and the Dow Jones Industrial Average increasing by 3.4%, while the VIX volatility Index declined. Meanwhile, London's FTSE 100 index decreased by 1.3% and the MSCI World global equity index fell 6.3%, quarter over quarter.

Portfolio Overview and Outlook
As of June 30, 2023, our mortgage-backed securities portfolio consisted of $865.9 million of fixed-rate Agency "specified pools," $7.2 million of Agency RMBS backed by adjustable rate mortgages, or "Agency ARMs," $15.9 million of Agency reverse mortgage pools, $7.3 million of Agency interest-only securities, or "Agency IOs," $13.0 million of non-Agency RMBS, and $11.4 million of non-Agency interest-only securities, or "non-Agency IOs." Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through government-sponsored refinancing programs, and mortgages with various other characteristics.
The size of our Agency RMBS holdings was essentially unchanged at $889.0 million as of June 30, 2023, as compared to $890.9 million as of March 31, 2023, as net purchases were roughly offset by principal paydowns and net losses. Similarly, our aggregate holdings of non-Agency RMBS and interest-only securities decreased only slightly over the same period.
Our debt-to-equity ratio was largely unchanged quarter over quarter as well. Our debt-to-equity ratio, adjusted for unsettled purchases and sales, was 7.6:1 as of June 30, 2023, as compared to 7.5:1 as of March 31, 2023. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions. As of June 30, 2023, the majority of our borrowings were secured by specified pools.
As of June 30, 2023, we had cash and cash equivalents of $43.7 million, in addition to other unencumbered assets of $7.2 million. This compares to cash and cash equivalents of $36.7 million and other unencumbered assets of $7.4 million as of March 31, 2023.
In April, FDIC-directed sales of RMBS from failed regional banks commenced, which pressured yield spreads in the month but also attracted investor interest, in turn driving strong RMBS demand into May even as interest rate volatility remained elevated. Then in June, following resolution of the debt ceiling dispute, yield spreads tightened and volatility declined into quarter end. Overall for the second quarter, Agency RMBS generated a positive excess return relative to U.S. Treasuries of 0.79%.
Low-coupon RMBS (i.e., with passthrough rates 2.5% and lower) comprised a meaningful portion of the holdings of the failed regional banks. In March, concerns about potential distressed selling of these holdings caused low-coupon RMBS to underperform sharply. The FDIC-directed sales were well absorbed by the market, however, and low-coupon RMBS outperformed in the second quarter. We hold limited low-coupon RMBS investments, which was beneficial in the first quarter as that cohort underperformed, but also meant that we did not benefit from their relative outperformance in the second quarter.
For the second quarter, we had a net gain on our Agency RMBS portfolio, as net gains on our interest rate hedges exceeded net losses on our Agency RMBS and negative net interest income, which was driven by sharply higher financing costs.
Average pay-ups on our existing specified pool portfolio decreased quarter over quarter, while the pools that we sold during the quarter had higher pay-ups than the held population. As a result, overall pay-ups on our specified pools decreased to 0.98% as of June 30, 2023, as compared to 1.09% as of March 31, 2023.
Our non-Agency RMBS portfolio and interest-only securities also generated positive results for the quarter, driven by strong net interest income and net gains. As noted in prior quarters, we may increase our allocation to non-Agency RMBS based on market opportunities.

Our net mortgage assets-to-equity ratio—which we define as the net aggregate market value of our mortgage-backed securities (including the underlying market values of our long and short TBA positions) divided by total shareholders' equity—increased slightly during the quarter, driven by a lower net short TBA position. From time to time, in response to market opportunities and other factors, we increase or decrease our net mortgage assets-to-equity ratio by varying the sizes of our net short TBA position and/or our long RMBS portfolio. The following table summarizes our net mortgage assets-to-equity ratio and provides additional details, for the last five quarters, to illustrate this fluctuation.

	Notional Amount of Long TBAs	Notional Amount of Short TBAs	Fair Value of Mortgage-backed Securities	Net Short TBA Underlying Market Value(1)	Net Mortgage Assets-to-Equity Ratio
($ In thousands)
June 30, 2023	$117,009	$(243,532)	$920,714	$(102,485)	7.0:1
March 31, 2023	66,488	(221,497)	925,531	(131,188)	6.9:1
December 31, 2022	81,759	(258,253)	893,301	(149,982)	6.6:1
September 30, 2022	20,679	(203,248)	934,668	(161,287)	7.5:1
June 30, 2022	53,043	(211,157)	947,647	(144,047)	6.8:1
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
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended June 30, 2023, March 31, 2023, December 31, 2022, September 30, 2022, and June 30, 2022.

	Three-Month Period Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Three-Month Constant Prepayment Rates(1)	7.4	4.3	6.1	9.8	13.9
(1)Excludes recent purchases of fixed rate Agency specified pools with no prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of June 30, 2023 and March 31, 2023.

		June 30, 2023			March 31, 2023
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	2.50–2.99	$4,681	$4,325	45	$3,701	$3,479	44
	3.00–3.49	5,476	5,194	98	5,847	5,632	95
	3.50–3.99	11,301	10,868	87	11,819	11,638	84
	4.00–4.49	11,371	11,052	54	11,187	11,083	55
	4.50–4.99	91	90	161	117	116	158
Total 15-year fixed-rate mortgages		32,920	31,529	72	32,671	31,948	72
20-year fixed-rate mortgages:
	2.00–2.49	4,447	3,776	36	4,505	3,850	33
	2.50–2.99	1,770	1,558	35	1,814	1,616	32
	3.00–3.49	1,175	1,073	40	1,347	1,243	37
	4.00–4.49	1,417	1,367	35	1,487	1,460	32
	4.50–4.99	527	519	57	536	536	54
	5.00–5.49	701	699	58	774	786	55
	6.50–6.99	1,003	1,029	—	—	—	—
Total 20-year fixed-rate mortgages		11,040	10,021	35	10,463	9,491	36
30-year fixed-rate mortgages:
	2.00–2.49	51,132	41,888	29	46,191	38,329	26
	2.50–2.99	53,891	45,916	32	81,690	70,894	28
	3.00–3.49	175,741	155,938	38	177,793	160,663	35
	3.50–3.99	124,410	115,720	79	122,802	116,437	79
	4.00–4.49	150,098	143,129	68	161,767	157,011	60
	4.50–4.99	111,289	108,454	52	122,752	121,911	47
	5.00–5.49	98,784	97,376	26	94,998	95,379	25
	5.50–5.99	69,693	69,603	8	30,951	31,417	13
	6.00–6.49	20,941	21,207	8	15,936	16,433	7
	6.50–6.99	24,540	25,139	4	15,967	16,537	4
Total 30-year fixed-rate mortgages		880,519	824,370	44	870,847	825,011	43
Total fixed-rate Agency RMBS		$924,479	$865,920	45	$913,981	$866,450	44
For the three-month period ended June 30, 2023, we had total net realized and unrealized losses on our Agency securities of $(14.2) million, or $(1.02) per share. Our Agency portfolio turnover was approximately 19% for the three-month period ended June 30, 2023, and we recognized net realized losses of $(12.0) million.
For the three-month period ended June 30, 2023, we continued to hedge interest rate risk through the use of interest rate swaps, and short positions in TBAs, U.S. Treasury securities, and futures. We had total net realized and unrealized gains of $20.1 million, or $1.44 per share, on our interest rate hedging portfolio, as interest rates increased during the quarter. These gains were partially offset by net realized and unrealized losses of ($2.0) million, or ($0.15) per share, on our long TBAs held for investment.

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
After giving effect to dividends declared during the three-month period ended June 30, 2023 of $0.24 per share, our book value per share decreased to $8.12 as of June 30, 2023, from $8.31 as of March 31, 2023, and we had an economic return of 0.6% for the three-month period ended June 30, 2023. Economic return for a period is computed by adding back dividends declared during the period to ending book value per share, and comparing that amount to book value per share as of the beginning of the period.
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
Financing
For the three-month period ended June 30, 2023, our average repo borrowing cost increased to 5.22%, as compared to 4.46% for the three-month period ended March 31, 2023. This increase in average repo borrowing cost was the result of increases in short-term interest rates during the three-month period ended June 30, 2023. As of June 30, 2023 and March 31, 2023, the weighted average borrowing rate on our repurchase agreements was 5.29% and 4.95%, respectively.
While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as banks, are active in providing repo financing. Most of our outstanding repo financing is still provided by banks and bank affiliates; however, we have also entered into repo agreements with non-bank dealers.
Our debt-to-equity ratio was 7.5:1 as of June 30, 2023, as compared to 7.6:1 as of March 31, 2023. Adjusted for unsettled purchases and sales, our debt-to equity ratio was 7.6:1 as of June 30, 2023, as compared to 7.5:1 as of March 31, 2023. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
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
For financial instruments that are traded in an "active market," the best measure of fair value is the quoted market price. However, many of our financial instruments are not traded in an active market. Therefore, management generally uses third-

party valuations when available. If third-party valuations are not available, management uses other valuation techniques, such as the discounted cash flow methodology.
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
The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment, or "Catch-up Premium Amortization Adjustment," is made to interest income to reflect the cumulative impact of the changes in effective yields. For the three-month periods ended June 30, 2023 and 2022, we recognized a Catch-up Premium Amortization Adjustment of ($0.4) million and $1.6 million, respectively. The Catch-up Premium Amortization Adjustment is reflected as an increase (decrease) to interest income on the Consolidated Statement of Operations.
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

Financial Condition
Investment portfolio
The following tables summarize our securities portfolio as of June 30, 2023 and December 31, 2022:

	June 30, 2023					December 31, 2022
($ In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed-rate mortgages	$32,920	$31,529	95.77	$33,107	100.57	$47,453	$45,324	95.51	$48,899	103.05
20-year fixed-rate mortgages	11,040	10,021	90.77	11,707	106.04	10,812	9,691	89.63	11,508	106.44
30-year fixed-rate mortgages	880,519	824,370	93.62	869,023	98.69	841,823	781,754	92.86	849,168	100.87
ARMs	7,282	7,223	99.19	8,076	110.90	8,696	8,663	99.62	9,595	110.34
Reverse mortgages	15,521	15,885	102.35	17,510	112.81	17,506	17,852	101.98	19,659	112.30
Total Agency RMBS	947,282	889,028	93.85	939,423	99.17	926,290	863,284	93.20	938,829	101.35
Non-Agency RMBS(2)	15,276	13,013	85.19	12,602	82.50	16,895	12,566	74.38	12,414	73.48
Total RMBS(2)	962,558	902,041	93.71	952,025	98.91	943,185	875,850	92.86	951,243	100.85
Agency IOs	n/a	7,256	n/a	6,913	n/a	n/a	9,313	n/a	9,212	n/a
Non-Agency IOs	n/a	11,417	n/a	9,065	n/a	n/a	8,138	n/a	6,289	n/a
Total mortgage-backed securities		$920,714		$968,003			$893,301		$966,744
U.S. Treasury securities	290	284	97.93	284	97.93	—	—	—	—	—
U.S. Treasury securities sold short	(2,030)	(1,957)	96.40	(1,954)	96.26	(500)	(498)	99.60	(499)	99.80
Reverse repurchase agreements	12,191	12,191	100.00	12,191	100.00	499	499	100.00	499	100.00
Total		$931,232		$978,524			$893,302		$966,744
(1)Expressed as a percentage of the current principal balance.
(2)Excludes IOs.
The majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency collateralized mortgage obligations, or "CMOs." As of both June 30, 2023 and December 31, 2022, investments in non-Agency RMBS constituted a relatively small portion of our total investments, although we may increase our portfolio of non-Agency RMBS given current market opportunities.
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

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$11	$—
TBA securities sale contracts	782	3,568
Fixed payer interest rate swaps	69,395	65,202
Fixed receiver interest rate swaps	241	—
Futures	89	—
Total financial derivatives–assets, at fair value	70,518	68,770
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(501)	(664)
Fixed payer interest rate swaps	(8)	—
Fixed receiver interest rate swaps	(934)	(2,373)
Futures	(657)	(82)
Credit Default Swaps	(381)	—
Total financial derivatives–liabilities, at fair value	(2,481)	(3,119)
Total	$68,037	$65,651
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
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of June 30, 2023 and December 31, 2022. We had no other borrowings outstanding.

	June 30, 2023			December 31, 2022
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$677,364	5.28%	13	$563,926	4.01%	14
31-60 days	159,268	5.26	47	210,569	2.73	44
61-90 days	8,618	6.71	73	67,960	4.16	72
121-150 days	29,780	5.26	136	—	—	—
Total	$875,030	5.29%	24	$842,455	3.70%	26
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of both June 30, 2023 and December 31, 2022, our total debt-to-equity ratio was 7.5:1. Collateral transferred with respect to our outstanding repo borrowings, including net cash collateral posted, had an aggregate fair value $0.9 billion as of both June 30, 2023 and December 31, 2022. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets conditions, and the timing of security purchase and sale transactions.
Shareholders' Equity
As of June 30, 2023, our shareholders' equity increased to $116.7 million from $112.4 million as of December 31, 2022. This increase principally consisted of net income of $3.5 million and net proceeds from the issuance of common shares of $7.3 million, partially offset by dividends declared of $6.7 million. As of June 30, 2023, our book value per share was $8.12, as compared to $8.40 as of December 31, 2022.

Results of Operations for the Three- and Six-Month Periods Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the three- and six-month periods ended June 30, 2023 and 2022:

	Three-Month Period Ended		Six-Month Period Ended
(In thousands except for per share amounts)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest Income (Expense)
Interest income	$10,070	$9,087	$19,408	$15,622
Interest expense	(11,686)	(1,972)	(21,396)	(3,075)
Net interest income	(1,616)	7,115	(1,988)	12,547
Expenses
Management fees to affiliate	439	447	872	947
Other operating expenses	1,061	859	1,933	1,680
Total expenses	1,500	1,306	2,805	2,627
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	(13,360)	(43,598)	(538)	(108,283)
Net realized and change in net unrealized gains (losses) on financial derivatives	17,679	27,049	8,871	70,156
Total Other Income (Loss)	4,319	(16,549)	8,333	(38,127)
Net Income (Loss)	$1,203	$(10,740)	$3,540	$(28,207)
Net Income (Loss) Per Common Share	$0.09	$(0.82)	$0.26	$(2.15)
Adjusted Distributable Earnings
We calculate Adjusted Distributable Earnings as net income (loss), excluding realized and change in net unrealized gains and (losses) on securities and financial derivatives, and excluding other income or loss items that are of a non-recurring nature, if any. Adjusted Distributable Earnings includes net realized and change in net unrealized gains (losses) associated with periodic settlements on interest rate swaps. Adjusted Distributable Earnings also excludes the effect of the Catch-up Premium Amortization Adjustment on interest income. The Catch-up Premium Amortization Adjustment is a quarterly adjustment to premium amortization or discount accretion triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). The adjustment is calculated as of the beginning of each quarter based on our then-current assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter.
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
The following table reconciles, for the three- and six-month periods ended June 30, 2023 and 2022, Adjusted Distributable Earnings to the line on the Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure:

	Three-Month Period Ended		Six-Month Period Ended
(In thousands except for share amounts)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net Income (Loss)	$1,203	$(10,740)	$3,540	$(28,207)
Adjustments:
Net realized (gains) losses on securities	11,580	15,464	26,706	29,634
Change in net unrealized (gains) losses on securities	1,780	28,134	(26,168)	78,649
Net realized (gains) losses on financial derivatives	(24,227)	(30,477)	(25,970)	(45,830)
Change in net unrealized (gains) losses on financial derivatives	6,548	3,428	17,099	(24,326)
Net realized gains (losses) on periodic settlements of interest rate swaps	3,942	(232)	5,711	(848)
Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	1,118	(328)	3,550	(371)
Non-recurring expenses	60	—	60	—
Negative (positive) component of interest income represented by Catch-up Premium Amortization Adjustment	376	(1,595)	675	(1,106)
Subtotal	1,177	14,394	1,663	35,802
Adjusted Distributable Earnings	$2,380	$3,654	$5,203	$7,595
Weighted Average Shares Outstanding	13,935,821	13,106,585	13,802,007	13,108,246
Adjusted Distributable Earnings Per Share	$0.17	$0.28	$0.38	$0.58
Results of Operations for the Three-Month Periods Ended June 30, 2023 and 2022
Net Income (Loss)
Net income (loss) for the three-month period ended June 30, 2023 was $1.2 million, as compared to $(10.7) million for the three-month period ended June 30, 2022. The period-over-period reversal in our results of operations was primarily due to total other income in the current period as compared to total other loss in the prior period. This reversal was partially offset by a significant decline in net interest income, which was primarily a result of higher rates on our repo borrowings stemming from the significant increase in short-term interest rates period over period.
Interest Income
Our portfolio as of both June 30, 2023 and 2022 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $9.3 million and $8.9 million in interest income on these securities for the three-month periods ended June 30, 2023 and 2022, respectively. The period-over-period increase in interest income primarily resulted from higher asset yields on our Agency RMBS in addition to higher average holdings on our non-Agency RMBS portfolio, partially offset by lower asset yields on our non-Agency RMBS and lower average holdings on our Agency RMBS portfolio. The Catch-up Premium Amortization Adjustment causes variability in our interest income and portfolio yields. For the three-month period ended June 30, 2023, we had a negative Catch-up Premium Amortization Adjustments of approximately $(0.4) million, which decreased interest income. For the three-month period ended June 30, 2022, we had a positive Catch-up Premium Amortization Adjustments of approximately $1.6 million, which increased interest income. Excluding the Catch-up Premium Amortization Adjustments, the weighted average yield of our overall portfolio was 3.95% and 2.57% for the three-month periods ended June 30, 2023 and 2022, respectively.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended June 30, 2023 and 2022:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended June 30, 2023	$8,741	$962,801	3.63%	$605	$22,101	10.95%	$9,346	$984,902	3.80%
Three-month period ended June 30, 2022	$8,429	$1,117,820	3.02%	$424	$13,999	12.12%	$8,853	$1,131,819	3.13%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the three-month periods ended June 30, 2023 and 2022, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the three-month period ended June 30, 2023 was $11.7 million, which primarily consisted of $11.5 million of interest expense on our repo borrowings, and $0.2 million of interest expense related to our short positions in U.S. Treasury securities. Our total interest expense for the three-month period ended June 30, 2022 was $2.0 million, which primarily consisted of $1.8 million of interest expense on our repo borrowings, and $0.1 million of interest expense related to our short positions in U.S. Treasury securities. The period-over-period increase in our total interest expense resulted mainly from higher rates on our repo borrowings stemming from the significant increase in short-term interest rates.
The following tables shows information related to our average cost of funds(1) on repurchase agreements for the three-month periods ended June 30, 2023 and 2022:

	Three-Month Period Ended June 30, 2023			Three-Month Period Ended June 30, 2022
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average Borrowed Funds	Interest Expense	Average Cost of Funds
(In thousands)
Agency RMBS	$857,627	$11,108	5.20%	$1,044,220	$1,742	0.67%
Non-Agency RMBS	14,093	226	6.43%	11,690	56	1.92%
U.S. Treasury Securities	9,237	120	5.20%	14,319	22	0.60%
Total	$880,957	$11,454	5.22%	$1,070,229	$1,820	0.68%
(1)This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.
Among other instruments, we use interest rate swaps and short U.S. Treasury securities to hedge against the risk of rising interest rates. The following table shows information related to the components of our average cost of funds including actual and accrued periodic payments on our interest rate swaps and interest expense on short U.S. Treasury securities for the three-month periods ended June 30, 2023 and 2022:

	Repurchase Agreements			Interest Rate Swaps(1)		Short U.S. Treasury Securities(1)(2)		Total(1)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Adjustment to Average Cost of Funds	Interest expense	Adjustment to Average Cost of Funds	Interest and net periodic expense paid or payable	Adjusted Average Cost of Funds
(In thousands)
Three-month period ended June 30, 2023	$880,957	$11,454	5.22%	$(5,060)	(2.31)%	$236	0.11%	$6,630	3.02%
Three-month period ended June 30, 2022(3)	$1,070,229	$1,820	0.68%	$560	0.21%	$100	0.04%	$2,480	0.93%
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
(3)Conformed to current period presentation.
For the three-month period ended June 30, 2023, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 3.95%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 3.02%, resulting in a net interest margin of 0.93%. By comparison, for the three-month period ended June 30, 2022, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 2.57%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 0.93%, resulting in a net interest margin of 1.64%.
Management Fees
For both the three-month periods ended June 30, 2023 and 2022, our management fee expense was approximately $0.4 million. Management fees are calculated based on our shareholders' equity at the end of each quarter.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. For the three-month periods ended June 30, 2023 and 2022, our other operating expenses were approximately $1.1 million and $0.9 million, respectively. The increase in other operating expenses for the three-month period ended June 30, 2023 was primarily due to an increase in professional fees.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the three-month period ended June 30, 2023, Other income (loss) was $4.3 million, consisting primarily of net realized and unrealized gains of $17.7 million on our financial derivatives, which were partially offset by the net realized and unrealized losses of $(13.4) million on our securities. The net realized and unrealized gains on our financial derivatives of $17.7 million consisted of net realized and unrealized gains of $17.3 million on our interest rate swaps and $2.4 million on our net short positions in TBAs, partially offset by net realized and unrealized losses of $(1.9) million on our U.S. Treasury futures. The net gain on our financial derivatives was primarily the result of the increase in interest rates during the quarter. Net realized and unrealized losses of $(13.4) million on our securities consisted primarily of net realized and unrealized losses of $(14.2) million on our Agency RMBS, offset by the net realized and unrealized gains of $0.4 million in Non-Agency RMBS and $0.4 million in U.S. Treasury securities. The net loss on our securities were caused by lower asset prices quarter over quarter, also driven by higher interest rates.
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
Results of Operations for the Six-Month Periods Ended June 30, 2023 and 2022
Net Income (Loss)
Net income (loss) for the six-month period ended June 30, 2023 was $3.5 million, as compared to $(28.2) million for the six-month period ended June 30, 2022. The period-over-period reversal in our results of operations was primarily due to total other income in the current period as compared to total other loss in the prior period. This income was partially offset by a significant decline in net interest income which was primarily a result from higher rates on our repo borrowings stemming from the significant increase in short-term interest rates period over period.
Interest Income
Our portfolio as of both June 30, 2023 and 2022 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS. Before interest expense, we earned approximately $18.1 million and $15.3 million in interest income on these securities for the six-month periods ended June 30, 2023 and 2022, respectively. The period-over-period increase in interest income primarily resulted from higher asset yields on both our Agency and non-Agency RMBS, in addition to higher average holdings on our non-Agency RMBS portfolio, partially offset by lower average holdings on our Agency RMBS portfolio. The Catch-up

Premium Amortization Adjustment causes variability in our interest income and portfolio yields. For the six-month periods ended June 30, 2023, we had a negative Catch-up Premium Amortization Adjustments of approximately $(0.7) million, which decreased interest income. For the six-month periods ended June 30, 2022, we had a positive Catch-up Premium Amortization Adjustments of approximately $1.1 million, which increased interest income. Excluding the Catch-up Premium Amortization Adjustments, the weighted average yield of our overall portfolio was 3.81% and 2.47% for the six-month periods ended June 30, 2023 and 2022, respectively.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the six-month periods ended June 30, 2023 and 2022:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Six-month period ended June 30, 2023	$16,931	$965,375	3.51%	$1,182	$21,388	11.05%	$18,113	$986,763	3.67%
Six-month period ended June 30, 2022	$14,635	$1,138,739	2.57%	$714	$13,686	10.44%	$15,349	$1,152,425	2.66%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the six-month periods ended June 30, 2023 and 2022, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the six-month period ended June 30, 2023 was $21.4 million, which primarily consisted of $21.1 million of interest expense on our repo borrowing, and $0.3 million of interest expense related to our short positions in U.S. Treasury securities. Our total interest expense for the six-month period ended June 30, 2022 was $3.1 million, which primarily consisted of $2.6 million of interest expense on our repo borrowings, and $0.4 million of interest expense related to our short positions in U.S. Treasury securities. The period-over-period increase in our total interest expense resulted mainly from higher rates on our repo borrowings stemming from the significant increase in short-term interest rates.
The following tables shows information related to our average cost of funds(1) on repurchase agreements for the six-month periods ended June 30, 2023 and 2022:

	Six-Month Period Ended June 30, 2023			Six-Month Period Ended June 30, 2022
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average Borrowed Funds	Interest Expense	Average Cost of Funds
(In thousands)
Agency RMBS	$854,578	$20,411	4.82%	$1,084,745	$2,527	0.47%
Non-Agency RMBS	14,334	441	6.20%	7,532	68	1.82%
U.S. Treasury Securities	10,000	244	4.93%	9,532	24	0.51%
Total	$878,912	$21,096	4.84%	$1,101,809	$2,619	0.48%
(1)This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.

Among other instruments, we use interest rate swaps and short U.S. Treasury securities to hedge against the risk of rising interest rates. The following table shows information related to the components of our average cost of funds including accrued periodic payments on our interest rate swaps and interest expense on short U.S. Treasury securities for the six-month periods ended June 30, 2023 and 2022:

	Repurchase Agreements			Interest Rate Swaps(1)		Short U.S. Treasury Securities(1)(2)		Total(1)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Adjustment to Average Cost of Funds	Interest expense	Adjustment to Average Cost of Funds	Interest and net periodic expense paid or payable	Adjusted Average Cost of Funds
(In thousands)
Six-month period ended June 30, 2023	$878,912	$21,096	4.84%	$(9,261)	(2.12)%	$282	0.06%	$12,117	2.78%
Six-month period ended June 30, 2022(3)	$1,101,809	$2,619	0.48%	$1,219	0.23%	$402	0.07%	$4,240	0.78%
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
(3)Conformed to current period presentation.
For the six-month period ended June 30, 2023, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 3.81%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 2.78%, resulting in a net interest margin of 1.03%. By comparison, for the six-month period ended June 30, 2022, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Premium Amortization Adjustment was 2.47%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 0.78%, resulting in a net interest margin of 1.69%.
Management Fees
For both the six-month periods ended June 30, 2023 and 2022, our management fee expense was approximately $0.9 million. Management fees are calculated based on our shareholders' equity at the end of each quarter.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. For the six-month periods ended June 30, 2023 and 2022, our other operating expenses were approximately $1.9 million and $1.7 million, respectively. The increase in other operating expenses for the six-month period ended June 30, 2023 was primarily due to an increase in professional fees.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the six-month period ended June 30, 2023, Other income (loss) was $8.3 million, consisting primarily of net realized and unrealized gains of $8.9 million on our financial derivatives, which were partially offset by net realized and unrealized losses of $(0.5) million on our securities. The net realized and unrealized gains on our financial derivatives of $8.9 million consisted of net realized and unrealized gains of $8.5 million on our interest rate swaps and $1.2 million on our net short positions in TBAs, partially offset by net realized and unrealized losses of $(0.7) million on our U.S. Treasury futures. The net gain on our financial derivatives was primarily the result of the increase in interest rates during the quarter. Net realized and unrealized losses of $(0.5) million on our securities consisted primarily of net realized and unrealized losses of $(1.8) million on our Agency RMBS, partially offset by net realized and unrealized gains of $0.9 million in non-agency RMBS and $0.4 million in U.S Treasury securities, respectively. The net loss on our securities was caused by lower asset prices period over period, also driven by higher interest rates.
For the six-month period ended June 30, 2022, Other income (loss) was $(38.1) million, consisting primarily of net realized and unrealized losses of $(112.3) million on our Agency RMBS, which were partially offset by net realized and unrealized gains of $3.7 million on our short U.S. Treasury securities and net realized and unrealized gains of $70.2 million on our financial derivatives. The losses on our Agency RMBS holdings were caused by significantly lower asset prices, as interest rates rose, market volatility spiked, and Agency yield spreads widened. For the six-month period ended June 30, 2022, the net realized and unrealized gains of $3.7 million on our short U.S. Treasury securities and net realized and unrealized gains $70.2 on our financial derivatives were primarily the result of the significant increase in interest rates. The net realized and unrealized gains on our financial derivatives of $70.2 million consisted of net realized and change in net unrealized gains of $34.2 million on our interest rate swaps, $21.2 million on our U.S. Treasury futures, and $14.7 million on our TBAs.

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
As of June 30, 2023 and December 31, 2022, we had $0.9 billion and $0.8 billion outstanding under our repurchase agreements, respectively. As of June 30, 2023, our outstanding repurchase agreements were with 18 counterparties.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of June 30, 2023 and December 31, 2022, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 5.2% and 5.5%, respectively.

The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
June 30, 2023	$875,030	$880,957	$883,043
March 31, 2023	875,670	876,846	897,629
December 31, 2022	842,455	899,752	881,401
September 30, 2022	938,046	928,942	940,321
June 30, 2022	950,339	1,070,229	1,087,826
March 31, 2022	1,211,163	1,133,738	1,211,163
December 31, 2021	1,064,835	1,068,384	1,088,712
September 30, 2021	1,062,197	1,114,820	1,140,182
June 30, 2021	1,135,497	1,166,954	1,196,779
March 31, 2021	1,106,724	1,040,521	1,106,724
December 31, 2020	1,015,245	1,033,128	1,050,840
September 30, 2020	1,061,640	1,030,402	1,096,065
As of June 30, 2023, we had an aggregate amount at risk under our repurchase agreements with 18 counterparties of $46.1 million. As of December 31, 2022, we had an aggregate amount at risk under our repurchase agreements with 17 counterparties of $49.8 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. If the amounts outstanding under repurchase agreements with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk under our repurchase agreements as of June 30, 2023 and December 31, 2022 does not include $0.8 million and $1.5 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of June 30, 2023, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with three counterparties of approximately $21.5 million. As of December 31, 2022, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with three counterparties of approximately $24.5 million. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of June 30, 2023, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $2.4 million. As of December 31, 2022, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with eight counterparties of approximately $4.6 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling contracts plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.

As of June 30, 2023, we had cash and cash equivalents of $43.7 million.
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
Six-Month Period Ended June 30, 2023:

Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
	(In thousands)
$0.08	$1,150	June 7, 2023	June 30, 2023	July 25, 2023
0.08	1,115	May 8, 2023	May 31, 2023	June 26, 2023
0.08	1,106	April 10, 2023	April 28, 2023	May 25, 2023
0.08	1,106	March 7, 2023	March 31, 2023	April 25, 2023
0.08	1,103	February 7, 2023	February 28, 2023	March 27, 2023
0.08	1,096	January 9, 2023	January 31, 2023	February 27, 2023
Six-Month Period Ended June 30, 2022:

Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
	(In thousands)
$0.08	$1,046	June 7, 2022	June 30, 2022	July 25, 2022
0.08	1,049	May 2, 2022	May 31, 2022	June 27, 2022
0.10	1,311	April 7, 2022	April 29, 2022	May 25, 2022
0.10	1,311	March 7, 2022	March 31, 2022	April 25, 2022
0.10	1,311	February 7, 2022	February 28, 2022	March 25, 2022
0.10	1,311	January 7, 2022	January 31, 2022	February 25, 2022
On July 10, 2023, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on August 25, 2023 to shareholders of record as of July 31, 2023.
On August 7, 2023, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on September 25, 2023 to shareholders of record as of August 31, 2023.
At those times when cash flows from our operating activities are insufficient to fund our dividend payments, we fund such dividend payments through cash flows from our investing and/or financing activities, and in some cases from additional cash on hand. The following paragraphs summarize our cash flows for the six-month periods ended June 30, 2023 and 2022.
For the six-month period ended June 30, 2023, our operating activities used net cash of $4.4 million and our investing activities used net cash of $18.5 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) provided net cash of $31.1 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $8.2 million. We also received proceeds from the issuance of common shares, net of agent commissions and offering costs paid of $7.3 million. We also used $6.6 million to pay dividends. As a result of these activities, there was a increase in our cash holdings of $8.9 million, from $34.8 million as of December 31, 2022 to $43.7 million as of June 30, 2023.
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

On April 2, 2021, we commenced an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $75.0 million of common shares from time to time. During the three-month period ended June 30, 2023, we issued 547,790 common shares under the ATM program which provided $3.8 million of net proceeds after $69 thousand of agent commissions and $37 thousand of offering costs. During the six-month period ended June 30, 2023, we issued 1,003,461 common shares under the ATM program which provided $7.3 million of net proceeds after $131 thousand of agents commissions and $61 thousand of offering costs. From commencement of the ATM program through June 30, 2023, we issued 1,435,510 common shares under the ATM program, which provided $11.3 of net proceeds after $0.2 million of agent commissions and $0.2 million of offering costs. As of June 30, 2023, we had $63.5 million of common shares available to be issued remaining under the ATM program.
On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. Under the current repurchase program adopted on June 13, 2018, we have repurchased 474,192 common shares through May 12, 2023 at an average price per share of $9.21 and an aggregate cost of $4.4 million, and have authorization to repurchase an additional 725,808 common shares. We did not purchase any shares under this program during the three-month period ended June 30, 2023.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both June 30, 2023 and December 31, 2022, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of June 30, 2023, we had $0.9 billion of outstanding borrowings with 18 counterparties.
Off-Balance Sheet Arrangements
As of June 30, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
Inflation
Virtually all of our assets and liabilities are interest rate-sensitive in nature. As a result, interest rates and other factors generally influence our performance more than does inflation. Our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.
However, elevated long-term inflation could adversely impact the performance of our investment portfolio, or the prices of our investments, or both. For example, if higher inflation is not matched by an increase in wages, inflation could cause the real income of the borrowers whose loans underlie our non-Agency RMBS to decline.
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
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of June 30, 2023, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, and CMBS excluding TBAs	$20,186	17.30%	$38,764	33.22%	$(21,797)	(18.67)%	$(45,201)	(38.73)%
Long TBAs	1,906	1.63%	3,479	2.98%	(2,240)	(1.92)%	(4,815)	(4.13)%
Short TBAs	(6,041)	(5.18)%	(11,869)	(10.17)%	6,255	5.36%	12,724	10.90%
Non-Agency RMBS	(331)	(0.28)%	(839)	(0.72)%	156	0.13%	136	0.12%
U.S. Treasury Securities, Interest Rate Swaps, and Futures	(15,892)	(13.62)%	(32,482)	(27.83)%	15,196	13.02%	29,694	25.44%
Corporate Securities and Derivatives on Corporate Securities	(4)	—%	(7)	(0.01)%	4	—%	7	0.01%
Repurchase and Reverse Repurchase Agreements	(284)	(0.24)%	(569)	(0.49)%	284	0.24%	569	0.49%
Total	$(460)	(0.39)%	$(3,523)	(3.02)%	$(2,142)	(1.84)%	$(6,886)	(5.90)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we intend to actively trade many of the instruments in our portfolio and intend to diversify our portfolio to reflect a portfolio comprised primarily of Agency RMBS, and, to a lesser extent, non-Agency RMBS and mortgage-related assets. Therefore, our current or future portfolios may have risks that differ significantly from those of our June 30, 2023 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Business—Special Note Regarding Forward-Looking Statements."
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 6. Exhibits and Financial Statement Schedules

Exhibit	Description

10.1+	Ellington Residential Mortgage REIT 2023 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC on April 6, 2023)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
+    Previously filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	August 14, 2023	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)
ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	August 14, 2023	By:	/s/ CHRIS SMERNOFF
Christopher Smernoff Chief Financial Officer (Principal Financial and Accounting Officer)