Form 10-Q
period 2023-09-30
Ellington Residential Mortgage REIT
filed 2023-11-14
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of the Registrant's common shares outstanding as of November 10, 2023: 16,328,687

ELLINGTON RESIDENTIAL MORTGAGE REIT

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2023	December 31, 2022(1)
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$39,996	$34,816
Securities, at fair value(2)	836,275	893,509
Due from brokers	27,900	18,824
Financial derivatives–assets, at fair value	100,948	68,770
Reverse repurchase agreements	37,103	499
Receivable for securities sold	16,667	33,452
Interest receivable	4,995	3,326
Other assets	552	436
Total Assets	$1,064,436	$1,053,632
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$811,180	$842,455
Payable for securities purchased	8,220	42,199
Due to brokers	71,202	45,666
Financial derivatives–liabilities, at fair value	8,840	3,119
U.S. Treasury securities sold short, at fair value	46,326	498
Dividend payable	1,270	1,070
Accrued expenses	1,454	1,097
Management fee payable to affiliate	420	423
Interest payable	4,066	4,696
Total Liabilities	952,978	941,223
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (15,870,141 and 13,377,840 shares issued and outstanding, respectively)	159	134
Additional paid-in-capital	258,258	240,940
Accumulated deficit	(146,959)	(128,665)
Total Shareholders' Equity	111,458	112,409
Total Liabilities and Shareholders' Equity	$1,064,436	$1,053,632
(1)Conformed to current period presentation.
(2)Includes assets pledged as collateral to counterparties. See Note 6 for additional details on the Company's borrowings and related collateral.
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$11,253	$9,457	$30,661	$25,079
Interest expense	(12,349)	(4,268)	(33,745)	(7,343)
Total net interest income (expense)	(1,096)	5,189	(3,084)	17,736
EXPENSES
Management fees to affiliate	420	388	1,292	1,335
Professional fees	290	205	939	621
Compensation expense	177	183	545	537
Insurance expense	95	101	289	301
Other operating expenses	374	353	1,096	1,063
Total expenses	1,356	1,230	4,161	3,857
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	(19,572)	(28,236)	(46,278)	(57,870)
Net realized gains (losses) on financial derivatives	1,152	2,355	27,122	48,186
Change in net unrealized gains (losses) on securities	(15,824)	(27,574)	10,344	(106,224)
Change in net unrealized gains (losses) on financial derivatives	25,276	35,825	8,177	60,151
Total other income (loss)	(8,968)	(17,630)	(635)	(55,757)
NET INCOME (LOSS)	$(11,420)	$(13,671)	$(7,880)	$(41,878)
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.75)	$(1.04)	$(0.55)	$(3.19)

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2022	13,377,840	$134	—	$—	$240,940	$(128,665)	$112,409
Common shares issued(1)	455,671	4			3,487		3,491
Share based compensation					45		45
Forfeiture of common shares to satisfy tax withholding obligations	(3,108)	—			—		—
Dividends declared(2)						(3,305)	(3,305)
Net income (loss)						2,337	2,337
BALANCE, March 31, 2023	13,830,403	138	—	—	244,472	(129,633)	114,977
Common shares issued(1)	547,790	6			3,802		3,808
Share based compensation					81		81
Dividends declared(2)						(3,372)	(3,372)
Net income (loss)						1,203	1,203
BALANCE, June 30, 2023	14,378,193	$144	—	$—	$248,355	$(131,802)	$116,697
Common shares issued(1)	1,459,028	15			9,822		9,837
Issuance of restricted shares	32,920	—			—		—
Share based compensation					81		81
Dividends declared(2)						(3,737)	(3,737)
Net income (loss)						(11,420)	(11,420)
BALANCE, September 30, 2023	15,870,141	$159	—	$—	$258,258	$(146,959)	$111,458

BALANCE, December 31, 2021	13,109,926	$131	—	$—	$238,865	$(84,771)	$154,225
Share based compensation					76		76
Dividends declared(2)						(3,933)	(3,933)
Net income (loss)						(17,467)	(17,467)
BALANCE, March 31, 2022	13,109,926	131	—	—	238,941	(106,171)	132,901
Share based compensation					75		75
Repurchase of common shares	(30,532)	—			(200)		(200)
Dividends declared(2)						(3,406)	(3,406)
Net income (loss)						(10,740)	(10,740)
BALANCE, June 30, 2022	13,079,394	$131	—	$—	$238,816	$(120,317)	$118,630
Common shares issued(1)	148,349	1			1,194		1,195
Issuance of restricted shares	27,044	—			—		—
Share based compensation					78		78
Repurchase of common shares	(9,489)	—			(62)		(62)
Dividends declared(2)						(3,165)	(3,165)
Net income (loss)						(13,671)	(13,671)
BALANCE, September 30, 2022	13,245,298	$132	—	$—	$240,026	$(137,153)	$103,005
(1)Net of discounts and commissions and offering costs.
(2)For each of the three-month period ended September 30, 2023 and 2022, dividends totaling $0.24, respectively, per common share outstanding, were declared. For the nine-month periods ended September 30, 2023 and 2022, dividends totaling $0.72 and $0.80, respectively, per common share outstanding, were declared.
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine-Month Period Ended
	September 30, 2023	September 30, 2022
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$(7,880)	$(41,878)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	46,278	57,870
Change in net unrealized (gains) losses on securities	(10,344)	106,224
Net realized (gains) losses on financial derivatives	(27,122)	(48,186)
Change in net unrealized (gains) losses on financial derivatives	(8,177)	(60,151)
Amortization of premiums and accretion of discounts, net	1,411	2,267
Share based compensation	207	229
(Increase) decrease in assets:
Interest receivable	(1,669)	649
Other assets	(116)	(124)
Increase (decrease) in liabilities:
Accrued expenses	297	44
Interest payable	(630)	1,455
Management fees payable to affiliate	(3)	(193)
Net cash provided by (used in) operating activities	(7,748)	18,206
Cash flows provided by (used in) investing activities:
Purchases of securities	(1,461,145)	(1,899,709)
Proceeds from sale of securities	1,389,324	1,683,191
Principal repayments of mortgage-backed securities	73,680	156,299
Proceeds from investments sold short	467,954	310,132
Repurchase of investments sold short	(421,292)	(399,512)
Proceeds from disposition of financial derivatives	26,053	68,913
Purchase of financial derivatives	(17,271)	(24,992)
Payments made on reverse repurchase agreements	(3,262,996)	(7,892,802)
Proceeds from reverse repurchase agreements	3,226,392	7,988,533
Due from brokers, net	132	7,429
Due to brokers, net	29,700	42,750
Net cash provided by (used in) investing activities	50,531	40,232

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine-Month Period Ended
	September 30, 2023	September 30, 2022
Cash flows provided by (used in) financing activities:
Net proceeds from the issuance of common shares(1)	$17,238	$1,251
Offering costs paid	(41)	(84)
Repurchase of common shares	—	(262)
Dividends paid	(10,214)	(10,755)
Borrowings under repurchase agreements	4,071,841	3,627,907
Repayments of repurchase agreements	(4,103,116)	(3,754,696)
Due from brokers, net	(9,716)	34,571
Due to brokers, net	(3,595)	10
Cash provided by (used in) financing activities	(37,603)	(102,058)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,180	(43,620)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,816	69,028
CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,996	$25,408
Supplemental disclosure of cash flow information:
Interest paid	$34,375	$5,888
Dividends payable	1,270	1,060
(1)Net of discount and commissions.
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
The Company acquires and manages RMBS, for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," and RMBS that do not carry such guarantees, or "non-Agency RMBS," such as RMBS backed by prime jumbo, Alternative A-paper, manufactured housing, and subprime residential mortgage loans. Agency RMBS include both Agency pools and Agency collateralized mortgage obligations, or "CMOs," and non-Agency RMBS primarily consist of non-Agency CMOs, both investment grade and non-investment grade. The Company also acquires and manages collateralized loan obligations, or "CLOs." The Company also invests in other instruments including, but not limited to, forward-settling To-Be-Announced Agency pass-through certificates, or "TBAs," interest rate swaps, U.S. Treasury securities, U.S. Treasury futures, other financial derivatives, and cash equivalents. The Company may also acquire and manage other types of assets such as commercial mortgage-backed securities, or "CMBS," residential mortgage loans, mortgage servicing rights, and credit risk transfer securities. The Company's targeted investments may range from unrated first loss securities to AAA senior securities.
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
•Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that the Company generally includes in this category are Agency RMBS, U.S. Treasury securities, certain non-Agency RMBS, CLOs, and actively traded derivatives such as TBAs, interest rate swaps, swaptions, credit default swaps, or "CDS", and other over-the-counter derivatives; and
•Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. Currently, this category generally includes certain CLOs, CDS, and RMBS, such as certain non-Agency RMBS and certain Agency interest only securities, or "IOs," where there is less price transparency.
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
For the Company's investments in securities and TBAs, management seeks to obtain at least one third-party valuation, and often obtains multiple valuations when available. Management has been able to obtain third-party valuations on the vast majority of these instruments and expects to continue to solicit third-party valuations in the future. Management generally values each financial instrument at the average of third-party valuations received and not rejected as described below. Third-party valuations are not binding, management may adjust the valuations it receives (e.g., downward adjustments for odd lots), and management may challenge or reject a valuation when, based on its validation criteria, management determines that such valuation is unreasonable or erroneous. Furthermore, based on its validation criteria, management may determine that the average of the third-party valuations received for a given instrument does not result in what management believes to be the fair value of such instrument, and in such circumstances management may override this average with its own good faith valuation. The validation criteria may take into account output from management's own models, recent trading activity in the same or similar instruments, and valuations received from third parties. The use of proprietary models requires the use of a significant amount of judgment and the application of various assumptions including, but not limited to, assumptions concerning future prepayment rates and default rates.

Given their relatively high level of price transparency, Agency RMBS pass-throughs, and TBAs are typically designated as Level 2 assets. Non-Agency RMBS, CLOs, and Agency interest only and inverse interest only RMBS are generally classified as either Level 2 or Level 3 based on the analysis of available market data and/or third-party valuations. Furthermore, the methodology used by the third-party valuation providers is reviewed at least annually by management, so as to ascertain whether such providers are utilizing observable market data to determine the valuations that they provide.
Interest rate swaps and swaptions are typically valued based on internal models that use observable market data, including applicable interest rates in effect as of the measurement date; the model-generated valuations are then typically compared to counterparty valuations for reasonableness; These financial derivatives are generally designated as Level 2 instruments.
For financial derivatives with greater price transparency, such as CDS on corporate indices, market-standard pricing sources are used to obtain valuations; these financial derivatives are generally classified as Level 2.
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

(D) Interest Income: Coupon interest income on investment securities is accrued based on the outstanding principal balance or notional amount and the current coupon rate on each security. The Company amortizes purchase premiums and accretes purchase discounts on its fixed-income securities. For RMBS that are deemed to be of high credit quality at the time of purchase, premiums and discounts are generally amortized/accreted into interest income over the life of such securities using the effective interest method. For such RMBS whose cash flows vary depending on prepayments, an effective yield retroactive to the time of purchase is periodically recomputed based on actual prepayments and changes in projected prepayment activity, and a catch-up adjustment, or "Catch-up Amortization Adjustment," is made to amortization to reflect the cumulative impact of the change in effective yield.
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

3. Investment in Securities
The Company's securities portfolio primarily consists of Agency RMBS and non-Agency RMBS and also includes, to a lesser extent, corporate CLOs, U.S. Treasury securities, and preferred equity securities. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or government-sponsored enterprise, or "GSE." The securities in the Company's non-Agency RMBS and CLO portfolios are not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and are therefore subject to greater credit risk.
The following tables present details of the Company's investments in securities as of September 30, 2023 and December 31, 2022.
September 30, 2023:

		Unamortized Premium (Discount)		Gross Unrealized			Weighted Average
($ in thousands)	Current Principal		Amortized Cost	Gains	Losses	Fair Value	Coupon(1)(2)	Yield	Life (Years)(3)
Long:
RMBS:
Agency:
15-year fixed-rate mortgages	$34,975	$(175)	$34,800	$—	$(2,200)	$32,600	3.35%	3.31%	3.41
20-year fixed-rate mortgages	10,441	642	11,083	—	(2,009)	9,074	3.17%	2.11%	6.55
30-year fixed-rate mortgages	800,500	(13,908)	786,592	—	(60,247)	726,345	4.18%	4.31%	8.38
Adjustable rate mortgages	7,207	776	7,983	—	(829)	7,154	4.35%	2.66%	4.52
Reverse mortgages	15,023	2,026	17,049	—	(1,714)	15,335	5.54%	2.74%	4.75
Interest only securities(4)	n/a	n/a	6,967	1,070	(192)	7,845	2.79%	14.88%	6.48
Non-Agency:
Principal and interest securities	14,752	(2,436)	12,316	1,047	(538)	12,825	8.38%	9.07%	10.12
Interest only securities(4)	n/a	n/a	8,884	2,656	—	11,540	0.22%	16.22%	9.37
CLOs	4,500	(677)	3,823	3	(2)	3,824	13.38%	13.62%	5.25
U.S. Treasury securities	10,470	(536)	9,934	—	(435)	9,499	3.38%	3.99%	9.76
Preferred equity securities	n/a	n/a	203	31	—	234	n/a	n/a	n/a
Total Long	897,868	(14,288)	899,634	4,807	(68,166)	836,275	4.27%	4.50%	8.09
Short:
U.S. Treasury securities	(47,229)	636	(46,593)	267	—	(46,326)	4.42%	4.59%	4.77
Total Short	(47,229)	636	(46,593)	267	—	(46,326)	4.42%	4.59%	4.77
Total	$850,639	$(13,652)	$853,041	$5,074	$(68,166)	$789,949	4.26%	4.50%	7.91
(1)Weighted average coupon represents the weighted average coupons of the securities, rather than, in the case of collateralized securities, the weighted average coupon rates on the underlying collateral.
(2)Total long, total short, and total weighted average coupon excludes interest only RMBS and preferred equity securities.
(3)Expected average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.
(4)Weighted average coupon is based on a notional principal amount of $85.7 million and $1.06 billion, for Agency and non-Agency interest only securities, respectively.

December 31, 2022:

		Unamortized Premium (Discount)		Gross Unrealized			Weighted Average
($ in thousands)	Current Principal		Amortized Cost	Gains	Losses	Fair Value	Coupon(1)(2)	Yield	Life (Years)(3)
Long:
RMBS:
Agency:
15-year fixed-rate mortgages	$47,453	$1,446	$48,899	$—	$(3,575)	$45,324	3.23%	2.31%	3.71
20-year fixed-rate mortgages	10,812	696	11,508	—	(1,817)	9,691	2.84%	1.77%	6.72
30-year fixed-rate mortgages	841,823	7,345	849,168	1,316	(68,730)	781,754	3.65%	3.38%	8.38
Adjustable rate mortgages	8,696	899	9,595	—	(932)	8,663	3.58%	2.37%	4.50
Reverse mortgages	17,506	2,153	19,659	—	(1,807)	17,852	4.06%	2.73%	4.70
Interest only securities(4)	n/a	n/a	9,212	581	(480)	9,313	3.89%	10.56%	6.63
Non-Agency:
Principal and interest securities	16,895	(4,481)	12,414	879	(727)	12,566	5.26%	6.65%	7.18
Interest only securities(4)	n/a	n/a	6,289	1,849	—	8,138	0.24%	17.94%	9.58
Preferred equity securities	n/a	n/a	202	6	—	208	n/a	n/a	n/a
Total Long	943,186	8,058	966,946	4,631	(78,068)	893,509	3.66%	3.49%	7.99
Short:
U.S. Treasury securities	(500)	1	(499)	1	—	(498)	3.88%	3.89%	6.92
Total Short	(500)	1	(499)	1	—	(498)	3.88%	3.89%	6.92
Total	$942,686	$8,059	$966,447	$4,632	$(78,068)	$893,011	3.66%	3.49%	7.99
(1)Weighted average coupon represents the weighted average coupons of the securities, rather than, in the case of collateralized securities, the coupon rates on the underlying collateral.
(2)Conformed to current period presentation. Total long, total short, and total weighted average coupon excludes interest only RMBS and preferred equity securities.
(3)Expected average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.
(4)Weighted average coupon is based on a notional principal amount of $61.1 million and $700.5 million, for Agency and non-Agency interest only securities, respectively.
By Estimated Weighted Average Life
As of September 30, 2023:

($ in thousands)	Agency RMBS			Agency IOs
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$19,887	$21,112	3.50%	$442	$521	4.06%
Greater than three years and less than seven years	156,426	169,691	4.85%	3,132	2,548	2.27%
Greater than seven years and less than eleven years	613,152	665,488	4.02%	4,271	3,898	3.60%
Greater than eleven years	1,043	1,216	4.00%	—	—	—%
Total	$790,508	$857,507	4.16%	$7,845	$6,967	2.79%
(1)Expected average lives of RMBS are generally shorter than stated contractual maturities.
(2)Weighted average coupon represents the weighted average coupons of the securities rather than the coupon rates on the underlying collateral.

($ in thousands)	Non-Agency RMBS			Non-Agency IOs			CLOs
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$1,779	$1,807	7.45%	$—	$—	—%	$—	$—	—%
Greater than three years and less than seven years	489	334	5.47%	—	—	—%	3,824	3,823	13.38%
Greater than seven years and less than eleven years	4,731	5,233	6.28%	11,540	8,884	0.22%	—	—	—%
Greater than eleven years	5,826	4,942	11.38%	—	—	—%	—	—	—%
Total	$12,825	$12,316	8.38%	$11,540	$8,884	0.22%	$3,824	$3,823	13.38%
(1)Expected average lives of RMBS and CLOs are generally shorter than stated contractual maturities.
(2)Weighted average coupon represents the weighted average coupons of the securities rather than the coupon rates on the underlying collateral.
As of December 31, 2022:

($ in thousands)	Agency RMBS			Agency IOs
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$17,005	$17,868	3.80%	$797	$882	4.03%
Greater than three years and less than seven years	204,858	221,291	4.10%	3,937	3,827	4.13%
Greater than seven years and less than eleven years	640,207	698,391	3.48%	4,579	4,503	3.61%
Greater than eleven years	1,214	1,279	4.50%	—	—	—%
Total	$863,284	$938,829	3.63%	$9,313	$9,212	3.89%
(1)Expected average lives of RMBS are generally shorter than stated contractual maturities.
(2)Weighted average coupon represents the weighted average coupons of the securities rather than the coupon rates on the underlying collateral.

($ in thousands)	Non-Agency RMBS			Non-Agency IOs
Estimated Weighted Average Life(1)(2)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	$2,099	$2,092	5.67%	$—	$—	—%
Greater than three years and less than seven years	1,889	1,763	4.67%	—	—	—%
Greater than seven years and less than eleven years	7,911	8,559	5.34%	8,138	6,289	0.24%
Greater than eleven years	667	—	4.71%	—	—	—%
Total	$12,566	$12,414	5.26%	$8,138	$6,289	0.24%
(1)Conformed to current period presentation.
(2)Expected average lives of RMBS are generally shorter than stated contractual maturities.
(3)Weighted average coupon represents the weighted average coupons of the securities rather than the coupon rates on the underlying collateral.

The following tables reflect the components of interest income by security type for the three- and nine-month period ended September 30, 2023 and 2022:

	Three-Month Period Ended September 30, 2023			Three-Month Period Ended September 30, 2022
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$9,997	$(206)	$9,791	$8,541	$7	$8,548
Non-Agency RMBS	766	(165)	601	488	(81)	407
CLOs	2	—	2	—	—	—
U.S. Treasury securities	(134)	8	(126)	—	—	—
Total	$10,631	$(363)	$10,268	$9,029	$(74)	$8,955

	Nine-Month Period Ended September 30, 2023			Nine-Month Period Ended September 30, 2022
($ in thousands)	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$28,858	$(2,136)	$26,722	$26,754	$(3,572)	$23,182
Non-Agency RMBS	2,160	(377)	1,783	1,392	(270)	1,122
CLOs	2	—	2	—	—	—
U.S. Treasury securities	(237)	—	(237)	—	—	—
Total	$30,783	$(2,513)	$28,270	$28,146	$(3,842)	$24,304
For the three-month periods ended September 30, 2023 and 2022, the Catch-up Amortization Adjustment was $46 thousand and $1.4 million, respectively. For the nine-month periods ended September 30, 2023 and 2022, the Catch-up Amortization Adjustment was $(0.6) million and $2.5 million, respectively.
At September 30, 2023, the Company had gross unrealized losses on securities of $(68.2) million, of which $(0.1) million relates primarily to adverse changes in estimated future cash flows on Agency IOs. At December 31, 2022, the Company had gross unrealized losses on securities of $(78.1) million, of which $(0.2) million relates primarily to adverse changes in estimated future cash flows on Agency IOs, primarily resulting from an increase in expected prepayments.
The Company determined for certain securities that a portion of such securities' cost basis is not collectible; for the three- and nine-month periods ended September 30, 2023, the Company recognized realized losses on such securities of $(48) thousand and $(0.4) million, respectively. For each of the three- and nine-month periods ended September 30, 2022, the Company recognized a realized loss of $(1.0) million and $(1.5) million. Such realized losses are reflected in Net realized gains (losses) on securities, on the Consolidated Statement of Operations.

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
September 30, 2023:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Securities:
Agency RMBS:
15-year fixed-rate mortgages	$—	$32,600	$—	$32,600
20-year fixed-rate mortgages	—	9,074	—	9,074
30-year fixed-rate mortgages	—	726,345	—	726,345
Adjustable rate mortgages	—	7,154	—	7,154
Reverse mortgages	—	15,335	—	15,335
Interest only securities	—	4,706	3,139	7,845
Non-Agency RMBS	—	16,426	7,939	24,365
CLOs	—	3,824	—	3,824
U.S. Treasury securities	—	9,499	—	9,499
Preferred equity securities	234	—	—	234
Total securities, at fair value	234	824,963	11,078	836,275
Financial derivatives–assets, at fair value:
TBAs	—	2,737	—	2,737
Interest rate swaps	—	98,198	—	98,198
Futures	13	—	—	13
Total financial derivatives–assets, at fair value	13	100,935	—	100,948
Total securities and financial derivatives–assets, at fair value	$247	$925,898	$11,078	$937,223
Liabilities:
Securities sold short:
U.S. Treasury securities sold short, at fair value	$—	$(46,326)	$—	$(46,326)
Financial derivatives–liabilities, at fair value:
TBAs	—	(1,147)	—	(1,147)
Interest rate swaps	—	(6,250)	—	(6,250)
Futures	(1,163)	—	—	(1,163)
Credit default swaps	—	(280)	—	(280)
Total financial derivatives–liabilities, at fair value	(1,163)	(7,677)	—	(8,840)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(1,163)	$(54,003)	$—	$(55,166)

December 31, 2022(1):

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Securities:
Agency RMBS:
15-year fixed-rate mortgages	$—	$45,324	$—	$45,324
20-year fixed-rate mortgages	—	9,691	—	9,691
30-year fixed-rate mortgages	—	781,754	—	781,754
Adjustable rate mortgages	—	8,663	—	8,663
Reverse mortgages	—	17,852	—	17,852
Interest only securities	—	5,228	4,085	9,313
Non-Agency RMBS	—	8,870	11,834	20,704
Preferred equity securities	208	—	—	208
Total securities, at fair value	208	877,382	15,919	893,509
Financial derivatives–assets, at fair value:
TBAs	—	3,568	—	3,568
Interest rate swaps	—	65,202	—	65,202
Total financial derivatives–assets, at fair value	—	68,770	—	68,770
Total securities and financial derivatives–assets, at fair value	$208	$946,152	$15,919	$962,279
Liabilities:
Securities sold short:
U.S. Treasury securities sold short, at fair value	$—	$(498)	$—	$(498)
Financial derivatives–liabilities, at fair value:
TBAs	—	(664)	—	(664)
Interest rate swaps	—	(2,373)	—	(2,373)
Futures	(82)	—	—	(82)
Total financial derivatives–liabilities, at fair value	(82)	(3,037)	—	(3,119)
Total securities sold short and financial derivatives–liabilities, at fair value	$(82)	$(3,535)	$—	$(3,617)
(1)Conformed to current period presentation.

The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value.
Three-Month Period Ended September 30, 2023:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of June 30, 2023	$16,337	$2,945
Purchases	—	436
Proceeds from sales	—	—
Principal repayments	(33)	—
(Amortization)/accretion, net	(124)	(197)
Net realized gains (losses)	6	—
Change in net unrealized gains (losses)	144	289
Transfers:
Transfers into level 3	—	—
Transfers out of level 3	(8,391)	(334)
Ending balance as of September 30, 2023	$7,939	$3,139
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at September 30, 2023, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended September 30, 2023. For Level 3 financial instruments held by the Company as of September 30, 2023, change in net unrealized gains (losses) of $0.1 million and $0.3 million, for the three-month period ended September 30, 2023 relate to non-Agency RMBS and Agency RMBS, respectively.
At September 30, 2023, the Company transferred $8.7 million of assets from Level 3 to Level 2. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of September 30, 2022, as well as Level 3 financial instruments disposed of by the Company, during the three-month period ended September 30, 2022. For Level 3 financial instruments held by the Company as of September 30, 2022, change in net unrealized gains (losses) of $8 thousand and $0.7 million, for the three-month period ended September 30, 2022 relate to non-Agency RMBS and Agency RMBS, respectively.
At September 30, 2022, the Company transferred $5.3 million of assets from Level 3 to Level 2 and $0.6 million of assets from Level 2 to Level 3. Transfers between these hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.

Nine-Month Period Ended September 30, 2023:

(In thousands)	Non-Agency RMBS	Agency RMBS
Beginning balance as of December 31, 2022	$11,834	$4,085
Purchases	10,378	—
Proceeds from sales	(1,461)	(1,484)
Principal repayments	(241)	(382)
(Amortization)/accretion, net	(280)	(524)
Net realized gains (losses)	168	(216)
Change in net unrealized gains (losses)	608	325
Transfers:
Transfers into level 3	—	1,875
Transfers out of level 3	(13,067)	(540)
Ending balance as of September 30, 2023	$7,939	$3,139
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at September 30, 2023, as well as Level 3 financial instruments disposed of by the Company during the nine-month period ended September 30, 2023. For Level 3 financial instruments held by the Company as of September 30, 2023, change in net unrealized gains (losses) of $0.1 million, and $0.5 million, for the nine-month period ended September 30, 2023 relate to non-Agency RMBS and Agency RMBS, respectively.
At September 30, 2023, the Company transferred $13.6 million of assets from Level 3 to Level 2 and $1.9 million of assets from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of September 30, 2022, as well as Level 3 financial instruments disposed of by the Company during the nine-month period ended September 30, 2022. For Level 3 financial instruments held by the Company as of September 30, 2022, change in net unrealized gains (losses) of $1.2 million and $1.1 million, for the nine-month period ended September 30, 2022 relate to non-Agency RMBS and Agency RMBS, respectively.
At September 30, 2022, the Company transferred $5.3 million of assets from Level 3 to Level 2 and $5.1 million of assets from Level 2 to Level 3. Transfers between these hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.

The following tables identify the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of September 30, 2023 and December 31, 2022:
September 30, 2023:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$4,233	Market quotes	Non-Binding Third-Party Valuation	$0.82	$96.64	$69.85
	3,706	Discounted Cash Flows
	$7,939		Yield	6.3%	16.6%	10.4%
			Projected Collateral Prepayments	1.4%	36.2%	19.1%
			Projected Collateral Losses	0.3%	7.9%	4.6%
			Projected Collateral Recoveries	3.0%	13.6%	8.7%
Agency RMBS–Interest Only Securities	$2,003	Market quotes	Non-Binding Third-Party Valuation	$3.56	$18.92	$6.53
	1,136	Option Adjusted Spread ("OAS")	LIBOR OAS (2)(3)	36	5,076	1,466
	$3,139		Projected Collateral Prepayments	27.9%	65.3%	47.8%
(1)Averages are weighted based on the fair value of the related instrument.
(2)Shown in basis points.
(3)For the range minimum, the range maximum, and the weighted average of LIBOR OAS, excludes Agency interest only securities with a negative LIBOR OAS, with a total fair value of $4 thousand. Including these securities, the weighted average was 1463 basis points.
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
The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$39,996	$39,996	$34,816	$34,816
Due from brokers	27,900	27,900	18,824	18,824
Reverse repurchase agreements	37,103	37,103	499	499
Liabilities:
Repurchase agreements	811,180	811,180	842,455	842,455
Due to brokers	71,202	71,202	45,666	45,666
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

5. Financial Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. Specifically, the Company's primary source of financing is repurchase agreements and the Company enters into financial derivative and other instruments to manage exposure to variable cash flows on portions of its borrowings under those repurchase agreements. Since the interest rates on repurchase agreements typically change with market interest rates such as the Secured Overnight Financing Rate, or "SOFR," the Company is constantly exposed to changing interest rates, which accordingly affects cash flows associated with the Company's borrowings. To mitigate the effect of changes in these interest rates and their related cash flows, the Company may enter into a variety of derivative contracts, including interest rate swaps, futures, swaptions, CDS, and TBAs. Additionally, from time to time, the Company may use short positions in U.S. Treasury securities to mitigate its interest rate risk.
The following table details the fair value of the Company's holdings of financial derivatives as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities sale contracts	$2,737	$3,568
Fixed payer interest rate swaps	98,198	65,202
Futures	13	—
Total financial derivatives–assets, at fair value	100,948	68,770
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(1,147)	(664)
Fixed payer interest rate swaps	(89)	—
Fixed receiver interest rate swaps	(6,161)	(2,373)
Futures	(1,163)	(82)
Credit default swaps	(280)	—
Total financial derivatives–liabilities, at fair value	(8,840)	(3,119)
Total, net	$92,108	$65,651

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of September 30, 2023 and December 31, 2022:
September 30, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$73,693	$2,175	2.27%	5.31%	0.59
2025	114,117	5,070	2.73	5.32	1.74
2027	40,545	2,372	3.01	5.31	3.97
2028	122,647	9,930	2.70	5.31	4.78
2029	49,735	5,990	2.17	5.31	5.51
2030	97,200	10,989	2.50	5.31	6.67
2031	123,515	21,428	1.81	5.31	7.73
2032	104,377	20,672	1.74	5.31	8.38
2033	101,800	3,617	3.84	5.31	9.62
2037	35,000	5,335	2.85	5.31	13.82
2038	39,500	1,214	4.01	5.32	14.91
2040	500	218	0.90	5.33	17.07
2041	10,961	4,140	1.33	5.32	17.85
2049	3,564	1,439	1.63	5.32	26.08
2050	780	444	0.64	5.32	26.79
2052	10,000	3,076	2.28	5.31	28.56
Total	$927,934	$98,109	2.57%	5.31%	6.89
December 31, 2022:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$76,575	$2,483	2.23%	4.37%	1.33
2025	59,505	4,914	0.82	4.65	2.30
2027	40,545	1,313	3.01	4.30	4.71
2028	56,338	6,210	1.64	4.42	5.60
2029	49,735	4,128	2.17	4.30	6.25
2030	97,200	6,816	2.50	4.30	7.42
2031	124,124	15,689	1.94	4.47	8.48
2032	104,377	14,525	1.74	4.30	9.13
2037	35,000	2,577	2.85	4.30	14.56
2040	500	171	0.90	4.33	17.82
2041	11,227	3,246	1.59	4.46	18.60
2049	3,633	1,058	1.89	4.32	26.83
2050	792	371	0.90	3.91	27.54
2052	10,000	1,701	2.28	4.30	29.31
Total	$669,551	$65,202	2.03%	4.38%	7.35

The following tables provide information about the Company's fixed receiver interest rate swaps as of September 30, 2023 and December 31, 2022.
September 30, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$1,500	$(18)	5.31%	4.54%	1.71
2026	61	(1)	5.31	4.06	2.71
2028	70	(3)	5.31	3.45	4.59
2030	13,000	(857)	5.31	3.31	6.51
2032	68,200	(2,366)	5.32	3.81	8.35
2033	67,019	(2,691)	5.31	3.77	9.62
2040	500	(225)	5.31	0.84	17.07
Total	$150,350	$(6,161)	5.32%	3.74%	8.72
December 31, 2022:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2032	$37,009	$(2,198)	4.30%	2.79%	9.56
2040	500	(175)	4.30	0.84	17.82
Total	$37,509	$(2,373)	4.30%	2.77%	9.67
Futures
The following tables provide information about the Company's futures as of September 30, 2023 and December 31, 2022.
September 30, 2023:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Assets:
Short Contracts:
U.S. Treasury Futures	$(5,400)	$13	3.00
Liabilities:
Long Contracts:
U.S. Treasury Futures	59,000	(1,163)	2.76
Total, net	$53,600	$(1,150)	2.78
December 31, 2022:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Liabilities:
Long Contracts:
U.S. Treasury Futures	$64,300	$(79)	2.80
Short Contracts:
U.S. Treasury Futures	(5,400)	(3)	3.00
Total, net	$58,900	$(82)	2.81

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
As of September 30, 2023 and December 31, 2022, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	September 30, 2023				December 31, 2022
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Liabilities	$68,064	$65,268	$64,121	$(1,147)	$81,759	$81,498	$80,834	$(664)
Sale contracts:
Assets	(116,747)	(103,007)	(100,270)	2,737	(258,253)	(234,384)	(230,816)	3,568
Total TBA securities, net	$(48,683)	$(37,739)	$(36,149)	$1,590	$(176,494)	$(152,886)	$(149,982)	$2,904
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
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the nine-month period ended September 30, 2023 and the year ended 2022:

Derivative Type	Nine-Month Period Ended September 30, 2023	Year Ended December 31, 2022
	(In thousands)
Interest rate swaps	$805,825	$653,115
TBAs	319,767	343,695
Futures	65,990	110,415
Credit default swaps	12,297	—

Gains and losses on the Company's financial derivatives for the three- and nine-month periods ended September 30, 2023 and 2022 are summarized in the tables below:

	Three-Month Period Ended September 30, 2023
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$796	$(2,892)	$(2,096)	$4,913	$19,508	$24,421
TBAs		5,441	5,441		1,298	1,298
Futures		(2,033)	(2,033)		(582)	(582)
Credit Default Swaps		(160)	(160)		139	139
Total	$796	$356	$1,152	$4,913	$20,363	$25,276

	Three-Month Period Ended September 30, 2022
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$364	$(250)	$114	$19	$30,276	$30,295
TBAs		2,280	2,280		5,758	5,758
Futures		(39)	(39)		(228)	(228)
Total	$364	$1,991	$2,355	$19	$35,806	$35,825

	Nine-Month Period Ended September 30, 2023
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$6,507	$13,751	$20,258	$8,463	$2,075	$10,538
TBAs		9,240	9,240		(1,314)	(1,314)
Futures		(2,198)	(2,198)		(1,068)	(1,068)
Credit Default Swaps		(178)	(178)		21	21
Total	$6,507	$20,615	$27,122	$8,463	$(286)	$8,177

	Nine-Month Period Ended September 30, 2022
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$(485)	$8,278	$7,793	$(352)	$57,205	$56,853
TBAs		19,083	19,083		3,698	3,698
Futures		21,310	21,310		(400)	(400)
Total	$(485)	$48,671	$48,186	$(352)	$60,503	$60,151
At September 30, 2023, the Company purchased protection on credit default swaps on corporate bond indices with a notional value of $23.0 million and a fair value of $(0.3) million; the weighted average remaining maturity on such contracts was 5.23 years.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of September 30, 2023 and December 31, 2022, the Company had outstanding borrowings under repurchase agreements with 19 and 16 counterparties, respectively.

The following table details the Company's outstanding borrowings under repurchase agreements as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 days or less	$467,898	5.47%	17	$559,178	4.00%	14
31-60 days	249,540	5.48	45	207,066	2.68	43
61-90 days	16,181	5.56	75	61,492	4.00	73
91-120 days	47,782	5.44	93	—	—	—
151-180 days	3,979	6.23	158	—	—	—
Total Agency RMBS	785,380	5.47	33	827,736	3.67	26
Non-Agency RMBS:
30 days or less	1,680	7.04	27	4,748	5.33	4
31-60 days	5,348	6.78	57	3,503	5.88	48
61-90 days	9,126	6.78	69	6,468	5.73	66
Total Non-Agency RMBS	16,154	6.81	61	14,719	5.64	42
U.S. Treasury Securities
30 days or less	9,646	5.40	2	—	—	—
Total U.S. Treasury Securities	9,646	5.40	2	—	—	—
Total	$811,180	5.50%	33	$842,455	3.70%	26
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of September 30, 2023 and December 31, 2022, the fair value of securities transferred as collateral under outstanding borrowings under repurchase agreements was $834.2 million and $882.0 million, respectively. Collateral transferred under outstanding borrowings under repurchase agreements as of September 30, 2023 and December 31, 2022, includes RMBS in the amount of $7.1 million and $33.0 million, respectively, that were sold prior to period end but for which such sale had not yet settled. In addition as of September 30, 2023 and December 31, 2022, the Company was posting to repurchase agreement counterparties net cash collateral of $23.6 million and $10.3 million, respectively, as a result of margin calls with various repurchase agreement counterparties.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. There was no counterparty for which the amount at risk was greater than 10% of shareholders' equity as of either September 30, 2023 or December 31, 2022.

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
The following tables present information about certain assets and liabilities representing financial instruments as of September 30, 2023 and December 31, 2022. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
September 30, 2023:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$100,948	$(7,024)	$—	$(71,185)	$22,739
Reverse repurchase agreements	37,103	(9,645)	(27,458)	—	—
Liabilities:
Financial derivatives–liabilities	(8,840)	7,024	—	1,716	(100)
Repurchase agreements	(811,180)	9,645	777,954	23,581	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase and reverse repurchase agreements and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. Total financial instruments transferred or pledged as collateral on the Company's repurchase agreements as of September 30, 2023 were $834.2 million. As of September 30, 2023, total cash collateral (received) pledged on financial derivative assets and financial derivative liabilities excludes $0.2 million and $2.2 million, of net excess cash collateral.
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

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of September 30, 2023 and December 31, 2022, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three- and nine-month periods ended September 30, 2023 and 2022:

	Three-Month Period Ended		Nine-Month Period Ended
(In thousands except for share amounts)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Numerator:
Net income (loss)	$(11,420)	$(13,671)	$(7,880)	$(41,878)
Denominator:
Basic and diluted weighted average shares outstanding	15,199,837	13,146,727	14,273,071	13,121,214
Basic and diluted earnings per share	$(0.75)	$(1.04)	$(0.55)	$(3.19)
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
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For each of the three-month periods ended September 30, 2023 and 2022, the total management fee incurred was $0.4 million. For each of the nine-month periods ended September 30, 2023 and 2022, the total management fee incurred was $1.3 million.
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
During the nine-month periods ended September 30, 2023 and 2022, the Company reimbursed the Manager $1.9 million and $1.8 million, respectively, for previously incurred operating and compensation expenses. As of both September 30, 2023 and December 31, 2022, the outstanding payable to the Manager for operating and compensation expenses was $0.4 million and is included in Accrued expenses on the Consolidated Balance Sheet.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of September 30, 2023 and December 31, 2022, there were 15,870,141 and 13,377,840 common shares outstanding, respectively. No preferred shares have been issued.
Detailed below is a roll forward of the Company's common shares outstanding for the three- and nine-month periods ended September 30, 2023 and 2022:

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Common Shares Outstanding (6/30/2023, 6/30/2022, 12/31/2022, and 12/31/2021, respectively)	14,378,193	13,079,394	13,377,840	13,109,926
Share Activity:
Common shares repurchased	—	(9,489)	—	(40,021)
Common shares issued	1,459,028	148,349	2,462,489	148,349
Restricted common shares issued	32,920	27,044	32,920	27,044
Forfeiture of common shares to satisfy tax withholding obligations	—	—	(3,108)	—
Common Shares Outstanding (9/30/2023, 9/30/2022, 9/30/2023, and 9/30/2022, respectively)	15,870,141	13,245,298	15,870,141	13,245,298
Unvested restricted shares outstanding (9/30/2023, 9/30/2022, 9/30/2023, and 9/30/2022, respectively)	50,680	42,795	50,680	42,795
The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at September 30, 2023:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	32,920	September 13, 2023	September 12, 2024
Partially dedicated employees:
	5,649	December 16, 2021	December 16, 2023
	6,056	December 15, 2022	December 15, 2023
	6,055	December 15, 2022	December 15, 2024
(1)Date at which such restricted shares will vest and become non-forfeitable.

On May 16, 2023, the Company's 2023 Equity Incentive Plan became effective and replaced the Company's 2013 Equity Incentive Plan. Awards previously granted under the 2013 Equity Incentive Plan remain outstanding and valid in accordance with their terms, but no new awards will be granted under the 2013 Equity Incentive Plan. As of September 30, 2023, there were 1,011,997 shares available for future issuance under the Company's 2023 Equity Incentive Plan.
On June 13, 2018, the Company's Board of Trustees approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. During the three-month period ended September 30, 2022, the Company repurchased 9,489 of its common shares at an aggregate cost of $0.1 million, and an average price of per share of $6.53. During the nine-month period ended September 30, 2022, the Company repurchased 40,021 of its common shares at an aggregate cost of $0.3 million, and an average price of per share of $6.56. From inception of the current share repurchase program adopted on June 13, 2018 through September 30, 2023, the Company repurchased 474,192 of its common shares at an aggregate cost of $4.4 million, and an average price per share of $9.21. The Company did not repurchase any shares during the three- or nine-month periods ended September 30, 2023.
On April 2, 2021, the Company commenced an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which it was authorized to offer and sell up to $75.0 million of common shares from time to time. During the three-month period ended September 30, 2023, the Company issued 1,459,028 common shares under the ATM program, which provided $9.8 million of net proceeds after $0.2 million of agent commissions and offering costs. During the nine-month period ended September 30, 2023, the Company issued 2,462,489 common shares under the ATM program, which provided $17.1 million of net proceeds after $0.4 million of agent commissions and offering costs. As of September 30, 2023, the Company's remaining authorization under the ATM program was $53.7 million.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of September 30, 2023 and December 31, 2022 and management is not aware of any significant contingencies at September 30, 2023.
12. Subsequent Events
On October 6, 2023, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on November 27, 2023 to shareholders of record as of October 31, 2023.
On November 7, 2023, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on December 26, 2023 to shareholders of record as of November 30, 2023.

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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account all information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; our use of and dependence on leverage; future changes with respect to the Federal National Mortgage Association, or "Fannie Mae," and Federal Home Loan Mortgage Corporation, or "Freddie Mac," and related events, including the lack of certainty as to the future roles of these entities and the U.S. Government in the mortgage market and changes to legislation and regulations affecting these entities; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities we own and intend to acquire; changes in rates of default and/or recovery rates on our non-Agency assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; and risks associated with investing in real estate assets, including changes in business conditions and the general economy, such as those resulting from the economic effects related to the COVID-19 pandemic, and associated responses to the pandemic. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and the risk factors described under Part II, Item 1A of this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Executive Summary
We are a Maryland real estate investment trust, or "REIT," formed in August 2012 that specializes in acquiring, investing in, and managing residential mortgage- and real estate-related and other assets. Our primary objective is to generate attractive current yields and risk-adjusted total returns for our shareholders by making investments that we believe compensate us appropriately for the risks associated with them. We seek to attain this objective by constructing and actively managing a portfolio consisting primarily of residential mortgage-backed securities, or "RMBS," for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," and RMBS that do not carry such guarantees, or "non-Agency RMBS," such as RMBS backed by prime jumbo, Alternative A-paper, mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau, or "non-QM loans," mortgages on single-family-rental properties, manufactured housing, and subprime residential mortgage loans. We also acquire and manage corporate collateralized loan obligations, or "CLOs." We also may opportunistically acquire other types of mortgage- and real estate-related asset classes, such as commercial mortgage-backed securities, or "CMBS," residential mortgage loans, mortgage servicing rights and credit risk transfer securities. We believe that being able to combine Agency RMBS with non-Agency RMBS and other mortgage- and real estate-related asset classes, along with opportunistic investments in CLOs, enables us to balance a range of risks.
We were initially formed through a strategic venture among affiliates of Ellington Management Group, L.L.C., an investment management firm and registered investment adviser with a 28-year history of investing in a broad spectrum of residential and commercial mortgage-backed securities, or "MBS," and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." We are externally managed and advised by our Manager, an affiliate of Ellington. From our inception until August 2021, the Blackstone Funds had held special non-voting membership interests in the holding company that owns our Manager. In August 2021, an Ellington affiliate purchased these special non-voting membership interests from the Blackstone Funds.
We use leverage in our strategies and to date have financed our assets exclusively through repurchase agreements, which we account for as collateralized borrowings. As of September 30, 2023, we had outstanding borrowings under repurchase agreements in the amount of $811.2 million with 19 counterparties; 97% of such borrowings were collateralized by Agency RMBS.
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
As of September 30, 2023, our book value per share was $7.02 as compared to $8.12 and $8.40 as of June 30, 2023 and December 31, 2022, respectively.
Trends and Recent Market Developments
Market Overview
•After temporarily pausing in June following ten consecutive interest rate hikes, in July the U.S. Federal Reserve, or the “Federal Reserve,” increased the target range for the federal funds rate by another 25 basis points to 5.25%–5.50%, its highest level since 2001, before pausing again in September. At a press conference following the September meeting, Chair Powell acknowledged that despite the pause, “we’re prepared to raise rates further if appropriate, and we intend to hold policy at a restrictive level until we’re confident that inflation is moving down sustainably toward our objective.” During the third quarter, the Federal Reserve also continued to reinvest only principal payments that exceeded monthly caps of $60 billion on U.S. Treasury securities and $35 billion on Agency RMBS.
•Interest rates increased in the third quarter, particularly long-term interest rates, which caused the inversion of the yield curve to subside somewhat. The yield on the 2-year Treasury increased by 15 basis points quarter over quarter to 5.04%, while the yield on the 10-year Treasury increased by 73 basis points to 4.57%. Toward the end of the quarter, the 2-year yield reached its highest level since July 2006, and the 10-year yield reached its highest level since October 2007. Meanwhile, interest rate volatility, as measured by the MOVE Index, remained elevated throughout the third quarter.
•SOFR rates also continued to rise in the third quarter. One-month SOFR increased by 18 basis points to 5.32% at quarter end, and three-month SOFR increased by 13 basis points to 5.40%. SOFR drives many of our financing costs.
•Mortgage rates moved in sympathy with long-term interest rates during the quarter. The Freddie Mac survey 30-year mortgage rate increased from 6.70% on June 29th to 7.35% on September 28th, its highest level since December 2000. The Mortgage Bankers Association’s Refinance Index remained at an historically depressed level, decreasing by 8.7% from June 30th to September 29th, and overall prepayment speeds remained extremely low. Fannie Mae 30-year MBS registered CPRs of 5.6 in July, 6.1 in August, and 5.2 in September.
•After falling by 4.5% over the second half of 2022, the S&P CoreLogic Case-Shiller US National Home Price NSA Index increased by 5.8% year-to-date through August, setting a new all-time high for the index. Meanwhile, after decreasing by 28.7% in 2022, the National Association of Realtors Housing Affordability Index declined an additional 16.1% year-to-date through August 2023, as higher mortgage rates and record home prices continued to stress housing affordability.
•U.S. real GDP increased at an estimated annualized rate of 4.9% in the third quarter of 2023, up from the 2.1% annualized growth rate recorded in the prior quarter. Meanwhile, the unemployment rate remained low, registering 3.5% in July, and 3.8% in both August and September.
•Inflation declined modestly during the first half of the year before increasing again in the third quarter. The 12-month percentage change in the Consumer Price Index for All Urban Consumers (“CPI-U"), not seasonally adjusted, registered 3.2% in July and 3.7% in both August and September. This compared to 12-month percentage changes of 4.9% in April, 4.0% in May, and 3.0% in June 2023.
•For the third quarter, the Bloomberg Barclays U.S. MBS Index posted a negative return of (4.13%) and a negative excess return (on a duration-adjusted basis) of (0.88%) relative to the Bloomberg Barclays U.S. Treasury Index, driven by underperformance of the mortgage basis in September. Meanwhile, the Bloomberg Barclays U.S. Corporate Bond Index posted a negative return of (3.19%) and an excess return of 0.81%, while the Bloomberg Barclays U.S. Corporate High Yield Bond Index posted a return of 0.48% and an excess return of 1.06%.
•Despite strong performance in July, U.S. equity markets finished lower for the third quarter overall, driven by negative results in September. For the quarter, the NASDAQ declined by 4.1%, the S&P 500 was down 3.6%, and the Dow Jones Industrial Average fell by 2.6%, while the VIX volatility index rose in August and again in the second half of September. Meanwhile, London's FTSE 100 index increased by 1.0% and the MSCI World global equity index fell 3.8%, quarter over quarter.
Portfolio Overview and Outlook
As of September 30, 2023, our mortgage-backed securities portfolio consisted of $768.0 million of fixed-rate Agency "specified pools," $7.2 million of Agency RMBS backed by adjustable rate mortgages, or "Agency ARMs," $15.3 million of Agency reverse mortgage pools, $7.8 million of Agency interest-only securities, or "Agency IOs,"$12.8 million of non-Agency RMBS, and $11.5 million of non-Agency interest-only securities, or "non-Agency IOs". Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through government-sponsored refinancing programs, and mortgages with various other characteristics.
The size of our Agency RMBS holdings decreased by 11% to $790.5 million as of September 30, 2023, compared to $889.0 million as of June 30, 2023. The decline was driven by paydowns, net sales, and net losses. Over the same period, our aggregate holdings of non-Agency RMBS and interest-only securities increased slightly.
Also, during the final week of the quarter, we added $3.8 million of corporate CLO investments. CLOs are a form of asset-backed security collateralized by syndicated corporate loans. We intend to increase our capital allocation to CLO mezzanine debt and CLO equity investments, based on market opportunities.
Our debt-to-equity ratio, adjusted for unsettled purchases and sales, decreased to 7.3:1 as of September 30, 2023, as compared to 7.6:1 as of June 30, 2023. The decline was primarily due to a decrease in borrowings on our smaller Agency RMBS portfolio, partially offset by lower shareholders' equity. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions. As of September 30, 2023, the majority of our borrowings were secured by specified pools.
As of September 30, 2023, we had cash and cash equivalents of $40.0 million, in addition to other unencumbered assets of $2.7 million. This compares to cash and cash equivalents of $43.7 million and other unencumbered assets of $7.2 million as of June 30, 2023.
In the third quarter, Agency RMBS faced the significant headwinds of elevated market volatility and rising long-term interest rates. Yield spreads widened and Agency RMBS significantly underperformed U.S. Treasury securities and interest rate swaps for the quarter, with lower-coupon RMBS exhibiting the most pronounced underperformance.
Net losses on our Agency RMBS and negative net interest income exceeded net gains on our interest rate hedges, while our delta-hedging costs remained high as a result of the elevated interest rate volatility. As a result, we had a net loss overall for the quarter.
Average pay-ups on our specified pool portfolio increased modestly to 1.02% as of September 30, 2023, as compared to 0.98% as of June 30, 2023. During the quarter, we continued to hedge interest rate risk through the use of interest rate swaps and short positions in TBAs, U.S. Treasury securities, and futures. We again ended the quarter with a net short TBA position.
Our non-Agency RMBS portfolio and interest-only securities generated positive results for the quarter, driven by net interest income and net gains. We intend to increase our allocation to non-Agency RMBS and/or corporate CLOs based on market conditions.

Our net mortgage assets-to-equity ratio—which we define as the net aggregate market value of our mortgage-backed securities (including the underlying market values of our long and short TBA positions) divided by total shareholders' equity—increased slightly during the quarter, as a smaller net short TBA position and a decline in shareholders' equity more than offset a smaller RMBS portfolio. From time to time, in response to market opportunities and other factors, we increase or decrease our net mortgage assets-to-equity ratio by varying the sizes of our net short TBA position and/or our long RMBS portfolio. The following table summarizes our net mortgage assets-to-equity ratio and provides additional details, for the last five quarters, to illustrate this fluctuation.

	Notional Amount of Long TBAs	Notional Amount of Short TBAs	Fair Value of Mortgage-backed Securities	Net Short TBA Underlying Market Value(1)	Net Mortgage Assets-to-Equity Ratio
($ In thousands)
September 30, 2023	$68,064	$(116,747)	$822,718	$(36,149)	7.1:1
June 30, 2023	117,009	(243,532)	920,714	(102,485)	7.0:1
March 31, 2023	66,488	(221,497)	925,531	(131,188)	6.9:1
December 31, 2022	81,759	(258,253)	893,301	(149,982)	6.6:1
September 30, 2022	20,679	(203,248)	934,668	(161,287)	7.5:1
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
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended September 30, 2023, June 30, 2023, March 31, 2023, December 31, 2022, September 30, 2022.

	Three-Month Period Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Three-Month Constant Prepayment Rates(1)	7.3	7.4	4.3	6.1	9.8
(1)Excludes recent purchases of fixed rate Agency specified pools with no prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of September 30, 2023 and June 30, 2023.

		September 30, 2023			June 30, 2023
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	2.50–2.99	$8,226	$7,352	37	$4,681	$4,325	45
	3.00–3.49	5,119	4,792	101	5,476	5,194	98
	3.50–3.99	10,667	10,018	90	11,301	10,868	87
	4.00–4.49	10,893	10,370	57	11,371	11,052	54
	4.50–4.99	70	68	164	91	90	161
Total 15-year fixed-rate mortgages		34,975	32,600	69	32,920	31,529	72
20-year fixed-rate mortgages:
	2.00–2.49	4,113	3,333	39	4,447	3,776	36
	2.50–2.99	1,723	1,442	38	1,770	1,558	35
	3.00–3.49	1,161	1,001	43	1,175	1,073	40
	4.00–4.49	1,342	1,236	38	1,417	1,367	35
	4.50–4.99	518	491	60	527	519	57
	5.00–5.49	587	566	61	701	699	58
	6.50–6.99	997	1,005	3	1,003	1,029	—
Total 20-year fixed-rate mortgages		10,441	9,074	38	11,040	10,021	35
30-year fixed-rate mortgages:
	2.00–2.49	4,674	3,446	35	51,132	41,888	29
	2.50–2.99	30,018	24,026	34	53,891	45,916	32
	3.00–3.49	135,227	112,876	47	175,741	155,938	38
	3.50–3.99	120,939	106,722	82	124,410	115,720	79
	4.00–4.49	145,903	132,323	71	150,098	143,129	68
	4.50–4.99	120,372	112,120	50	111,289	108,454	52
	5.00–5.49	127,347	120,897	24	98,784	97,376	26
	5.50–5.99	70,197	68,074	11	69,693	69,603	8
	6.00–6.49	20,238	20,040	11	20,941	21,207	8
	6.50–6.99	25,585	25,821	7	24,540	25,139	4
Total 30-year fixed-rate mortgages		800,500	726,345	47	880,519	824,370	44
Total fixed-rate Agency RMBS		$845,916	$768,019	48	$924,479	$865,920	45
For the three-month period ended September 30, 2023, we had total net realized and unrealized losses on our Agency securities of $(35.4) million, or $(2.33) per share. Our Agency portfolio turnover was approximately 19% for the three-month period ended September 30, 2023, and we recognized net realized losses of $(19.3) million.
For the three-month period ended September 30, 2023, we continued to hedge interest rate risk through the use of interest rate swaps, and short positions in TBAs, U.S. Treasury securities, and futures. We had total net realized and unrealized gains of $28.2 million, or $1.86 per share, on our interest rate hedging portfolio, as interest rates increased significantly during the quarter. These gains were partially offset by net realized and unrealized losses of ($2.2) million, or ($0.14) per share, on our long TBAs held for investment.

We ended the quarter with a net short TBA position, both on a notional basis and as measured by 10-year equivalents. Ten-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates. The relative makeup of our interest rate hedging portfolio can change materially from period to period. We may also selectively hedge our corporate CLO investments, although we had no such hedges in place at quarter end.
After giving effect to dividends declared during the three-month period ended September 30, 2023 of $0.24 per share, our book value per share decreased to $7.02 as of September 30, 2023, from $8.12 as of June 30, 2023, and we had a negative economic return of (10.6%) for the three-month period ended September 30, 2023. Economic return for a period is computed by adding back dividends declared during the period to ending book value per share, and comparing that amount to book value per share as of the beginning of the period.
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
Financing
For the three-month period ended September 30, 2023, our average repo borrowing cost increased to 5.48%, as compared to 5.22% for the three-month period ended June 30, 2023. This increase in average repo borrowing cost was the result of increases in short-term interest rates during the three-month period ended September 30, 2023. As of September 30, 2023 and June 30, 2023, the weighted average borrowing rate on our repurchase agreements was 5.50% and 5.29%, respectively.
While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as banks, are active in providing repo financing. Most of our outstanding repo financing is still provided by banks and bank affiliates; however, we have also entered into repo agreements with non-bank dealers.
Our debt-to-equity ratio was 7.3:1 as of September 30, 2023, as compared to 7.5:1 as of June 30, 2023. Adjusted for unsettled purchases and sales, our debt-to equity ratio was 7.3:1 as of September 30, 2023, as compared to 7.6:1 as of June 30, 2023. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
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
The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment, or "Catch-up Amortization Adjustment," is made to interest income to reflect the cumulative impact of the changes in effective yields. For the three-month periods ended September 30, 2023 and 2022, we recognized a Catch-up Amortization Adjustment of $46 thousand and $1.4 million, respectively. For the nine-month periods ended September 30, 2023 and 2022, we recognized a Catch-up Amortization Adjustment of $(0.6) million and $2.5 million, respectively. The Catch-up Amortization Adjustment is reflected as an increase (decrease) to interest income on the Consolidated Statement of Operations.
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
Financial Condition
Investment portfolio
The following tables summarize our securities portfolio as of September 30, 2023 and December 31, 2022:

	September 30, 2023					December 31, 2022
($ In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency RMBS(2)
15-year fixed-rate mortgages	$34,975	$32,600	93.21	$34,800	99.50	$47,453	$45,324	95.51	$48,899	103.05
20-year fixed-rate mortgages	10,441	9,074	86.91	11,083	106.15	10,812	9,691	89.63	11,508	106.44
30-year fixed-rate mortgages	800,500	726,345	90.74	786,592	98.26	841,823	781,754	92.86	849,168	100.87
ARMs	7,207	7,154	99.26	7,983	110.77	8,696	8,663	99.62	9,595	110.34
Reverse mortgages	15,023	15,335	102.08	17,049	113.49	17,506	17,852	101.98	19,659	112.30
Total Agency RMBS	868,146	790,508	91.06	857,507	98.77	926,290	863,284	93.20	938,829	101.35
Non-Agency RMBS(2)	14,752	12,825	86.94	12,316	83.49	16,895	12,566	74.38	12,414	73.48
Total RMBS(2)	882,898	803,333	90.99	869,823	98.52	943,185	875,850	92.86	951,243	100.85
Agency IOs	n/a	7,845	n/a	6,967	n/a	n/a	9,313	n/a	9,212	n/a
Non-Agency IOs	n/a	11,540	n/a	8,884	n/a	n/a	8,138	n/a	6,289	n/a
Total mortgage-backed securities		$822,718		$885,674			$893,301		$966,744
CLO	4,500	3,824	84.98	3,823	84.96	n/a	—	n/a	—	n/a
Preferred equity securities	n/a	234	n/a	203	n/a	n/a	208	n/a	202	n/a
U.S. Treasury securities	10,470	9,499	90.73	9,934	94.88	—	—	—	—	—
U.S. Treasury securities sold short	(47,229)	(46,326)	98.09	(46,593)	98.65	(500)	(498)	99.60	(499)	99.80
Reverse repurchase agreements	37,103	37,103	100.00	37,103	100.00	499	499	100.00	499	100.00
Total		$827,052		$890,144			$893,510		$966,946
(1)Expressed as a percentage of the current principal balance.
(2)Excludes IOs.
The majority of our capital is allocated to our Agency RMBS strategy, which includes investments in Agency pools and Agency collateralized mortgage obligations, or "CMOs." As of September 30, 2023 and December 31, 2022, other investment types constituted a relatively small portion of our total investments, although we intend to increase our allocation to non-Agency RMBS and/or CLOs, based on market opportunities.
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

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Financial derivatives–assets, at fair value:
TBA securities sale contracts	$2,737	$3,568
Fixed payer interest rate swaps	98,198	65,202
Futures	13	—
Total financial derivatives–assets, at fair value	100,948	68,770
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(1,147)	(664)
Fixed payer interest rate swaps	(89)	—
Fixed receiver interest rate swaps	(6,161)	(2,373)
Futures	(1,163)	(82)
Credit Default Swaps	(280)	—
Total financial derivatives–liabilities, at fair value	(8,840)	(3,119)
Total	$92,108	$65,651
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

Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of September 30, 2023 and December 31, 2022. We had no other borrowings outstanding.

	September 30, 2023			December 31, 2022
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)
30 days or less	$479,224	5.47%	17	$563,926	4.01%	14
31-60 days	254,888	5.50	45	210,569	2.73	44
61-90 days	25,307	6.00	73	67,960	4.16	72
91-120 days	47,782	5.44	93	—	—	—
151-180 days	3,979	6.23	158	—	—	—
Total	$811,180	5.50%	33	$842,455	3.70%	26
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of September 30, 2023 and December 31, 2022, our total debt-to-equity ratio was 7.3:1 and 7.5:1, respectively. Collateral transferred with respect to our outstanding repo borrowings, including net cash collateral posted, had an aggregate fair value $0.9 billion, as of both September 30, 2023 and December 31, 2022. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets conditions, and the timing of security purchase and sale transactions.
Shareholders' Equity
As of September 30, 2023, our shareholders' equity decreased to $111.5 million from $112.4 million as of December 31, 2022. This decrease principally consisted of a net loss of $(7.9) million and dividends declared of $10.4 million, partially offset by net proceeds from the issuance of common shares of $17.1 million. As of September 30, 2023, our book value per share was $7.02, as compared to $8.40 as of December 31, 2022.

Results of Operations for the Three- and Nine-Month Periods Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the three- and nine-month periods ended September 30, 2023 and 2022:

	Three-Month Period Ended		Nine-Month Period Ended
(In thousands except for per share amounts)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest Income (Expense)
Interest income	$11,253	$9,457	$30,661	$25,079
Interest expense	(12,349)	(4,268)	(33,745)	(7,343)
Net interest income (expense)	(1,096)	5,189	(3,084)	17,736
Expenses
Management fees to affiliate	420	388	1,292	1,335
Other operating expenses	936	842	2,869	2,522
Total expenses	1,356	1,230	4,161	3,857
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	(35,396)	(55,810)	(35,934)	(164,094)
Net realized and change in net unrealized gains (losses) on financial derivatives	26,428	38,180	35,299	108,337
Total Other Income (Loss)	(8,968)	(17,630)	(635)	(55,757)
Net Income (Loss)	$(11,420)	$(13,671)	$(7,880)	$(41,878)
Net Income (Loss) Per Common Share	$(0.75)	$(1.04)	$(0.55)	$(3.19)
Adjusted Distributable Earnings
We calculate Adjusted Distributable Earnings as net income (loss), excluding realized and change in net unrealized gains and (losses) on securities and financial derivatives, and excluding other income or loss items that are of a non-recurring nature, if any. Adjusted Distributable Earnings includes net realized and change in net unrealized gains (losses) associated with periodic settlements on interest rate swaps. Adjusted Distributable Earnings also excludes the effect of the Catch-up Amortization Adjustment on interest income. The Catch-up Amortization Adjustment is a quarterly adjustment to premium amortization or discount accretion triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). The adjustment is calculated as of the beginning of each quarter based on our then-current assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter.
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
The following table reconciles, for the three- and nine-month periods ended September 30, 2023 and 2022, Adjusted Distributable Earnings to the line on the Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure:

	Three-Month Period Ended		Nine-Month Period Ended
(In thousands except for share amounts)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net Income (Loss)	$(11,420)	$(13,671)	$(7,880)	$(41,878)
Adjustments:
Net realized (gains) losses on securities	19,572	28,236	46,278	57,870
Change in net unrealized (gains) losses on securities	15,824	27,574	(10,344)	106,224
Net realized (gains) losses on financial derivatives	(1,152)	(2,355)	(27,122)	(48,186)
Change in net unrealized (gains) losses on financial derivatives	(25,276)	(35,825)	(8,177)	(60,151)
Net realized gains (losses) on periodic settlements of interest rate swaps	796	364	6,507	(485)
Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	4,913	19	8,463	(352)
Non-recurring expenses	28	—	88	—
Negative (positive) component of interest income represented by Catch-up Amortization Adjustment	(46)	(1,381)	629	(2,486)
Subtotal	14,659	16,632	16,322	52,434
Adjusted Distributable Earnings	$3,239	$2,961	$8,442	$10,556
Weighted Average Shares Outstanding	15,199,837	13,146,727	14,273,071	13,121,214
Adjusted Distributable Earnings Per Share	$0.21	$0.23	$0.59	$0.80
Results of Operations for the Three-Month Periods Ended September 30, 2023 and 2022
Net Income (Loss)
Net income (loss) for the three-month period ended September 30, 2023 was $(11.4) million, as compared to $(13.7) million for the three-month period ended September 30, 2022. The period-over-period difference in our results of operations was primarily due to a decrease in total other loss in the current period as compared to the prior period, which was partially offset by a decline in net interest income (expense), primarily as a result of higher financing costs stemming from the significant increase in short-term interest rates period over period.
Interest Income
Our portfolio as of both September 30, 2023 and 2022 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS and, as of September 30, 2023, CLO investments. Before interest expense, we earned approximately $10.4 million and $9.0 million in interest income on these securities for the three-month periods ended September 30, 2023 and 2022, respectively. The period-over-period increase in interest income primarily resulted from higher asset yields on our Agency RMBS in addition to higher average holdings on our non-Agency RMBS portfolio, partially offset by lower asset yields on our non-Agency RMBS and lower average holdings on our Agency RMBS portfolio. The Catch-up Amortization Adjustment causes variability in our interest income and portfolio yields. For the three-month periods ended September 30, 2023 and 2022, we had positive Catch-up Amortization Adjustments of approximately $46 thousand and $1.4 million, respectively, which increased interest income. Excluding the Catch-up Amortization Adjustments, the weighted average yield of our overall portfolio was 4.25% and 2.95% for the three-month periods ended September 30, 2023 and 2022, respectively.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended September 30, 2023 and 2022:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended September 30, 2023	$9,791	$951,952	4.11%	$601	$21,397	11.24%	$10,392	$973,349	4.27%
Three-month period ended September 30, 2022	$8,548	$1,014,834	3.37%	$407	$13,902	11.72%	$8,955	$1,028,736	3.48%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the three-month periods ended September 30, 2023 and 2022, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the three-month period ended September 30, 2023 was $12.3 million, which primarily consisted of $12.1 million of interest expense on our repo borrowings, and $0.2 million of interest expense related to our short positions in U.S. Treasury securities. Our total interest expense for the three-month period ended September 30, 2022 was $4.3 million, which primarily consisted of $4.2 million of interest expense on our repo borrowings, and $0.2 million of interest expense related to our short positions in U.S. Treasury securities. The period-over-period increase in our total interest expense resulted mainly from higher financing costs stemming from the significant increase in short-term interest rates.
The following tables shows information related to our average cost of funds(1) on repurchase agreements for the three-month periods ended September 30, 2023 and 2022:

	Three-Month Period Ended September 30, 2023			Three-Month Period Ended September 30, 2022
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average Borrowed Funds	Interest Expense	Average Cost of Funds
(In thousands)
Agency RMBS	$851,942	$11,724	5.46%	$906,844	$4,029	1.76%
Non-Agency RMBS	15,409	265	6.81%	11,701	102	3.47%
U.S. Treasury Securities	10,269	139	5.37%	10,397	58	2.23%
Total	$877,620	$12,128	5.48%	$928,942	$4,189	1.79%
(1)This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.

Among other instruments, we use interest rate swaps and short U.S. Treasury securities to hedge against the risk of rising interest rates. The following table shows information related to the components of our average cost of funds including actual and accrued periodic payments on our interest rate swaps and interest expense on short U.S. Treasury securities for the three-month periods ended September 30, 2023 and 2022:

	Repurchase Agreements			Interest Rate Swaps(1)		Short U.S. Treasury Securities(1)(2)		Total(1)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Adjustment to Average Cost of Funds	Interest expense	Adjustment to Average Cost of Funds	Interest and net periodic expense paid or payable	Adjusted Average Cost of Funds
(In thousands)
Three-month period ended September 30, 2023	$877,620	$12,128	5.48%	$(5,709)	(2.58)%	$234	0.11%	$6,653	3.01%
Three-month period ended September 30, 2022(3)	$928,942	$4,189	1.79%	$(383)	(0.16)%	$199	0.08%	$4,005	1.71%
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
For the three-month period ended September 30, 2023, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Amortization Adjustment was 4.25%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 3.01%, resulting in a net interest margin of 1.24%. By comparison, for the three-month period ended September 30, 2022, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Amortization Adjustment was 2.95%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.71%, also resulting in a net interest margin of 1.24%.
Management Fees
For each of the three-month periods ended September 30, 2023 and 2022, our management fee expense was approximately $0.4 million. Management fees are calculated based on our shareholders' equity at the end of each quarter.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. For the three-month periods ended September 30, 2023 and 2022, our other operating expenses were approximately $0.9 million and $0.8 million, respectively. The increase in other operating expenses for the three-month period ended September 30, 2023 was primarily due to an increase in professional fees.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the three-month period ended September 30, 2023, Other income (loss) was $(9.0) million, consisting primarily of net realized and unrealized losses of $(35.4) million on our securities, which were partially offset by net realized and unrealized gains of $26.4 million on our financial derivatives. Net realized and unrealized losses of $(35.4) million on our securities consisted primarily of net realized and unrealized losses of $(35.4) million on our Agency RMBS and $(0.4) million in U.S. Treasury securities, offset by the net realized and unrealized gains of $0.4 million in Non-Agency RMBS. The net loss on our securities was caused by lower asset prices quarter over quarter, primarily driven by higher interest rates, and to a lesser extent, yield spread widening. The net realized and unrealized gains on our financial derivatives of $26.4 million consisted of net realized and unrealized gains of $22.3 million on our interest rate swaps and $6.7 million on our net short positions in TBAs, partially offset by net realized and unrealized losses of $(2.6) million on our U.S. Treasury futures. The net gain on our financial derivatives was primarily the result of the increase in interest rates during the quarter.
For the three-month period ended September 30, 2022, Other income (loss) was $(17.6) million, consisting primarily of net realized and unrealized losses of $(55.8) million on our securities, which were partially offset by net realized and unrealized gains of $38.2 million on our financial derivatives. Net realized and unrealized losses of $(55.8) million on our securities, consists primarily of losses on our Agency RMBS, which were caused by significantly lower asset prices, driven by rising interest rates and widening yield spreads. The net realized and unrealized gains on our financial derivatives of $38.2 million consisted of net realized and unrealized gains of $30.7 million on our interest rate swaps, $8.0 million on our short positions in TBAs, which were partially offset by net realized and unrealized losses of $(0.5) million on our U.S. Treasury futures. The net gains on our financial derivatives were primarily the result of the significant increase in interest rates, and in the case of short positions in TBAs, also of widening yields spreads.
Results of Operations for the Nine-Month Periods Ended September 30, 2023 and 2022
Net Income (Loss)
Net income (loss) for the nine-month period ended September 30, 2023 was $(7.9) million, as compared to $(41.9) million for the nine-month period ended September 30, 2022. The period-over-period difference in our results of operations was primarily due to a substantial decrease in total other loss in the current period as compared to the prior period, which was partially offset by a significant decline in net interest income (expense), primarily as a result of higher financing costs stemming from the significant increase in short-term interest rates period over period.
Interest Income
Our portfolio as of both September 30, 2023 and 2022 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS and, as of September 30, 2023, CLO investments. Before interest expense, we earned approximately $28.5 million and $24.3 million in interest income on these securities for the nine-month periods ended September 30, 2023 and 2022, respectively. The period-over-period increase in interest income primarily resulted from higher asset yields on both our Agency and non-Agency RMBS, in addition to higher average holdings on our non-Agency RMBS portfolio, partially offset by lower average holdings on our Agency RMBS portfolio. The Catch-up Amortization Adjustment causes variability in our interest income and portfolio yields. For the nine-month periods ended September 30, 2023, we had a negative Catch-up Amortization Adjustments of approximately $(0.6) million, which decreased interest income. For the nine-month periods ended September 30, 2022, we had a positive Catch-up Amortization Adjustments of approximately $2.5 million, which increased interest income. Excluding the Catch-up Amortization Adjustments, the weighted average yield of our overall portfolio was 3.95% and 2.62% for the nine-month periods ended September 30, 2023 and 2022, respectively.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the nine-month periods ended September 30, 2023 and 2022:

	Agency(1)			Non-Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Nine-month period ended September 30, 2023	$26,722	$960,901	3.71%	$1,783	$21,391	11.11%	$28,505	$982,292	3.87%
Nine-month period ended September 30, 2022	$23,183	$1,095,226	2.82%	$1,121	$13,757	10.87%	$24,304	$1,108,983	2.92%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Interest Expense
For the nine-month periods ended September 30, 2023 and 2022, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the nine-month period ended September 30, 2023 was $33.7 million, which primarily consisted of $33.2 million of interest expense on our repo borrowing, and $0.5 million of interest expense related to our short positions in U.S. Treasury securities. Our total interest expense for the nine-month period ended September 30, 2022 was $7.3 million, which primarily consisted of $6.8 million of interest expense on our repo borrowings, and $0.6 million of interest expense related to our short positions in U.S. Treasury securities. The period-over-period increase in our total interest expense resulted mainly from higher financing costs stemming from the significant increase in short-term interest rates.

The following tables shows information related to our average cost of funds(1) on repurchase agreements for the nine-month periods ended September 30, 2023 and 2022:

	Nine-Month Period Ended September 30, 2023			Nine-Month Period Ended September 30, 2022
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average Borrowed Funds	Interest Expense	Average Cost of Funds
(In thousands)
Agency RMBS	$853,690	$32,135	5.03%	$1,024,793	$6,555	0.86%
Non-Agency RMBS	14,696	706	6.42%	8,937	171	2.55%
U.S. Treasury Securities	10,091	383	5.08%	9,823	82	1.12%
Total	$878,477	$33,224	5.06%	$1,043,553	$6,808	0.87%
(1)This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.
Among other instruments, we use interest rate swaps and short U.S. Treasury securities to hedge against the risk of rising interest rates. The following table shows information related to the components of our average cost of funds including accrued periodic payments on our interest rate swaps and interest expense on short U.S. Treasury securities for the nine-month periods ended September 30, 2023 and 2022:

	Repurchase Agreements			Interest Rate Swaps(1)		Short U.S. Treasury Securities(1)(2)		Total(1)
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Net periodic expense paid or payable	Adjustment to Average Cost of Funds	Interest expense	Adjustment to Average Cost of Funds	Interest and net periodic expense paid or payable	Adjusted Average Cost of Funds
(In thousands)
Nine-month period ended September 30, 2023	$878,477	$33,224	5.06%	$(14,970)	(2.28)%	$516	0.08%	$18,770	2.86%
Nine-month period ended September 30, 2022(3)	$1,043,553	$6,808	0.87%	$835	0.11%	$601	0.08%	$8,244	1.06%
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
For the nine-month period ended September 30, 2023, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Amortization Adjustment was 3.95%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 2.86%, resulting in a net interest margin of 1.09%. By comparison, for the nine-month period ended September 30, 2022, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Amortization Adjustment was 2.62%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.06%, resulting in a net interest margin of 1.56%.
Management Fees
For each the nine-month periods ended September 30, 2023 and 2022, our management fee expense was approximately $1.3 million. Management fees are calculated based on our shareholders' equity at the end of each quarter.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other expenses incurred in connection with the operation of our business. For the nine-month periods ended September 30, 2023 and 2022, our other operating expenses were approximately $2.9 million and $2.5 million, respectively. The increase in other operating expenses for the nine-month period ended September 30, 2023 was primarily due to an increase in professional fees.

Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the nine-month period ended September 30, 2023, Other income (loss) was $(0.6) million, consisting primarily of net realized and unrealized losses of $(35.9) million on our securities, which were mostly offset by net realized and unrealized gains of $35.3 million on our financial derivatives. Net realized and unrealized losses of $(35.9) million on our securities consisted primarily of net realized and unrealized losses of $(37.2) million on our Agency RMBS, partially offset by net realized and unrealized gains of $1.3 million in non-agency RMBS, respectively. The net loss on our securities was caused by lower asset prices period over period, primarily driven by higher interest rates, and to a lesser extent, yield spread widening. The net realized and unrealized gains on our financial derivatives of $35.3 million consisted of net realized and unrealized gains of $30.8 million on our interest rate swaps and $7.9 million on our net short positions in TBAs, partially offset by net realized and unrealized losses of $(3.3) million on our U.S. Treasury futures. The net gain on our financial derivatives was primarily the result of the increase in interest rates during the period.
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

Liquidity and Capital Resources
Liquidity refers to our ability to generate and obtain adequate amounts of cash to meet our requirements, including repaying our borrowings, funding and maintaining RMBS and other assets, paying dividends, and other general business needs. Our short-term (the 12 months following period end) and long-term (beyond 12 months from period end) liquidity requirements include acquisition costs for assets we acquire, payment of our management fee, compliance with margin requirements under our repurchase agreements, TBA and other financial derivative contracts, repayment of repurchase agreement borrowings to the extent we are unable or unwilling to extend our repurchase agreements, the payment of dividends, and payment of our general operating expenses. Our capital resources primarily include cash on hand, cash flow from our investments (including monthly principal and interest payments received on our securities and proceeds from the sale of securities), borrowings under repurchase agreements, and proceeds from equity offerings. We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs.
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
As of September 30, 2023 and December 31, 2022, we had $811.2 million and $842.5 million outstanding under our repurchase agreements, respectively. As of September 30, 2023, our outstanding repurchase agreements were with 19 counterparties.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of September 30, 2023 and December 31, 2022, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 5.4% and 5.5%, respectively.

The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
September 30, 2023	$811,180	$877,620	$900,511
June 30, 2023	875,030	880,957	883,043
March 31, 2023	875,670	876,846	897,629
December 31, 2022	842,455	899,752	881,401
September 30, 2022	938,046	928,942	940,321
June 30, 2022	950,339	1,070,229	1,087,826
March 31, 2022	1,211,163	1,133,738	1,211,163
December 31, 2021	1,064,835	1,068,384	1,088,712
September 30, 2021	1,062,197	1,114,820	1,140,182
June 30, 2021	1,135,497	1,166,954	1,196,779
March 31, 2021	1,106,724	1,040,521	1,106,724
December 31, 2020	1,015,245	1,033,128	1,050,840
As of September 30, 2023, we had an aggregate amount at risk under our repurchase agreements with 18 counterparties of $46.8 million. As of December 31, 2022, we had an aggregate amount at risk under our repurchase agreements with 17 counterparties of $49.8 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. If the amounts outstanding under repurchase agreements with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk under our repurchase agreements as of September 30, 2023 and December 31, 2022 does not include $0.3 million and $1.5 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of September 30, 2023, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with three counterparties of approximately $23.4 million. As of December 31, 2022, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with three counterparties of approximately $24.5 million. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of September 30, 2023, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with six counterparties of approximately $2.5 million. As of December 31, 2022, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with eight counterparties of approximately $4.6 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling contracts plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.

As of September 30, 2023, we had cash and cash equivalents of $40.0 million.
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
Nine-Month Period Ended September 30, 2023:

Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
	(In thousands)
$0.08	$1,270	September 7, 2023	September 29, 2023	October 25, 2023
0.08	1,258	August 7, 2023	August 31, 2023	September 25, 2023
0.08	1,209	July 10, 2023	July 31, 2023	August 25, 2023
0.08	1,150	June 7, 2023	June 30, 2023	July 25, 2023
0.08	1,115	May 8, 2023	May 31, 2023	June 26, 2023
0.08	1,106	April 10, 2023	April 28, 2023	May 25, 2023
0.08	1,106	March 7, 2023	March 31, 2023	April 25, 2023
0.08	1,103	February 7, 2023	February 28, 2023	March 27, 2023
0.08	1,096	January 9, 2023	January 31, 2023	February 27, 2023
Nine-Month Period Ended September 30, 2022:

Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
	(In thousands)
$0.08	$1,060	September 8, 2022	September 30, 2022	October 25, 2022
0.08	1,058	August 4, 2022	August 31, 2022	September 26, 2022
0.08	1,046	July 8, 2022	July 29, 2022	August 25, 2022
0.08	1,046	June 7, 2022	June 30, 2022	July 25, 2022
0.08	1,049	May 2, 2022	May 31, 2022	June 27, 2022
0.10	1,311	April 7, 2022	April 29, 2022	May 25, 2022
0.10	1,311	March 7, 2022	March 31, 2022	April 25, 2022
0.10	1,311	February 7, 2022	February 28, 2022	March 25, 2022
0.10	1,311	January 7, 2022	January 31, 2022	February 25, 2022
On October 6, 2023, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on November 27, 2023 to shareholders of record as of October 31, 2023.
On November 7, 2023, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on December 26, 2023 to shareholders of record as of November 30, 2023.
At those times when cash flows from our operating activities are insufficient to fund our dividend payments, we fund such dividend payments through cash flows from our investing and/or financing activities, and in some cases from additional cash on hand. The following paragraphs summarize our cash flows for the nine-month periods ended September 30, 2023 and 2022.
For the nine-month period ended September 30, 2023, our operating activities used net cash of $7.7 million and our investing activities provided net cash of $50.5 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) used net cash of $44.6 million. Thus our operating and investing activities, when combined with our net repo financing activities, used net cash of $1.8 million. We also received proceeds from the issuance of common shares, net of agent commissions and offering costs paid of $17.2 million. We also used $10.2 million to pay dividends. As a result of these activities, there was an increase in our cash holdings of $5.2 million, from $34.8 million as of December 31, 2022 to $40.0 million as of September 30, 2023.

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
On April 2, 2021, we commenced an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $75.0 million of common shares from time to time. During the three-month period ended September 30, 2023, we issued 1,459,028 common shares under the ATM program which provided $9.8 million of net proceeds after $176 thousand of agent commissions and $40 thousand of offering costs. During the nine-month period ended September 30, 2023, we issued 2,462,489 common shares under the ATM program which provided $17.1 million of net proceeds after $307 thousand of agents commissions and $101 thousand of offering costs. From commencement of the ATM program through September 30, 2023, we issued 2,894,538 common shares under the ATM program, which provided $21.1 million of net proceeds after $0.4 million of agent commissions and $0.2 million of offering costs. As of September 30, 2023, we had $53.7 million of common shares available to be issued remaining under the ATM program.
On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. Under the current repurchase program adopted on June 13, 2018, we have repurchased 474,192 common shares through May 12, 2023 at an average price per share of $9.21 and an aggregate cost of $4.4 million, and have authorization to repurchase an additional 725,808 common shares. We did not purchase any shares under this program during the three-month period ended September 30, 2023.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both September 30, 2023 and December 31, 2022, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of September 30, 2023, we had $811.2 million of outstanding borrowings with 19 counterparties.

Off-Balance Sheet Arrangements
As of September 30, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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

In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of September 30, 2023, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, and CMBS excluding TBAs	$20,052	17.99%	$39,170	35.14%	$(20,989)	(18.83)%	$(42,914)	(38.50)%
Long TBAs	1,504	1.35%	2,870	2.57%	(1,641)	(1.47)%	(3,419)	(3.07)%
Short TBAs	(3,188)	(2.87)%	(6,361)	(5.71)%	3,204	2.87%	6,425	5.77%
Non-Agency RMBS	(60)	(0.05)%	(272)	(0.24)%	(91)	(0.08)%	(333)	(0.30)%
U.S. Treasury Securities, Interest Rate Swaps, and Futures	(18,549)	(16.64)%	(37,901)	(33.99)%	17,747	15.92%	34,691	31.12%
Corporate Securities and Derivatives on Corporate Securities	(3)	—%	(6)	(0.01)%	3	—%	6	0.01%
Repurchase and Reverse Repurchase Agreements	(301)	(0.27)%	(602)	(0.54)%	301	0.27%	602	0.54%
Total	$(545)	(0.49)%	$(3,102)	(2.78)%	$(1,466)	(1.32)%	$(4,942)	(4.43)%
Our analysis of interest rate risk is derived from Ellington's proprietary models as well as third-party information and analytics. Many assumptions have been made in connection with the calculations set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. For example, for each hypothetical immediate shift in interest rates, assumptions have been made as to many important factors that can significantly and/or adversely affect the fair value of the instruments in our portfolio, including the response of mortgage prepayment rates, the shape of the yield curve, and market volatilities of interest rates. Furthermore, the fair value of each of the instruments comprising our portfolio is impacted by many other factors, each of which may or may not be correlated, or may only be loosely correlated, with interest rates. Depending on the nature of the instrument, these additional factors may include credit spreads, yield spreads, option-adjusted spreads, real estate prices, collateral adequacy, borrower creditworthiness, inflation, unemployment, general macroeconomic conditions, and other factors. For each instrument, our analysis makes many simplifying assumptions as to the response of these additional factors to shifts in interest rates, including that many if not most such factors are unaffected by such shifts.
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same instruments. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our September 30, 2023 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above.
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
Credit Risk
We are subject to credit risk in connection with certain of our assets, especially our non-Agency RMBS and our corporate CLOs. Credit losses on real estate loans underlying our non-Agency RMBS can occur for many reasons, including, but not limited to, poor origination practices, fraud, faulty appraisals, documentation errors, poor underwriting, legal errors, poor servicing practices, weak economic conditions, decline in the value of homes, special hazards, earthquakes and other natural events, over-leveraging of the borrower on the property, reduction in market rents and occupancy rates and poor property management services in the case of rented homes, changes in legal protections for lenders, reduction in personal income, job loss, and personal events such as divorce or health problems. Property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional, and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of housing), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, and retroactive changes to building or similar codes.
Credit losses can occur on our CLO investments. The corporate loans and other corporate credit assets underlying our CLO investments will typically be rated below investment grade and, as a result, involve greater credit and liquidity risk than investment grade corporate credit obligations and hence may carry a greater risk of default, especially during recessionary environments. These underlying assets will generally be floating rate in nature, and as a result, can suffer from weaker abilities to service debt costs in higher interest rate environments, increasing credit risks on the CLO investments.
While most of the assets underlying our CLO investments are expected to be senior secured and first lien in nature, CLOs also invest, in some cases, in subordinated obligations that do not have first priority claims in the event of a default by their related obligors. Our CLO investments will typically be in subordinated positions within the CLO capital structure with respect to realized losses, and the leveraged nature of the CLO vehicle amplifies the negative impact of any collateral losses.

For our non-Agency RMBS and other mortgage-related instruments with credit risk, the two primary components of such credit risk are default risk and severity risk.
Default Risk
Default risk is the risk that borrowers will fail to make principal and interest payments on a mortgage loan or other debt obligation. Subject to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we may selectively attempt to mitigate our default risk by, among other things, opportunistically entering into credit default swaps. These instruments can reference various MBS indices, corporate bond indices, or corporate entities, such as publicly traded REITs. We also rely on third-party servicers to mitigate our default risk, but such third-party servicers may have little or no economic incentive to mitigate loan default rates.
Severity Risk
Severity risk is the risk of loss upon a borrower default on a mortgage loan underlying our RMBS or other secured or unsecured debt obligation. Severity risk includes the risk of loss of value of the property or other asset, if any, securing the mortgage loan or debt obligation, as well as the risk of loss associated with taking over the property or other asset, if any, including foreclosure costs. We rely on third-party servicers to mitigate our severity risk, but such third-party servicers may have little or no economic incentive to mitigate loan loss severities. Such mitigation efforts may include loan modification programs and prompt foreclosure and property liquidation following a default.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We and Ellington cannot provide any assurance that, whether the result of regulatory inquiries or otherwise, neither we nor Ellington nor its affiliates will become subject to investigations, enforcement actions, fines, penalties or the assertion of private litigation claims or that, if any such events were to occur, they would not materially adversely affect us. For a discussion of these and other related risks, see "Risk Factors—General Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries and proceedings, or other legal proceedings" included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (the "Form 10-K").
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Form 10-K. See also "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q.
In light of the addition of corporate CLOs to our targeted assets at the end of the third quarter of 2023 and subsequent to the filing of the Form 10-K, we are supplementing the risk factors discussed in the Form 10-K with the following risk factors, which should be read in conjunction with the risk factors contained in the Form 10-K.
Our investments in corporate CLOs involve certain risks.
Investments in corporate CLO securities involve certain risks. Corporate CLOs are generally backed by a pool of corporate loans or similar corporate credit-related assets that serve as collateral. We and other investors in CLO securities ultimately bear the credit risk of the underlying collateral. Most CLOs are issued in multiple tranches, offering investors various maturity and credit risk characteristics, often categorized as senior, mezzanine and subordinated/equity according to their relative seniority and degree of risk. If the relevant collateral defaults or otherwise underperforms, payments to the more senior tranches of such securitizations take precedence over those of more junior tranches, such as mezzanine debt and equity tranches, which are the focus of our investment strategy. CLOs present risks similar to those of other types of credit investments, including credit, interest rate and prepayment risks.
The corporate loans that underlie our CLO investments may become nonperforming or impaired for a variety of reasons. Nonperforming or impaired loans may require substantial workout negotiations or restructurings that may result in significant delays in repayment, a significant reduction in the interest rate, and/or a significant write-down of the principal of the loan. A wide range of factors could adversely affect the ability of an underlying corporate borrower to make interest or other payments on its loan. The corporate issuers of the loans or securities underlying our CLO investments may be subject to an increased risk of default depending on certain micro- or macro-economic conditions, such as economic recessions, heightened interest rates and/or inflation, and other conditions. Such defaults and losses, especially those in excess of the market’s or our expectations, would have a negative impact on the fair value of our CLO investments, and reduce the cash flows that we receive from our CLO investments, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
In addition, if a CLO in which we invest experiences an event of default as a result of failure to make a payment when due, erosion of the underlying collateral, or for other reasons, the CLO would be subject to the possibility of liquidation. In such cases, the risks are heightened that the collateral underlying the CLO may not be able to be readily liquidated, or that when liquidated, the resulting proceeds would be insufficient to redeem the CLO mezzanine debt and equity tranches that are the focus of our investment strategy. CLO equity tranches often suffer a loss of all of their value in these circumstances, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders. Furthermore, following an event of default by a CLO, the holders of CLO mezzanine debt and equity tranches typically have limited rights regarding decisions made with respect to the underlying collateral, with the result that such decisions might favor the more senior tranches of the CLO.

The underlying assets held by the CLOs in which we invest generally have lower credit ratings and are subject to significant credit risk.
The assets underlying our CLO investments are generally rated for creditworthiness by one or more nationally recognized statistical ratings organizations (“NRSROs”), including Moody’s, Standard and Poor’s, and Fitch. These assets generally consist of lower-rated first lien corporate loans, although certain CLO structures may also allow for limited exposure to other asset classes including unsecured loans, second lien loans, or corporate bonds.
Corporate issuers of lower-rated debt securities may be highly leveraged and may not have available to them more traditional methods of financing. During economic downturns or sustained periods of rising interest rates, issuers of lower-rated debt securities may be likely to experience financial stress, especially if such issuers are highly leveraged. In such periods, the market for lower-rated debt securities could be severely disrupted, adversely affecting the value of such securities, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders. The risk of loss for lower-rated debt securities is also magnified to the extent that such securities are unsecured or subordinated to more senior creditors. Lower-rated debt securities generally have limited liquidity and limited secondary market support.
Second lien loans are secured by liens on the collateral securing the loan that are subordinated to the liens of at least one other class of obligations of the related obligor. Thus, the ability of the second lien debtholders to exercise remedies after a second lien loan becomes a defaulted obligation is subordinated to, and limited by, the rights of the senior creditors holding such other classes of obligations. In many circumstances, the second lien debtholders may be prevented from foreclosing on the collateral securing a second lien loan until the related first lien loan is paid in full. Moreover, any amounts that might be realized as a result of collection efforts or in connection with a bankruptcy or insolvency proceeding involving a second lien loan must generally be turned over to the first lien secured lender until the first lien secured lender has realized the full value of its own claims. In addition, certain second lien loans contain provisions requiring the related lien to be released in certain circumstances. These lien and payment obligation subordination provisions may materially and adversely affect the ability of the second lien debtholders to realize value from second lien loans.
In the event of a bankruptcy or insolvency of an issuer of a loan or of an underlying asset held by a CLO in which we invest, a court or other governmental entity may determine that the related claims held by such CLO are not valid, or are subject to significant modification. In addition, any payments previously received by such CLO could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year under U.S. Federal bankruptcy law or even longer under state laws) before insolvency.
The underlying assets in a CLO in which we are invested may be subject to various laws for the protection of debtors in other jurisdictions, including the jurisdiction of incorporation of the issuer or borrower of such underlying assets and, if different, the jurisdiction from which it conducts business and in which it holds assets, any of which may adversely affect such issuer’s or borrower’s ability to make, or a creditor’s ability to enforce, payment in full, on a timely basis or at all. These insolvency considerations will differ depending on the jurisdiction in which an issuer or borrower or the related underlying assets are located and may differ depending on the legal status of the issuer or borrower.
Our CLO investments are exposed to changes in interest rates.
Even though we expect that most of our CLO mezzanine debt investments will have floating rate coupons, these and other of our CLO investments are still exposed to interest rate risk. There can be significant mismatches between the timing and frequency of coupon resets on the floating rate CLO debt tranches and the underlying floating rate corporate loans, and furthermore some of the underlying corporate loans may bear fixed coupon rates. When interest rates are low but increasing, variations between interest rate floors on the CLO debt tranches and the underlying corporate loans can reduce the amount of excess interest available for payment to the CLO debt and equity tranches. This reduction in excess interest could adversely impact our CLO equity cashflows and valuations, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Our corporate CLO investments may include “middle market” and/or “covenant-lite” loans.
The underlying collateral of the corporate CLO securities in which we invest may include loans to smaller companies, or “middle market” loans, which may carry more inherent risks than loans to larger, publicly traded entities. Compared to larger companies, these middle-market companies tend to have more limited access to capital, weaker financial positions, narrower product lines, and tend to be more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. As a result, the securities issued by CLOs that hold significant investments in middle-market loans are generally considered riskier than securities issued by CLOs that primarily invest in broadly syndicated loans.

In addition, “covenant-lite” loans may comprise a significant portion of the underlying collateral of the CLOs in which we invest. Generally, covenant-lite loans provide the obligor with more freedom to take actions that could negatively impact their lenders because the obligor’s covenants are incurrence-based and not maintenance-based, which means that they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. At times, covenant-lite loans have represented a significant majority of the market. To the extent that the corporate CLO securities in which we invest hold covenant-lite loans, we may have a greater risk of loss on such investments as compared to investments in CLOs holding loans with more robust covenants.
The CLOs in which we invest are subject to risks associated with loan participations.
The CLOs in which we invest may acquire interests in corporate loans indirectly, by way of participations. In a participation, the underlying debt obligation remains with the institution that has sold us the participation, which typically results in a contractual relationship only with such selling institution, and not with the corporate obligor directly. As a result, the holder of a participation assumes the credit risk of both the obligor and the selling institution, and may only have limited rights to influence any decisions made by the selling institution in connection with the underlying debt obligation.
Our investments in the primary corporate CLO market involve certain additional risks.
Between the pricing date and the closing date of a corporate CLO, the collateral manager generally purchases additional assets for the CLO. During this period, the price and availability of these assets may be adversely affected by a number of market factors, including price volatility and availability of investments suitable for the CLO, which could hamper the ability of the collateral manager to acquire a portfolio of assets that will satisfy specified concentration limitations and allow the CLO to reach the target initial principal amount of collateral prior to the effective date. An inability or delay in reaching the target initial principal amount of collateral may adversely affect the timing and amount of payments received by the holders of CLO mezzanine debt securities and equity securities and could result in early redemptions which could cause significant principal losses on the CLO mezzanine debt and equity securities, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
We and our investments are subject to prepayment and reinvestment risk.
As part of the ordinary management of its portfolio, a CLO will typically generate cash flow from asset repayments and sales that is reinvested into substitute assets, subject to compliance with its investment tests and certain other conditions. If the CLO collateral manager causes the CLO to purchase substitute assets at a lower yield than those initially acquired, the excess interest-related cash flow available for distribution to the CLO equity tranches would decline. In addition, prepayment rates of the assets underlying a CLO are driven by a number of factors, including changing interest rates and other factors that are beyond our control. Furthermore, in most CLO transactions, CLO debt investors are subject to the risk that the holders of a majority of the equity tranche can direct a call or refinancing of a CLO, causing such CLO’s outstanding CLO debt securities to be repaid at par earlier than expected. This and other factors can cause considerable uncertainty in the average lives of the CLO tranches in which we invest.
Our portfolio of corporate CLO investments may lack diversification, which may subject us to a risk of significant loss if one or more of these corporate CLOs experience a high level of defaults on collateral.
Because we do not have fixed guidelines for diversification, we do not have any limitations on the ability to invest in any one CLO, and our investments may be concentrated in relatively few CLOs, CLOs that have similar risk profiles (including by being concentrated in a limited number of industries), CLOs where there is an overlap of underlying corporate issuers or CLOs that are managed by the same collateral manager. The overlap of underlying corporate issuers is often more prevalent across CLOs of the same year of origination, as well as across CLOs managed by the same asset manager or collateral manager.
To the extent that our CLO investments are less diversified, we are susceptible to a greater risk of loss if one or more of the CLOs in which we are invested performs poorly, or in the event a CLO collateral manager were to fail, experience the loss of key employees or sell its business. To the extent we invest in CLOs that have a high level of overlap of underlying corporate obligors, there is a greater likelihood of experiencing multiple defaults in our CLO portfolio, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Failure by a CLO to satisfy certain tests, including as a result of loan defaults and/or negative loan ratings migration, may place pressure on the performance of our investments in such CLO.
The failure by a CLO in which we invest to satisfy certain tests, including with respect to adequate collateralization and/or interest coverage, would generally lead to a reduction in the payments made to holders of its mezzanine debt and equity tranches. In a typical corporate CLO, nonperforming assets, or performing assets rated “CCC+” or lower (or their equivalent) in excess of applicable limits, typically do not receive full par credit for purposes of calculation of the CLO’s overcollateralization tests. As a result, if an asset were to default, or an asset’s credit rating were to decrease to a lower credit rating level, also known as "negative rating migration," it could cause a CLO to move out of compliance with some or all of its overcollateralization tests. CLOs are also generally subject to interest coverage tests, under each of which the interest income generated by the underlying assets is compared to the interest owed to a given CLO tranche and all tranches more senior to it. To the extent that any overcollateralization tests or interest coverage tests are breached, cash flows could be diverted away from the CLO mezzanine debt and equity tranches in favor of the more senior CLO debt tranches until and unless such breaches are cured, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Our CLO debt investments are subject to credit rating changes.
Our investments in CLO debt tranches are subject to credit rating upgrades or downgrades by the NRSROs. Ratings downgrades on our CLO debt investments may result in our investments being viewed as riskier than they were previously thought to be. This perception of increased riskiness resulting from a downgrade can result in adverse impacts to the market value and liquidity of our CLO debt investments, as well as reduce the availability or increase the cost of repo financing for our CLO debt investments.
CLO investments involve complex documentation.
CLOs are often governed by a complex series of legal documents and contracts. As a result, the risk of dispute over the interpretation or enforceability of the documentation may be higher relative to other types of investments. Further, the complex structure of a particular security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
We are dependent on the collateral managers of the corporate CLOs in which we invest, and those corporate CLOs are generally not registered under the Investment Company Act.
We invest in CLO securities issued by CLOs that are managed by collateral managers unaffiliated with us, and we are dependent on the skill and expertise of such managers. While the actions of the CLO collateral managers may significantly affect the return on our investments, we typically do not have any direct contractual relationship with these collateral managers.
While we also rely on these collateral managers to act in the best interests of the CLOs in which we invest, there can be no assurance that such collateral managers will do so. Moreover, such collateral managers are subject to fiduciary duties owed to other classes of notes besides those in which we invest, and they may have other incentives to manage the CLO portfolios in a manner that disadvantages the particular classes of notes in which we are invested. Furthermore, since the CLO issuer often provides an indemnity to its collateral manager, the CLO tranches we hold may ultimately bear the burden of any legal claims brought against the collateral manager, including any legal claims brought by us.
In addition, the CLOs in which we invest are generally not registered as investment companies under the Investment Company Act. As investors in these CLOs, we are not afforded the protections that shareholders in an investment company registered under the Investment Company Act would have.
We may only have limited information regarding the underlying assets held by the CLOs in which we invest, and collateral managers may not identify or report issues relating to the underlying assets on a timely basis (or at all) to enable us to take appropriate measures to manage our risks. Further, none of the information contained in certain monthly reports nor any other financial information furnished to us as an investor in a corporate CLO is audited and or reviewed, nor is an opinion expressed, by an independent public accountant.
Collateral managers are subject to removal or replacement by other holders of CLO securities without our consent and may also voluntarily resign as collateral manager or assign their role as collateral manager to another entity. The removal, replacement, resignation, or assignment of any particular CLO manager’s role could adversely affect the returns on the CLO securities in which we invest, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Our CLO investments often have limited liquidity.
We expect to focus our CLO investment activity in mezzanine debt and equity tranches, which have less liquidity than many other securities, including as a result of lower trading volumes, transfer restrictions, and their bespoke nature. This illiquidity results in price volatility and can make it more difficult to value or sell these securities if the need arises, which could require us to realize a greater loss if we are ever required to liquidate such assets, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.

The CLOs in which we invest incur significant operating expenses.
The CLOs in which we invest incur significant operating expenses, including but not limited to collateral management fees, administrative expenses, and other operating expenses. As the most subordinated tranche, the CLO equity tranche typically bears the primary burden of these expenses, although such expenses can also be borne by mezzanine debt tranches to the extent that the CLO equity tranche suffers a total principal loss.
We and our corporate CLO investments are subject to risks associated with non-U.S. investing, including in some cases foreign currency risk.
While we invest primarily in CLOs that hold underlying U.S. assets, we may also invest in corporate CLOs that hold non-U.S. assets, and we expect that many of the CLO issuers in which we invest will be domiciled outside the United States. Investing directly or indirectly in non-U.S. issuers may expose us to additional risks, including political and social instability, expropriation, imposition of foreign taxes, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards, currency fluctuations and greater price volatility. Further, we, and the CLOs in which we invest, may have difficulty enforcing creditor’s rights in foreign jurisdictions.
A portion of our CLO investments (and the income and gains received by us in respect of such investments) may be denominated in currencies other than the U.S. dollar. Accordingly, changes in foreign currency exchange rates may materially adversely affect the value of these investments.
Our investments in corporate CLOs may result in our recognizing taxable income prior to receiving cash distributions related to such income.
The tax implications of the corporate CLOs in which we invest are complex and, in some circumstances, unclear. In particular, we may recognize taxable income on certain of our CLO investments without the concurrent receipt of cash.
CLOs in which we invest could become subject to U.S. federal income tax or withholding requirements.
The CLO issuers in which we invest will generally operate pursuant to investment guidelines intended to ensure that the CLO is not treated for U.S. federal income tax purposes as engaged in a U.S. trade or business. If a CLO issuer fails to comply with the investment guidelines, or if the Internal Revenue Service otherwise successfully asserts that the CLO should be treated as engaged in a U.S. trade or business, such CLO could be subject to U.S. federal income tax, which could reduce the amount available to distribute to mezzanine debt and equity holders in such CLO, including us.
The U.S. Foreign Account Tax Compliance Act provisions of the Code impose a withholding tax of 30% on certain U.S. source periodic payments, including interest and dividends, to certain non-U.S. entities, including certain non-U.S. financial institutions and investment funds, unless such non-U.S. entity complies with certain reporting requirements regarding its U.S. account holders and its U.S. owners. Most CLOs in which we invest will be treated as non-U.S. financial entities for this purpose, and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If a CLO in which we invest fails to properly comply with these reporting requirements, certain payments received by such CLO may be subject to the 30% withholding tax, which could reduce the amount available to distribute to equity and mezzanine debt holders in such CLO, including us.
Our manager has significant latitude in determining the types of assets we acquire, and there is no specific prohibition in our investment strategy, investment guidelines and/or the REIT qualification requirements against investing in corporate CLOs or other corporate investments.
To maintain our qualification as a REIT and avoid being treated as an investment company under the Investment Company Act, we are subject to various requirements and tests that impose limits on our investment strategy. However, neither the broad investment guidelines in our management agreement, the REIT qualification requirements, nor the Investment Company Act impose any specific limits on, or prohibitions against, investing our capital in corporate CLOs or other corporate investments. Under the terms of our management agreement, our Manager has significant latitude within our broad investment guidelines in determining the types of assets it may acquire. Our Board of Trustees generally does not review individual acquisitions, dispositions, or many other management decisions. That said, our investments in CLOs generally will not be qualifying assets for purposes of the REIT 75% asset test and generally will not produce qualifying income for purposes of the REIT 75% gross income test. As a result, maintaining our qualification as a REIT will require that we limit the size of our CLO investment portfolio, and our Manager may, in the course of investing in CLO investments, utilize certain capital structures and subsidiary structures that give it more flexibility under the relevant REIT tests and Investment Company Act tests.
In addition, our declaration of trust provides that our Board of Trustees may authorize us to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interests to qualify as a REIT. See “We may change our investment strategy, investment guidelines, hedging strategy, and asset allocation, operational, and management policies without notice or shareholder consent, which may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders. In addition, our declaration of trust provides that our Board of Trustees may authorize us to revoke or otherwise terminate our REIT election without the approval of our shareholders” and “–Our Board of Trustees has approved very broad investment guidelines for our Manager and will not approve each decision made by our Manager to acquire, dispose of, or otherwise manage an asset” in the Form 10-K.

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

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	November 14, 2023	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)
ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	November 14, 2023	By:	/s/ CHRIS SMERNOFF
Christopher Smernoff Chief Financial Officer (Principal Financial and Accounting Officer)