Form 10-K
period 2023-12-31
Ellington Residential Mortgage REIT
filed 2024-03-12
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2023, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common shares held by non-affiliates was $100,812,109 based on the closing price as reported by the New York Stock Exchange on that date.
Number of the Registrant's common shares outstanding as of March 1, 2024: 19,819,610
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement with respect to its 2024 Annual Meeting of Shareholders to be filed not later than April 29, 2024 are incorporated by reference into Part III hereof as noted therein.

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
Special Note Regarding Forward-Looking Statements
When used in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission, or the "SEC," or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as "believe," "expect," "anticipate," "estimate," "project," "plan," "continue," "intend," "should," "would," "could," "goal," "objective," "will," "may," "seek," or similar expressions or their negative forms or references to strategy, plans or intentions, are intended to identify "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934, as amended, or the "Exchange Act," and, as such, may involve known and unknown risks, uncertainties and assumptions.
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities or our investments; our use of and dependence on leverage; future changes with respect to the Federal National Mortgage Association, or "Fannie Mae," and Federal Home Loan Mortgage Corporation, or "Freddie Mac," and related events, including the lack of certainty as to the future roles of these entities and the U.S. Government in the mortgage market and changes to legislation and regulations affecting these entities; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities we own and intend to acquire; changes in rates of default and/or recovery rates on our non-Agency assets; our ability to borrow to finance our assets and the available terms for such borrowings; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; our ability to maintain our qualification as a real estate investment trust, or "REIT"; and risks associated with investing in real estate assets, including changes in business conditions and the general economy such as changes to fiscal or monetary policy, heightened inflation, slower growth or recession, and currency fluctuations. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of this Annual Report on Form 10-K, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Our Company
Ellington Residential Mortgage REIT is a Maryland real estate investment trust formed in August 2012 that specializes in acquiring, investing in, and managing residential mortgage- and real estate-related assets. Our primary objective is to generate attractive current yields and risk-adjusted total returns for our shareholders by making investments that we believe compensate us appropriately for the risks associated with them. We seek to attain this objective by constructing and actively managing a portfolio consisting primarily of residential mortgage-backed securities, or "RMBS," for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," and, to a lesser extent, RMBS backed by prime jumbo, Alternative A-paper, or "Alt-A," mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau, or "non-QM loans," mortgages on single-family-rental properties, manufactured housing, and subprime residential mortgage loans, or "non-Agency RMBS." We also may opportunistically acquire other types of mortgage- and real estate-related asset classes, such as commercial mortgage-backed securities, or "CMBS"; residential mortgage loans; mortgage servicing rights, or "MSRs"; and credit risk transfer securities, or "CRTs." We also acquire and manage corporate collateralized loan obligations, or "CLOs." We believe that being able to combine Agency RMBS with CLOs, non-Agency RMBS and opportunistic investments, enables us to balance a range of mortgage-related and credit risks.
We were formed through an initial strategic venture among affiliates of Ellington, an investment management firm and registered investment adviser with a 29-year history of investing in a broad spectrum of residential and commercial mortgage-backed securities, or "MBS," and related derivatives, and the Blackstone Funds. We have elected to be taxed as a real estate investment trust, or "REIT," for U.S. federal income tax purposes. We intend to maintain our exclusion from registration under the Investment Company Act.
Our Manager and Ellington
We are externally managed and advised by our Manager, an affiliate of Ellington, pursuant to a management agreement. Our Manager was formed solely to serve as our manager and does not have any other clients. In addition, our Manager does not have any employees of its own and instead relies on the employees of Ellington to perform its obligations to us.
The members of our management team are Michael Vranos, founder and Chief Executive Officer of Ellington, who serves as our Co-Chief Investment Officer and as a member of our Board of Trustees; Laurence Penn, Vice Chairman and Chief Operating Officer of Ellington, who serves as our President and Chief Executive Officer and as a member of our Board of Trustees; Mark Tecotzky, Vice Chairman—Co-Head of Credit Strategies of Ellington, who serves as our Co-Chief Investment Officer; Christopher Smernoff, who serves as our Chief Financial Officer; JR Herlihy, a Managing Director of Ellington, who serves as our Chief Operating Officer; Daniel Margolis, General Counsel of Ellington, who serves as our General Counsel; Vincent Ambrico, who serves as our Controller; and Alaael-Deen Shilleh, Associate General Counsel of Ellington, who serves as our Associate General Counsel and Secretary. Each of these individuals is an officer of our Manager.
Our Manager is responsible for administering our business activities and day-to-day operations and, pursuant to a services agreement between our Manager and Ellington, relies on the resources of Ellington to support our operations. Ellington has well-established portfolio management resources for each of our targeted asset classes and an established infrastructure supporting those resources. Through our relationship with our Manager, we benefit from Ellington's highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community, financial and capital structuring skills, investment surveillance capabilities, and operational expertise. Ellington's analytic approach to the RMBS investment process involves collection of substantial amounts of data regarding historical performance of RMBS collateral and RMBS market transactions. Ellington’s approach to the CLO investment process is similar, with the analysis of CLO investments driven by models underpinned by substantial amounts of historical data on corporate loan and CLO performance including default, loss, recovery, and prepayment rates, as well as historical price action. Ellington analyzes this data to identify possible relationships and trends and develops financial models used to support our investment and risk management process. In addition, throughout Ellington's 29-year history of investing in RMBS and related derivatives and 11-year history of investing in corporate CLOs, it has developed strong relationships with a wide range of dealers and other market participants that provide Ellington access to a broad range of trading opportunities and market information. As a result, Ellington provides us with access to a wide variety of asset acquisition and disposition opportunities and information that assist us in making asset management decisions across our targeted asset classes, which we believe provides us with a significant competitive advantage. We also benefit from Ellington's finance, accounting, operational, legal, compliance, and administrative functions.
As of December 31, 2023, Ellington had over 170 employees and had assets under management of approximately $10.3 billion, of which (i) approximately $7.2 billion consisted of our company, as well as Ellington Financial Inc., a Delaware corporation that elected to be taxed as a REIT (NYSE: EFC), and various hedge funds and other alternative investment vehicles that employ financial leverage, and (ii) approximately $3.1 billion consisted of accounts that do not employ financial leverage. The $10.3 billion and $7.2 billion in assets under management include approximately $0.8 billion in Ellington-managed CLOs. For these purposes, the Ellington-managed CLO figure represents the aggregate outstanding balance of CLO notes and market value of CLO equity, excluding any notes and equity held by other Ellington-managed funds and accounts.
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
•acquiring and managing a portfolio of corporate CLOs, with an emphasis on CLO mezzanine debt and equity tranches;
•opportunistically acquiring and managing other mortgage- and real estate-related assets, such as MSRs, CRTs, CMBS, and residential mortgage loans, that we would hold for appreciation and/or current income; and
•opportunistically mitigating our interest rate, prepayment, and, to a lesser extent, credit risks, by using a variety of hedging instruments.
Our strategy is adaptable to changing market environments, subject to compliance with the income and other tests that will enable us to maintain our qualification as a REIT for U.S. federal income tax purposes and to maintain our exclusion from registration as an investment company under the Investment Company Act. As a result, although we intend to focus on the acquisition and management primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS, residential mortgage loans, MSRs, CRTs, and CMBS, our acquisition and management decisions will depend on prevailing market conditions and our targeted asset classes may vary over time in response to market conditions. To the extent that we acquire MSRs or engage in other strategies including certain relative value trading strategies, it may be necessary to conduct such activities through a taxable REIT subsidiary, or "TRS." The income from any such activities conducted through a domestic TRS would be subject to U.S. federal and state corporate income tax, as applicable. Our Manager is authorized to follow very broad investment guidelines and, as a result, we cannot predict our portfolio composition. We may change our strategy and policies without a vote of our shareholders. Moreover, although our independent trustees may periodically review our investment guidelines and our portfolio, they generally do not review our proposed asset acquisitions or asset management decisions.
Ellington's investment philosophy primarily revolves around the pursuit of value across various types of MBS, CLO and related assets. Ellington seeks investments across a wide range of sectors without any restriction as to ratings, structure, or position in the capital structure. Over time and through market cycles, opportunities will present themselves in varying sectors and in varying forms. By rotating between and allocating among various strategies and adjusting the extent to which it hedges interest rate, prepayment, and, to a lesser extent, credit risks, Ellington believes that it will be able to capitalize on the disparities between these sectors as well as on overall trends in the marketplace, and therefore provide better and more consistent returns. Disparities between targeted sectors vary from time to time and are driven by a combination of factors. For example, as various MBS and CLO sectors fall in and out of favor, the relative yields that the market demands for those sectors may vary. In addition, Ellington's performance projections for certain sectors may differ from those of other market participants and such disparities will naturally cause us, from time to time, to gravitate towards certain sectors and away from others. Disparities between MBS and CLO sectors and individual securities within such sectors may also be driven by differences in collateral performance, in servicer or collateral manager behavior and in the structure of particular investments (for example, in the timing of cash flows), and our Manager may believe that other market participants are overestimating or underestimating the value of these differences. Furthermore, we believe that risk management, including opportunistic portfolio hedging and prudent financing and liquidity management, is essential for consistent generation of attractive current yields and risk-adjusted total returns.
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

	.	RMBS backed by first lien and second lien mortgages;
	.	RMBS backed by mortgages on single-family-rental properties;
	.	Investment grade and non-investment grade securities;
	.	Senior and subordinated securities; and
	.	Non-Agency CMOs, including IOs, POs, IIOs, and inverse floaters.
CLOs	.	Collateralized loan obligation debt and equity tranches, or "CLOs."
Other	.	Residential mortgage loans;
	.	MSRs;
	.	CRTs;
	.	CMBS; and
	.	Other mortgage- and real estate-related assets, including asset-backed securities and certain hedging transactions.
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
CLOs
A CLO is a form of structured finance security that is generally backed by a pool of corporate loans or similar corporate credit-related assets that serve as collateral. Most CLOs are issued in multiple tranches, offering investors various maturity and credit risk characteristics, often categorized as senior, mezzanine and subordinated/equity according to their relative seniority and degree of risk. If the relevant collateral defaults or otherwise underperforms, payments to the more senior tranches of such securitizations take precedence over those of more junior tranches, such as mezzanine debt and equity tranches, which are the focus of our CLO investment strategy.
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
Valuation of Assets
Our Manager's valuation committee directs our valuation process, which is also subject to the oversight of our independent trustees. See Note 2 of the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of our valuation process.
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
Credit Risk Hedging
Although we do not operate our corporate CLO or non-Agency RMBS investment strategies on a credit-hedged basis in general, we may from time to time opportunistically enter into short credit positions using derivative instruments to protect against adverse credit events and/or spread widening risk with respect to our corporate CLOs, non-Agency RMBS, or other assets, subject to maintaining our qualification as a REIT and maintaining our exclusion from registration as an investment company under the Investment Company Act. The derivative instruments that we use for credit hedging purposes may include contracts referencing the unsecured corporate credit, or the equity of, certain corporations, including indices on corporate debt and equity, tranches or options on these indices, contracts referencing various MBS indices, or other derivative instruments.
Our Financing Strategies and Use of Leverage
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. As of December 31, 2023, all of our debt financings consisted of repos. In a repo, we sell an asset to a counterparty at a discounted value, or the "Loan Amount," and simultaneously agree to repurchase the same asset from such counterparty at a future date at a price equal to the Loan Amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repos are accounted for as collateralized borrowings. During the term of a repo, we generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our repos are often used to purchase the asset subject to the transaction, our financing arrangements do not restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our repo arrangements are typically documented under the standard form master repurchase agreement of the Securities Industry and Financial Markets Association, with the ability for both parties to request margin (i.e., to demand that the other party post additional collateral or repay a portion of the funds advanced) should the value of the underlying assets and posted collateral change. As the value of our collateral fluctuates, we and our repo counterparties are required to post additional margin collateral to each other from time to time as part of the normal course of our business. Our repo financing counterparties generally have the right, to varying degrees, to determine the value of the underlying collateral for margining purposes, subject to the terms and conditions of our agreement with the counterparty, including in certain cases our right to dispute the counterparty's valuation determination. As of December 31, 2023, we had approximately $0.7 billion outstanding under repos with 19 counterparties, and given that we had approximately $136.2 million of shareholders' equity as of December 31, 2023, our debt-to-equity ratio was 5.4 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings.
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
Term and Termination
The current term of the management agreement will expire in September 2024 and will be automatically renewed for a one-year term on such date and on each anniversary of such date thereafter unless terminated as described below.
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
Conflicts of Interest; Equitable Allocation of Opportunities
Ellington manages various other clients that have strategies that are similar to, or overlap with, our strategy, including Ellington Financial Inc. As of December 31, 2023, Ellington managed various funds, accounts, and other vehicles, comprising approximately $9.0 billion of assets under management (excluding our assets but including $3.1 billion of accounts that do not employ financial leverage), with strategies that are similar to, or that overlap with, our strategy. Ellington makes available to our Manager all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington's written investment allocation policy, subject to the exception that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington's other accounts in all such opportunities. Ellington's investment and risk management committee and its compliance committee (headed by its Chief Compliance Officer) are responsible for monitoring the administration of, and facilitating compliance with, Ellington's investment allocation procedures and policies.
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

Item 1A. Risk Factors
Summary of Risk Factors
Risks Related To Our Business
•The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae, Freddie Mac, and Ginnie Mae and the U.S. Government, could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
•The principal and interest payments on our non-Agency RMBS and CRTs are not guaranteed by any entity, including any government entity or GSE, and therefore are subject to increased risks, including credit risk.
•Non-government guaranteed residential mortgage loans, including subprime, non-performing, and sub-performing residential mortgage loans, are subject to increased risks.
•To the extent that due diligence is conducted on potential assets, such due diligence may not reveal all of the risks associated with such assets and may not reveal other weaknesses in such assets, which could lead to losses.
•We rely on mortgage servicers to service effectively, including loss mitigation efforts, and we also may engage in our own loss mitigation efforts with respect to whole mortgage loans and loan pools that we may purchase and such loss mitigation efforts may be unsuccessful or not cost effective.
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
•We are highly dependent on Ellington's information systems and those of third-party service providers, including mortgage servicers, and system failures could significantly disrupt our business, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
•Our access to financing sources may not be available on favorable terms, may be limited or completely shut off, and our lenders and derivative counterparties may require us to post additional collateral. These circumstances may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
•Hedging against interest rate changes and other risks could materially adversely affect our business, financial condition and results of operations and our ability to pay dividends to our shareholders.
•Hedging instruments and other derivatives, including some credit default swaps, may not, in many cases, be traded on exchanges, or may not be guaranteed or regulated by any U.S. or foreign governmental authority and involve risks and costs that could result in material losses.
•Our use of derivatives may expose us to counterparty risk.

•We may change our investment strategy, investment guidelines, hedging strategy, and asset allocation, operational, and management policies without notice or shareholder consent, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders. In addition, our declaration of trust provides that our Board of Trustees may authorize us to revoke or otherwise terminate our REIT election without the approval of our shareholders.
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
Risks Related to our CLO Investments
•Our investments in corporate CLOs involve certain risks.
•The underlying assets held by the CLOs in which we invest generally have lower credit ratings and are subject to significant credit risk.The underlying assets held by the CLOs in which we invest generally have lower credit ratings and are subject to significant credit risk.
•The underlying assets held by the CLOs in which we invest generally have lower credit ratings and are subject to significant credit risk.
•Our corporate CLO investments may include “middle market” and/or “covenant-lite” loans.
•The CLOs in which we invest are subject to risks associated with loan participations.
•Our investments in the primary corporate CLO market involve certain additional risks.
•We and our investments are subject to prepayment and reinvestment risk.
•Our portfolio of corporate CLO investments may lack diversification, which may subject us to a risk of significant loss if one or more of these corporate CLOs experience a high level of defaults on collateral.
•Failure by a CLO to satisfy certain tests, including as a result of loan defaults and/or negative loan ratings migration, may place pressure on the performance of our investments in such CLO.
•Our CLO debt investments are subject to credit rating changes.
•We are dependent on the collateral managers of the corporate CLOs in which we invest, and those corporate CLOs are generally not registered under the Investment Company Act.
•Our CLO investments often have limited liquidity.
•We and our corporate CLO investments are subject to risks associated with non-U.S. investing, including in some cases foreign currency risk.
•Our manager has significant latitude in determining the types of assets we acquire, and there is no specific prohibition in our investment strategy, investment guidelines and/or the REIT qualification requirements against investing in corporate CLOs or other corporate investments.
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
•Our failure to qualify as a REIT would subject us to U.S. federal, state and local income taxes, which could adversely affect the value of our common shares and could substantially reduce the cash available for distribution to our shareholders.
•Complying with REIT requirements may cause us to forego or liquidate otherwise attractive investments.
•Complying with REIT requirements may limit our ability to hedge effectively.
•CLOs in which we invest could become subject to U.S. federal income tax or withholding requirements.
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
Risks Related To Our Business
The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae, Freddie Mac, and Ginnie Mae and the U.S. Government, could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
The payments we receive on our Agency RMBS depend upon a steady stream of payments on the underlying mortgages and such payments are guaranteed by Fannie Mae, Freddie Mac, or the Government National Mortgage Association, within the U.S. Department of Housing and Urban Development, or "Ginnie Mae." Fannie Mae and Freddie Mac are government-sponsored enterprises, or "GSEs," but their guarantees are not backed by the full faith and credit of the United States. Ginnie Mae, which guarantees MBS backed by federally insured or guaranteed loans primarily consisting of loans insured by the Federal Housing Administration, or "FHA," or guaranteed by the Department of Veterans Affairs, or "VA," is part of the U.S. Department of Housing and Urban Development and its guarantees are backed by the full faith and credit of the United States. Finally, cash flows from any MSR investments we may make depend on the performance of the underlying loans.
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
Fannie Mae, Freddie Mac, and Ginnie Mae could each be dissolved, and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae, Freddie Mac, or Ginnie Mae were eliminated, or their structures were to change radically, or if the U.S. Government significantly reduced its support for any or all of them, the value of our currently held Agency RMBS could drop significantly, and we may be unable or significantly limited in our ability to acquire Agency RMBS, which, in turn, could materially adversely affect our ability to maintain our exclusion from registration as an investment company under the Investment Company Act and our ability to maintain our qualification as a REIT.
Moreover, any changes to the nature of the guarantees provided by, or laws affecting, Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the credit quality of the guarantees, could increase the risk of loss on purchases of Agency RMBS issued by these GSEs (or MSRs with underlying loans guaranteed by these GSEs), and could have broad adverse market implications for the Agency RMBS they currently guarantee. Any action that affects the credit quality of the guarantees provided by Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the value of our Agency

RMBS. In addition, any market uncertainty that arises from such proposed changes could have a similar impact on us and our Agency RMBS.
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
In response to the global financial crisis of 2008-2009 and again in response to the economic effects of the COVID-19 pandemic in 2020, the Federal Reserve announced and completed several rounds of quantitative easing, which are programs designed to expand the Federal Reserve's holdings of long-term securities by purchasing U.S. Treasury securities and/or Agency RMBS, in order to provide stability to the market. Also during 2020, the Federal Reserve reduced the target range for the federal funds rate to 0.00%–0.25% from 1.50%–1.75%. These actions put downward pressure on interest rates. Among other effects, low interest rates can increase prepayment rates (resulting from lower long-term interest rates, including mortgage rates), impact the shape of the yield curve, cause a narrowing of our net interest margin, and lower the yields that we are able to generate on our investments, all of which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
In November 2021, the Federal Reserve began to withdraw some of this quantitative easing support by commencing the tapering of its asset purchases of U.S. Treasury securities and Agency RMBS. In 2022, the Federal Reserve increased the pace of its balance sheet runoff, and also began a series of interest rate hikes in response to historically high inflation. As of January 31, 2024, the target range for the federal funds rate was 5.25%—5.50%. This quantitative tightening has caused, and could continue to cause, elevated market volatility, widening yield spreads, and an inversion of the U.S. Treasury yield curve. These and other actions by the Federal Reserve have adversely affected, and could continue to adversely affect, the economy as a whole, which in turn could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders. See also "—Increases in interest rates could adversely affect the value of our assets and cause our interest expense to increase, and increase the risk of default on our assets, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to shareholders" for the impact of higher interest rates on our business.
Prepayment rates can change, adversely affecting the performance of our assets.
The frequency at which prepayments (including both voluntary prepayments by borrowers and liquidations due to defaults and foreclosures) occur on mortgage loans underlying RMBS or MSRs, is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Generally, borrowers tend to prepay their mortgages when prevailing mortgage rates fall below the interest rates on their mortgage loans. When borrowers prepay their mortgage loans at rates that are faster or slower than expected, it results in prepayments that are faster or slower than expected on the related RMBS or MSRs. These faster or slower than expected payments may adversely affect our profitability.
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
Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. Since many RMBS, especially fixed rate RMBS, will be discount securities when interest rates are high, and will be premium securities when interest rates are low, these RMBS may be adversely affected by changes in prepayments in any interest rate environment. Prepayment rates are also affected by factors not directly tied to interest rates or home values, and these factors are difficult to predict. Prepayments can also occur when borrowers sell their properties, or when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the underlying property and/or from the proceeds of a mortgage insurance policy or other guarantee. Fannie Mae and Freddie Mac will generally, among other conditions, purchase mortgages that are 120 days or more delinquent from the Agency RMBS pools that they have issued when the cost of guaranteed payments to security holders, including advances of interest at the security coupon rate, exceeds the cost of holding the non-performing loans in their portfolios. Consequently, prepayment rates also may be affected by conditions in the housing and financial markets, which may result in increased delinquencies on mortgage loans. Prepayment rates can also be affected by actions of the GSEs and their cost of capital, general economic conditions, and the relative interest rates on fixed and adjustable rate loans. Additionally, changes in the GSEs' decisions as to when to repurchase delinquent loans can materially impact prepayment rates on Agency RMBS.
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
Prepayments also significantly affect the value of MSRs because an MSR entitles the holder to receive a monthly servicing fee equal to a percentage of the unpaid principal balance of the mortgage loans, as well as other cashflows, for so long as the underlying loans are outstanding. To the extent the underlying mortgage loan principal balances are prepaid or expected to be prepaid at a faster rate, the expected future cash flows from servicing would be lower and the value of the related MSR would decline. Actual prepayment rates differing from anticipated prepayment rates could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Interest rate mismatches between our assets and our borrowings may reduce our income during periods of changing interest rates, and increases in interest rates could adversely affect the value of our assets.
Some of our assets are fixed rate securities or have a fixed rate component (such as RMBS backed by hybrid ARMs). This means that the interest we earn on these assets will not vary over time based upon changes in a short-term interest rate index. Although the interest we earn on our RMBS backed by ARMs and many of our CLO investments generally will adjust for changing interest rates, such interest rate adjustments may not occur as quickly as the interest rate adjustments to any related borrowings, and such interest rate adjustments will generally be subject to interest rate caps, which potentially could cause such assets to acquire many of the characteristics of fixed rate securities during periods of rising or high interest rates. We generally fund our targeted assets with borrowings whose interest rates reset frequently, and as a result we generally have an interest rate mismatch between our assets and liabilities, which could cause our net interest margin (the spread between the average yield on our assets and our average borrowing costs) to compress, or even become negative. While our interest rate hedges are intended to mitigate a portion of this mismatch, the use of interest rate hedges also introduces the risk of other interest rate mismatches and exposures, as will the use of other financing techniques. Additionally, to the extent cash flows from RMBS we hold are reinvested in new RMBS, the spread between the yields of the new RMBS and available borrowing rates may also compress or become negative. If our net interest margin compresses or becomes negative, our business, cash flow, financial condition, results of operations, and ability to pay dividends to our shareholders could be materially affected. In fact, in 2022 and parts of 2023, which saw periods of rising interest rates, we experienced compressed and in some cases negative net interest margin on many of our assets.
Fixed income assets, including many RMBS, typically decline in value if interest rates increase. If long-term rates were to increase significantly, not only would the market value of these assets be expected to decline, but these assets could lengthen in duration because borrowers would be less likely to prepay their mortgages.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Between March 2020 and March 2022, the U.S. Federal Reserve, or the "Federal Reserve," maintained the target range for the federal funds rate at 0.00%—0.25%. Beginning in March 2022, however, the Federal Reserve began a series of interest rate hikes in response to historically high inflation, and as of January 31, 2024, the target range for the federal funds rate was 5.25%—5.50%. Moreover, concerns over the United States' debt ceiling and budget-deficit have increased the possibility of downgrades by rating agencies to the U.S. government's credit rating, which could cause interest rates and borrowing costs to rise further. The future path of interest rates is highly uncertain.
While we opportunistically hedge our exposure to changes in interest rates, such hedging may be limited by the tax rules governing REITs, and we can provide no assurance that our hedges will be successful, or that we will be able to enter into or maintain such hedges. As a result, interest rate fluctuations can cause significant losses, reductions in income, and can limit the cash available to pay dividends to our shareholders.
Interest rate caps on ARMs and hybrid ARMs, including those that back our RMBS, may reduce our net interest margin during periods of rising or high interest rates.
ARMs and hybrid ARMs are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through the maturity of the loan. Our borrowings typically are not subject to similar restrictions. Accordingly, the ARMs and hybrid ARMs that we hold (or that back RMBS that we hold) expose us to interest rate mismatch risks. See "—Interest rate mismatches between our assets and our borrowings may reduce our income during periods of changing interest rates, and increases in interest rates could adversely affect the value of our assets."
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
Loan modification and refinance programs may adversely affect the performance of Agency and non-Agency RMBS. In the case of non-Agency RMBS and MSRs, a significant number of loan modifications with respect to a given security, including those related to principal forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such security. Similarly, principal forgiveness and/or coupon reduction could negatively impact the performance of any residential mortgage loans, RMBS, or MSRs. In addition, it is also likely that loan modifications would result in increased prepayments on some RMBS. See "—Prepayment rates can change, adversely affecting the performance of our assets," for information relating to the impact of prepayments on our business.
The U.S. Congress and various state and local legislatures may pass mortgage-related legislation that would affect our business, including legislation that would permit limited assignee liability for certain violations in the mortgage loan origination process, legislation that would allow judicial modification of loan principal in the event of personal bankruptcy, or legislation relating to the handling of escrow accounts. We cannot predict whether or in what form Congress or the various state and local legislatures may enact legislation affecting our business or whether any such legislation will require us to change our practices or make changes in our portfolio in the future. These changes, if required, could materially adversely affect our business, results of operations and financial condition, and our ability to pay dividends to our shareholders, particularly if we make such changes in response to new or amended laws, regulations or ordinances in any state where we acquire a significant portion of our mortgage loans, or if such changes result in us being held responsible for any violations in the mortgage loan origination process.
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
Our business is materially affected by conditions in the residential mortgage market, the residential real estate market, the financial markets, and the economy, including inflation, interest rates, energy costs, unemployment, geopolitical issues, concerns over the creditworthiness of governments worldwide and the stability of the global banking system. In particular, the residential mortgage market in the U.S. has experienced a variety of difficulties and challenging economic conditions in the past, including defaults, credit losses, and liquidity concerns. Certain commercial banks, investment banks, insurance companies, loan origination companies and mortgage-related investment vehicles incurred extensive losses from exposure to the residential mortgage market as a result of these difficulties and conditions. These factors, along with the abrupt failure of more than one regional bank in the U.S., have impacted, and may in the future impact, investor perception of the risks associated with RMBS, other real estate-related securities and various other asset classes in which we may invest. As a result, values for RMBS, other real estate-related securities and various other asset classes in which we may invest have experienced, and may in the future experience, significant volatility. Any deterioration of the mortgage market and investor perception of the risks associated with RMBS, residential mortgage loans, other real estate-related securities, and various other assets that we acquire could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Our assets include subordinated and lower-rated securities that generally have greater risks of loss than senior and higher-rated securities.
Certain mortgage-related securities that we acquire, including certain non-Agency MBS, CRTs, and CMBS, are deemed by rating agencies to have substantial vulnerability to default in payment of interest and/or principal. Other securities that we acquire have the lowest quality ratings or are unrated. Many securities that we acquire are subordinated in cash flow priority to other more "senior" securities of the same securitization. Certain subordinated securities ("first loss securities") absorb all losses from default before any other class of securities is at risk. Such securities therefore are considered to be highly speculative investments. In the case of CRTs and subordinated RMBS and CMBS, the risk of defaults on the underlying mortgages and/or declining real estate values is amplified, as are the risks associated with possible changes in the market's perception of any entity issuing or guaranteeing such securities, or by changes in government regulations and tax policies. In the case of CLOs, the risk of economic recession and declining creditworthiness of corporate borrowers is amplified. Accordingly, the subordinated and lower-rated (or unrated) securities in which we invest may experience significant price and performance volatility relative to more senior or higher-rated securities, and they are subject to greater risk of loss than more senior or higher-rated securities which, if realized, could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Less stringent underwriting guidelines and the resultant potential for delinquencies or defaults on certain mortgage loans could lead to losses on many of the non-Agency RMBS we hold, as well as other mortgage-related investments that we currently hold and/or may hold in the future.
Some of the non-Agency RMBS in which we invest are collateralized by Alt-A and subprime mortgage loans, which are mortgage loans that were originated using less stringent underwriting guidelines than those used in underwriting prime mortgage loans (mortgage loans that generally conform to Fannie Mae or Freddie Mac underwriting guidelines). These underwriting guidelines are more permissive as to borrower credit history or credit score, borrower debt-to-income ratio, loan-to-value ratio, and/or as to documentation (such as whether and to what extent borrower income was required to be disclosed or verified). In addition, even when specific underwriting guidelines are represented by loan originators as having been used in connection with the origination of mortgage loans, these guidelines are in many cases not followed as a result of aggressive lending practices, fraud (including borrower or appraisal fraud), or other factors. Mortgage loans that are underwritten pursuant to less stringent or looser underwriting guidelines, or that are poorly underwritten to their stated guidelines, have experienced, and should be expected to experience in the future, substantially higher rates of delinquencies, defaults, and foreclosures than those experienced by mortgage loans that are underwritten in a manner more consistent with Fannie Mae or Freddie Mac guidelines. Thus, because of the higher delinquency rates and losses associated with Alt-A and subprime mortgage loans, the performance of RMBS backed by Alt-A and subprime mortgage loans that we may acquire could be correspondingly adversely affected, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
The principal and interest payments on our non-Agency RMBS and CRTs are not guaranteed by any entity, including any government entity or GSE, and therefore are subject to increased risks, including credit risk.
Our portfolio includes securities, such as non-Agency RMBS, which are not guaranteed by GSEs such as Fannie Mae and Freddie Mac or, in the case of Ginnie Mae, the U.S. Government. These securities are therefore subject to many of the risks of the respective underlying mortgage loans, as well as CRTs. A residential mortgage loan is typically secured by single-family residential property and is subject to risks of delinquency and foreclosure and risk of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, high unemployment, high energy costs, acts of God, pandemics such as the COVID-19 pandemic, war or other geopolitical conflict, terrorism, elevated inflation, social unrest, and civil disturbances, may impair borrowers' abilities to repay their mortgage loans. In periods following home price declines, "strategic defaults" (decisions by borrowers to default on their mortgage loans despite having the ability to pay) also may become more prevalent. In addition, recent increases in mortgage rates have led to significant higher monthly costs for homeowners who have purchased their homes recently and they have also led to slower prepayments of older, more affordable mortgages, each of which could lead to an increase in defaults on the mortgage loans underlying many of our investments.
In the event of defaults under mortgage loans backing any of our non-Agency RMBS or CRTs, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan.

Additionally, in the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. In many jurisdictions, legislation has been enacted that has the effect of making the foreclosure process more difficult, lengthier, and more expensive, and additional such legislation may be enacted in the future. If borrowers default on the mortgage loans backing our non-Agency RMBS or CRTs and we are unable to recover any resulting loss through the foreclosure process, it could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
Before making an investment, our Manager may decide to conduct (either directly or using third parties) certain due diligence on such potential investment. There can be no assurance that our Manager will conduct any specific level of due diligence, or that, among other things, our Manager's due diligence processes will uncover all relevant facts or that any purchase will be successful, which could result in losses on these assets, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
We rely on mortgage servicers to service effectively, including loss mitigation efforts, and we also may engage in our own loss mitigation efforts with respect to whole mortgage loans and loan pools that we may purchase and such loss mitigation efforts may be unsuccessful or not cost effective.
We depend on a variety of services provided by third-party service providers related to our non-Agency RMBS and whole mortgage loans and loan pools we may acquire. We rely on the mortgage servicers who service the mortgage loans backing our non-Agency RMBS to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services. Our mortgage servicers and other service providers to our non-Agency RMBS, such as trustees, bond insurance providers and custodians, may not perform in a manner that promotes our interests. In addition, legislation that has been enacted or that may be enacted in order to reduce or prevent foreclosures through, among other things, loan modifications, may reduce the value of MSRs or mortgage loans backing our non-Agency RMBS, CRTs or whole mortgage loans that we may acquire. Mortgage servicers may be incentivized by the U.S. Government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. In addition to legislation that creates financial incentives for mortgage loan servicers to modify loans and take other actions that are intended to prevent foreclosures, legislation has also been adopted that creates a safe harbor from liability to creditors for servicers that undertake loan modifications and other actions that are intended to prevent foreclosures. Legislation has been adopted that delays the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limits the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans underlying the mortgage servicing rights. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a result of these legislative actions, the mortgage loan servicers on which we rely may not perform in our best interests or up to our expectations. If our third-party service providers including mortgage servicers do not perform as expected, our business, financial condition and results of operations and our ability to pay dividends to our shareholders may be materially adversely affected.
In addition, to the extent that we own the MSR related to a mortgage loan, we could be ultimately liable for any servicing infractions by a subservicer, and in certain cases, infractions related to the origination of the mortgage loans. To the extent that we or a master servicer cannot recover any such losses from the originator or subservicer, we would suffer losses, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders. Any increases in servicing costs, including as a result of an increase in the difficulty of or the costs related to loss mitigation efforts, would lower our yield on the relevant assets and could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Further, if we purchase pools of whole mortgage loans, we may engage in our own loss mitigation efforts over and above the efforts of the mortgage servicers, including more hands-on mortgage servicer oversight and management, borrower refinancing solicitations, as well as other efforts. Our loss mitigation efforts may be unsuccessful in limiting delinquencies, defaults and losses, or may not be cost effective, which may materially adversely affect our business, financial condition and results of operations and our ability to pay dividends to our shareholders. Furthermore, our ability to accomplish such loss mitigation may be limited by the tax rules governing REITs.
We may be affected by deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.
Following the global financial crisis of 2008-2009, one of the biggest risks overhanging the non-Agency RMBS market has been uncertainty around the timing and ability of servicers to foreclose on defaulted loans, so that they can liquidate the underlying properties and ultimately pass the liquidation proceeds through to RMBS holders. Given the magnitude of the 2008-2009 housing crisis, and in response to the well-publicized failures of many servicers to follow proper foreclosure procedures, mortgage servicers are being held to much higher foreclosure-related documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures) throughout the origination, warehouse, and securitization processes, mortgage servicers have generally had much more difficulty furnishing the requisite documentation to initiate or complete foreclosures. In addition, the COVID-19 pandemic has led, and could continue to lead, to delays in the foreclosure process, both by operation of state law and by delays in the judicial system. These circumstances have led to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related delays also tend to increase ultimate loan loss severities as a result of property deterioration, amplified legal and other costs, and other factors. Many factors delaying foreclosure, such as borrower lawsuits and judicial backlog and scrutiny, are outside of a servicer's control and have delayed, and will likely continue to delay, foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states. The concerns about deficiencies in foreclosure practices of servicers and related delays in the foreclosure process may impact our loss assumptions and has affected and may continue to affect the values of, and our returns on, our investments in RMBS and residential whole loans.
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
•war or geopolitical conflict or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;
•adverse changes in national and local economic and market conditions, including those related to high unemployment, elevated inflation and high energy costs;
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
The occurrence of any of the foregoing or similar events could reduce our return from an affected property or asset and, consequently, could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
We rely on our Manager and our Manager relies on the analytical models used by Ellington (both proprietary and third-party models) and information and data supplied by third parties. These models and data may be used to value assets or potential asset acquisitions and dispositions and also in connection with our asset management activities. If Ellington's models (including the data utilized by the models) and/or third party models or data prove to be incorrect, misleading, or incomplete, any decisions made in reliance thereon could expose us to potential risks. Our Manager's reliance on the models and data used by Ellington may induce it to purchase certain assets at prices that are too high, to sell certain other assets at prices that are too low, or to miss favorable opportunities altogether. Similarly, any hedging activities that are based on faulty models and data may prove to be unsuccessful.
Some of the risks of relying on analytical models and third-party data include the following:
•collateral cash flows and/or liability structures may be incorrectly modeled in all or only certain scenarios, or may be modeled based on simplifying assumptions that lead to errors;
•information about assets or the underlying collateral may be incorrect, incomplete, or misleading;
•asset, collateral, MBS, or CLO historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported, or subject to interpretation (e.g., different MBS issuers may report delinquency statistics based on different definitions of what constitutes a delinquent loan); and
•asset, collateral, MBS, or CLO information may be outdated, in which case the models may contain incorrect assumptions as to what has occurred since the date information was last updated.
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
The values of some of the assets in our portfolio are not readily determinable. We value these assets monthly at fair value, as determined in good faith by our Manager, subject to the oversight of our Manager's valuation committee. Because such valuations are inherently uncertain, may fluctuate over short periods of time, especially during periods of elevated market volatility, and may be based on estimates, our Manager's determinations of fair value may differ from the values that would have been used if a ready market for these assets existed or from the prices at which trades occur. Furthermore, we may not obtain third party valuations for all of our assets. Changes in the fair value of our assets directly impact our net income through recording unrealized appreciation or depreciation of our investments and derivative instruments, and so our Manager's determination of fair value has a material impact on our net income.
While in many cases our Manager's determination of the fair value of our assets is based on valuations provided by third-party dealers and pricing services, our Manager can and does value assets based upon its judgment and such valuations may differ from those provided by third-party dealers and pricing services. Valuations of certain assets are often difficult to obtain or are unreliable, and certain of our credit, IO and/or CLO investments may trade infrequently and are illiquid. In general, dealers and pricing services heavily disclaim their valuations. Additionally, dealers and pricing services may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental, or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. Higher valuations of our assets have the effect of increasing the amount of management fees we pay to our Manager. Therefore, conflicts of interest exist because our Manager is involved in the determination of the fair value of our assets.
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
We are highly dependent on Ellington's information systems and those of third-party service providers, including mortgage servicers, and system failures could significantly disrupt our business, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Our business is highly dependent on Ellington's communications and information systems and those of third-party service providers, including mortgage loan servicers. Any failure or interruption of Ellington's or certain third-party service providers' systems or cyber-attacks or security breaches of their networks or systems could cause delays or other problems in our securities trading activities, could allow unauthorized access for purposes of misappropriating assets, stealing proprietary and confidential information, corrupting data or causing operational disruption, or could prevent us from receiving distributions to which we are entitled, any of which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Computer malware, ransomware, viruses, and computer hacking and phishing attacks have become more prevalent in the financial services industry and may occur on Ellington's or certain third party service providers' systems in the future. We rely heavily on Ellington's financial, accounting and other data processing systems. Financial services institutions have reported breaches of their systems, some of which have been significant, and Ellington has experienced a data breach, which was not material to its or our operations. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that Ellington or certain third-party service providers have experienced an undetected breach, and it is likely that other financial institutions have experienced more breaches than have been detected and reported. There is no assurance that we, Ellington, or certain of the third parties that facilitate our and Ellington's business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of Ellington's networks or systems (or the networks or systems of certain third parties that facilitate our and Ellington's business activities) or any failure to maintain performance, reliability and security of Ellington's or certain third-party service providers' technical infrastructure, but such computer malware, ransomware, viruses, and computer hacking and phishing attacks could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders. Additionally, operational failures or cyber incidents relating to our third-party service providers (or their service providers), including mortgage servicers, may negatively impact in the future, our business. For example, a prominent mortgage loan servicer experienced a cyber-attack which caused it to delay payments to its counterparties; it is possible that, to the extent a similar future event occurs at one of our counterparties, funds from such counterparty could also be delayed, or not recovered at all. The number and complexity of these threats continue to increase over time and many companies in the mortgage space have recently been targeted by hackers, likely due to the personally identifiable information that these companies hold. While we collaborate with mortgage servicers and other third-party service providers to develop secure transmission capabilities and protect against operational failures and cyber-attacks, we and those third parties may not have all appropriate controls in place to protect from such failures or attacks. If a material operational failure or material breach of the information technology systems of our third-party service providers occurs, we could be required to expend significant amounts of money, be delayed in receiving funds (or not receive them at all) or have to expend significant time and resources to respond to these threats or breaches, each of which could materially adversely impact our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Our access to financing sources may not be available on favorable terms, may be limited or completely shut off, and our lenders and derivative counterparties may require us to post additional collateral. These circumstances may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
Moreover, we are currently party to short-term borrowings (in the form of repurchase agreements) and there can be no assurance that we will be able to replace these borrowings, or "roll" them, as they mature on a continuous basis and it may be more difficult for us to obtain debt financing on favorable terms, or at all. If we are not able to renew our existing repurchase agreements or other types of borrowings we may enter into from time to time or arrange for new financing on terms acceptable to us, or if we default on our financial covenants, are otherwise unable to access funds under our financing arrangements, or if we are required to post more collateral or face larger haircuts, we may have to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses, and may also force us to curtail our asset acquisition activities. Similarly, if we were to move a financing from one counterparty to another that was subject to a larger haircut we would have to repay more cash to the original counterparty than we would be able to borrow from the new counterparty. To the extent that we might be compelled to liquidate qualifying real estate assets to repay debts, our compliance with the REIT asset tests, income tests, and distribution requirements could be negatively affected, which could jeopardize our qualification as a REIT. Losing our REIT qualification would cause us to be subject to U.S. federal income tax (and any applicable state and local taxes) on all of our income and decrease profitability and cash available to pay dividends to our shareholders. Any such forced liquidations could also materially adversely affect our ability to maintain our exclusion from registration as an investment company under the Investment Company Act.
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

Moreover, the amount of financing that we receive under our financing agreements will be directly related to our lenders’ valuation of the financed assets subject to such agreements. Typically, the master repurchase agreements that govern our borrowings under repurchase agreements grant the lender the right to reevaluate the fair market value of the financed assets subject to such repurchase agreements at any time. If a lender determines that the net decrease in the value of the portfolio of financed assets is greater in magnitude than any applicable threshold, it will generally initiate a margin call. In such cases, a lender's valuations of the financed assets may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A valid margin call requires us to transfer cash or additional qualifying collateral to a lender or to repay a portion of the outstanding borrowings. If we were to dispute the validity of a margin call from a lender under one of our repo agreements and refuse to deliver margin collateral as a result, a lender could still send us a notice of default. In this situation, such lender will have possession of the financed assets, and might still decide to exercise its contractual remedies, despite the margin dispute. In the event of our default, our lenders or derivative counterparties can accelerate our indebtedness, terminate our derivative contracts (potentially on unfavorable terms requiring additional payments, including additional fees and costs), increase our borrowing rates, liquidate our collateral, and terminate our ability to borrow. In certain cases, a default on one repo agreement or derivative agreement (whether caused by a failure to satisfy margin calls or another event of default) can trigger "cross defaults" on other such agreements. In addition, if the market value of our derivative contracts with a derivative counterparty declines in value, we generally will be subject to a margin call by the derivative counterparty.
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
We use leverage to finance our investment activities and to enhance our financial returns. Currently, all of our leverage is in the form of short-term repos for our RMBS and CLO assets. Other forms of leverage we may use in the future include credit facilities, including term loans and revolving credit facilities.
Through the use of leverage, we may acquire positions with market exposure significantly greater than the amount of capital committed to the transaction. For example, by entering into repos with advance rates of 95%, or haircut levels of 5%, we could theoretically leverage capital allocated to Agency RMBS by an asset-to-equity ratio of as much as 20 to 1. A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized.
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

Leverage also increases the risk of our being forced to precipitously liquidate our assets. See "—Our access to financing sources may not be available on favorable terms, may be limited or completely shut off, and our lenders and derivative counterparties may require us to post additional collateral. These circumstances may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders."
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
Hedging against interest rate changes and other risks could materially adversely affect our business, financial condition and results of operations and our ability to pay dividends to our shareholders.
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
For these and other reasons, our hedging activity could materially adversely affect our business, financial condition and results of operations, our ability to pay dividends to our shareholders, and our ability to maintain our qualification as a REIT.

Hedging instruments and other derivatives, including some credit default swaps, may not, in many cases, be traded on exchanges, or may not be guaranteed or regulated by any U.S. or foreign governmental authority and involve risks and costs that could result in material losses.
Hedging instruments and other derivatives, including certain types of credit default swaps, involve risk because they may not, in many cases, be traded on exchanges and may not be guaranteed or regulated by any U.S. or foreign governmental authorities. Consequently, for these instruments there may be less stringent requirements with respect to record keeping and compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Our Manager is not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. Furthermore, our Manager has only a limited internal credit function to evaluate the creditworthiness of its counterparties, mainly relying on its experience with such counterparties and their general reputation as participants in these markets. Under the terms of many of our hedging transaction contracts, the business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default under the agreement governing the hedging arrangement. Default by a party with whom we enter into a hedging transaction may result in losses and may force us to re-initiate similar hedges with other counterparties at the then-prevailing market levels. Generally, we will seek to reserve the right to terminate our hedging transactions upon a counterparty's insolvency, but absent an actual insolvency, we may not be able to terminate a hedging transaction without the consent of the hedging counterparty, and we may not be able to assign or otherwise dispose of a hedging transaction to another counterparty without the consent of both the original hedging counterparty and the potential assignee. If we terminate a hedging transaction, we may not be able to enter into a replacement contract in order to cover our risk. There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and therefore we may be required to maintain any hedging position until exercise or expiration, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
In addition, some portion of our hedges are cleared through a central counterparty clearinghouse, or "CCP," which we access through a futures commission merchant, or "FCM." If an FCM that holds our cleared derivatives account were to become insolvent, the CCP will make an effort to move our futures and swap positions to an alternate FCM, though it is possible that no alternate FCM could be found to accept our positions, which could result in a total cancellation of our positions in the account; in such a case, if we wished to reinstate such hedging positions, we would have to re-initiate such positions with an alternate FCM. In the event of the insolvency of an FCM that holds our cleared over-the-counter derivatives, the rules of the CCP require that its direct members submit bids to take over the portfolio of the FCM, and would further require the CCP to move our existing positions and related margin to an alternate FCM. If this were to occur, we believe that our risk of loss would be limited to the excess equity in the account at the insolvent FCM due to the "legally segregated, operationally commingled" treatment of client assets under the rules governing FCMs in respect of cleared over-the-counter derivatives. In addition, in the case of both futures and cleared over-the-counter derivatives, there could be knock-on effects of our FCM's insolvency, such as the failure of co-customers of the FCM or other FCMs of the same CCP. In such cases, there could be a shortfall in the funds available to the CCP due to such additional insolvencies and/or exhaustion of the CCP's guaranty fund that could lead to total loss of our positions in the FCM account. Finally, we face a risk of loss (including total cancellation) of positions in the account in the event of fraud by our FCM or other FCMs of the CCP, where ordinary course remedies would not apply.
The U.S. Commodity Futures Trading Commission, or "CFTC," and certain commodity exchanges have established limits referred to as speculative position limits or position limits on the maximum net long or net short position which any person or group of persons may hold or control in particular futures and options. Limits on trading in options contracts also have been established by the various options exchanges. It is possible that trading decisions may have to be modified and that positions held may have to be liquidated in order to avoid exceeding such limits. Such modification or liquidation, if required, could materially adversely affect our business, financial condition and results of operations and our ability to pay dividends to our shareholders.
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
Many of our hedging transactions, and occasionally our investment transactions, are short sales. Short selling may involve selling securities that are not owned and typically borrowing the same securities for delivery to the purchaser, with an obligation to repurchase the borrowed securities at a later date. Short selling allows the investor to profit from declines in market prices to the extent such declines exceed the transaction costs and the costs of borrowing the securities. A short sale may create the risk of an unlimited loss, in that the price of the underlying security might theoretically increase without limit, thus increasing the cost of repurchasing the securities. There can be no assurance that securities sold short will be available for repurchase or borrowing. Repurchasing securities to close out a short position can itself cause the price of the securities to rise further, thereby exacerbating the loss, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
We may change our investment strategy, investment guidelines, hedging strategy, and asset allocation, operational, and management policies without notice or shareholder consent, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders. In addition, our declaration of trust provides that our Board of Trustees may authorize us to revoke or otherwise terminate our REIT election without the approval of our shareholders.
We may change our investment strategy, investment guidelines, hedging strategy, and asset allocation, operational, and management policies at any time without notice to or consent from our shareholders. As a result, the types or mix of assets, liabilities, or hedging transactions in our portfolio may be different from, and possibly riskier than, the types or mix of assets, liabilities, and hedging transactions that we have historically held, or that are otherwise described in this report. A change in our strategy may increase our exposure to real estate values, interest rates, and other factors. Changes in our investment strategy may also affect our ability to qualify as a REIT, or cause us to determine that it is not in the best interests of our company and our shareholders for us to continue to qualify as a REIT. Our Board of Trustees determines our investment guidelines and our operational policies, and may amend or revise our policies, including those with respect to our acquisitions, growth, operations, indebtedness, capitalization, and dividends or approve transactions that deviate from these policies without a vote of, or notice to, our shareholders. For example, we recently began investing in corporate CLOs with the approval of our Board of Trustees and without any notice or consent from our shareholders.
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
Our profitability depends, in large part, on our ability to acquire targeted assets at favorable prices. We compete with a number of entities when acquiring our targeted assets, including other mortgage REITs, financial companies, public and private funds, commercial and investment banks and residential and commercial finance companies. We may also compete with (i) the Federal Reserve and the U.S. Treasury to the extent they purchase assets in our targeted asset classes and (ii) companies that partner with and/or receive financing from the U.S. Government or consumer bank deposits. Many of our competitors are substantially larger and have considerably more favorable access to capital and other resources than we do. Furthermore, new companies with significant amounts of capital have been formed or have raised additional capital, and may continue to be formed and raise additional capital in the future, and these companies may have objectives that overlap with ours, which may create competition for assets we wish to acquire. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as funding from the U.S. Government. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets to acquire or pay higher prices than we can. We also may have different operating constraints from those of our competitors including, among others, (i) tax-driven constraints such as those arising from our qualification as a REIT, (ii) restraints imposed on us by our attempt to comply with certain exclusions from the definition of an "investment company" or other exemptions under the Investment Company Act and (iii) restraints and additional costs arising from our status as a public company. Furthermore, competition for assets in our targeted asset classes may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. The competitive pressures we face could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
For example, the properties underlying our portfolio of mortgage-related assets may at times be concentrated in certain sectors that are subject to higher risk of foreclosure, or may be concentrated in a limited number of geographic locations, and our investments may be concentrated in certain of our targeted asset classes such that they are substantial relative to our total equity. To the extent that our portfolio is concentrated in any one region or type of security, downturns or other significant events or developments relating generally to such region or type of security, such as natural disasters, may result in defaults on a number of our assets within a short time period, which may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
We may invest in second-lien mortgage loans or RMBS backed by such loans. If a borrower defaults on a second lien mortgage loan or on its senior debt (i.e., a first-lien loan, in the case of a residential mortgage loan), or in the event of a borrower bankruptcy, such loan will be satisfied only after all senior debt is paid in full. As a result, if we directly or indirectly invest in second-lien mortgage loans and the underlying borrower defaults, we may lose all or a significant part of our investment.
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
Risks Related to our CLO Investments
Our investments in corporate CLOs involve certain risks.
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
To maintain our qualification as a REIT and avoid being treated as an investment company under the Investment Company Act, we are subject to various requirements and tests that impose limits on our investment strategy. However, neither the broad investment guidelines in our management agreement, the REIT qualification requirements, nor the Investment Company Act impose any specific limits on, or prohibitions against, investing our capital in corporate CLOs or other corporate investments. Under the terms of our management agreement, our Manager has significant latitude within our broad investment guidelines in determining the types of assets it may acquire. Our Board of Trustees generally does not review individual acquisitions, dispositions, or many other management decisions. That said, our investments in CLOs generally will not be qualifying assets for purposes of the REIT 75% asset test and generally will not produce qualifying income for purposes of the REIT 75% gross income test. As a result, maintaining our qualification as a REIT will require that we limit the size of our CLO investment portfolio, and our Manager may, in the course of investing in CLO investments, utilize certain capital structures and subsidiary structures that give it more flexibility under the relevant REIT tests and Investment Company Act tests. If our Manager were to allocate a materially greater amount of our investment capital to CLOs, it may be necessary or advisable for us, with the approval of our Board of Trustees, to revoke or otherwise terminate our REIT election.
Risks Related to our Relationship with our Manager and Ellington
We are dependent on our Manager and certain key personnel of Ellington that are provided to us through our Manager and may not find a suitable replacement if our Manager terminates the management agreement or such key personnel are no longer available to us.
We do not have any employees of our own. Our officers are employees of Ellington or one or more of its affiliates. We have no separate facilities and are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and execution of our business strategies and risk management practices. We also depend on our Manager's access to the professionals of Ellington as well as information and deal flow generated by Ellington. The employees of Ellington identify, evaluate, negotiate, structure, close, and monitor our portfolio. The departure of any of the senior officers of our Manager, or of a significant number of investment professionals of Ellington or the inability of such personnel to perform their duties due to acts of God, pandemics such as the COVID-19 pandemic, war or other geopolitical conflict, terrorism, elevated inflation, high energy costs, social unrest, or civil disturbances, could have a material adverse effect on our ability to achieve our objectives. We can offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager's senior management. We are subject to the risk that our Manager will terminate the management agreement or that we may deem it necessary to terminate the management agreement or prevent certain individuals from performing services for us and that no suitable replacement will be found to manage us.
The management fees payable to our Manager are payable regardless of the performance of our portfolio, which may reduce our Manager's incentive to devote the time and effort to seeking profitable opportunities for our portfolio.
We pay our Manager management fees, which may be substantial, based on our shareholders' equity (as defined in the management agreement) regardless of the performance of our portfolio. The management fee takes into account the net issuance proceeds of both common and preferred share offerings. Our Manager's entitlement to non-performance-based compensation might reduce its incentive to devote the time and effort of its professionals to seeking profitable opportunities for our portfolio, which could result in a lower performance of our portfolio and could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Our Board of Trustees has approved very broad investment guidelines for our Manager and will not approve each decision made by our Manager to acquire, dispose of, or otherwise manage an asset.
Our Manager is authorized to follow very broad guidelines in pursuing our strategy. While our Board of Trustees periodically reviews our guidelines and our portfolio and asset-management decisions, including our decision to begin making CLO investments, it generally does not review all of our proposed acquisitions, dispositions, and other management decisions. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to them by our Manager. Furthermore, our Manager may arrange for us to use complex strategies or to enter into complex transactions that may be difficult or impossible to unwind by the time they are reviewed by our Board of Trustees. Our Manager has great latitude within the broad guidelines in determining the types of assets it may decide are proper for us to acquire and other decisions with respect to the management of those assets subject to our maintaining our qualification as a REIT. Poor decisions could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
We compete with Ellington's other accounts for access to Ellington and for opportunities to acquire assets.

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
Further, to the extent that our targeted assets are also targeted assets of other Ellington accounts, we will compete with those accounts for opportunities to acquire assets. Ellington has no duty to allocate such opportunities in a manner that preferentially favors us. Ellington makes available to us all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington's written investment allocation policy, it being understood that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington's other accounts in all such opportunities.
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
We, directly or through Ellington, may obtain confidential information about the companies or securities in which we have invested or may invest. If we do possess confidential information about such companies or securities, there may be restrictions on our ability to dispose of, increase the amount of, or otherwise take action with respect to the securities of such companies. Our Manager's and Ellington's management of other accounts could create a conflict of interest to the extent our Manager or Ellington is aware of material non-public information concerning potential investment decisions. We have implemented compliance procedures and practices designed to ensure that investment decisions are not made while in possession of material non-public information. We cannot assure you, however, that these procedures and practices will be effective. In addition, this conflict and these procedures and practices may limit the freedom of our Manager to make potentially profitable investments, which could have an adverse effect on our operations. These limitations imposed by access to confidential information could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
Termination of our management agreement without cause, including termination for poor performance or non-renewal, is subject to several conditions which may make such a termination difficult and costly. The management agreement has a current term that expires on September 24, 2024, and will be automatically renewed for successive one-year terms thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. The management agreement provides that it may be terminated by us based on performance upon the affirmative vote of at least two-thirds of our Board of Trustees, or by a vote of the holders of at least a majority of our outstanding common shares, based either upon unsatisfactory performance by our Manager that is materially detrimental to us or upon a determination by our independent trustees that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent such a fee-based termination by accepting a mutually acceptable reduction of management fees. In the event we terminate the management agreement as discussed above or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to 5% of our shareholders' equity as of the month-end preceding the date of the notice of termination or non-renewal. These provisions will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.
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

Our Manager's failure to identify and acquire assets that meet our asset criteria or perform its responsibilities under the management agreement could materially adversely affect our business, financial condition and results of operations, our ability to pay dividends to our shareholders, and our ability to maintain our qualification as a REIT.
Our ability to achieve our objectives depends on our Manager's ability to identify and acquire assets that meet our asset criteria. Accomplishing our objectives is largely a function of our Manager's structuring of our investment process, our access to financing on acceptable terms, and general market conditions. Our shareholders do not have input into our investment decisions. All of these factors increase the uncertainty, and thus the risk, of investing in our common shares. The senior management team of our Manager has substantial responsibilities under the management agreement. In order to implement certain strategies, our Manager may need to hire, train, supervise, and manage new employees successfully. Any failure to manage our future growth effectively could materially adversely effect our business, financial condition and results of operations, our ability to pay dividends to our shareholders and our ability to maintain our qualification as a REIT.
If our Manager ceases to be our Manager or one or more of our Manager's key personnel ceases to provide services to us, our lenders and our derivative counterparties may cease doing business with us.
If our Manager ceases to be our Manager, including upon the non-renewal of our management agreement, or if one or more of our Manager's key personnel cease to provide services for us, it could constitute an event of default or early termination event under many of our repo financing and derivative hedging agreements, upon which the relevant counterparties would have the right to terminate their agreements with us. If our Manager ceases to be our Manager for any reason, including upon the non-renewal of our management agreement and we are unable to obtain or renew financing or enter into or maintain derivative transactions, it could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
The declaration, amount, nature, and payment of any future dividends on our common shares are at the sole discretion of our Board of Trustees. Under Maryland law, cash dividends on capital stock may only be paid if, after payment, the corporation will be able to pay its debts as they become due in the ordinary course of business; and the corporation’s assets will be greater than its liabilities, plus, unless the charter permits otherwise, the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights on dissolution are superior to those receiving the distribution. Further, even if we are permitted to pay a dividend under Maryland law, we may not have sufficient cash to pay dividends on our common shares. In addition, in order to preserve our liquidity, our Board of Trustees may not declare a dividend at all or declare all or any portion of a dividend to be payable in stock, may delay the record date or payment date for any previously declared, but unpaid, dividend, convert a previously declared, but unpaid, cash dividend on our common shares to a dividend paid partially or completely in common shares, or even revoke a declared, but unpaid, dividend.
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
Our failure to maintain our qualification as a REIT would subject us to U.S. federal, state and local income taxes, which could adversely affect the value of our common shares and could substantially reduce the cash available for distribution to our shareholders.
We believe that we have been organized in conformity with, and have operated in a manner that has enabled us to meet, the requirements for qualification as a REIT under the Code; however, we cannot assure you that we will remain qualified as a REIT.
The U.S. federal income tax laws governing REITs are complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets, our income and our earnings and profits, or "E&P" (calculated pursuant to Code Sections 316 and 857(d) and the regulations thereunder), the ownership of our outstanding shares, and the amount of our distributions on an ongoing basis. Our ability to satisfy the REIT asset tests depends upon the characterization and fair market values of our assets, some of which are not precisely determinable, and for which we may not obtain independent appraisals. Our compliance with the REIT asset and income tests and the accuracy of our tax reporting to shareholders also depend upon our ability to successfully manage the calculation and composition of our gross and net taxable income, our E&P and our assets on an ongoing basis. Even a technical or inadvertent mistake could jeopardize our REIT status. Although we believe we have operated in the past and currently operate so as to maintain our qualification as a REIT, given the complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the potential tax treatment of the investments we make, and the possibility of future changes in our circumstances, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.
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
In particular, we must ensure that at the end of each calendar quarter, we satisfy the REIT 75% asset test, which requires that at least 75% of the value of our total assets consist of cash, cash items, government securities and qualified REIT real estate assets, including RMBS. The remainder of our investment in securities (other than government securities and qualified REIT real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, TRS securities and qualified REIT real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. Generally, if we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and becoming subject to U.S. federal income tax and any applicable state and local taxes on all of our taxable income.
In addition, we must also ensure that each taxable year we satisfy the REIT 75% and 95% gross income tests, which require that, in general, 75% of our gross income come from certain real estate-related sources and 95% of our gross income consist of gross income that qualifies for the REIT 75% gross income test or certain other passive income sources. As a result of the requirement that we satisfy both the REIT 75% asset test and the REIT 75% and 95% gross income tests, we may be required to liquidate from our portfolio otherwise attractive investments or contribute such investments to a TRS, in which event they would be subject to regular corporate U.S. federal, state and local taxes assuming that the TRS is organized in the United States. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders. Generally, if we fail to comply with the income requirements at the end of any calendar year, we will lose our REIT qualification and may be subject to U.S. federal income tax and any applicable state and local taxes on all of our taxable income.
Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our shareholders.
To maintain our qualification as a REIT, we must distribute to our shareholders each calendar year at least 90% of our REIT taxable income (including certain items of non-cash income), determined excluding any net capital gains and without regard to the deduction for dividends paid. Distributions of our taxable income must generally occur in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the year and if paid with or before the first regular dividend payment after such declaration. To the extent that we satisfy the REIT 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax (and any applicable state and local taxes) on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:
•85% of our REIT ordinary income for that year;
•95% of our REIT capital gain net income for that year; and
•any undistributed taxable income from prior years.
We intend to distribute our taxable income to our shareholders in a manner that would satisfy the REIT 90% distribution requirement and to avoid the corporate income tax. These distributions will limit our ability to retain earnings and thereby replenish or increase capital from operations. However, there is no requirement that TRSs distribute their after-tax net income to their parent REIT.
Our taxable income may substantially exceed our net income as determined based on GAAP, because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. We have made an election under Section 475(f) of the Code to mark our securities to market, which may cause us to recognize taxable gains for a taxable year with respect to such securities without the receipt of any cash corresponding to such gains. Additionally, E&P in any foreign TRS are taxable to us, regardless of whether such earnings are distributed. However, overall losses in our TRSs will not reduce our taxable income, and will generally not provide any benefit to us, except for being carried forward against future TRS taxable income in the case of a domestic TRS. Also, our ability, or the ability of our subsidiaries, to deduct interest may be limited under Section 163(j) of the Code. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. To the extent that we generate such non-cash taxable income in a taxable year or have limitations on our deductions, we may incur corporate income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to shareholders in that year. In that event, we may be required to use cash reserves, incur debt, sell assets, make taxable distributions of our shares or debt securities or liquidate non-cash assets at rates, at terms or at times that we regard as unfavorable, in order to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.
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
The REIT provisions of the Code substantially limit our ability to hedge. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities incurred to carry or acquire real estate, and such instrument is properly identified under applicable Treasury Regulations. The requirements in the Treasury Regulations related to identifying hedging transactions are highly technical and complex for which only limited judicial and administrative authorities exist, and the IRS could disagree with and successfully challenge our treatment and identifications of such hedging transactions. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests and could cause us to fail to maintain our qualification as a REIT. Our aggregate gross income from such transactions, along with other gross income that does not qualify for the

REIT 95% gross income test, cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques, and we may choose to implement certain hedges through a domestic or foreign TRS. Any hedging income earned by a domestic TRS would be subject to U.S. federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with interest rate changes or other changes than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future TRS taxable income in the case of a domestic TRS. Even if the income from certain of our hedging transactions is excluded from gross income for purposes of the REIT 75% and 95% gross income tests, such income and any loss will be taken into account in determining our REIT taxable income and our distribution requirement and the GAAP value of our hedging assets will not be treated as qualified real estate assets for the REIT asset test. If the IRS disagrees with our calculation of the amount or amortization of gain or loss with respect to our hedging transactions, including the impact of our election under Section 475(f) of the Code and the treatment of hedging expense and losses under Section 163(j) of the Code and Treasury Regulation Section 1.446-4, our distribution requirement could increase, which could require that we correct any shortfall in distributions by paying deficiency dividends to our shareholders in a later year.
Our ownership of and relationship with our TRSs will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT's total assets may consist of stock or securities of one or more TRSs. While we believe that we have managed our affairs so as to satisfy the requirement that no more than 20% of the value of our total assets consists of stock or securities of our TRSs, as well as the requirement that taxable income from our TRSs plus other non-qualifying gross income not exceed 25% of our total gross income, there can be no assurance that we will be able to do so in all market circumstances. The TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis. Any domestic TRS that we form will pay U.S. federal, state and local income tax on its taxable income at regular corporate tax rates, and its after-tax net income will be available for distribution to us but is not required to be distributed to us. In certain circumstances, the ability to deduct interest expense by any TRS that we may form could be limited.
We intend to structure our foreign TRSs so that their income and operations will not be subject to U.S. federal, state and local income tax. For example, the Code and the Treasury Regulations promulgated thereunder specifically provide that a non-U.S. corporation is not a U.S. trade or business and therefore is not subject to U.S. federal income tax if it restricts its activities in the United States to trading in stock and securities (or any activity closely related thereto) for its own account irrespective of whether such trading (or such other activity) is conducted by such a non-U.S. corporation or its employees through a resident broker, commission agent, custodian or other agent. However, there is no assurance that our foreign TRSs will successfully operate so that they are not subject to federal, state and local income tax. If the IRS successfully challenged that tax treatment, it would reduce the amount that those foreign TRSs would have available to pay to their creditors and to distribute to us. E&P in our foreign TRSs are taxable to us, and are not qualifying income for the purposes of the REIT 75% gross income tests, regardless of whether such earnings are distributed to us. In addition, losses in our foreign TRSs generally will not provide any tax benefit prior to liquidation.
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
The tax implications of the corporate CLOs in which we invest are complex and, in some circumstances, unclear. In particular, we may recognize taxable income on certain of our CLO investments without the concurrent receipt of cash, or in excess of the actual or anticipated yield generated by such investments.
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
Qualified dividend income payable to U.S. investors that are individuals, trusts, and estates is subject to the reduced maximum tax rate applicable to long-term capital gains. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. Rather, for taxable years beginning prior to January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including "qualified REIT dividends" (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations. To qualify for this deduction, the shareholder receiving such dividend must hold the dividend-paying REIT shares for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the shares become ex-dividend, and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. Under current law, the special 20% deduction will expire for taxable years beginning on or after January 1, 2026. Even if a domestic shareholder qualifies for this deduction, the effective rate for such REIT dividends still remains higher than the top marginal rate applicable to “qualified dividend income” received by U.S. individuals. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduction in the corporate tax rate under the Tax Cuts and Jobs Act could cause investors who are taxed at individual rates and regulated investment companies to perceive investments in the stocks of REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could adversely affect the value of the stock of REITs, including our common shares.
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
We have made an election under Section 475(f) of the Code to mark our securities to market effective as of January 1, 2021. There are limited authorities under Section 475(f) of the Code as to what constitutes a trader for U.S. federal income tax purposes, and how such an election would be applied in the context of a REIT. Under other sections of the Code, the status of a trader in securities depends on all of the facts and circumstances, including the nature of the income derived from the taxpayer's activities, the frequency, extent and regularity of the taxpayer's securities transactions, and the taxpayer's investment intent. There can be no assurance that we will continue to qualify as a trader in securities eligible to make a mark-to-market election. We have not received, nor are we seeking, an opinion from counsel or a ruling from the IRS regarding our qualification as a trader. If the qualification for, or our application of, such election were successfully challenged by the IRS, in whole or in part, it could, depending on the circumstances, result in retroactive (or prospective) changes in the amount or timing of gross income we recognize, and potentially jeopardize our REIT qualification. Furthermore, the law is unclear as to the treatment of mark-to-market gains and losses under the various REIT tax rules, including, among others, the prohibited transaction and qualified liability hedging rules. While there is limited analogous authority, we treat any mark-to-market gains as qualifying income for purposes of the REIT 75% gross income test to the extent that the gain is recognized with respect to a qualifying real estate asset, based on an opinion of Hunton Andrews Kurth LLP substantially to the effect that any such gains recognized with respect to assets that would produce qualifying income for purposes of the REIT 75% and/or 95% gross income test, as applicable, if they were actually sold should be treated as qualifying income to the same extent for purposes of the REIT 75% and/or 95% gross income test, as applicable, and any such gains should not be subject to the prohibited transaction tax. If the IRS were to successfully treat our mark-to-market gains as subject to the prohibited transaction tax or to successfully challenge the treatment or timing of recognition of our mark-to-market gains or losses with respect to our qualified liability hedges, we could owe material federal income or penalty tax or, in some circumstances, even fail to maintain our qualification as a REIT. Finally, mark-to-market gains and losses could cause volatility in the amount of our taxable income. For instance, the mark-to-market election could generate losses in one taxable year that we are unable to use to offset taxable income, followed by mark-to-market gains in a subsequent taxable year that force us to make additional distributions to our shareholders. Hence, the mark-to-market gains and losses could cause us to distribute more dividends to our shareholders in a particular period than would otherwise be desirable from a business perspective.
Our qualification as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets that we acquire, and the inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.
When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, the value of such securities, and also to what extent those securities constitute qualified real estate assets for purposes of the REIT asset tests and produce income which qualifies under the REIT 75% gross income test. The inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax. Additionally, counsel is generally under no obligation to update any such opinions after they are issued. Hence, subsequent changes to the purchased securities or in the applicable law may cause such opinions to become inaccurate or outdated despite being accurate when issued and may also adversely affect our REIT qualification and result in significant corporate-level tax.
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
We can give no assurances that, whether the result of regulatory inquiries or otherwise, neither we nor Ellington nor its affiliates will become subject to investigations, enforcement actions, fines, penalties or the assertion of private litigation claims. If any such events were to occur, we, or our Manager's ability to perform its obligations to us under the management agreement between us and our Manager, or Ellington's ability to perform its obligations to our Manager under the services agreement between Ellington and our Manager, could be materially adversely impacted, which could materially adversely effect on our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
The market for our common shares may be limited, and the price and trading volume of our common shares may be volatile.
While our common shares are listed on the NYSE, such listing does not provide any assurance as to whether or not the market price reflects our actual financial performance, the liquidity of our stock, a holder's ability to sell our stock and/or at what price such holder could sell our stock. Market prices for our common shares may be volatile and subject to wide fluctuations, including as a result of the trading volume. We cannot assure you that the market price of our common shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our common shares, or result in fluctuations in the price or trading volume of our common shares include:
•actual or anticipated variations in our dividends or quarterly operating results;
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
•adverse changes in global, national, regional and local economic and market conditions, including those relating to pandemics, such as the COVID-19 pandemic, high unemployment, elevated inflation, volatile interest rates, concerns regarding a recession, geopolitical conflicts, social unrest, or civil disturbances;
•our inclusion in, or exclusion from, various stock indices;
•our operating performance and the performance of other similar companies; and
•changes in accounting principles.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the market price of our common shares.
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
Additionally, there is a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, and we are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the NYSE and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. Further, new and emerging regulatory initiatives in the U.S. related to climate change and ESG could adversely affect our business. On March 6, 2024, the SEC issued a final rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The final rule mandates extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy and greenhouse gas emissions, for certain public companies. Compliance with the final rule may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our Manager’s personnel, systems and resources. In addition, in 2021 the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has started to bring enforcement actions based on ESG disclosures not matching actual investment processes.

Growing interest on the part of investors and regulators in ESG factors and increased demand for, and scrutiny of, ESG-related disclosures, have also increased the risk that companies could be perceived as, or accused of, making inaccurate or misleading statements regarding their ESG efforts or initiatives, or greenwashing. Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital. Relatedly, certain investors have also begun to use ESG data, third-party benchmarks and ESG ratings to allow them to monitor the ESG impact of their investments.
These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. If we fail or are perceived to fail to comply with applicable rules, regulations and stakeholder expectations, it could negatively impact our reputation and our business results. Further, our business could become subject to additional regulations, penalties and/or risks of regulatory scrutiny and enforcement in the future. We cannot guarantee that our current ESG practices will meet future regulatory requirements, reporting frameworks or best practices, increasing the risk of related enforcement. Compliance with new requirements may lead to increased management burdens and costs. Generally, we expect investor demands and the prevailing legal environment to require us to devote additional resources to ESG matters in our review of prospective investments and management of existing investments, which could increase our expenses.
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
Due to various economic and monetary policy factors, including low unemployment, high corporate demand, supply-chain issues, geopolitical conflicts, and quantitative easing, inflation has been elevated in recent periods. High inflation may undermine the performance of our investments by reducing the value of such investments and/or the income received from such investments. In addition, actions that the Federal Reserve has taken, and could continue to take, to combat inflation could have an adverse impact on our financial results. See "—Risks Related To Our Business—Certain actions by the Federal Reserve could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders."
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
As discussed further in "Item 1. Business—Our Manager and Ellington," we are externally managed and advised by our Manager, an affiliate of Ellington. Our Manager does not have any employees and instead relies on the employees of Ellington to fulfill its obligations to us pursuant to a services agreement. We rely on Ellington's information systems in conducting our day-to-day operations. As such, we also rely on Ellington's processes for assessing, identifying, and managing material risks from cybersecurity threats.
Ellington's cybersecurity processes and practices are integrated into Ellington's risk management and oversight program. In general, Ellington seeks to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that Ellington collects and stores by identifying, preventing and mitigating cybersecurity threats and responding to cybersecurity incidents when they occur.
Ellington's Risk Management and Strategy
Ellington's cybersecurity program is focused on the following key areas:
•Governance: As discussed in more detail below under "Governance," our Board of Trustees' oversight of cybersecurity risk management is supported by the Audit Committee of our Board of Trustees (the “Audit Committee”), which regularly interacts with our management team and other professionals who are responsible for assessing and managing material risks from cybersecurity threats at Ellington.
•Collaborative Approach: Ellington has implemented a cross-functional approach to identifying and evaluating, preventing, mitigating and remediating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents. Such escalation allows Ellington to make timely decisions regarding its response to such incidents and whether disclosure to senior management, our Audit Committee and/or the public is appropriate.
•Technical Safeguards: Ellington deploys technical safeguards that are designed to protect information systems from cybersecurity threats. These systems cover many facets of cyber security including identity protection, anti-virus and anti-malware defense, data loss prevention, endpoint protection (including managed detection and response services), patch and vulnerability management and others. Ellington regularly evaluates new technologies as the cyber security landscape evolves.
•Incident Response and Recovery Planning: Ellington has established and maintains incident response and recovery plans that we believe properly address the response to a cybersecurity incident or other business disruption. To the extent feasible, such plans are tested and evaluated on a regular basis.
•Third-Party Risk Management: Ellington follows a risk-based approach to identifying and overseeing cybersecurity risks presented by third-parties, including vendors, service providers and other external users of Ellington’s systems, as well as the systems of third-parties that could adversely impact Ellington’s business in the event of a cybersecurity incident affecting their systems. Third-party service providers are regularly evaluated by Ellington to assess their cyber security posture and general information technology practices to determine if they are suitable partners; where applicable, relevant certifications are obtained such as SOC 2 or ISO 27001.
•Education and Awareness: Ellington: (i) provides regular, mandatory cyber security training to all personnel to equip them with tools to identify and address cybersecurity threats; (ii) communicates evolving information security policies, standards, processes and practices to employees via email; (iii) delivers additional training to all users who have access to personally identifiable information on Ellington’s processes for handling such information; and (iv) conducts regular, monthly phishing tests to assess user alertness, and retains a separate external cybersecurity vendor to conduct similar tests on an annual basis.
Ellington's technology team assesses the firm’s cybersecurity and infrastructure postures regularly with two separate working groups—one group, meeting weekly, focused on IT implementation and one group, meeting bi-weekly, focused on engineering integration. Both groups include senior members of the technology team. These meetings cover a broad range of topics including implementation planning for the deployment of new hardware and software, patch and vulnerability management, considerations for disaster recovery and business continuity, user access controls, data security and more. In such continued monitoring of its cybersecurity posture, Ellington conducts continuous depreciation of obsolete or unsuitable technology, including legacy hardware and software, has a robust patch and vulnerability management process, and has personnel dedicated to the continued monitoring of new developments in threat actors’ activities in order to take preventative actions.
Ellington also regularly engages third parties to perform assessments of Ellington’s cybersecurity posture, including penetration testing, user access control reviews and independent reviews of Ellington’s information security control environment, and operating effectiveness. The results of such assessments, tests and reviews are reported to the Audit Committee and our Board of Trustees, and Ellington adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, tests and reviews, including the implementation of new software and technologies.
To date, no risks from cybersecurity threats to Ellington have materially affected or are reasonably likely to materially affect the Company. While Ellington did experience two business email compromise incidents in recent years, neither had a material impact on our business strategy, results of operations or financial condition.
Governance
Our Board of Trustees, through the Audit Committee, oversees our cybersecurity risk management process. Our Audit Committee receives regular presentations and reports on cybersecurity risks at Ellington, each of which addresses a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties.
Ellington employs internal or external resources whose responsibilities include oversight of their respective firm’s cybersecurity posture.

Ellington's cybersecurity team is lead by Ellington's outsourced Chief Technology Officer (the "CTO"), who is primarily responsible for assessing and managing material risks from cybersecurity threats to Ellington. The CTO has extensive experience in application development, database architecture, systems design, and third-party software integration. During his tenure at Ellington, the CTO has lead large technical efforts such as the development of Ellington’s proprietary whole loan management system and the overhaul of Ellington’s engineering infrastructure and development services. The CTO works closely with Ellington’s head of Data Platform and Infrastructure (the "DPI Head") to manage Ellington’s infrastructure and cybersecurity posture. During his tenure at Ellington, the DPI Head has lead several critical efforts such as the revitalization of Ellington’s hardware, networking and disaster recovery facilities, major improvements to Ellington’s cybersecurity infrastructure, and the development and maintenance of Ellington’s Data Engineering infrastructure. Ellington’s Senior Systems Administrator (the "SSA") works closely with both the CTO and the DPI Head to implement Ellington’s cybersecurity program and infrastructure. The SSA is responsible for all systems and telecommunication design and implementation, with a focus on cybersecurity. The SSA ensures that Ellington's systems are secure and resilient against cyber threats. Prior to joining Ellington in 1997, the SSA was a Senior PC Technical Support at Bear Stearns for seven years. The CTO, after consultation with others, including the DPI Head and the SSA, regularly provides an assessment of Ellington’s cybersecurity posture and reviews Ellington’s information technology roadmap with the Audit Committee. The CTO's reports cover a range of topics including, at various times, a discussion of the primary cybersecurity risks facing Ellington, an overview of Ellington’s cybersecurity program, common attack vectors and types, the primary functions of Ellington’s cybersecurity program, how Ellington’s cybersecurity programs are applied to critical cybersecurity areas, any recent cybersecurity incidents, Ellington’s ongoing focus areas in its cybersecurity program, Ellington’s employee education program, management of patches and system vulnerabilities, various threat detection methods, malicious activity monitoring, any new cybersecurity focus areas for Ellington, a review of Ellington’s key technologies, Ellington’s incident response procedures and Ellington’s backup systems and redundancy and disaster recovery processes.
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
We and Ellington cannot provide any assurance that, whether the result of regulatory inquiries or otherwise, neither we nor Ellington nor its affiliates will become subject to investigations, enforcement actions, fines, penalties or the assertion of private litigation claims or that, if any such events were to occur, they would not materially adversely affect us. For a discussion of these and other related risks, see "Risk Factors—General Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries and proceedings, or other legal proceedings" included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (the "Form 10-K").
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Shareholders Matters, and Issuer Purchases of Equity Securities
Market Information
Our common shares have been listed on the New York Stock Exchange ("NYSE") under the symbol "EARN" since May 1, 2013.
Holders of Our Common Shares
Based upon a review of a securities position listing as of the close of business on March 8, 2024, we had an aggregate of 107 holders of record and holders of our common shares who are nominees for an undetermined number of beneficial owners.
Unregistered Sales of Equity Securities
Pursuant to our 2023 Equity Incentive Plan, on December 14, 2023, we granted 14,473 restricted common shares to certain of our partially dedicated employees. The restricted common shares are subject to forfeiture restrictions that will lapse with respect to 7,237 of the common shares on December 14, 2024 and 7,236 of the common shares on December 14, 2025. Such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(a)(2) of the Securities Act.
Issuer Purchases of Equity Securities
On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. As of December 31, 2023, we had remaining authorization to repurchase up to 725,808 common shares under the share repurchase program.
We did not repurchase any common shares under the share repurchase program during the three months ended December 31, 2023.
Item 6. [Reserved]
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
We were initially formed through a strategic venture among affiliates of Ellington Management Group, L.L.C., an investment management firm and registered investment adviser with a 29-year history of investing in a broad spectrum of residential and commercial mortgage-backed securities, or "MBS," and related derivatives, with an emphasis on the RMBS market, and the Blackstone Tactical Opportunity Funds, or the "Blackstone Funds." We are externally managed and advised by our Manager, an affiliate of Ellington. From our inception until August 2021, the Blackstone Funds had held special non-voting membership interests in the holding company that owns our Manager. In August 2021, an Ellington affiliate purchased these special non-voting membership interests from the Blackstone Funds.
We use leverage in our strategies and to date have financed our assets exclusively through repurchase agreements, which we account for as collateralized borrowings. As of December 31, 2023, we had outstanding borrowings under repurchase agreements in the amount of $729.5 million with 19 counterparties; 93% of such borrowings were collateralized by Agency RMBS.
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
As of December 31, 2023, our book value per share was $7.32 as compared to $8.40 as of December 31, 2022, respectively.
Trends and Recent Market Developments
Market Overview
•After increasing the target range for the federal funds rate by a cumulative 4.25% in 2022, the U.S. Federal Reserve, or the "Federal Reserve," slowed the pace of its interest rate hikes in 2023. In 2023, at its January/February meeting, the Federal Reserve raised the target range by 25 basis points to 4.50%–4.75%, which was its smallest increase since March 2022.
In March 2023, in response to stress in the banking system, which included the failures of Silicon Valley Bank and Signature Bank, the Federal Deposit Insurance Corporation, or "FDIC," took steps to guarantee all deposits of those two failed banks, including deposits above the standard limit of $250,000. Meanwhile, concerns around the solvency of Credit Suisse Group AG prompted the Swiss Government to provide liquidity assistance and other financial support in conjunction with a merger of Credit Suisse Group AG into UBS Group AG. In addition, the Federal Reserve announced additional liquidity support through the creation of the Bank Term Funding Program, which provided loans with terms of up to one year to banks and other eligible depository institutions for qualified collateral, which included U.S. Treasury securities and Agency RMBS, at their par values. Other central banks around the world also announced plans to increase liquidity to financial institutions. Later in March 2023, at its monthly meeting, the Federal Reserve declared that the "U.S. banking system is sound and resilient" and increased the target range for the federal funds rate by an additional 25 basis points to 4.75%–5.00%.
Next, the Federal Reserve increased the target range by an additional 25 basis points in May 2023, paused in June, increased by an additional 25 basis points in July to a range of 5.25%–5.50%, and then maintained that range at each of its meetings from September through December, noting in December that "inflation has eased over the past year but remains elevated." In a dovish shift, the Summary of Economic Projections released by the Federal Reserve in December implied three interest rate cuts in 2024. However, minutes from the December 2023 meeting released in early January 2024 revealed that during the meeting Federal Reserve participants "reaffirmed that it would be appropriate for policy to remain at a restrictive stance for some time until inflation was clearly moving down," seemingly lowering the likelihood of a cut during the first quarter of 2024.
Throughout 2023, the Federal Reserve continued to reinvest only principal payments that exceeded monthly caps of $60 billion on U.S. Treasury securities and $35 billion on Agency RMBS.
•Interest rates were highly volatile during much of 2023, and many parts of the yield curve continued to be inverted. After falling in January, interest rates increased in February and early March, particularly short-term interest rates, as the yield on the 2-year U.S. Treasury surpassed 5% for the first time since June 2007. Then, in mid-March 2023, concerns about the stress in the banking system spurred a flight to safety, which drove interest rates down significantly. Overall, the yield on the 2-year U.S. Treasury decreased by 40 basis points to 4.03% in the first quarter, while the yield on the 10-year U.S. Treasury decreased by 41 basis points to 3.47%. Interest rate volatility spiked in mid-March 2023, with the MOVE Index surpassing its COVID-related highs and reaching its highest level since 2008.
After trading in a relatively tight range in April and early May of 2023, interest rates rose steadily in the latter half of the second quarter, and the inversion of the yield curve deepened. Overall, the yield on the 2-year U.S. Treasury increased by 87 basis points to 4.90%, quarter over quarter, while the yield on the 10-year U.S. Treasury increased by

37 basis points to 3.84%. Meanwhile, interest rate volatility, as measured by the MOVE Index, declined during the quarter, particularly in June 2023 following the resolution of the federal government's debt ceiling dispute.
In the third quarter of 2023, interest rates increased, particularly long-term interest rates, which caused the inversion of the yield curve to subside somewhat. The yield on the 2-year U.S. Treasury increased by 15 basis points quarter over quarter to 5.04%, while the yield on the 10-year U.S. Treasury increased by 73 basis points quarter over quarter to 4.57%. Toward the end of the quarter, the 2-year U.S. Treasury yield reached its highest level since July 2006, and the 10-year U.S. Treasury yield reached its highest level since October 2007. Meanwhile, interest rate volatility, as measured by the MOVE Index, remained elevated throughout the quarter.
In the fourth quarter, interest rates reversed course and began to decline, as the market anticipated the conclusion of the Federal Reserve's interest rate hiking cycle. For the quarter, the yield on the 2-year U.S. Treasury decreased by 79 basis points to 4.25%, while the 10-year U.S. Treasury yield decreased by 69 basis points to 3.88%. The MOVE Index increased modestly from the previous quarter.
For the full year 2023, the 2-year U.S. Treasury yield decreased by 18 basis points, while the 10-year yield increased by 1 basis point.
•Secured Overnight Financing Rates, or "SOFR" rates, rose sharply from the start of the year through July 31, 2023, with one-month term SOFR increasing by 96 basis points to 5.32% and three-month term SOFR rising by 78 basis points to 5.37%. Beginning in August 2023, SOFR rates were relatively stable with one-month term SOFR ending the year at 5.35% and three-month term SOFR ending the year at 5.33%. Many of our financing costs are based on SOFR.
•Mortgage rates moved in sympathy with long-term interest rates during 2023. The Freddie Mac survey 30-year mortgage rate declined from 6.41% at the start of the year to 5.95% in mid-January, and then steadily rose to 6.74% in early March, before declining to 6.24% by the end of the first quarter. From there, mortgage rates rose steadily for much of 2023, with the Freddie Mac 30-year mortgage rate peaking at 7.79% on October 26th, its highest level since October 2000. The survey rate then reversed course and fell sharply over the final two months of 2023, declining to 6.42% on December 28th, approximately where it started the year.
After reaching a 25-year low at the end of 2022, the Mortgage Bankers Association's Refinance Index increased by 53% in the first quarter of 2023, before declining through the end of November, driven by higher mortgage rates. The index temporarily rose in mid-December 2023 with lower mortgage rates, and declined again toward the end of December 2023. Overall, the index increased by 15% year over year but remained at historically depressed levels. Prepayment speeds also remained at historically low levels throughout 2023. The Fannie Mae 30-year MBS registered a CPR of 4.5 in December 2023, unchanged year over year, reaching a 2023 low of 3.7 in January and a 2023 high of 6.4 in June.
•Despite higher mortgage rates for much of 2023, the S&P CoreLogic Case-Schiller US National Home Price NSA Index increased by 5.5% during the year. The National Association of Realtors Housing Affordability Index declined by 7% during 2023, as higher mortgage rates and record home prices continued to stress housing affordability.
•U.S. real GDP increased at an annualized rate of 2.2% in the first quarter, 2.1% in the second quarter, 4.9% in the third quarter, and an estimated annualized rate of 3.2% in the fourth quarter. Meanwhile, the unemployment rate remained low throughout 2023, starting the year at 3.5% and registering 3.7% as of year end.
•Inflation, while still elevated, declined during each of the first six months of 2023. The year-over-year percentage change in the Consumer Price Index for All Urban Consumers ("CPI-U"), not seasonally adjusted, declined from 6.4% in January 2023 to 3.0% in June 2023. Year-over-year inflation then increased again in the third quarter of 2023, registering 3.7% in September, before declining modestly in the fourth quarter, registering 3.4% in December.
•After a historically difficult year in 2022, MBS performance was mixed in 2023. Following strong absolute and relative performance in January 2023, MBS performance reversed course in mid-February and especially in March, as concerns in the banking sector caused volatility to surge. Overall for the first quarter of 2023, the Bloomberg Barclays U.S. MBS Index ("BB MBS Index") generated a positive return of 2.53% but a negative excess return (on a duration-adjusted basis) of (0.50%) relative to the Bloomberg Barclays U.S. Treasury Index. In the second quarter of 2023, the BB MBS Index generated a negative return of (0.66%) but a positive excess return of 0.79%, driven by strong outperformance in June. For the third quarter, the BB MBS Index posted a negative return of (4.13%) and a negative excess return of (0.88%) relative to the Bloomberg Barclays U.S. Treasury Index, driven by underperformance of the mortgage basis in September 2023. That underperformance continued into October, but over the final two months of the year, volatility declined and yield spreads tightened and overall for the fourth quarter of 2023, the BB MBS Index generated a positive return of 7.31% and an excess return of 1.26%. For the full year 2023, the BB MBS Index generated a positive return of 5.05% and an excess return of 0.68%.
•Similarly, after negative performance in 2022, the Bloomberg Barclays U.S. Corporate Bond Index ("BB IG Index") generated positive results on both an absolute and relative basis in 2023, driven by strong results in the fourth quarter of 2023. For the full year 2023, the BB IG Index generated a return of 8.52% on an absolute basis and an excess return of 4.55%. Meanwhile, the Bloomberg Barclays U.S. Corporate High Yield Bond Index ("BB HY Index") generated positive returns in each quarter of 2023 on both an absolute and relative basis. For the full year 2023, the BB HY Index generated a positive return of 13.45% and an excess return of 8.86%.
•U.S. equities were also volatile during 2023, but performed well overall for the year, with the Dow Jones Industrial Average increasing by 13.7%, the S&P 500 rising by 24.2%, and the NASDAQ up 43.4%. Meanwhile, London's FTSE 100 index increased by 3.8% for the year, and the MSCI World global equity index increased by 21.8%. The VIX volatility index spiked in mid-March 2023 in response to the stress in the banking system and again in late September and October, before falling through year end.
Portfolio Overview and Outlook
As of December 31, 2023, our mortgage-backed securities portfolio consisted of $706.0 million of fixed-rate Agency "specified pools," $7.1 million of Agency RMBS backed by adjustable rate mortgages, or "Agency ARMs", $14.9 million of Agency reverse mortgage pools, $7.4 million of Agency interest-only securities, or "Agency IOs", $9.4 million of non-Agency RMBS, and $11.3 million of non-Agency interest-only securities, or "non-Agency IOs". Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through government-sponsored refinancing programs, and mortgages with various other characteristics.
The size of our Agency RMBS holdings decreased by 16% to $728.0 million as of December 31, 2023, compared to $863.3 million as of December 31, 2022. The decline was driven by paydowns and net sales, primarily during the second half of the year. Over the course of the year, our holdings of non-Agency RMBS decreased by 25% to $9.4 million, while our holdings of interest-only securities increased by 7% to $18.7 million.
In addition, during the second half of the year, we started rotating a portion of our investment capital to corporate CLOs. As of December 31, 2023 our holdings of corporate CLO investments totaled $17.4 million. CLOs are a form of asset-backed security collateralized by syndicated corporate loans. We could continue to increase our capital allocation to CLO mezzanine debt and CLO equity investments, based on market opportunities or other factors.
Our debt-to-equity ratio, adjusted for unsettled purchases and sales, decreased to 5.3:1 as of December 31, 2023, as compared to 7.6:1 as of December 31, 2022. The decline was primarily due to a decrease in borrowings on our smaller Agency RMBS portfolio and significantly higher shareholders' equity, partially offset by a small increase in borrowings on our CLO portfolio. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions. As of December 31, 2023, 93% of our borrowings were secured by Agency RMBS.
As of December 31, 2023, we had cash and cash equivalents of $38.5 million, in addition to other unencumbered assets of $22.9 million. This compares to cash and cash equivalents of $34.8 million and other unencumbered assets of $2.9 million as of December 31, 2022.
The first quarter of 2023 began on a constructive note with interest rates and volatility declining and Agency RMBS yield spreads tightening in January. However, markets reversed course in mid-February on renewed anxiety over inflation and what the Federal Reserve’s response would be. Then in March, turmoil in the banking system put further pressure on Agency yield spreads. Overall, Agency RMBS underperformed U.S. Treasury securities and interest rate swaps (which are the primary instruments we use to hedge our interest rate risk) in the first quarter with the most pronounced underperformance coming on sub-5% coupon RMBS, where our Agency RMBS was concentrated, due to concerns over future selling from distressed regional banks.
FDIC-directed sales of RMBS from failed regional banks commenced at the start of the second quarter of 2023, which pressured yield spreads but also drove strong RMBS demand into May, even as interest rate volatility remained elevated. Then in June, yield spreads tightened following the resolution of the debt ceiling dispute, and Agency RMBS outperformed hedging instruments for the quarter. In the third quarter of 2023, Agency RMBS faced the significant headwinds of elevated market volatility and rising long-term interest rates, resulting in wider yield spreads and Agency RMBS underperformance relative to hedging instruments.

In the fourth quarter of 2023, interest rates and volatility increased in October, which drove yield spreads wider in most fixed income sectors, including Agency RMBS. Markets then reversed course, however, with interest rates and volatility declining, and yield spreads tightening, through year end. Overall for the fourth quarter, Agency RMBS outperformed hedging instruments, with lower and intermediate coupon RMBS exhibiting the most pronounced outperformance.
Overall, we had positive net income in the Agency RMBS strategy for the year, driven by net gains on our interest rate hedges, which exceeded net losses on our Agency RMBS and negative net interest income.
Average pay-ups on our specified pool portfolio decreased to 1.01% as of December 31, 2023, as compared to 1.26% as of December 31, 2022. During the year, we continued to hedge interest rate risk primarily through the use of interest rate swaps, and to a lesser extent, short positions in TBAs, U.S. Treasury securities, and futures. We ended the year with a net long TBA position on a notional basis, but a net short TBA position as measured by 10-year equivalents. 10-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates.
In the fourth quarter, our newly established corporate CLO portfolio contributed positively to our results, driven by net interest income and net gains. Similar to Agency RMBS, yield spreads on most CLOs widened in October before tightening in November and December, finishing the fourth quarter tighter overall.
Finally, our non-Agency RMBS portfolio and interest-only securities generated strong results for the year, driven by net interest income and net gains.
Our net mortgage assets-to-equity ratio—which we define as the net aggregate market value of our mortgage-backed securities (including the underlying market values of our long and short TBA positions) divided by shareholders' equity attributable to our mortgage-related strategies—slightly declined during the year. The decrease was driven by lower leverage employed in our mortgage-related strategies at December 31, 2023, despite having a net long TBA position as of December 31, 2023 as compared to a net short TBA position as of December 31, 2022. From time to time, in response to market opportunities and other factors, we increase or decrease our net mortgage assets-to-equity ratio by varying the sizes of our net short TBA position and/or our long RMBS portfolio in relation to the portion of our overall shareholders' equity employed in our mortgage-related strategies. The following table summarizes our net mortgage assets-to-equity ratio and provides additional details, for the last five quarters, to illustrate this fluctuation.

	Notional Amount of Long TBAs	Notional Amount of Short TBAs	Fair Value of Mortgage-backed Securities	Net Long (Short) TBA Underlying Market Value(1)	Net Mortgage Assets-to-Equity Ratio
($ In thousands)
December 31, 2023	$107,422	$(78,285)	$756,131	$36,679	6.5:1
September 30, 2023	68,064	(116,747)	822,718	(36,149)	7.2:1
June 30, 2023	117,009	(243,532)	920,714	(102,485)	7.0:1
March 31, 2023	66,488	(221,497)	925,531	(131,188)	6.9:1
December 31, 2022	81,759	(258,253)	893,301	(149,982)	6.6:1
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
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended December 31, 2023, September 30, 2023, June 30, 2023, March 31, 2023, and December 31, 2022.

	Three-Month Period Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Three-Month Constant Prepayment Rates(1)	6.8	7.3	7.4	4.3	6.1
(1)Excludes recent purchases of fixed rate Agency specified pools with no prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of December 31, 2023 and 2022.

		December 31, 2023			December 31, 2022
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	1.50-1.99	$—	$—	—	$3,608	$3,153	27
	2.50–2.99	3,794	3,550	52	3,764	3,497	41
	3.00–3.49	4,829	4,645	103	15,596	14,746	50
	3.50–3.99	9,960	9,684	92	12,627	12,244	78
	4.00–4.49	10,013	9,918	60	11,712	11,539	52
	4.50–4.99	51	50	167	146	145	155
Total 15-year fixed-rate mortgages		28,647	27,847	78	47,453	45,324	56
20-year fixed-rate mortgages:
	2.00–2.49	4,063	3,502	42	4,750	4,038	30
	2.50–2.99	—	—	—	1,852	1,625	29
	3.00–3.49	1,147	1,045	46	1,362	1,236	34
	4.00–4.49	1,255	1,225	41	1,500	1,447	29
	4.50–4.99	491	489	63	563	554	51
	5.00–5.49	577	583	64	785	791	52
	6.50–6.99	991	1,019	6	—	—	—
Total 20-year fixed-rate mortgages		8,524	7,863	41	10,812	9,691	33
30-year fixed-rate mortgages:
	2.00–2.49	4,614	3,687	38	48,278	39,718	22
	2.50–2.99	37,503	32,160	36	96,776	82,982	26
	3.00–3.49	76,869	68,695	59	175,838	156,401	32
	3.50–3.99	111,327	104,283	73	125,167	116,561	76
	4.00–4.49	134,317	129,181	72	164,444	157,268	58
	4.50–4.99	124,152	122,062	51	123,176	120,663	48
	5.00–5.49	106,323	105,851	28	86,820	86,325	25
	5.50–5.99	39,423	39,801	19	8,567	8,710	38
	6.00–6.49	18,084	18,478	14	10,610	10,887	7
	6.50–6.99	44,898	46,096	7	2,147	2,239	—
Total 30-year fixed-rate mortgages		697,510	670,294	49	841,823	781,754	44
Total fixed-rate Agency RMBS		$734,681	$706,004	50	$900,088	$836,769	44
For the year ended December 31, 2023, we had total net realized and unrealized gains on our Agency securities of $0.2 million, or $0.01 per share. Our Agency portfolio turnover was approximately 87% for the year ended December 31, 2023 and we recognized net realized losses of $(59.2) million.
For the year ended December 31, 2023, we continued to hedge interest rate risk primarily through the use of interest rate swaps, and to a lesser extent, short positions in TBAs, U.S. Treasury securities, and futures. We had total net realized and unrealized gains of $10.8 million, or $0.73 per share, on our interest rate hedging portfolio, as sharply rising interest rates in the second and third quarters of the year drove a significant gain on our interest rate hedges during those periods. These gains were partially offset by net losses in the first and fourth quarters, driven by declining interest rates. These gains exclude net realized and unrealized gains of $0.6 million, or $0.04 per share, on our long TBAs held for investment.
We ended the year with a net long TBA position on a notional basis, but a net short TBA position as measured by 10-year equivalents. Ten-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates. The relative makeup of our interest rate hedging portfolio can change materially from period to period. We may also selectively hedge our corporate CLO and/or non-Agency RMBS investments; as of December 31, 2023, we had a small credit hedge position in place.
After giving effect to dividends declared during the year ended December 31, 2023 of $0.96 per share, our book value per share decreased to $7.32 as of December 31, 2023, from $8.40 as of December 31, 2022, and we had a negative economic return of (1.4)% for the year ended December 31, 2023. Economic return for a period is computed by adding back dividends declared during the period to ending book value per share, and comparing that amount to book value per share as of the beginning of the period.
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
Financing
For the year ended December 31, 2023, our average repo borrowing cost increased to 5.18%, as compared to 1.40% for the year ended December 31, 2022. This increase in average repo borrowing cost was the result of a sharp increase in short-term interest rates during the year ended December 31, 2023. As of December 31, 2023 and December 31, 2022, the weighted average borrowing rate on our repurchase agreements was 5.58% and 3.70%, respectively.
While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as banks, are active in providing repo financing. Most of our outstanding repo financing is still provided by banks and bank affiliates; however, we have also entered into repo agreements with non-bank dealers.
Our debt-to-equity ratio was 5.4:1 as of December 31, 2023, as compared to 7.5:1 as of December 31, 2022. Adjusted for unsettled purchases and sales, our debt-to equity ratio was 5.3:1 as of December 31, 2023, as compared to 7.6:1 as of December 31, 2022. The decline was primarily due to a decrease in borrowings on our smaller Agency RMBS portfolio (reflecting in part the ongoing rotation of investment capital from RMBS to corporate CLOs) and significantly higher shareholders' equity. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
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
The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment, or "Catch-up Amortization Adjustment," is made to interest income to reflect the cumulative impact of the changes in effective yields. For the years ended December 31, 2023 and 2022, we recognized a Catch-up Amortization Adjustment of $(0.1) million and $3.1 million, respectively. The Catch-up Amortization Adjustment is reflected as an increase (decrease) to interest income on the Consolidated Statement of Operations.
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
Income Taxes: We made an election to be taxed as a REIT for U.S. federal income tax purposes and are generally not subject to corporate-level federal and state income tax on net income we distribute to our shareholders within the prescribed time frames. We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions, we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. As of December 31, 2023, the REIT had a net operating loss carry-forward of approximately $39 million. See Note 2 to our consolidated financial statements for additional details on income taxes.
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.
Financial Condition
Investment portfolio
The following tables summarize our securities portfolio as of December 31, 2023 and 2022:

	December 31, 2023					December 31, 2022
($ In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Agency Portfolio:
Agency RMBS(2)
15-year fixed-rate mortgages	$28,647	$27,847	97.21	$28,765	100.41	$47,453	$45,324	95.51	$48,899	103.05
20-year fixed-rate mortgages	8,524	7,863	92.25	9,033	105.97	10,812	9,691	89.63	11,508	106.44
30-year fixed-rate mortgages	697,510	670,294	96.10	682,379	97.83	841,823	781,754	92.86	849,168	100.87
ARMs	7,127	7,119	99.89	8,060	113.09	8,696	8,663	99.62	9,595	110.34
Reverse mortgages	14,406	14,874	103.25	16,589	115.15	17,506	17,852	101.98	19,659	112.30
Total Agency RMBS	756,214	727,997	96.27	744,826	98.49	926,290	863,284	93.20	938,829	101.35
Agency IOs	n/a	7,415	n/a	6,607	n/a	n/a	9,313	n/a	9,212	n/a
Total Agency		735,412		751,433			872,597		948,041
Credit Portfolio:
CLO Notes	16,876	14,491	85.87	14,441	85.57	—	—	—	—	—
CLO Equity	n/a	2,926	n/a	2,947	n/a	—	—	—	—	—
Non-Agency RMBS(2)	9,953	9,409	94.53	8,189	82.28	16,895	12,566	74.38	12,414	73.48
Non-Agency IOs	n/a	11,310	n/a	8,700	n/a	n/a	8,138	n/a	6,289	n/a
Preferred equity securities	—	—	—	—	—	n/a	208	n/a	202	n/a
Total Credit		38,136		34,277			20,912		18,905
U.S. Treasury securities sold short	—	—	—	—	—	(500)	(498)	99.60	(499)	99.80
Reverse repurchase agreements	—	—	—	—	—	499	499	100.00	499	100.00
Total		$773,548		$785,710			$893,510		$966,946
(1)Expressed as a percentage of the current principal balance.
(2)Excludes IOs.
As of December 31, 2023, 89% of our invested capital was allocated to mortgage-related securities and 11% was allocated to corporate CLOs. The majority of our mortgage-related securities are Agency RMBS, which include investments in Agency pools and Agency collateralized mortgage obligations, or "CMOs."
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

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of December 31, 2023 and 2022:

(In thousands)	December 31, 2023	December 31, 2022
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$654	$—
TBA securities sale contracts	—	3,568
Fixed payer interest rate swaps	67,719	65,202
Fixed receiver interest rate swaps	3,622	—
Futures	2,284	—
Total financial derivatives–assets, at fair value	74,279	68,770
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(13)	(664)
TBA securities sale contracts	(1,863)	—
Fixed payer interest rate swaps	(4,182)	—
Fixed receiver interest rate swaps	(576)	(2,373)
Futures	(63)	(82)
Credit Default Swaps	(632)	—
Total financial derivatives–liabilities, at fair value	(7,329)	(3,119)
Total	$66,950	$65,651
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

Credit Risk Hedging
We also selectively enter into credit-hedging positions in order to protect against adverse credit events with respect to our CLO and/or non-Agency RMBS investments, subject to maintaining our qualification as a REIT. Our credit hedging portfolio can vary significantly from period to period, and can encompass a wide variety of financial instruments, including corporate debt or equity-related instruments, RMBS- or CMBS-related instruments, or instruments involving other markets. Our hedging instruments can include both "single-name" instruments (i.e., instruments referencing one underlying entity or security) and hedging instruments referencing indices. Currently, our credit hedges consist of CDS on corporate bond indices, although there are periods of time where we have no credit hedges in place.
The composition and relative mix of our hedging instruments may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of December 31, 2023 and 2022. We had no other borrowings outstanding.

	December 31, 2023			December 31, 2022
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)			(In thousands)
30 days or less	$713,678	5.56%	17	$563,926	4.01%	14
31-60 days	6,131	6.69	46	210,569	2.73	44
61-90 days	9,734	6.47	67	67,960	4.16	72
Total	$729,543	5.58%	17	$842,455	3.70%	26
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of December 31, 2023 and 2022, our total debt-to-equity ratio was 5.4:1 and 7.5:1, respectively. Collateral transferred with respect to our outstanding repo borrowings, including net cash collateral posted or (received), had an aggregate fair value of $0.8 billion and $0.9 billion, as of December 31, 2023 and December 31, 2022, respectively. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets conditions, and the timing of security purchase and sale transactions.
Shareholders' Equity
As of December 31, 2023, our shareholders' equity increased to $136.2 million from $112.4 million as of December 31, 2022. This increase principally consisted of net proceeds from the issuance of shares of $33.6 million and a net gain of $4.6 million, partially offset by dividends declared of $14.5 million. As of December 31, 2023, our book value per share was $7.32, as compared to $8.40 as of December 31, 2022.

Results of Operations for the Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(In thousands except for per share amounts)	2023	2022
Interest Income (Expense)
Interest income	$42,549	$35,006
Interest expense	(45,256)	(14,820)
Net interest income (expense)	(2,707)	20,186
Expenses
Management fees to affiliate	1,804	1,758
Other operating expenses	3,731	3,370
Total expenses	5,535	5,128
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	3,171	(152,785)
Net realized and change in net unrealized gains (losses) on financial derivatives	9,630	107,529
Total Other Income (Loss)	12,801	(45,256)
Net Income (Loss)	$4,559	$(30,198)
Net Income (Loss) Per Common Share	$0.31	$(2.29)
Net Income (Loss)
Net income (loss) for the year ended December 31, 2023 was $4.6 million, as compared to $(30.2) million for the year ended December 31, 2022. The reversal in our results of operations year over year was primarily due to a total other income in the current period as compared to a total other loss in the prior period. Gains in the current year were partially offset by a significant increase in interest expense, primarily as a result of higher financing costs stemming from the significant increase in short-term interest rates during 2023.
Interest Income
Our portfolio as of both December 31, 2023 and 2022 consisted primarily of Agency RMBS, and to a lesser extent, non-Agency RMBS, and as of December 31, 2023, CLO investments. Before interest expense, we earned approximately $38.8 million and $33.4 million in interest income on these securities for the years ended December 31, 2023 and 2022, respectively. The year-over-year increase in interest income primarily resulted from higher asset yields on both our Agency and credit portfolios and to a lesser extent higher average holdings on our credit portfolio, partially offset by lower average holdings on our Agency RMBS portfolio. The Catch-up Amortization Adjustment causes variability in our interest income and portfolio yields. For the year ended December 31, 2023, we had a negative Catch-up Amortization Adjustments of approximately $(0.1) million, which decreased interest income. For the year ended December 31, 2022, we had a positive Catch-up Amortization Adjustments of approximately $3.1 million, which increased interest income. Excluding the Catch-up Amortization Adjustments, the weighted average yield of our overall portfolio was 4.09% and 2.80% for the years ended December 31, 2023 and 2022, respectively.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the years ended December 31, 2023 and 2022:

	Agency(1)			Credit(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Year ended December 31, 2023	$36,186	$928,386	3.90%	$2,645	$22,678	11.66%	$38,831	$951,064	4.08%
Year ended December 31, 2022	$31,866	$1,067,399	2.99%	$1,558	$14,115	11.04%	$33,424	$1,081,514	3.09%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin), long U.S. Treasury securities, and reverse repurchase agreements.

Interest Expense
For the years ended December 31, 2023 and 2022, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the years ended December 31, 2023 and 2022 was $45.3 million and $14.8 million, respectively, which primarily consisted of interest expense on our repo borrowings. The year-over-year increase in our total interest expense resulted mainly from higher financing costs stemming from the significant increase in short-term interest rates.
The following table provides details of our borrowings under repurchase agreements for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average Borrowed Funds	Interest Expense	Average Cost of Funds
(In thousands)
Repurchase Agreements:
Agency RMBS	$822,543	$42,386	5.15%	$982,375	$13,398	1.36%
Credit	15,497	1,015	6.55%	9,686	313	3.23%
Subtotal(1)	838,040	43,401	5.18%	992,061	13,711	1.38%
U.S. Treasury securities	16,023	849	5.30%	15,246	394	2.58%
Total	$854,063	$44,250	5.18%	$1,007,307	$14,105	1.40%
(1)Excludes U.S. Treasury securities.
Adjusted Cost of Funds
Among other instruments, we use interest rate swaps and U.S. Treasury securities to hedge against the risk to our borrowings of rising interest rates. As an alternative cost of funds measure, we add to our repo borrowing cost the net periodic amounts paid or payable by us on our interest rate swaps and the net interest (income) expense we incur on our positions in U.S. Treasury securities, and express the total as a percentage of our average outstanding repurchase agreement borrowings on yield-bearing assets (excluding U.S. Treasury securities).
The following table details the components of our adjusted cost of funds(1)(2) for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023			Year Ended December 31, 2022
(In thousands)	Average Borrowed Funds(3)	Interest Expense (Benefit)	Average Cost of Funds	Average Borrowed Funds(3)	Interest Expense (Benefit)	Average Cost of Funds
Repurchase Agreements:
Agency RMBS	$822,543	$42,386	5.15%	$982,375	$13,398	1.36%
Credit	15,497	1,015	6.55%	9,686	313	3.23%
Subtotal(4)	838,040	43,401	5.18%	992,061	13,711	1.38%
Adjustments:
Net interest (income) expense related to U.S. Treasury securities(5)		9	—%		298	0.03%
Net periodic expense (benefit) paid or payable on interest rate swaps		(21,078)	(2.52)%		(1,908)	(0.19)%
Total Adjusted Cost of Funds	$838,040	$22,332	2.66%	992,061	12,101	1.22%
(1)This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.
(2)Conformed to current period presentation.
(3)Excludes average borrowed funds related to repurchase agreements collateralized by U.S. Treasury securities.
(4)Excludes U.S. Treasury securities.
(5)Includes interest expense from repurchase agreements collateralized by U.S. Treasury securities and from positions in short U.S. Treasury securities and interest income from reverse repurchase agreements collateralized by U.S. Treasury securities and from positions in long U.S. Treasury securities.

For the year ended December 31, 2023, the weighted average yield on our Agency RMBS and credit portfolios excluding the impact of the Catch-up Amortization Adjustment was 4.09%, while our total adjusted average cost of funds, including interest rate swaps and net short U.S. Treasury securities, was 2.66%, resulting in a net interest margin of 1.43%. By comparison, for the year ended December 31, 2022, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Amortization Adjustment was 2.80%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 1.22%, resulting in a net interest margin of 1.58%.
Management Fees
For each of the years ended December 31, 2023 and 2022, our management fee expense was approximately $1.8 million. Management fees are calculated based on our shareholders' equity at the end of each quarter.
Other Operating Expenses
Other operating expenses, as presented above, includes professional fees, compensation expense, insurance expense, and various other operating expenses included on the Consolidated Statement of Operations incurred in connection with the operation of our business. For the years ended December 31, 2023 and 2022, our other operating expenses were approximately $3.7 million and $3.4 million, respectively. The increase in other operating expenses for the year ended December 31, 2023 was primarily due to an increase in professional fees.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the year ended December 31, 2023, Other income (loss) was $12.8 million, consisting of net realized and unrealized gains of $9.6 million and $3.2 million on our financial derivatives and securities, respectively. Net realized and unrealized gains of $9.6 million on our financial derivatives consisted of net realized and unrealized gains of $8.3 million on our TBAs and $2.6 million on our interest rate swaps, partially offset by net realized and unrealized losses of $(0.8) million on our U.S Treasury futures and $(0.4) million on our credit default swaps. The net gain on our financial derivatives was primarily the result of sharply rising interest rates in the second and third quarters of the year. These gains were partially offset by net losses in the first and fourth quarters, driven by declining interest rates. Net realized and unrealized gains of $3.2 million on our securities consisted primarily of net realized and unrealized gains of $1.5 million on our non-Agency RMBS and $1.4 million on our U.S. Treasury securities.
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
The following table reconciles, for the years ended December 31, 2023 and 2022, Adjusted Distributable Earnings to the line on the Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure:

	Year Ended December 31,
(In thousands except for share amounts)	2023	2022
Net Income (Loss)	$4,559	$(30,198)
Adjustments:
Net realized (gains) losses on securities	58,103	73,682
Change in net unrealized (gains) losses on securities	(61,274)	79,103
Net realized (gains) losses on financial derivatives	(28,562)	(48,996)
Change in net unrealized (gains) losses on financial derivatives	18,932	(58,533)
Net realized gains (losses) on periodic settlements of interest rate swaps	7,388	626
Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	13,690	1,282
Non-recurring expenses	102	—
Negative (positive) component of interest income represented by Catch-up Amortization Adjustment	62	(3,144)
Subtotal	8,441	44,020
Adjusted Distributable Earnings	$13,000	$13,822
Weighted Average Shares Outstanding	14,875,314	13,163,106
Adjusted Distributable Earnings Per Share	$0.87	$1.05
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
As of December 31, 2023 and 2022, we had $729.5 million and $842.5 million outstanding under our repurchase agreements, respectively. As of December 31, 2023, our outstanding repurchase agreements were with 19 counterparties.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of December 31, 2023 and 2022, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 5.7% and 5.5%, respectively.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
December 31, 2023	$729,543	$781,615	$787,217
September 30, 2023	811,180	877,620	900,511
June 30, 2023	875,030	880,957	883,043
March 31, 2023	875,670	876,846	897,629
December 31, 2022	842,455	899,752	881,401
September 30, 2022	938,046	928,942	940,321
June 30, 2022	950,339	1,070,229	1,087,826
March 31, 2022	1,211,163	1,133,738	1,211,163
December 31, 2021	1,064,835	1,068,384	1,088,712
September 30, 2021	1,062,197	1,114,820	1,140,182
June 30, 2021	1,135,497	1,166,954	1,196,779
March 31, 2021	1,106,724	1,040,521	1,106,724
As of December 31, 2023, we had an aggregate amount at risk under our repurchase agreements with 19 counterparties of $50.1 million. As of December 31, 2022, we had an aggregate amount at risk under our repurchase agreements with 17 counterparties of $49.8 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. If the amounts outstanding under repurchase agreements with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk under our repurchase agreements as of December 31, 2023 and 2022 does not include $0.5 million and $1.5 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of December 31, 2023, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with three counterparties of approximately $26.0 million. As of December 31, 2022, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with three counterparties of approximately $24.5 million. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of December 31, 2023, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $1.7 million. As of December 31, 2022, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with eight counterparties of approximately $4.6 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling contracts plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
As of December 31, 2023, we had cash and cash equivalents of $38.5 million.
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
Year Ended December 31, 2023:

Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
	(In thousands)
$0.08	$1,488	December 7, 2023	December 29, 2023	January 25, 2024
0.08	1,332	November 7, 2023	November 30, 2023	December 26, 2023
0.08	1,307	October 6, 2023	October 31, 2023	November 27, 2023
0.08	1,270	September 7, 2023	September 29, 2023	October 25, 2023
0.08	1,258	August 7, 2023	August 31, 2023	September 25, 2023
0.08	1,209	July 10, 2023	July 31, 2023	August 25, 2023
0.08	1,150	June 7, 2023	June 30, 2023	July 25, 2023
0.08	1,115	May 8, 2023	May 31, 2023	June 26, 2023
0.08	1,106	April 10, 2023	April 28, 2023	May 25, 2023
0.08	1,106	March 7, 2023	March 31, 2023	April 25, 2023
0.08	1,103	February 7, 2023	February 28, 2023	March 27, 2023
0.08	1,096	January 9, 2023	January 31, 2023	February 27, 2023

Year Ended December 31, 2022:

Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
	(In thousands)
$0.08	$1,070	December 7, 2022	December 30, 2022	January 25, 2023
0.08	1,063	November 7, 2022	November 30, 2022	December 27, 2022
0.08	1,060	October 6, 2022	October 31, 2022	November 25, 2022
0.08	1,060	September 8, 2022	September 30, 2022	October 25, 2022
0.08	1,058	August 4, 2022	August 31, 2022	September 26, 2022
0.08	1,046	July 8, 2022	July 29, 2022	August 25, 2022
0.08	1,046	June 7, 2022	June 30, 2022	July 25, 2022
0.08	1,049	May 2, 2022	May 31, 2022	June 27, 2022
0.10	1,311	April 7, 2022	April 29, 2022	May 25, 2022
0.10	1,311	March 7, 2022	March 31, 2022	April 25, 2022
0.10	1,311	February 7, 2022	February 28, 2022	March 25, 2022
0.10	1,311	January 7, 2022	January 31, 2022	February 25, 2022
On January 8, 2024, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on February 26, 2024 to shareholders of record as of January 31, 2024.
On February 7, 2024, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on March 25, 2024 to shareholders of record as of February 29, 2024.
On March 7, 2024, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on April 25, 2024 to shareholders of record as of March 29, 2024.
At those times when cash flows from our operating activities are insufficient to fund our dividend payments, we fund such dividend payments through cash flows from our investing and/or financing activities, and in some cases from additional cash on hand. The following paragraphs summarize our cash flows for the years ended December 31, 2023 and 2022.
For the year ended December 31, 2023, our operating activities used net cash of $10.0 million and our investing activities provided net cash of $85.7 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) used net cash of $91.4 million. Thus our operating and investing activities, when combined with our net repo financing activities, used net cash of $15.7 million. We also received proceeds from the issuance of common shares, net of commissions and offering costs paid of $33.6 million. We also used $14.1 million to pay dividends. As a result of these activities, there was an increase in our cash holdings of $3.7 million, from $34.8 million as of December 31, 2022 to $38.5 million as of December 31, 2023.
For the year ended December 31, 2022, our operating activities provided net cash of $22.4 million and our investing activities provided net cash of $110.5 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) used net cash of $155.0 million. Thus our operating and investing activities, when combined with our net repo financing activities, used net cash of $22.0 million. We also received net proceeds from the issuance of common shares, net of commissions and offering costs paid of $2.0 million. We used $13.9 million to pay dividends, and $0.3 million to repurchase common shares. As a result of these activities, there was a decrease in our cash holdings of $34.2 million, from $69.0 million as of December 31, 2021 to $34.8 million as of December 31, 2022.
On April 2, 2021, we implemented an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $75.0 million of common shares from time to time. The 2021 ATM program was terminated in connection with the establishment of the 2023 ATM program, hereinafter defined. On November 14, 2023, we implemented an “at the market” offering program, or the "2023 ATM program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $100.0 million of common shares from time to time. In the aggregate, under the 2021 ATM program and 2023 ATM program, during the year ended December 31, 2023, we issued 5,183,037 common shares which provided $33.6 million of net proceeds after $0.5 million of commissions and $0.2 million of offering costs. As of December 31, 2023, we had $85.9 million of common shares available to be issued remaining under the 2023 ATM program. From commencement of the 2023 ATM program through March 1, 2024, we issued 3,480,148 common shares under the 2023 ATM program, which provided $21.2 million of net proceeds after $0.2 million of commissions and $0.2 million of offering costs.
On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. Under the current repurchase program adopted on June 13, 2018, we have repurchased 474,192 common shares through May 12, 2023 at an average price per share of $9.21 and an aggregate cost of $4.4 million, and have authorization to repurchase an additional 725,808 common shares. We did not purchase any shares under this program during the year ended December 31, 2023.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both December 31, 2023 and 2022, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of December 31, 2023, we had $729.5 million of outstanding borrowings with 19 counterparties.
Off-Balance Sheet Arrangements
As of December 31, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of December 31, 2023, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, and CMBS excluding TBAs	$14,755	10.83%	$27,910	20.49%	$(16,357)	(12.01)%	$(34,316)	(25.19)%
Long TBAs	1,260	0.92%	2,194	1.61%	(1,585)	(1.16)%	(3,495)	(2.57)%
Short TBAs	(2,160)	(1.59)%	(4,228)	(3.10)%	2,252	1.65%	4,596	3.37%
Non-Agency RMBS	(506)	(0.37)%	(1,221)	(0.90)%	296	0.22%	384	0.28%
CLOs	21	0.02%	42	0.03%	(22)	(0.02)%	(46)	(0.03)%
U.S. Treasury Securities, Interest Rate Swaps, Options, and Futures	(15,136)	(11.11)%	(30,959)	(22.72)%	14,451	10.61%	28,215	20.71%
Corporate Securities and Derivatives on Corporate Securities	(7)	(0.01)%	(14)	(0.01)%	7	0.01%	14	0.01%
Repurchase and Reverse Repurchase Agreements	(186)	(0.14)%	(372)	(0.27)%	186	0.14%	372	0.27%
Total	$(1,959)	(1.45)%	$(6,648)	(4.87)%	$(772)	(0.56)%	$(4,276)	(3.15)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same instruments. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our December 31, 2023 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above.
For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Business—Special Note Regarding Forward-Looking Statements."
Prepayment Risk
Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of our RMBS and CLOs, including both through voluntary prepayments by the underlying mortgage or corporate borrowers, through liquidations or other accelerations due to defaults and foreclosures, or through the optional redemptions of such securities by the issuers. Most significantly, our RMBS portfolio is exposed to the risk of changes in prepayment rates of the mortgage loans underlying our RMBS, and our CLO portfolio is exposed to the changes in prepayment rates of the underlying corporate loans. These prepayment rates are affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Mortgage prepayment rates can be highly sensitive to changes in interest rates, but they are also affected by housing turnover, which can be driven by factors other than interest rates, including worker mobility and home price appreciation. Changes in prepayment rates will have varying effects on the different types of securities in our portfolio, and we attempt to take these effects into account in making asset management decisions. Increases in prepayment rates may cause us to experience both realized and unrealized losses on our interest-only securities, or "IOs," and inverse interest only securities, or "IIOs," as these securities are extremely sensitive to prepayment rates. Conversely, decreases in prepayment rates on our securities with below-market interest rates may cause the duration of such securities to extend, which may cause us to experience unrealized losses on such securities. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. For example, mortgage prepayment rates are generally lower in states with substantially higher mortgage recording taxes.
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
We pledge assets, including MBS and CLOs, as collateral to secure most of our financing arrangements. However, should the value of our collateral or the value of our derivative instruments suddenly decrease, or margin requirements increase, we may be required to post additional collateral for certain of these arrangements, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities at their scheduled maturities, which could materially harm our liquidity position and result in substantial losses. In addition, in some cases our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts would require us to post additional collateral and could reduce our ability to leverage our portfolio or may even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Ellington Residential Mortgage REIT
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ellington Residential Mortgage REIT and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of shareholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
Valuation of Certain Level 3 Investments in Securities
As described in Notes 2 and 4 to the consolidated financial statements, the Company held $19.04 million of total level 3 investments in securities, at fair value as of December 31, 2023. The Company has chosen to make a fair value election for its securities portfolio. Management generally uses third-party valuations when available, if third-party valuations are not available, management uses other valuation techniques, such as the discounted cash flow methodology. Management’s estimate of fair value may be based on several assumptions, including but not limited to management’s estimates of yield, projected collateral prepayments, projected collateral losses and projected collateral recoveries, as applicable. Fair value measurements are impacted by the interrelationships of these assumptions.
The principal considerations for our determination that performing procedures relating to the valuation of certain level 3 investments in securities is a critical audit matter are (i) the significant judgment by management in determining the fair value of these investments, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the valuation of these level 3 investments and the interrelated assumptions related to yield, projected collateral prepayments, projected collateral losses, and projected collateral recoveries, as applicable; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, for a sample of investments (i) testing the completeness and accuracy of data provided by management; (ii) comparing management’s estimate of fair value to independent sources, where available; and (iii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of estimates of fair value by applying assumptions related to yield, projected collateral prepayments, projected collateral losses, and projected collateral recoveries as applicable.
/s/PricewaterhouseCoopers LLP
New York, New York
March 12, 2024
We have served as the Company's auditor since 2012.

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022(1)
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$38,533	$34,816
Securities, at fair value(2)	773,548	893,509
Due from brokers	3,245	18,824
Financial derivatives–assets, at fair value	74,279	68,770
Reverse repurchase agreements	—	499
Receivable for securities sold	51,132	33,452
Interest receivable	4,522	3,326
Other assets	431	436
Total Assets	$945,690	$1,053,632
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$729,543	$842,455
Payable for securities purchased	12,139	42,199
Due to brokers	54,476	45,666
Financial derivatives–liabilities, at fair value	7,329	3,119
U.S. Treasury securities sold short, at fair value	—	498
Dividend payable	1,488	1,070
Accrued expenses	1,153	1,097
Management fee payable to affiliate	513	423
Interest payable	2,811	4,696
Total Liabilities	809,452	941,223
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (18,601,464 and 13,377,840 shares issued and outstanding, respectively)	186	134
Additional paid-in-capital	274,698	240,940
Accumulated deficit	(138,646)	(128,665)
Total Shareholders' Equity	136,238	112,409
Total Liabilities and Shareholders' Equity	$945,690	$1,053,632
(1)Conformed to current period presentation.
(2)Includes assets pledged as collateral to counterparties. See Note 6 for additional details on the Company's borrowings and related collateral.
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2023	December 31, 2022
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$42,549	$35,006
Interest expense	(45,256)	(14,820)
Total net interest income (expense)	(2,707)	20,186
EXPENSES
Management fees to affiliate	1,804	1,758
Professional fees	1,132	824
Compensation expense	735	710
Insurance expense	382	401
Other operating expenses	1,482	1,435
Total expenses	5,535	5,128
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	(58,103)	(73,682)
Net realized gains (losses) on financial derivatives	28,562	48,996
Change in net unrealized gains (losses) on securities	61,274	(79,103)
Change in net unrealized gains (losses) on financial derivatives	(18,932)	58,533
Total other income (loss)	12,801	(45,256)
NET INCOME (LOSS)	$4,559	$(30,198)
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.31	$(2.29)
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2021	13,109,926	$131	—	$—	$238,865	$(84,771)	$154,225
Common shares issued(1)	268,780	3			2,025		2,028
Issuance of restricted shares	39,155	—			—		—
Share based compensation					312		312
Repurchase of common shares	(40,021)	—			(262)		(262)
Dividends declared(2)						(13,696)	(13,696)
Net income (loss)						(30,198)	(30,198)
BALANCE, December 31, 2022	13,377,840	$134	—	$—	$240,940	$(128,665)	$112,409
Common shares issued(1)	5,183,037	52			33,503		33,555
Issuance of restricted shares	47,393	—			—		—
Share based compensation					255		255
Forfeiture of common shares to satisfy tax withholding obligations	(6,806)	—			—		—
Dividends declared(2)						(14,540)	(14,540)
Net income (loss)						4,559	4,559
BALANCE, December 31, 2023	18,601,464	$186	—	$—	$274,698	$(138,646)	$136,238
(1)Net of discounts and commissions and offering costs.
(2)For the years ended December 31, 2023 and 2022, dividends totaling $0.96 and $1.04, respectively, per common share outstanding, were declared.
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2023	December 31, 2022
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$4,559	$(30,198)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	58,103	73,682
Change in net unrealized (gains) losses on securities	(61,274)	79,103
Net realized (gains) losses on financial derivatives	(28,562)	(48,996)
Change in net unrealized (gains) losses on financial derivatives	18,932	(58,533)
Amortization of premiums and accretion of discounts, net	913	2,290
Share based compensation	255	312
(Increase) decrease in assets:
Interest receivable	(1,196)	1,178
Other assets	—	(7)
Increase (decrease) in liabilities:
Accrued expenses	43	(67)
Interest payable	(1,885)	3,811
Management fees payable to affiliate	90	(158)
Net cash provided by (used in) operating activities	(10,022)	22,417
Cash flows provided by (used in) investing activities:
Purchases of securities	(1,783,926)	(2,357,903)
Proceeds from sale of securities	1,760,591	2,188,450
Principal repayments of securities	97,975	179,855
Proceeds from investments sold short	531,019	412,697
Repurchase of investments sold short	(531,680)	(523,100)
Proceeds from disposition of financial derivatives	31,441	82,957
Purchase of financial derivatives	(23,533)	(36,018)
Payments made on reverse repurchase agreements	(5,977,852)	(9,169,752)
Proceeds from reverse repurchase agreements	5,978,351	9,286,759
Due from brokers, net	2,009	5,679
Due to brokers, net	1,328	40,923
Net cash provided by (used in) investing activities	85,723	110,547

See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended
	December 31, 2023	December 31, 2022
Cash flows provided by (used in) financing activities:
Net proceeds from the issuance of common shares(1)	$33,805	$2,114
Offering costs paid	(231)	(127)
Repurchase of common shares	—	(262)
Dividends paid	(14,122)	(13,937)
Borrowings under repurchase agreements	7,173,099	6,029,970
Repayments of repurchase agreements	(7,286,011)	(6,252,350)
Due from brokers, net	13,702	63,885
Due to brokers, net	7,774	3,531
Cash provided by (used in) financing activities	(71,984)	(167,176)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,717	(34,212)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,816	69,028
CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,533	$34,816
Supplemental disclosure of cash flow information:
Interest paid	$47,141	$11,009
Dividends payable	1,488	1,070
(1)Net of discount and commissions.
See Notes to Consolidated Financial Statements

ELLINGTON RESIDENTIAL MORTGAGE REIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
Ellington Residential Mortgage Management LLC, or the "Manager," serves as the Manager of the Company pursuant to the terms of the Fifth Amended and Restated Management Agreement, or the "Management Agreement." The Manager is an affiliate of Ellington Management Group, L.L.C., or "EMG," an investment management firm that is an SEC-registered investment adviser with a 29-year history of investing in a broad spectrum of mortgage-backed securities and related derivatives, with an emphasis on the residential mortgage-backed securities, or "RMBS," market. In accordance with the terms of the Management Agreement and the Services Agreement (as described in Note 9), the Manager is responsible for administering the Company's business activities and day-to-day operations, and performs certain services, subject to oversight by the Board of Trustees. See Note 9 for further information on the Management Agreement.
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
The Company's repurchase and reverse repurchase agreements are carried at cost, which approximates fair value. Reverse repurchase agreements and repurchase agreements are classified as Level 2 assets and liabilities based on the adequacy of the collateral and their short term nature.
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
(R) Recent Accounting Pronouncements: In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09") which requires disaggregated information about a reporting entities effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 will be applied on a prospective basis with the option to apply ASU 2023-09 retrospectively. While the Company is still assessing the impact of ASU 2023-09, it is not expected to have a material impact on the Company's consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures ("ASU 2023-07") which requires incremental disclosures related to an entity's reportable segments, including identifying significant segment expense categories and any multiple measures of segment profit or loss used by the CODM. Additionally, ASU 2023-07 provides further guidance on interim reporting, disclosures required by entities with a single reportable segment, and recasting of previously reported segment information. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 will be applied on a retrospective basis unless it is impracticable to do so. While the Company is still assessing the impact of ASU 2023-07, it is not expected to have a material impact on the Company's consolidated financial statements.

3. Investment in Securities
The Company's securities portfolio primarily consists of Agency and non-Agency RMBS and corporate CLOs, and may also include U.S. Treasury securities and preferred equity securities. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or government-sponsored enterprise, or "GSE." The securities in the Company's non-Agency RMBS and CLO portfolios are not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and are therefore subject to greater credit risk.
The following tables present details of the Company's investments in securities as of December 31, 2023 and 2022.
December 31, 2023:

		Unamortized Premium (Discount)		Gross Unrealized			Weighted Average
($ in thousands)	Current Principal		Amortized Cost	Gains	Losses	Fair Value	Coupon(1)(2)	Yield	Life (Years)(3)
RMBS:
Agency:
15-year fixed-rate mortgages	$28,647	$118	$28,765	$32	$(950)	$27,847	3.46%	3.20%	2.90
20-year fixed-rate mortgages	8,524	509	9,033	4	(1,174)	7,863	3.30%	2.21%	5.68
30-year fixed-rate mortgages	697,510	(15,131)	682,379	8,180	(20,265)	670,294	4.26%	4.42%	6.51
Adjustable rate mortgages	7,127	933	8,060	—	(941)	7,119	4.68%	2.74%	4.45
Reverse mortgages	14,406	2,183	16,589	—	(1,715)	14,874	5.92%	2.94%	4.50
Interest only securities(4)	n/a	n/a	6,607	971	(163)	7,415	2.77%	15.64%	6.10
Non-Agency:
Principal and interest securities	9,953	(1,764)	8,189	1,231	(11)	9,409	9.39%	10.72%	5.80
Interest only securities(4)	n/a	n/a	8,700	2,610	—	11,310	0.22%	16.69%	9.03
CLO Notes	16,876	(2,435)	14,441	123	(73)	14,491	12.16%	15.26%	5.66
CLO Equity	n/a	n/a	2,947	51	(72)	2,926	n/a	35.84%	5.87
Total	$783,043	$(15,587)	$785,710	$13,202	$(25,364)	$773,548	4.49%	4.92%	6.32
(1)Weighted average coupon represents the weighted average coupons of the securities, rather than, in the case of collateralized securities, the weighted average coupon rates on the underlying collateral.
(2)Total weighted average coupon excludes interest only RMBS and CLO equity securities.
(3)Expected average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.
(4)Weighted average coupon is based on a notional principal amount of $83.8 million and $1.05 billion, for Agency and non-Agency interest only securities, respectively.

December 31, 2022:

		Unamortized Premium (Discount)		Gross Unrealized			Weighted Average
($ in thousands)	Current Principal		Amortized Cost	Gains	Losses	Fair Value	Coupon(1)(2)	Yield	Life (Years)(3)
Long:
RMBS:
Agency:
15-year fixed-rate mortgages	$47,453	$1,446	$48,899	$—	$(3,575)	$45,324	3.23%	2.31%	3.71
20-year fixed-rate mortgages	10,812	696	11,508	—	(1,817)	9,691	2.84%	1.77%	6.72
30-year fixed-rate mortgages	841,823	7,345	849,168	1,316	(68,730)	781,754	3.65%	3.38%	8.38
Adjustable rate mortgages	8,696	899	9,595	—	(932)	8,663	3.58%	2.37%	4.50
Reverse mortgages	17,506	2,153	19,659	—	(1,807)	17,852	4.06%	2.73%	4.70
Interest only securities(4)	n/a	n/a	9,212	581	(480)	9,313	3.89%	10.56%	6.63
Non-Agency:
Principal and interest securities	16,895	(4,481)	12,414	879	(727)	12,566	5.26%	6.65%	7.18
Interest only securities(4)	n/a	n/a	6,289	1,849	—	8,138	0.24%	17.94%	9.58
Preferred equity securities	n/a	n/a	202	6	—	208	n/a	n/a	n/a
Total Long	943,185	8,058	966,946	4,631	(78,068)	893,509	3.66%	3.49%	7.99
Short:
U.S. Treasury securities	(500)	1	(499)	1	—	(498)	3.88%	3.89%	6.92
Total Short	(500)	1	(499)	1	—	(498)	3.88%	3.89%	6.92
Total	$942,685	$8,059	$966,447	$4,632	$(78,068)	$893,011	3.66%	3.49%	7.99
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
By Estimated Weighted Average Life
As of December 31, 2023:

($ in thousands)	Agency RMBS			Agency IOs
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$85,958	$85,990	5.67%	$1,774	$1,566	2.10%
Greater than three years and less than seven years	297,251	303,424	4.67%	1,796	1,570	3.72%
Greater than seven years and less than eleven years	344,788	355,412	3.58%	3,845	3,471	3.53%
Total	$727,997	$744,826	4.25%	$7,415	$6,607	2.77%
(1)Expected average lives of RMBS are generally shorter than stated contractual maturities.
(2)Weighted average coupon represents the weighted average coupons of the securities rather than the coupon rates on the underlying collateral.

($ in thousands)	Non-Agency RMBS			Non-Agency IOs			CLOs(3)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$1,764	$1,749	7.45%	$—	$—	—%	$—	$—	—%
Greater than three years and less than seven years	5,834	5,271	11.39%	—	—	—%	13,114	13,078	11.99%
Greater than seven years and less than eleven years	1,217	1,169	6.07%	11,310	8,700	0.22%	1,377	1,363	14.06%
Greater than eleven years	594	—	5.79%	—	—	—%	—	—	—%
Total	$9,409	$8,189	9.39%	$11,310	$8,700	0.22%	$14,491	$14,441	12.16%
(1)Expected average lives of RMBS and CLOs are generally shorter than stated contractual maturities.
(2)Weighted average coupon represents the weighted average coupons of the securities rather than the coupon rates on the underlying collateral.
(3)CLOs excludes CLO Equity.
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
(2)Expected average lives of RMBS are generally shorter than stated contractual maturities.
(3)Weighted average coupon represents the weighted average coupons of the securities rather than the coupon rates on the underlying collateral.

The following tables reflect the components of net interest income (expense) by security type for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023			Year Ended December 31, 2022
($ in thousands)	Net Coupon Interest	Net Amortization	Net Interest Income (Expense)	Net Coupon Interest	Net Amortization	Net Interest Income (Expense)
Agency RMBS	$38,029	$(1,843)	$36,186	$35,721	$(3,855)	$31,866
Non-Agency RMBS	2,883	(569)	2,314	1,887	(329)	1,558
CLOs	222	109	331	—	—	—
U.S. Treasury securities	(339)	(29)	(368)	(86)	(114)	(200)
Total	$40,795	$(2,332)	$38,463	$37,522	$(4,298)	$33,224
For the years ended December 31, 2023 and 2022, the Catch-up Amortization Adjustment was $(0.1) million and $3.1 million, respectively.
At December 31, 2023, the Company had gross unrealized losses on securities of $(25.4) million, of which $(0.2) million relates primarily to adverse changes in estimated future cash flows on CLOs and Agency IOs. At December 31, 2022, the Company had gross unrealized losses on securities of $(78.1) million, of which $(0.2) million relates primarily to adverse changes in estimated future cash flows on Agency IOs.
The Company determined for certain securities that a portion of such securities' cost basis is not collectible; for the years ended December 31, 2023 and 2022, the Company recognized realized losses on such securities of $(0.5) million and $(1.6) million, respectively. Such realized losses are reflected in Net realized gains (losses) on securities, on the Consolidated Statement of Operations.

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
December 31, 2023:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Securities:
Agency RMBS:
15-year fixed-rate mortgages	$—	$27,847	$—	$27,847
20-year fixed-rate mortgages	—	7,863	—	7,863
30-year fixed-rate mortgages	—	670,294	—	670,294
Adjustable rate mortgages	—	7,119	—	7,119
Reverse mortgages	—	14,874	—	14,874
Interest only securities	—	4,253	3,162	7,415
Non-Agency RMBS	—	10,443	10,276	20,719
CLOs	—	11,816	5,601	17,417
Total securities, at fair value	—	754,509	19,039	773,548
Financial derivatives–assets, at fair value:
TBAs	—	654	—	654
Interest rate swaps	—	71,341	—	71,341
Futures	2,284	—	—	2,284
Total financial derivatives–assets, at fair value	2,284	71,995	—	74,279
Total securities and financial derivatives–assets, at fair value	$2,284	$826,504	$19,039	$847,827
Liabilities:
Financial derivatives–liabilities, at fair value:
TBAs	$—	$(1,876)	$—	$(1,876)
Interest rate swaps	—	(4,758)	—	(4,758)
Futures	(63)	—	—	(63)
Credit default swaps	—	(632)	—	(632)
Total financial derivatives–liabilities, at fair value	$(63)	$(7,266)	$—	$(7,329)

December 31, 2022(1):

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Securities:
Agency RMBS:
15-year fixed-rate mortgages	$—	$45,324	$—	$45,324
20-year fixed-rate mortgages	—	9,691	—	9,691
30-year fixed-rate mortgages	—	781,754	—	781,754
Adjustable rate mortgages	—	8,663	—	8,663
Reverse mortgages	—	17,852	—	17,852
Interest only securities	—	5,228	4,085	9,313
Non-Agency RMBS	—	8,870	11,834	20,704
Preferred equity securities	208	—	—	208
Total securities, at fair value	208	877,382	15,919	893,509
Financial derivatives–assets, at fair value:
TBAs	—	3,568	—	3,568
Interest rate swaps	—	65,202	—	65,202
Total financial derivatives–assets, at fair value	—	68,770	—	68,770
Total securities and financial derivatives–assets, at fair value	$208	$946,152	$15,919	$962,279
Liabilities:
Securities sold short:
U.S. Treasury securities sold short, at fair value	$—	$(498)	$—	$(498)
Financial derivatives–liabilities, at fair value:
TBAs	—	(664)	—	(664)
Interest rate swaps	—	(2,373)	—	(2,373)
Futures	(82)	—	—	(82)
Total financial derivatives–liabilities, at fair value	(82)	(3,037)	—	(3,119)
Total securities sold short and financial derivatives–liabilities, at fair value	$(82)	$(3,535)	$—	$(3,617)
(1)Conformed to current period presentation.

The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value.
Year Ended December 31, 2023:

(In thousands)	Non-Agency RMBS	Agency RMBS	CLOs
Beginning balance as of December 31, 2022	$11,834	$4,085	$—
Purchases	4,141	—	5,465
Proceeds from sales	(5,058)	(1,484)	—
Principal repayments	(226)	(382)	—
(Amortization)/accretion, net	(379)	(653)	102
Net realized gains (losses)	(228)	(217)	—
Change in net unrealized gains (losses)	799	276	34
Transfers:
Transfers into level 3	—	1,848	—
Transfers out of level 3	(607)	(311)	—
Ending balance as of December 31, 2023	$10,276	$3,162	$5,601
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at December 31, 2023, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2023. For Level 3 financial instruments held by the Company as of December 31, 2023, change in net unrealized gains (losses) of $0.4 million, $0.6 million, and $34 thousand, for the year ended December 31, 2023 relate to non-Agency RMBS, Agency RMBS, and CLOs, respectively.
At December 31, 2023, the Company transferred $0.9 million of assets from Level 3 to Level 2 and $1.8 million of assets from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of December 31, 2022, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2022. For Level 3 financial instruments held by the Company as of December 31, 2022, change in net unrealized gains (losses) of $0.3 million and $1.2 million, for the year ended December 31, 2022 relate to non-Agency RMBS and Agency RMBS, respectively.
At December 31, 2022, the Company transferred $8.0 million of assets from Level 3 to Level 2 and $3.7 million of assets from Level 2 to Level 3. Transfers between these hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2023:
December 31, 2023:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$8,135	Market quotes	Non-Binding Third-Party Valuation	$0.39	$97.91	$20.34
	2,141	Discounted Cash Flows
	$10,276		Yield	5.8%	17.6%	10.1%
			Projected Collateral Prepayments	30.8%	40.1%	38.1%
			Projected Collateral Losses	0.7%	7.8%	5.6%
			Projected Collateral Recoveries	6.3%	13.1%	10.7%
Agency RMBS–Interest Only Securities	$2,169	Market quotes	Non-Binding Third-Party Valuation	$3.41	$16.30	$7.18
	993	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	36	5,076	1,386
	$3,162		Projected Collateral Prepayments	32.6%	67.1%	45.8%
CLOs	$2,427	Market quotes	Non-Binding Third-Party Valuation	$10.75	$99.47	$71.00
	3,174	Discounted Cash Flows
	$5,601		Yield	12.7%	51.1%	22.2%
(1)Averages are weighted based on the fair value of the related instrument.
(2)Shown in basis points.
Third-party non-binding valuations are validated by comparing such valuations to internally generated prices based on the Company's models and, when available, to recent trading activity in the same or similar instruments. For those instruments valued using discounted cash flows, collateral prepayments, losses, recoveries, and scheduled amortization are projected over the remaining life of the collateral and expressed as a percentage of the collateral's current principal balance. For those assets valued using the LIBOR Option Adjusted Spread, or "OAS," valuation methodology, cash flows are projected using management's models over multiple interest rate scenarios, and these projected cash flows are then discounted using the LIBOR rates (which are calculated by using an assumed spread over projected Secured Overnight Financing Rates, or "SOFR" rates) implied by each interest rate scenario. The LIBOR OAS of an asset is then computed as the unique constant yield spread that, when added to all LIBOR rates in each interest rate scenario generated by the model, will equate (a) the expected present value of the projected asset cash flows over all model scenarios to (b) the actual current market price of the asset. LIBOR OAS is therefore model-dependent. Generally speaking, LIBOR OAS measures the additional yield spread over LIBOR that an asset provides at its current market price after taking into account any interest rate options embedded in the asset.
Material changes in any of the inputs above in isolation could result in a significant change to reported fair value measurements. Fair value measurements are impacted by the interrelationships of these inputs. For example, a higher expectation of collateral prepayments will generally result in a lower expectation of collateral losses. Conversely, higher losses will generally result in lower prepayments. Losses and recoveries do not represent a significant input for the Company's Agency RMBS interest only securities, given the guarantee of the issuing GSE.

The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$38,533	$38,533	$34,816	$34,816
Due from brokers	3,245	3,245	18,824	18,824
Reverse repurchase agreements	—	—	499	499
Liabilities:
Repurchase agreements	729,543	729,543	842,455	842,455
Due to brokers	54,476	54,476	45,666	45,666
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
The following table details the fair value of the Company's holdings of financial derivatives as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$654	$—
TBA securities sale contracts	—	3,568
Fixed payer interest rate swaps	67,719	65,202
Fixed receiver interest rate swaps	3,622	—
Futures	2,284	—
Total financial derivatives–assets, at fair value	74,279	68,770
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(13)	(664)
TBA securities sale contracts	(1,863)	—
Fixed payer interest rate swaps	(4,182)	—
Fixed receiver interest rate swaps	(576)	(2,373)
Futures	(63)	(82)
Credit default swaps	(632)	—
Total financial derivatives–liabilities, at fair value	(7,329)	(3,119)
Total, net	$66,950	$65,651

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of December 31, 2023 and 2022.
December 31, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$73,693	$2,161	2.27%	5.38%	0.33
2025	100,268	2,960	2.98	5.39	1.72
2027	40,545	1,164	3.01	5.38	3.71
2028	104,647	5,264	2.74	5.39	4.51
2029	65,987	5,528	2.17	5.38	5.25
2030	97,200	7,141	2.50	5.38	6.42
2031	123,515	16,138	1.81	5.38	7.48
2032	104,377	15,932	1.74	5.38	8.13
2033	76,900	(782)	3.69	5.38	9.25
2037	35,000	2,842	2.85	5.38	13.56
2038	39,500	(2,072)	4.01	5.39	14.66
2040	500	165	0.90	5.33	16.82
2041	10,961	3,395	1.33	5.39	17.60
2049	3,564	1,156	1.63	5.39	25.83
2050	780	394	0.64	5.39	26.54
2052	10,000	2,151	2.28	5.38	28.31
Total	$887,437	$63,537	2.54%	5.38%	6.68
December 31, 2022:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$76,575	$2,483	2.23%	4.37%	1.33
2025	59,505	4,914	0.82	4.65	2.30
2027	40,545	1,313	3.01	4.30	4.71
2028	56,338	6,210	1.64	4.42	5.60
2029	49,735	4,128	2.17	4.30	6.25
2030	97,200	6,816	2.50	4.30	7.42
2031	124,124	15,689	1.94	4.47	8.48
2032	104,377	14,525	1.74	4.30	9.13
2037	35,000	2,577	2.85	4.30	14.56
2040	500	171	0.90	4.33	17.82
2041	11,227	3,246	1.59	4.46	18.60
2049	3,633	1,058	1.89	4.32	26.83
2050	792	371	0.90	3.91	27.54
2052	10,000	1,701	2.28	4.30	29.31
Total	$669,551	$65,202	2.03%	4.38%	7.35

The following tables provide information about the Company's fixed receiver interest rate swaps as of December 31, 2023 and 2022.
December 31, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2026	$61	$—	5.38%	4.06%	2.45
2028	10,070	(19)	5.39	3.50	5.00
2029	20,000	19	5.38	3.55	5.01
2030	13,000	(330)	5.38	3.31	6.26
2031	25,700	31	5.38	3.49	7.01
2033	95,829	3,572	5.39	3.96	9.62
2034	23,000	(54)	5.38	3.44	10.01
2040	500	(173)	5.38	0.84	16.82
Total	$188,160	$3,046	5.38%	3.71%	8.36
December 31, 2022:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2032	$37,009	$(2,198)	4.30%	2.79%	9.56
2040	500	(175)	4.30	0.84	17.82
Total	$37,509	$(2,373)	4.30%	2.77%	9.67
Futures
The following tables provide information about the Company's futures as of December 31, 2023 and 2022.
December 31, 2023:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Assets:
Long Contracts:
U.S. Treasury Futures	$84,600	$2,284	2.69
Liabilities:
Short Contracts:
U.S. Treasury Futures	(5,400)	(63)	2.93
Total, net	$79,200	$2,221	2.70
December 31, 2022:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Liabilities:
Long Contracts:
U.S. Treasury Futures	$64,300	$(79)	2.80
Short Contracts:
U.S. Treasury Futures	(5,400)	(3)	3.00
Total, net	$58,900	$(82)	2.81

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
As of December 31, 2023 and 2022, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	December 31, 2023				December 31, 2022
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount (1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$79,722	$78,709	$79,363	$654	$—	$—	$—	$—
Liabilities	27,700	28,398	28,385	(13)	81,759	81,498	80,834	(664)
	107,422	107,107	107,748	641	81,759	81,498	80,834	(664)
Sale contracts:
Assets	—	—	—	—	(258,253)	(234,384)	(230,816)	3,568
Liabilities	(78,285)	(69,206)	(71,069)	(1,863)	—	—	—	—
	(78,285)	(69,206)	(71,069)	(1,863)	(258,253)	(234,384)	(230,816)	3,568
Total TBA securities, net	$29,137	$37,901	$36,679	$(1,222)	$(176,494)	$(152,886)	$(149,982)	$2,904
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
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the years ended December 31, 2023 and 2022:

Derivative Type	Year Ended December 31, 2023	Year Ended December 31, 2022
	(In thousands)
Interest rate swaps	$861,689	$653,115
TBAs	289,786	343,695
Futures	67,592	110,415
Credit default swaps	14,989	—

Gains and losses on the Company's financial derivatives for the years ended December 31, 2023 and 2022 are summarized in the tables below:

	Year Ended December 31, 2023
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$7,388	$12,176	$19,564	$13,690	$(30,612)	$(16,922)
TBAs		12,385	12,385		(4,126)	(4,126)
Futures		(3,149)	(3,149)		2,303	2,303
Credit Default Swaps		(238)	(238)		(187)	(187)
Total	$7,388	$21,174	$28,562	$13,690	$(32,622)	$(18,932)

	Year Ended December 31, 2022
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$626	$7,369	$7,995	$1,282	$55,119	$56,401
TBAs		19,893	19,893		2,345	2,345
Futures		21,108	21,108		(213)	(213)
Total	$626	$48,370	$48,996	$1,282	$57,251	$58,533
At December 31, 2023, the Company purchased protection on credit default swaps on corporate bond indices with a notional value of $25.9 million and a fair value of $(0.6) million; the weighted average remaining maturity on such contracts was 5.0 years.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of December 31, 2023 and 2022, the Company had outstanding borrowings under repurchase agreements with 19 and 16 counterparties, respectively.
The following table details the Company's outstanding borrowings under repurchase agreements as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 days or less	$676,074	5.54%	17	$559,178	4.00%	14
31-60 days	1,256	6.23	44	207,066	2.68	43
61-90 days	2,933	6.23	67	61,492	4.00	73
Total Agency RMBS	680,263	5.55	17	827,736	3.67	26
Non-Agency RMBS and CLOs:
30 days or less	6,782	6.89	15	4,748	5.33	4
31-60 days	4,875	6.80	46	3,503	5.88	48
61-90 days	6,801	6.58	67	6,468	5.73	66
Total Non-Agency RMBS and CLOs	18,458	6.75	42	14,719	5.64	42
U.S. Treasury Securities
30 days or less	30,822	5.53	2	—	—	—
Total U.S. Treasury Securities	30,822	5.53	2	—	—	—
Total	$729,543	5.58%	17	$842,455	3.70%	26
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of December 31, 2023 and 2022, the fair value of securities transferred as collateral under outstanding borrowings under repurchase agreements was $791.5 million and $882.0 million, respectively. Collateral transferred under outstanding borrowings under repurchase agreements as of December 31, 2023 and 2022, includes RMBS in the amount of $51.0 million and $33.0 million, respectively, that were sold prior to period end but for which such sale had not yet settled. In addition as of December 31, 2023 and 2022, the Company posted to/(received from) repurchase agreement counterparties net cash collateral of $(11.2) million and $10.3 million, respectively, as a result of margin calls with various repurchase agreement counterparties. Additionally, as of December 31, 2023, repurchase agreement counterparties posted RMBS of $0.8 million to the Company as a result of margin calls.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. There was no counterparty for which the amount at risk was greater than 10% of shareholders' equity as of either December 31, 2023 or 2022.

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
The following tables present information about certain assets and liabilities representing financial instruments as of December 31, 2023 and 2022. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
December 31, 2023:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$74,279	$(6,851)	$—	$(42,344)	$25,084
Liabilities:
Financial derivatives–liabilities	(7,329)	6,851	—	374	(104)
Repurchase agreements	(729,543)	—	740,748	(11,205)	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase and reverse repurchase agreements and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. As of December 31, 2023, the fair value of financial instruments transferred or pledged as collateral on the Company's repurchase agreements, net of the fair value of any financial instruments received by the Company as the result of margin calls, were $790.6 million. As of December 31, 2023, total cash collateral (received) pledged on financial derivative assets and financial derivative liabilities excludes $1.4 million and $0.1 million, respectively, of net excess cash collateral.
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

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of December 31, 2023 and 2022, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS years ended December 31, 2023 and 2022:

	Year Ended
(In thousands except for share amounts)	December 31, 2023	December 31, 2022
Numerator:
Net income (loss)	$4,559	$(30,198)
Denominator:
Basic and diluted weighted average shares outstanding	14,875,314	13,163,106
Basic and diluted earnings per share	$0.31	$(2.29)
9. Related Party Transactions
Management Agreement
The Company is party to the Management Agreement, which has a current term that expires on September 24, 2024, and has been, and is expected to be, renewed automatically each year thereafter for an additional one-year period, subject to certain termination rights. The Company is externally managed and advised by the Manager. Pursuant to the terms of the Management Agreement, the Manager provides the Company with its management team, including its officers, and appropriate support personnel. The Company does not have any employees. The Manager is responsible for the day-to-day operations of the Company.
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For each of the years ended December 31, 2023 and 2022, the total management fee incurred was $1.8 million.
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
During the years ended December 31, 2023 and 2022, the Company reimbursed the Manager $2.7 million and $2.3 million, respectively, for previously incurred operating and compensation expenses. As of both December 31, 2023 and 2022, the outstanding payable to the Manager for operating and compensation expenses was $0.4 million and is included in Accrued expenses on the Consolidated Balance Sheet.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of December 31, 2023 and 2022, there were 18,601,464 and 13,377,840 common shares outstanding, respectively. No preferred shares have been issued.
Detailed below is a roll forward of the Company's common shares outstanding for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31, 2023	December 31, 2022
Common Shares Outstanding ( 12/31/2022 and 12/31/2021, respectively)	13,377,840	13,109,926
Share Activity:
Common shares repurchased	—	(40,021)
Common shares issued	5,183,037	268,780
Restricted common shares issued	47,393	39,155
Forfeiture of common shares to satisfy tax withholding obligations	(6,806)	—
Common Shares Outstanding (12/31/2023 and 12/31/2022, respectively)	18,601,464	13,377,840
Unvested restricted shares outstanding (12/31/2023 and 12/31/2022, respectively)	53,448	44,804
The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at December 31, 2023:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	32,920	September 13, 2023	September 12, 2024
Partially dedicated employees:
	6,055	December 15, 2022	December 15, 2024
	7,237	December 14, 2023	December 14, 2024
	7,236	December 14, 2023	December 14, 2025
(1)Date at which such restricted shares will vest and become non-forfeitable.
On May 16, 2023, the Company's 2023 Equity Incentive Plan became effective and replaced the Company's 2013 Equity Incentive Plan. Awards previously granted under the 2013 Equity Incentive Plan remain outstanding and valid in accordance with their terms, but no new awards will be granted under the 2013 Equity Incentive Plan. As of December 31, 2023, there were 1,137,788 shares available for future issuance under the Company's 2023 Equity Incentive Plan.
On June 13, 2018, the Company's Board of Trustees approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through

Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. During the year ended December 31, 2022, the Company repurchased 40,021 of its common shares at an aggregate cost of $0.3 million, and an average price per share of $6.56. From inception of the current share repurchase program adopted on June 13, 2018 through December 31, 2023, the Company repurchased 474,192 of its common shares at an aggregate cost of $4.4 million, and an average price per share of $9.21. The Company did not repurchase any shares during the year ended December 31, 2023.
On April 2, 2021, the Company implemented an "at-the-market" offering program, or the "2021 ATM program," by entering into equity distribution agreements with third party sales agents under which it was authorized to offer and sell up to $75.0 million of common shares from time to time. The 2021 ATM program was terminated in connection with the establishment of the 2023 ATM program, hereinafter defined. On November 14, 2023, the Company implemented an "at the market" offering program, or the "2023 ATM program," by entering into equity distribution agreements with third party sales agents under which it was authorized to offer and sell up to $100.0 million of common shares from time to time. In the aggregate, under the 2021 ATM program and 2023 ATM program, during the year ended December 31, 2023, the Company issued 5,183,037 common shares, which provided $33.6 million of net proceeds after $0.7 million of commissions and offering costs. As of December 31, 2023, the Company's remaining authorization under the 2023 ATM program was $85.9 million.
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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of December 31, 2023 and 2022 and management is not aware of any significant contingencies at December 31, 2023.
12. Subsequent Events
On January 8, 2024, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on February 26, 2024 to shareholders of record as of January 31, 2024.
On February 7, 2024, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on March 25, 2024 to shareholders of record as of February 29, 2024.
On March 7, 2024, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on April 25, 2024 to shareholders of record as of March 29, 2024.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2024 annual shareholders' meeting.
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
We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of our Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on our website at www.earnreit.com under the, "For Investors—Corporate Governance" section of the website.
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2024 annual shareholders' meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2024 annual shareholders' meeting.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2024 annual shareholders' meeting.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2024 annual shareholders' meeting.

Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:
1.Financial Statements.
See Index to consolidated financial statements, included in Part II, Item 8, of this Annual Report on Form 10-K.
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

10.2+	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

10.3+	2023 Equity Incentive Plan (incorporated by reference to Appendix A of the Company's definitive proxy statement filed on April 6, 2023).

10.4+	Form of Share Award Agreement (for trustees) (incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K, filed on September 25, 2013).

10.5+	Form of Share Award Agreement (for trustees) (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2014).

10.6+	Form of Share Award Agreement (for Ellington employees) (incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed on December 18, 2015).

10.7+	Form of Share Award Agreement (for Ellington employees) (incorporated by reference to Exhibit 10.6 of the Company's annual report on Form 10-K for the year ended December 31, 2016).

10.8+	Form of Share Award Agreement (for Ellington employees) (incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2019).

10.9+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 the registration statement on Form S-11 (No. 333-187662), filed on April 29, 2013).

10.10+
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

Exhibit	Description
(Continued)
21.1	List of Subsidiaries

23.1	Consent of the Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

97.1+	Policy Relating to Recovery of Erroneously Awarded Compensation

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	March 12, 2024	By:	/s/ LAURENCE PENN
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

Signature	Title	Date

/s/ LAURENCE PENN	Chief Executive Officer, President and Trustee (Principal Executive Officer)	March 12, 2024
LAURENCE PENN

/s/ CHRISTOPHER SMERNOFF	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2024
CHRISTOPHER SMERNOFF

/s/ MICHAEL W. VRANOS	Trustee	March 12, 2024
MICHAEL W. VRANOS

/s/ ROBERT B. ALLARDICE, III	Chairman of the Board	March 12, 2024
ROBERT B. ALLARDICE, III

/s/ RONALD I. SIMON PH.D	Trustee	March 12, 2024
RONALD I. SIMON PH.D

/s/ MARY MCBRIDE	Trustee	March 12, 2024
MARY MCBRIDE

/s/ DAVID MILLER	Trustee	March 12, 2024
DAVID MILLER