Form 10-K/A
period 2023-12-31
Ellington Residential Mortgage REIT
filed 2024-04-12
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
Number of the Registrant's common shares outstanding as of April 5, 2024: 19,819,610
Documents incorporated by reference: None

ELLINGTON RESIDENTIAL MORTGAGE REIT

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the "Amendment") amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the "SEC") on March 12, 2024 (the "Original Filing"). We are filing this Amendment pursuant to General Instruction G(3) of Form 10-K to include information required by Part III of Form 10-K that we did not include in the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of shareholders within 120 days after the end of our fiscal year ended December 31, 2023.
This Amendment also amends Part IV, Item 15 to include the currently dated certifications from the Company's principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Except as described above and as described in our Current Report on Form 8-K filed with the SEC on April 1, 2024 (the "April 8-K"), no other changes have been made to the Original Filing. The Original Filing continues to speak as of its filing date and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing date of the Original Filing. Terms used but not defined herein are as defined in the Original Filing.
Unless otherwise indicated or unless the context requires otherwise, all references in this Amendment to the "Company," "we," "us," or "our" refer to Ellington Residential Mortgage REIT and its consolidated subsidiaries, including Ellington Residential Mortgage LP, our operating partnership subsidiary, which we refer to as our "Operating Partnership." Our "Manager" refers to Ellington Residential Mortgage Management LLC, our external manager, and "EMG" refers to Ellington Management Group, L.L.C. and its affiliated investment advisory firms, including our Manager. In certain instances, references to our Manager and services to be provided to us by our Manager may also include services provided by EMG and its other affiliates from time to time.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Trustees
Our business is managed through the oversight and direction of our Board of Trustees (the "Board"), which has established investment guidelines for our Manager to follow in its day-to-day management of our business. Our Manager is an affiliate of EMG, a private investment management firm and registered investment advisor that specializes in fixed income strategies, and is responsible for administering our business activities and day-to-day operations. Our Board is currently comprised of six trustees. The trustees are informed about our business at meetings of our Board and its committees and through supplemental reports and communications. Our independent trustees meet regularly in executive sessions without the presence of our corporate officers.
Our Board has established three standing committees that are comprised solely of independent trustees, the principal functions of which are briefly described below. Matters put to a vote at any one of our three committees must be approved by a majority of the trustees on the committee who are present at a meeting at which there is a quorum or by unanimous written consent of the trustees on that committee.
The following sets forth the names, ages, and biographical information for each member of the Board.

Name and Position With Our Company	Age	Background Summary
Robert B. Allardice, III Chairman of the Board	77
Mr. Allardice has served as a member of our Board since May 2013 and was appointed as Chairman of the Board in January 2021 and is Chairman of the Audit Committee. Mr. Allardice also served as a director, member of the audit committee, and chairman of the finance, investment and risk management committee of The Hartford Financial Services Group, Inc. (NYSE: HIG), from September 2008 through June 2023. Mr. Allardice served as a director of GasLog Partners LP (NYSE: GLOP) from October 2014 to January 2021. Mr. Allardice retired in 1999 from his position as regional chief executive officer of Deutsche Bank Americas Holding Corporation, North and South America, or "DBAHC." Prior to joining Deutsche Bank, Mr. Allardice was a consultant to Smith Barney. Prior to consulting to Smith Barney, Mr. Allardice spent nearly 20 years in positions of increasing responsibility at Morgan Stanley & Co., Inc. He founded the company's Merger Arbitrage Department and later became Chief Operating Officer of the Equity Department. Mr. Allardice has served as a board member of Bankers Trust Company, Carlyle Capital Corporation Ltd., DBAHC and Worldwide Excellerated Leasing Limited. Mr. Allardice earned a B.A., cum laude, from Yale University and an MBA from Harvard University, where he graduated as a George F. Baker Scholar.
Our Board believes that Mr. Allardice's more than 35 years of experience in the financial services industry, especially his experience as a senior executive officer engaged in strategic planning, risk management, talent development, financial management and financial reporting, and his service on the audit committee of an NYSE-listed company gives him the qualifications and skills to serve as a trustee of our Company.

Michael W. Vranos Co-Chief Investment Officer & Trustee	62
Mr. Vranos has been our Co-Chief Investment Officer since October 2012 and a member of our Board since our inception in 2012. Mr. Vranos is also the Chief Executive Officer and President of our Manager. Mr. Vranos also serves as Co-Chief Investment Officer of Ellington Financial Inc. (NYSE: EFC) ("EFC") and was a director of EFC from its inception in 2007 until August 2018. Mr. Vranos is also the founder and Chief Executive Officer of EMG, which he founded in December of 1994 to capitalize on distressed conditions in the mortgage-backed securities, or "MBS," derivatives market. Until December 1994, he was the Senior Managing Director of Kidder Peabody, in charge of residential mortgage-backed securities, or "RMBS," trading. Mr. Vranos graduated magna cum laude, Phi Beta Kappa with a B.A. in Mathematics from Harvard University.
Our Board believes that Mr. Vranos' operational experience as Co-Chief Investment Officer of our Company, trading and market expertise and, in particular, his extensive experience in the asset-backed securities business, give him the qualifications and skills to serve as a trustee of our Company.

Name and Position With Our Company	Age	Background Summary
Laurence E. Penn Chief Executive Officer, President & Trustee	62
Mr. Penn has been our Chief Executive Officer and President since October 2012 and has served as a member of our Board since our inception in 2012. Mr. Penn is also a Vice Chairman of EMG, where he helps oversee many functions of the firm. Mr. Penn is also the Executive Vice President of our Manager and serves on EMG's Investment and Risk Management Committee. Mr. Penn also serves as Chief Executive Officer, President, and a member of the Board of Directors of EFC. Mr. Penn has also served as a Trustee of Ellington Income Opportunities Fund, a closed-end management investment company, since October 2018. In EMG's earlier years, Mr. Penn was the senior portfolio manager primarily responsible for investments in Agency RMBS. Prior to joining EMG in 1995 shortly after its inception, Mr. Penn was at Lehman Brothers, where he was a Managing Director and co-head of CMO origination and trading, and where he specialized in the trading of CMO derivatives. Prior to trading CMOs and CMO derivatives, Mr. Penn was in charge of Lehman Brothers' structured transaction modeling group from 1987 to 1990, where he was responsible for the structuring, modeling and computer system design for MBS and ABS, and where he was the co-creator (with Jonathan Amsterdam) of "BondTalk," the first high-level programming language specifically designed to model CMOs. Mr. Penn began his career at Lehman Brothers in 1984, after receiving a Master of Advanced Study in Mathematics from Cambridge University, where he studied as both a National Science Foundation Fellow and Winston Churchill Scholar. Mr. Penn graduated summa cum laude, Phi Beta Kappa with a B.A. in Mathematics from Harvard University. Mr. Penn was one of five winners nationwide in the 1980 Putnam collegiate mathematics problem-solving competition, and represented the United States in the 21st International Mathematics Olympiad held in London, England.
Our Board believes that Mr. Penn's operational experience as President and Chief Executive Officer of our Company, risk management and trading expertise and, in particular, his extensive experience in the mortgage securities business, give him the qualifications and skills to serve as a trustee of our Company.

Ronald I. Simon, Ph.D.Trustee	85
Dr. Simon is a private investor and financial consultant to businesses. Dr. Simon has served as a member of our Board since May 2013, and is Chairman of the Nominating and Corporate Governance Committee. Dr. Simon has also served as a member of the Board of Directors of EFC since 2007 and was appointed as Chairman of the Board of Directors and Chairman of the Audit Committee of EFC in January 2021. From March 2003 through February 2006, when it was acquired by Wachovia Corp., Dr. Simon was a director of WFS Financial, Inc., a publicly-traded financial services company specializing in automobile finance. From 1995 through 2002, Dr. Simon was a director of SoftNet Systems, Inc. ("SoftNet"), during 2001, he served as Acting Chairman, Chief Executive Officer, and Chief Financial Officer for SoftNet, Inc. From 2002 through August 2016 he was a director of its successor company, American Independence Corp. ("AIC"), a holding company engaged principally in the health insurance and reinsurance business. AIC was acquired by Independence Holdings Company ("IHC"), a holding company principally engaged in the disability, health insurance and pet insurance business, in August 2016, and he served as a director of IHC from August 2016 to February 2022, and as a member of the Audit Committee from November 2017 to February 2022. Dr. Simon earned a B.A. from Harvard University, an M.A. from Columbia University, and a Ph.D. from Columbia University Graduate School of Business.
Our Board believes that Dr. Simon's expertise in finance and his extensive service in senior officer positions and directorships of public companies in a variety of industries give him the qualifications and skills to serve as a trustee of our Company.

Name and Position With Our Company	Age	Background Summary
David J. Miller Trustee	64
Mr. Miller is currently a private investor and has served as a member of our Board since May 2013. He also serves on several private company boards, including Everstory Inc., J.G. Wentworth, and Prima Insurance. Mr. Miller also previously served as a member of the boards of several other companies, including Figure Acquisition Corp., where he served as the Chair of the Audit Committee from February 2021 until December 2022, StoneMor Inc. (where, from July 2019 to November 2022 when it was a public company, he served as the Chairman of the Compensation, Nominations & Governance Committee and as a member of the Audit Committee), and Lombard International Assurance, where he served on the board from July 2015 until his resignation in December 2023. Mr. Miller previously served as the Chief Executive Officer of JGWPT Holdings, LLC, or its predecessor J.G. Wentworth, LLC from January 2009 until July 2014. Prior to joining J.G. Wentworth, LLC, in January 2009, Mr. Miller held various positions including: Executive Vice-President responsible for Ace Group's International Accident and Health Insurance Business, President and Chief Executive Officer of Kemper Auto and Home Insurance, and Chief Operating Officer of Providian Direct Insurance. Mr. Miller began his insurance career with Progressive Insurance where he held various positions over his seven-year tenure. Mr. Miller has a BSEE in electrical engineering from Duke University and an MBA in Finance from The Wharton School of the University of Pennsylvania. In November 2021, Mr. Miller was elected to serve a four-year term on the board of supervisors of Tredyffrin Township. He was previously a member of the New York Stock Exchange.
Our Board believes that Mr. Miller's financial and management expertise and his valuable experience gained from his tenure as an executive and as a director of other companies in the financial services industry gives him the qualifications and skills to serve as a trustee of our Company.

Mary McBride Trustee	68
Ms. McBride has served as a member of our Board since March 2021. Ms. McBride was President of CoBank, ACB ("CoBank"), a cooperative bank and member of the Farm Credit System serving vital industries across rural America, from 2013 to 2016. Ms. McBride joined CoBank in 1993 and served as Vice President, Loan Policy & Syndications; Senior Vice President and Manager, Corporate Finance Division; Senior Vice President and Manager, Operations Division; Executive Vice President, Communications and Energy Banking Group; and Chief Operating Officer before being appointed Chief Banking Officer in 2010. Ms. McBride served as a Director of CatchMark Timber Trust, Inc., a real estate company that invests in timberlands, from February 2018 until September 2022, and has served as a Director of Intrepid Potash Inc., a diversified minerals company, since May 2020. Before joining CoBank, Ms. McBride was Senior Vice President and Manager, Commercial Lending at First Interstate Bank of Denver, N.A., and prior to that served as Assistant Vice President, Energy & Utilities at First National Bank of Boston. Ms. McBride served on the Biomass Technical Advisory and Research Committee of the U.S. Departments of Energy and Agriculture from 2006 to 2012. She also previously served as Chair of Mile High United Way. Ms. McBride received a Bachelor of Arts in Political Science from Wellesley College, a Master of Science in European Studies from the London School of Economics and a Master of Science in Applied Economics and International Management and Finance from the Sloan School of Management at the Massachusetts Institute of Technology.
Our Board believes that Ms. McBride's experience as president of CoBank, together with her experience serving as a board member for two other publicly traded companies, give her the qualifications and skills to serve as a trustee of our Company.

Board Refreshment
Our Board currently consists of six trustees who are elected annually.
Information Regarding Our Board and Its Committees
Trustees are expected to attend all of our regular and special meetings of the Board and all meetings of the committees on which they serve. In 2023, there were fourteen meetings of the Board, and each of the current trustees attended at least 75% of the meetings of both the Board and committees on which he or she served.
We have a policy that trustees attend our annual meetings of shareholders. Mr. Miller, Mr. Allardice, Dr. Simon, Mr. Vranos, Mr. Penn, and Ms. McBride attended the 2023 Annual Meeting of Shareholders.

Our Board has established three standing committees of the Board: Audit, Compensation, and Nominating and Corporate Governance. The charter for each committee, more fully describing the responsibilities of each committee, can be found on our website at www.earnreit.com under the "For Investors—Corporate Governance" section. Pursuant to their charters, each of these committees is comprised solely of independent trustees. The table below indicates our current committee membership and the number of times each committee met in 2023.

Trustee Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Robert B. Allardice, III	Chair	Member	Member
David J. Miller	Member	Chair	Member
Mary McBride	Member	Member	Member
Ronald I. Simon, Ph.D.	Member	Member	Chair
Number of Meetings in 2023	6	7	5
Our committees make recommendations to the Board as appropriate and regularly report on their activities to the entire Board.
Audit Committee
Pursuant to its charter, our Audit Committee assists the Board in overseeing (1) the integrity of our financial statements; (2) our compliance with legal and regulatory requirements; (3) the qualifications and independence of our independent auditors; and (4) the performance of our independent auditors and internal audit function.
Each member of the Audit Committee meets the independence requirements of the New York Stock Exchange (the "NYSE") and the Securities and Exchange Commission ("SEC") rules and regulations, and each is financially literate. Our Board has determined that each of Mr. Allardice, the chairman of our Audit Committee, Ms. McBride, Mr. Miller and Dr. Simon is an "audit committee financial expert" as that term is defined by the SEC and that each satisfies the financial expertise requirements of the NYSE.
Compensation Committee
Pursuant to its charter, the Compensation Committee's principal functions are to assist the Board in discharging its responsibilities relating to (1) compensation of our trustees and officers; (2) review, approval, and administration of compensation plans and programs and other benefit plans for our trustees, officers, employees, and consultants and other third parties who perform services for us; and (3) compensation of our Manager. The Compensation Committee may form and delegate authority to subcommittees comprised entirely of independent trustees or its chair when appropriate.
Our Board has determined that each member of the Compensation Committee meets the independence requirements of the NYSE that apply to compensation committee members.
Nominating and Corporate Governance Committee
Pursuant to its charter, the Nominating and Corporate Governance Committee is responsible for identifying, recruiting, considering and recommending to our Board qualified candidates for election as trustees and recommending a slate of nominees for election as trustees at our annual meetings of shareholders. It also reviews the background and qualifications of individuals being considered as trustee candidates pursuant to attributes and criteria established by the committee and the Board from time to time. It reviews and makes recommendations on matters involving general operation of our Board and our corporate governance, and annually recommends to our Board nominees for each committee of the Board. In addition, the committee annually facilitates the assessment of our Board's performance as a whole and of the individual trustees and reports thereon to the Board. The committee is responsible for reviewing and approving in advance any related party transactions, other than related party transactions which have been pre-approved pursuant to pre-approval guidelines to address specific categories of transactions, which the committee reviews, evaluates and updates, as appropriate, from time to time.
In selecting candidates to recommend to our Board as trustee nominees, the Nominating and Corporate Governance Committee looks at a number of attributes and criteria, including experience, skills, expertise, diversity of experience, personal and professional integrity, character, business judgment, time availability in light of other commitments, dedication, conflicts of interest and such other relevant factors that the Nominating and Corporate Governance Committee considers appropriate in the context of the needs of the Board. The Nominating and Corporate Governance Committee views diversity as a positive factor in considering trustee candidates, but it does not have a formal policy about diversity of board members, and neither includes nor excludes any candidate from consideration solely based on the candidate’s diversity traits. In assessing the needs of the Board, the Nominating and Corporate Governance Committee and our Board review and consider from time to time the requisite skills and characteristics of individual trustees as well as the composition of the Board as a whole.

The Nominating and Corporate Governance Committee will consider candidates recommended by shareholders for service on our Board and such proposed nominees will be considered and evaluated under the same criteria as described above. Any recommendation submitted to the Company should be in writing and should include any supporting material the shareholder considers appropriate in support of that recommendation, but must include all information relating to such proposed nominee that would be required to be disclosed in connection with the solicitation of proxies for the election of the proposed nominee as a trustee in an election contest (even if an election contest is not involved), or would otherwise be required in connection with such solicitation, in each case pursuant to Regulation 14A (or any successor provision), a written statement certifying, among other things, that the proposed nominee, will serve as a trustee if elected and must otherwise comply with the requirements under our bylaws for shareholders to propose nominees. Shareholders wishing to propose a candidate for consideration may do so by submitting the above information addressed to Attention: Secretary, Ellington Residential Mortgage REIT, 53 Forest Avenue, Old Greenwich, Connecticut 06870. All recommendations for trustee nominations received by the Secretary that satisfy our bylaws requirements relating to such trustee nominations will be presented to the Nominating and Corporate Governance Committee for its consideration. Shareholders also must satisfy the notification, timeliness, consent, and information requirements set forth in our bylaws.
Board Leadership Structure
While the roles are currently separated, our Board has not established a fixed policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board. Instead, the Board believes this determination is part of the succession planning process and should be considered upon the appointment or re-appointment of a Chief Executive Officer. The Board believes that the current separation of the role of Chief Executive Officer and Chairman of the Board is appropriate because it allows our Chief Executive Officer to focus on running our business, while allowing the Chairman of the Board to lead the Board in its fundamental role of providing advice to and independent oversight of management.
Board Oversight of Risk
Our Board believes an effective risk management system will (1) timely identify the material risks that we face; (2) communicate necessary information with respect to material risks to our principal executive officer or principal financial officer and officers of our Manager and, as appropriate, to our Board or relevant committee thereof; (3) implement appropriate and responsive risk management strategies consistent with our risk profile; and (4) integrate risk management into management and our Board's decision-making.
EMG has an Investment and Risk Management Committee that advises and consults with our senior management team with respect to, among other things, our investment policies, portfolio holdings, financing and hedging strategies, and investment guidelines. The members of the Investment and Risk Management Committee include two of our trustees, Mr. Vranos and Mr. Penn, as well as one of our officers, Mark Tecotzky. The Audit Committee has been designated by our Board to take the lead in overseeing risk management. As part of its oversight function, the Audit Committee receives briefings provided by members of the Investment and Risk Management Committee, officers of our Manager and various advisors to our Company regarding the adequacy of our risk management processes. The Audit Committee also regularly receives briefings from our internal auditor.
In addition, the Audit Committee receives regular reports from management on cybersecurity and related risks. Our Board's oversight of cybersecurity risk management is supported by the Audit Committee, which regularly interacts with our management team and other professionals who are responsible for assessing and managing material risks from cybersecurity threats at our Company. We also regularly engage third parties to perform assessments of our cybersecurity posture, including penetration testing, user access control reviews and independent reviews of our information security control environment, and operating effectiveness. The results of such assessments, tests and reviews are reported to the Audit Committee and our Board, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, tests and reviews, including the implementation of new software and technologies.
Our Board also encourages our officers and the officers of our Manager to promote a corporate culture that incorporates risk management into our corporate strategy and day-to-day business operations and continually works with our officers, the officers of our Manager and our advisors to assess and analyze the most likely areas of future risk for our Company. In addition, our Compensation Committee has reviewed its compensation policies and practices with respect to certain employees of the Manager who are dedicated or partially dedicated to providing services to the Company taking into consideration risk management practices and risk-taking incentives. Following such review, we determined that our compensation policies and practices for such employees do not create risks that are reasonably likely to have a material adverse effect on us.

Code of Business Conduct and Ethics
Our Board has established a Code of Business Conduct and Ethics that applies to our officers and trustees and to our Manager's and certain of its affiliates' officers, trustees and employees when such individuals are acting for or on our behalf. Among other matters, our Code of Business Conduct and Ethics is designed to deter wrongdoing and to promote:
•honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•compliance with applicable governmental laws, rules, and regulations;
•prompt internal reporting of violations of the code to appropriate persons identified in the Code of Business Conduct and Ethics; and
•accountability for adherence to the Code of Business Conduct and Ethics.
EMG also has its own Code of Ethics with which employees of EMG and our Manager, including officers of our Company, must also comply. Our Code of Business Conduct and Ethics is intended to complement EMG's Code of Ethics. To the extent there is any conflict between our Code of Business Conduct and Ethics and EMG's Code of Ethics with respect to the officers of our Company and the officers, employees, and other personnel of EMG and our Manager who perform services for or on our behalf, the provisions of our Code of Business Conduct and Ethics will control, except to the extent that the provisions of EMG's Code of Ethics are more restrictive, in which case the provisions of EMG's Code of Ethics will control. Any waiver of our Code of Business Conduct and Ethics of our executive officers or trustees may be made only by our Board or one of its committees.
We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of our Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on our website at www.earnreit.com under the "For Investors—Corporate Governance" section of the website.
Clawback Policy
Our Board adopted the Ellington Residential Mortgage REIT Clawback Policy (the “Clawback Policy”) effective as of November 2, 2023, which supersedes and replaces all prior and contemporaneous policies of the Company regarding incentive compensation recoupment. In the event that the Company is required to prepare a financial restatement, the Compensation Committee shall, to the extent practicable, recoup all incentive-based compensation calculated on a pre-tax basis received after October 2, 2023, by a person (i) after beginning service as an executive officer; (ii) who served as an executive officer at any time during the performance period for that incentive-based compensation; (iii) while the Company had a class of securities listed on a national securities exchange or national securities association; and (iv) during the applicable period, that exceeded the amount of incentive-based compensation that otherwise would have been received had the amount been determined based on the Financial Reporting Measures (as defined in the Clawback Policy), as reflected in the restatement.
Communications with Our Board
Our Board has established a process for shareholders and other interested parties to communicate with the members of our Board, any trustee (including the Chairman of the Board), non-management members of the Board as a group or any committee. To do so, a shareholder or other interested party may send a letter addressed to Attention: Secretary, Ellington Residential Mortgage REIT, 53 Forest Avenue, Old Greenwich, Connecticut 06870. The Secretary will forward all such communications to our trustees.
Availability of Our Corporate Governance Materials
Shareholders may view our corporate governance materials, including the written charters of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics, on our website at www.earnreit.com under the "For Investors—Corporate Governance" section of the website. A copy of any of these documents will be provided free of charge to any shareholder upon request by writing to Ellington Residential Mortgage REIT, 53 Forest Avenue, Old Greenwich, Connecticut 06870, Attention: Secretary. Information at or connected to our website is not and should not be considered a part of this Amendment or the Original Filing.
Corporate Responsibility
EMG is committed to corporate responsibility. We recognize the importance of environmental, social and governance ("ESG") policies, and we believe that the implementation of ESG policies benefits EMG's employees, supports long-term stockholder performance, and makes a positive impact on the environment and society as a whole. EMG has a standing ESG

Committee to address a variety of issues, including EMG's impact on the environment, increasing the diversity of EMG's workforce, employee engagement, and community involvement. We assess the interests of all stakeholders—stockholders, employees, service providers, lenders, and the surrounding community—when determining the long-term goals of our business. In doing so, we prioritize strong ESG practices, active stockholder engagement, a commitment to significant disclosure and transparency, including an established dividend policy, and supportive employment practices.
Environmental
As an investment firm with approximately 170 employees, the vast majority of whom work out of EMG's offices in Old Greenwich, CT and New York, NY, we believe that EMG's corporate footprint and business operations have a relatively modest impact on the environment. Nevertheless, we believe in promoting a sustainable environment by using resources as efficiently and responsibly as practicable. Our commitment to these principles is reflected in our daily activities in a variety of ways:
•EMG's offices are conveniently located near mass transportation, which enables our employees to commute efficiently. Further, EMG provides financial incentives to employees who use public transportation.
•To reduce energy usage, EMG uses Energy Star® certified desktops, monitors, and printers, and utilizes motion sensor lighting and cooling to reduce energy usage in non-peak hours.
•To reduce waste and promote a cleaner environment, EMG uses green cleaning supplies and kitchen products; recycles electronics, ink cartridges, and packaging; provides recycling containers to employees; and uses water coolers.
•EMG also attempts to reduce the number of single use cups and plastic water bottles in its offices by providing reusable bottles and cups.
Social
Human Capital
Behind our success is EMG's most notable asset, its employees. To foster the health and well-being of EMG's employees and their families, full-time employees have access to robust health and wellness programs. EMG employee benefits include:
•EMG bears the majority of the cost of medical, prescription, dental, life, and a variety of long- and short-term disability insurance policies;
•Paid time off;
•Paid parental leave;
•Gym subsidies and a monthly payout for tracking and reporting daily steps;
•In-office flu shot clinics; and
•401(k) plan.
To attract and retain talent, EMG supports the professional development of its employees with a variety of opportunities for personal growth through training, education support, mentorship programs, and internships, including:
•Professional training includes a lunch and learn series and reimbursement for continuing professional education;
•All employees participate in mid-year and/or annual performance reviews; and
•Approximately 15% of open positions were filled internally in 2023; the average tenure of EMG employees is over seven years.
EMG also supports professional development through affinity groups, such as a women’s networking group.
EMG is committed to enhancing gender, racial, and ethnic diversity throughout the organization, as stated in its Diversity and Inclusion Policy, and has engaged a women-owned recruiting firm focused exclusively on women and minority recruiting on college campuses.
Charitable Activity
EMG and senior members of management contribute to numerous charitable causes. EMG also supports employee charitable contributions with a matching gift program, hosting food drives, and other community events.
Governance
We are committed to strong alignment with our stakeholders in governance, ethics, and compliance. We operate under a Code of Business Conduct and Ethics, and all employees are required to undertake compliance training annually. We have an established Whistleblower Policy and hotline to encourage transparency and accountability.

Our trustees and officers and EMG personnel are not permitted to engage in short sales of our securities or derivative transactions involving our securities designed to hedge or offset any decrease in the market value of our securities.
EMG incorporates ESG values in its risk management function by, among other things, providing transparency about risk exposures to stakeholders, including our trustees, investors, senior management, and portfolio managers. EMG also fosters dialogue about emerging sources of risk and assumptions driving investment decisions.
Executive Officers
The following sets forth the names, ages, and biographical information for the Company's executive officers.

Name and Position With Our Company	Age	Background Summary
Laurence E. Penn Chief Executive Officer, President & Trustee	62	See "–Board of Trustees."

Michael W. Vranos Co-Chief Investment Officer & Trustee	62	See "–Board of Trustees."

Mark Tecotzky Co-Chief Investment Officer	62	Mr. Tecotzky has been our Co-Chief Investment Officer since October 2012 and the Co-Chief Investment Officer of EFC since March 2008. Mr. Tecotzky is also Vice Chairman—Co-Head of Credit Strategies of EMG, and head portfolio manager for all MBS/ABS credit. Prior to joining EMG in July 2006, Mr. Tecotzky was the senior trader in the mortgage department at Credit Suisse. He developed and launched several of its securitization vehicles, including hybrid adjustable-rate mortgages, or "ARMs," and second liens, and subsequently ran its hybrid ARM business, including conduit pricing, servicing sales, monthly securitization, trading of Agency/non-Agency hybrids of all ratings categories and managing and hedging the residual portfolio. Prior to joining Credit Suisse, Mr. Tecotzky worked with Mr. Vranos and many of the other EMG principals at Kidder Peabody, and traded Agency and non-Agency pass-throughs and structured CMOs as a Managing Director. Mr. Tecotzky holds a B.S. from Yale University, and received a National Science Foundation fellowship to study at MIT.

Christopher Smernoff Chief Financial Officer	47	Mr. Smernoff joined EMG in January 2007 and has served as our Chief Financial Officer since April 2018. Mr. Smernoff also served as our Controller from April 2013 to April 2018. Mr. Smernoff is responsible for managing all aspects of our finance and accounting operations. In addition, Mr. Smernoff has served as the Chief Accounting Officer of EFC since April 2018. Prior to that Mr. Smernoff served as EFC's Controller since February 2010. From January 2007 through February 2010, Mr. Smernoff was an Assistant Controller for various private entities managed by EMG. Prior to January 2007, Mr. Smernoff was employed as a manager in the assurance practice of PricewaterhouseCoopers LLP, where he was primarily focused on providing audit and accounting services to a variety of clients in the investment management industry. Mr. Smernoff is a member of the American Institute of Certified Public Accountants and holds a B.S. in Accounting and Finance from Boston College.

JR Herlihy Chief Operating Officer	42	Mr. Herlihy joined EMG in April 2011 and has served as our Chief Operating Officer since April 2018 and as our Treasurer since May 2017. In addition, Mr. Herlihy has been the Chief Financial Officer of EFC since April 2018 and its Treasurer since May 2017. Mr. Herlihy is also a Managing Director at EMG, where he has served in various capacities, including serving as Co-Chief Investment Officer of Ellington Housing Inc. ("EHR"), a real estate investment trust that was focused on single- and multi-family residential real estate assets, from EHR's inception in September 2012 through December 2016. Mr. Herlihy also served as EHR's Interim Chief Financial Officer from March 2015 through January 2016. Prior to April 2011, Mr. Herlihy held various positions in the real estate industry, including at the real estate private equity firm GTIS Partners LP, Capmark Financial Group (formerly GMAC Commercial Mortgage), and Jones Lang LaSalle. Mr. Herlihy earned a B.A. in Economics and History from Dartmouth College, summa cum laude and Phi Beta Kappa.

Daniel Margolis General Counsel	50	Mr. Margolis has been our General Counsel since April 2013 and also served as our Secretary from inception to April 2013. Mr. Margolis has also served as General Counsel of EMG and of EFC since July 2010. He is responsible for advising EMG on all legal, regulatory, compliance, documentation and litigation matters. Prior to joining EMG, Mr. Margolis was a Partner at Pillsbury, Winthrop, Shaw, Pittman LLP from 2007 to 2010 and before that was a Junior Partner at Wilmer, Cutler, Pickering, Hale and Dorr LLP from 2004 to 2007. In both positions, Mr. Margolis represented corporations and individuals, including financial services organizations, in criminal and regulatory investigations and in complex civil litigation. From 2000 to 2004, he served as an Assistant United States Attorney in the United States Attorney's Office for the Southern District of New York where he prosecuted a variety of white collar crimes including securities fraud, investment fraud, tax fraud and money laundering. In 2004, he received the John Marshall Award, the Department of Justice's highest award for excellence in legal performance. He has a J.D. from New York University Law School, where he graduated cum laude, and a B.A. from Binghamton University where he graduated magna cum laude with highest honors in Political Science and was a member of Phi Beta Kappa.

Item 11. Executive Compensation
Board of Trustees Compensation
For the year ended December 31, 2023, our trustee compensation program consisted of an annual cash retainer of $65,000 for each of our independent trustees. In addition, the Chairman of our Board and the Chairman of each of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee of our Board also received an additional annual cash retainer of $25,000, $15,000, $7,500, and $7,500, respectively. Each of our independent trustees is eligible to receive awards under our 2023 Equity Incentive Plan (and, prior to its termination, our 2013 Equity Incentive Plan) and our trustee compensation program has historically included annual awards under the 2023 Equity Incentive Plan and prior to the adoption of the 2023 Equity Incentive Plan, the 2013 Equity Incentive Plan, typically issued in the third quarter, of restricted common shares of beneficial interest, $0.01 par value per share, of the Company, or "Common Shares," that vest over a one-year period subject to the trustee's continuous service on our Board. In 2023, each independent trustee received an award of restricted Common Shares under the 2023 Equity Incentive Plan, with a value on the date of grant equal to approximately $53,000.
We reimburse our trustees for any travel expenses incurred in connection with their attendance at full Board and committee meetings as well as the Annual Meeting of Shareholders and certain trustee education events (if any).
Compensation of Our Trustees in 2023
The table below describes the compensation earned by our trustees during the fiscal year ended December 31, 2023. Any member of our Board who is also an employee of our Manager, EMG, or their respective affiliates does not receive additional compensation for serving on our Board.

Name	Fees Earned or Paid in Cash	Restricted Common Share Awards (1)	All Other Compensation(2)	Total Compensation
Robert B. Allardice, III	$105,000	$53,001	$6,843	$164,844
David J. Miller	72,500	53,001	6,843	132,344
Ronald I. Simon, Ph.D.	72,500	53,001	6,843	132,344
Mary McBride	65,000	53,001	6,843	124,844
Laurence E. Penn	—	—	—	—
Michael W. Vranos	—	—	—	—
(1)Represents the aggregate grant date fair value of awards of 8,230 restricted Common Shares granted to each independent trustee on September 13, 2023 pursuant to our 2023 Equity Incentive Plan. The aggregate grant date fair value was calculated in accordance with the Financial Accounting Standards Board's, or "FASB," Accounting Standards Codification, or "ASC," Topic 718, disregarding any potential forfeitures. See "Note 2—Significant Accounting Policies" to the notes to consolidated financial statements in the Original Filing, for additional information regarding the assumptions underlying such calculation. These awards will vest in full on September 12, 2024, subject to the independent trustees' continuous service on our Board through such date. Other than such restricted Common Share awards, none of our independent trustees were granted any outstanding stock awards or option awards during the fiscal year ended December 31, 2023.
(2)Amounts reported in this column represent cash paid with respect to dividends paid during 2023 on unvested restricted Common Share awards held by our independent trustees.
Executive Compensation
We are currently considered a "smaller reporting company" for purposes of the SEC's executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures. Further, our reporting obligations extend only to the individuals serving as our Chief Executive Officer, and our two other most highly compensated executive officers.
The following individuals were our named executive officers ("NEOs") for the year ended December 31, 2023:
•Laurence E. Penn, our Chief Executive Officer and President;
•Christopher Smernoff, our Chief Financial Officer; and
•JR Herlihy, our Chief Operating Officer.
As an externally managed company, none of our executive officers are employees of the Company. In fact, we do not have any employees, and we are managed by our Manager, pursuant to our management agreement. Our executive officers are employed by affiliates of our Manager or EMG, and our Manager makes them available to us pursuant to our management agreement. Except as set forth below, because our management agreement provides that our Manager is responsible for managing our affairs, our executive officers do not receive cash compensation from us for serving as our executive officers, and we do not pay or provide benefits, nor do we reimburse the cost of any compensation or benefits paid by our Manager, EMG or their affiliates, to our executive officers.
We do not currently have any agreements with any of our executive officers regarding their cash compensation and we do not intend to enter into any such agreement or pay any cash compensation directly to them. Additionally, our management agreement does not require that our executive officers devote a specific percentage of their time to our business. Notwithstanding the foregoing, we are required by our management agreement to reimburse our Manager for the costs of the wages (including bonuses), salaries, and benefits incurred by our Manager or EMG with respect to our Chief Financial Officer and our Chief Operating Officer (together, the "Compensated NEOs"), in each case, based on the estimated percentage of their time spent on our affairs and subject to the approval of the amount of such reimbursement by our Compensation Committee. In addition, we have the discretion to pay annual cash bonuses directly to our NEOs and make incentive equity awards to our NEOs in amounts that are subject to approval by our Compensation Committee. All of our NEOs, including our Chief Financial Officer and our Chief Operating Officer, are partially dedicated, which means they spend a portion of their time on the affairs of the Company and a portion of their time dedicated to the affairs of our Manager or EMG.
Summary Compensation Table
The following table sets forth the compensation paid to the Compensated NEOs for services they rendered to us during the fiscal years presented. NEOs who did not receive any compensation for their services rendered to us in the fiscal years presented have been omitted from the table.

Name and Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards(3)	All Other Compensation(4)	Total
Christopher Smernoff Chief Financial Officer	2023	$43,425	$43,981	$28,150	$5,525	$121,081
	2022	45,833	42,429	28,601	5,352	122,215
JR Herlihy Chief Operating Officer	2023	51,000	90,405	63,754	11,525	216,684
	2022	49,271	64,350	58,235	11,344	183,200
(1)Reflects the portion of the executive officer's base salary that we were required to reimburse to the Manager.
(2)Reflects the portion of the executive officer's bonuses that were earned in 2023 and for which we were required to reimburse to the Manager. Messrs, Smernoff and Herlihy earned the remainder of their deferred 2022 cash bonuses ($7,150 for Mr. Smernoff and $22,575 for Mr. Herlihy) on December 31, 2023. Approximately 27% of Mr. Smernoff's and approximately 36% of Mr. Herlihy's 2023 cash bonus ($13,832 for Mr. Smernoff and $38,420 for Mr. Herlihy) will not be earned until December 31, 2024 and, in accordance with SEC rules, has not been included in this table.
(3)Represents the aggregate grant date fair value awards granted on December 14, 2023, under our 2023 Equity Incentive Plan to Mr. Smernoff and Mr. Herlihy of 4,433 and 10,040 restricted Common Shares, respectively. The aggregate grant date fair value was calculated in accordance with FASB ASC Topic 718, disregarding any potential forfeitures. See "Note 2—Significant Accounting Policies" to the notes to consolidated financial statements in the Original Filing, for additional information regarding the assumptions underlying such calculation. These awards will vest in substantially equal installments on each of December 14, 2024 and December 14, 2025, subject to Mr. Smernoff’s and Mr. Herlihy’s continuous employment through such date.
(4)Amounts in this column represent dividend cash amounts paid to the executive officers in respect of their unvested restricted Common Share awards in each respective year.
Narrative Disclosure to Summary Compensation Table
Employment Agreements
We have not entered into employment agreements with any of our executive officers, including the NEOs.
Elements of Compensation
We do not reimburse our Manager or EMG for any of the compensation paid to Mr. Penn (who is our only NEO who is not a Compensated NEO), but rather EMG compensates Mr. Penn out of its overall revenue stream, including the management fees that we pay to our Manager. Our management agreement does not require that any specified amount or percentage of the management fees that we pay to the Manager be allocated to Mr. Penn. Based on discussions with our Manager and EMG, we estimate that Mr. Penn received no compensation for 2023 that is associated with the $1.8 million in management fees that we paid to the Manager for 2023. Rather, the entire amount of such management fees was used to compensate employees of EMG other than Mr. Penn.
The components of the compensation program for our Compensated NEOs in 2023 and 2022 consisted of (1) base salary paid by EMG and reimbursed in part by us, (2) a discretionary cash bonus paid by EMG and reimbursed in part by us, and (3) a restricted Common Share award granted by us. We are required to reimburse EMG for the portion of the base salary and any discretionary cash bonus of the Compensated NEOs that is allocated to us based on the estimated percentage of their time spent managing our affairs, subject to the approval of the amount of such reimbursement by our Compensation Committee. While we have the discretion to provide annual cash bonuses directly to our NEOs, we did not approve any such bonuses for 2023 and have not historically provided such bonuses.
Base Salary
Each of the Compensated NEOs is an employee of EMG. Under the terms of their respective employment arrangements with EMG, Mr. Smernoff earned an annual base salary in 2023 of $270,000 and Mr. Herlihy earned an annual base salary in 2023 of $300,000. In determining whether the amount of each Compensated NEO's' base salary for 2023 was reasonable and appropriate, our Compensation Committee considered primarily each Compensated NEO's duties and responsibilities, the performance of our Company, and their performance based on both the members of the Compensation Committee's own observations as members of our Audit Committee and Board and the assessment and recommendation of our Chief Executive Officer/President and our Co-Chief Investment Officer (which takes into account such officers' review of the compensation provided to similar employees of similarly situated companies).
For 2024, we expect that our Compensation Committee will take into account substantially similar criteria in determining whether the amount of each Compensated NEO's base salary is reasonable and appropriate.
Discretionary Cash Bonus and Restricted Common Shares
In addition, on December 14, 2023, our Compensation Committee approved reimbursement of an incentive cash bonus paid by EMG to Mr. Smernoff of $50,663 subject to deferral of approximately 27% of such cash bonus until December 31, 2024 and an incentive cash bonus to Mr. Herlihy of $106,250 subject to deferral of approximately 36% of such cash bonus until December 31, 2024. The deferred portion of the cash bonus paid to Messrs. Smernoff and Herlihy is subject to forfeiture prior to December 31, 2024.
The Compensation Committee also approved, on December 14, 2024, awards under our 2023 Equity Incentive Plan to Mr. Smernoff and Mr. Herlihy of 4,433 and 10,040 restricted Common Shares, respectively. The Common Shares subject to the awards granted to Messrs. Smernoff and Herlihy are subject to forfeiture restrictions that will lapse in substantially equal installments on each of December 14, 2024 and December 14, 2025, subject to the Compensated NEO's continuous employment through each such date.
For our NEOs, we and EMG do not employ contractual formulas in determining discretionary compensation, but instead take into account factors such as the officer’s position, the officer’s contribution to our Company and/or to EMG’s businesses, the performance of our Company and/or EMG, market practices, reviews by the officer’s superiors, compensation provided to similar employees of similarly situated companies, and, with respect to officers (such as Mr. Smernoff and Mr. Herlihy) whose compensation is only partially reimbursed by us, the compensation they receive from other sources (such as, for Mr. Smernoff and Mr. Herlihy, from EFC for their services as EFC’s partially dedicated Chief Accounting Officer and Chief Financial Officer, respectively), and the percentage of their working time and efforts spent on matters related solely to us.
In determining whether the amount of each Compensated NEO's bonus for 2023, for which we are responsible for our allocable portion, was reasonable and appropriate for reimbursement by our Company and whether to approve their restricted Common Share award, our Compensation Committee considered primarily each Compensated NEO's performance, based both on their own observations as members of our Audit Committee and Board and on the assessments and recommendations of our Chief Executive Officer/President, and our Co-Chief Investment Officer (which take into account such officers' review of information relating to the compensation provided to similar employees of similarly situated companies), the performance of our Company, the compensation that each Compensated NEO receives for service as an executive officer of EFC, and the estimated percentage of their time and efforts managing our affairs. Our Compensation Committee also considered the total compensation that each Compensated NEO would earn for 2023 (including compensation received for service as an executive officer of EFC) and whether the amount seemed reasonable and appropriate based on their personal experience and knowledge regarding executive compensation. Taking all of these factors into account, our Compensation Committee determined that reimbursement for such cash bonus and such awards of restricted Common Shares was reasonable and appropriate for Mr. Smernoff and Mr. Herlihy.
Mr. Smernoff and Mr. Herlihy are entitled to receive dividends on all of their restricted Common Share awards. Cash dividends are paid on the restricted Common Share awards at the same time and rate as is paid to all other holders of our Common Shares as of the applicable record date. In 2023, Mr. Smernoff received $5,525 of dividends on his unvested restricted Common Share awards and Mr. Herlihy received $11,525 of dividends on his unvested restricted Common Share awards.
For 2024, we expect that our Compensation Committee will take into account substantially similar criteria in determining whether the amount of our Compensated NEO's bonuses, for which we will be responsible for our allocable portion, is reasonable and appropriate for reimbursement by our Company and whether to approve a restricted Common Share award for them.

Outstanding Equity Awards at Fiscal Year End
The following table lists the restricted Common Shares awarded to our NEOs that were unvested and outstanding as of December 31, 2023.

	Stock Awards
Name	Number of Common Shares That Have Not Vested	Market Value of Common Shares That Have Not Vested (1)
Christopher Smernoff(2)	6,427	$39,398
JR Herlihy(3)	14,101	86,439
(1)Value is determined by multiplying the number of unvested restricted Common Shares by $6.13, the closing price for our Common Shares on the NYSE on December 29, 2023, the last trading day of the year.
(2)The restricted Common Shares are subject to forfeiture prior to December 14, 2024 in the case of 2,217 Common Shares, December 15, 2024 in the case of 1,994 Common Shares, and December 14, 2025 in the case of 2,216 Common Shares.
(3)The restricted Common Shares are subject to forfeiture prior to December 14, 2024 in the case of 5,020 Common Shares, December 15, 2024 in the case of 4,061 Common Shares, and December 14, 2025 in the case of 5,020 Common Shares.
Potential Payments Upon Termination or Change in Control
Since our NEOs are employees of EMG, we generally do not have any obligation to make any payments to any of our NEOs upon a termination of employment or upon a change in control.
Our Compensated NEOs are subject to standard employment contracts for the benefit of EMG. If a Compensated NEO were terminated other than for cause or voluntary resignation, the deferred portion of such executive officer's 2023 cash bonus and any outstanding unvested restricted Common Shares held by such executive officer would continue to vest under the terms of their employment contract. In addition, upon a change in control, the restricted Common Shares would immediately vest under the terms of their Common Share award agreements.
Pay Versus Performance Table
As required by Item 402(v) of Regulation S-K, we are providing the following information regarding the relationship between executive compensation and the Company’s financial performance for each of 2021, 2022, and 2023. The table below summarizes the (i) compensation values reported in the Summary Compensation Table for our principal executive officer ("PEO") and average for our other non-PEO NEOs as compared to the "Compensation Actually Paid," calculated pursuant to the applicable rules and (ii) Company's financial performance for the years ended December 31, 2023, 2022, and 2021.

Year	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO(1)(2)	Average Summary Compensation Table Total for Non-PEO NEOs(1)	Average Compensation Actually Paid to Non-PEO NEOs(1)(2)	Total Shareholder Return(3)	Net Income (Loss)(4)
						(In thousands)
2023	$—	$—	$168,883	$161,862	$68.00	$4,559
2022	—	—	152,708	123,890	66.05	(30,198)
2021	—	—	164,126	146,756	88.06	(6,309)
(1)For each of the years included above, the PEO was Laurence E. Penn and the non-PEO NEOs were JR Herlihy and Christopher Smernoff. As reflected in the Summary Compensation Table and noted elsewhere in this Amendment or the Original Filing, because our management agreement provides that our Manager is responsible for managing our affairs, our NEOs do not receive any cash compensation from us or any of our subsidiaries for serving as our executive officers. However, we are required by our management agreement to reimburse our Manager or EMG for the allocable share of the salary and other compensation paid by our Manager or EMG to certain of our executive officers who dedicated all or a portion of such officer’s time to us, based on the estimated percentage of such officer's time spent on our affairs. For the years presented above, Mr. Smernoff, our Chief Financial Officer, and Mr. Herlihy, our Chief Operating Officer, were the only NEOs for which we paid or reimbursed any portion of the compensation paid by our Manager.
(2)For details regarding how the amounts in this column are calculated, refer to the “Adjustments to Summary Compensation Tables to Determine Compensation Actually Paid" table immediately below.
(3)Total Shareholder Return assumes $100 invested at December 31, 2020 in common stock of the Company and the reinvestment of dividends.
(4)Reflects the Company's net income (loss) prepared in accordance with GAAP for each of the years shown.

Compensation Actually Paid represents totals from the Summary Compensation Table above, adjusted for certain items as detailed in the following table for the years ended December 31, 2021, 2022, and 2023:

Adjustments to Summary Compensation Tables to Determine Compensation Actually Paid	2021	2022	2023
Average for Non-PEO NEOs Summary Compensation Table—Total	$164,126	$152,708	$168,883
Deduction of Average Amounts Reported under the "Stock Awards" column in the Summary Compensation Table	(58,924)	(43,418)	(45,952)
Add (Subtract):
Average of the year-end fair value of any equity awards granted in the covered fiscal year that are outstanding and unvested as of the end of the covered fiscal year	58,698	41,541	44,360
Average amount of change as of the end of the covered fiscal year (from the end of the prior fiscal year) in fair value of any awards granted in prior years that are outstanding and unvested as of the end of the covered fiscal year	(5,899)	(9,970)	(2,210)
For awards granted in prior years that vest in the covered fiscal year, the amount equal to the average change as of the vesting date (from the end of the prior fiscal year) in fair value	(11,245)	(16,971)	(3,219)
Total Equity Award Related Adjustments	(17,370)	(28,818)	(7,021)
Average Compensation Actually Paid—Total	$146,756	$123,890	$161,862
The following graph illustrates the relationship between average Compensation Actually Paid to our non-PEO NEOs and the Company's cumulative total return on our Common Shares, assuming a $100 investment on December 31, 2020 and the reinvestment of dividends for each year presented below. We did not include a graph illustrating the relationship between average Compensation Actually Paid to our PEO and the Company's cumulative total return on our Common Shares because, as discussed elsewhere in this Amendment or the Original Filing, we do not compensate our PEO.

Comparison of Average Compensation Actually Paid to Shareholder Total Return
Average Compensation Actually Paid to non-PEO NEOs (In thousands)
Value of Initial Fixed $100 Investment Based on Total Shareholder Return
$200.0
$150.0
$100.0
$50.0
$—
$96.00
$88.00
$80.00
$72.00
$64.00
$88.06
$146.8
$123.9
$161.9
$66.05
$68.00
2021
2022
2023
Average Compensation Paid to non-PEO NEOs
Total Shareholder Return—EARN

The following graph illustrates the relationship between average Compensation Actually Paid to our non-PEO NEOs and the Company's net income (loss) for each year presented below. We did not include a graph illustrating the relationship between average Compensation Actually Paid to our PEO and the Company's net income (loss) because, as discussed elsewhere in this Amendment or the Original Filing, we do not compensate our PEO.

Comparison of Average Compensation Actually Paid to Net Income (Loss)
Average Compensation Actually Paid to non-PEO NEOs (In thousands)
$200.0
$150.0
$100.0
$50.0
$—
Net Income (In millions)
$20.0
$—
$(20.0)
$(40.0)
$(60.0)
$146.8
$123.9
$161.9
$(6.3)
$(30.2)
$4.6
2021
2022
2023
Average Compensation Paid to non-PEO NEOs
Net Income (Loss)

Please see "Executive Compensation—Narrative Disclosure to Summary Compensation Table" above for more information on how the Compensation Actually Paid to our Compensated NEOs is determined.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Security Ownership of Management and Certain Beneficial Owners
The following table sets forth, as of April 5, 2024, certain ownership information with respect to our Common Shares for those persons known to us to be the beneficial owners of more than 5% of our outstanding Common Shares, if any, and all of our trustees, each of the NEOs and all of the trustees and executive officers as a group. In accordance with SEC rules, each listed person's beneficial ownership includes:
•all Common Shares the investor actually owns beneficially or of record;
•all Common Shares over which the investor has or shares voting or dispositive control (such as in the capacity as a general partner of a fund); and
•all Common Shares the investor has the right to acquire within 60 days of April 5, 2024 (such as upon exercise of options that are currently vested or which are scheduled to vest within 60 days).

	Common Shares Beneficially Owned
Name and Address	Number	Percentage of Outstanding Common Shares(1)
Trustees and Named Executive Officers:(2)
Michael W. Vranos(3)	139,605	0.7%
Laurence E. Penn	35,710	*
Robert B. Allardice, III(4)	41,231	*
David J. Miller(4)(5)	51,231	*
Mary McBride(4)	19,195	*
Ronald I. Simon, Ph.D.(4)	54,992	*
Christopher Smernoff(6)	20,537	*
JR Herlihy(7)	35,593	*
All executive officers and trustees as a group (10 persons)(8)	406,376	2.1%
* Denotes beneficial ownership of less than 1% of our Common Shares.
(1)Based on an aggregate amount of 19,819,610 Common Shares issued and outstanding as of April 5, 2024. Assumes that derivative securities, if any, beneficially owned by a person are exercised for Common Shares. The total number of Common Shares outstanding used in calculating this percentage assumes that none of the derivative securities owned by other persons are exercised for Common Shares.
(2)The address for all NEOs and trustees is Ellington Residential Mortgage REIT, 53 Forest Avenue, Old Greenwich, CT 06870.
(3)Includes 106,472 Common Shares held directly by EMG Holdings, L.P., or "EMGH." VC Investments L.L.C., or "VC," and Michael W. Vranos each has shared voting and dispositive power over these Common Shares. VC is the general partner of EMGH. Mr. Vranos is the managing member of, and holds a controlling interest in VC. The address for each entity is 53 Forest Avenue, Old Greenwich, CT 06870.
(4)Includes 8,230 Common Shares that will vest on September 12, 2024.
(5)Mr. Miller holds 10,000 of such Common Shares in a joint account with his spouse.
(6)Includes 2,217 Common Shares that will vest on December 14, 2024, 1,994 Common Shares that will vest on December 15, 2024, and 2,216 Common Shares that will vest on December 14, 2025
(7)Includes 5,020 Common Shares that will vest on December 14, 2024, 4,061 Common Shares that will vest on December 15, 2024, and 5,020 Common Shares that will vest on December 14, 2025.
(8)Includes 32,920 Common Shares that will vest on September 12, 2024, 7,237 Common Shares that will vest on December 14, 2024, 6,055 Common Shares that will vest on December 15, 2024, and 7,236 Common Shares that will vest on December 14, 2025.

Equity Compensation Plan Information
Our 2023 Equity Incentive Plan is currently the only compensation plan under which equity securities of the Company are authorized for issuance. The 2013 Equity Incentive Plan has terminated but still has unvested restricted Common Shares issued pursuant to it. The following table sets forth information as of December 31, 2023 with respect to the 2013 Equity Incentive Plan and the 2023 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of our outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(3)	53,448	(1)	N/A	(2)	1,143,843
Equity compensation plans not approved by security holders	—		—		—
(1)There are 6,055 unvested restricted Common Shares outstanding pursuant to our 2013 Equity Incentive Plan and 47,393 unvested restricted Common Shares outstanding pursuant to our 2023 Equity Incentive Plan.
(2)All outstanding awards issued under either the 2013 Equity Incentive Plan or 2023 Equity Incentive Plan represent restricted Common Shares, which do not have an exercise price.
(3)The 2023 Equity Incentive Plan contains a formula for calculating the number of securities available for issuance thereunder. The maximum number of Common Shares that may be issued under the 2023 Equity Incentive Plan will be adjusted so that the maximum aggregate number of Common Shares that may be issued under the 2023 Equity Incentive Plan is equal to (i) 2,500,000 Common Shares; provided that, the actual number of Common Shares that may be issued under the 2023 Equity Incentive Plan shall not exceed five percent (5.00%) of the total number of Common Shares outstanding plus (ii) 255,108 Common Shares remaining available for issuance under the 2013 Equity Incentive Plan plus (iii) 6,055 Common Shares issued pursuant to awards granted under the 2013 Equity Incentive Plan that subsequently are forfeited, expire, or lapse unexercised.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Each of our trustees and trustee nominees and executive officers is required to complete an annual disclosure questionnaire and report all transactions with us in which they and their immediate family members had or will have a direct or indirect material interest with respect to us. The Nominating and Corporate Governance Committee generally reviews any past or proposed transactions between our Company and related persons (as such term is defined in Item 404 of Regulation S-K). If we believe a transaction is significant to us and raises particular conflict of interest issues, the Nominating and Corporate Governance Committee will discuss the matter with legal or other appropriate counsel to evaluate and approve the transaction.
Transactions Effected by EMG and its Affiliates in Respect of Our Portfolio
Mr. Vranos, our Co-Chief Investment Officer and Trustee, Mr. Penn, our Chief Executive Officer, President and Trustee, Mark Tecotzky, our Co-Chief Investment Officer, and Daniel Margolis, our General Counsel, each also serves as an officer of EMG. We may from time to time enter into certain "related party transactions" with EMG and its affiliates including, subject to certain conditions and limitations, cross transactions, principal transactions and the purchase of securities in other accounts of EMG which are described in the written management agreement with our Manager.
•Cross Transactions—defined as transactions between us or one of our subsidiaries, on the one hand, and an account (other than us or one of our subsidiaries) managed by EMG or our Manager, on the other hand. It is EMG policy to engage in a cross transaction only when the transaction is in the best interests of, and is consistent with the objectives and policies of, both accounts involved in the transaction. EMG or our Manager may enter into cross transactions where it acts both on our behalf and on behalf of the other party to the transaction. Upon written notice to our Manager, we may at any time revoke our consent to our Manager's executing cross transactions. Additionally, unless approved in advance by a majority of our independent trustees or pursuant to and in accordance with a policy that has been approved by a majority of our independent trustees, all cross transactions must be effected at the then-prevailing market prices. Pursuant to our Manager's current policies and procedures, assets for which there are no readily observable market prices may be purchased or sold in cross transactions (1) at prices based upon third party bids received through auction, (2) at the average of the highest bid and lowest offer quoted by third party dealers, or (3) according to another pricing methodology approved by our Manager's Chief Compliance Officer.
•Principal Transactions—defined as transactions between EMG or our Manager (or any related party of EMG or our Manager, which includes employees of EMG and our Manager and their families), on the one hand, and us or one of our subsidiaries, on the other hand. Certain cross transactions may also be considered principal transactions whenever our Manager, EMG (or any related party of EMG or our Manager, which includes employees of EMG and our Manager and their families) have a substantial ownership interest in one of the transacting parties. Our Manager is only authorized to execute principal transactions with the prior approval of a majority of our independent trustees and in accordance with applicable law. Such prior approval includes approval of the pricing methodology to be used, including with respect to assets for which there are no readily observable market prices.
•Investment in other EMG accounts—pursuant to the management agreement, although we have not done so to date, if we invest at issuance in the equity of any collateralized debt obligation, or "CDO," that is managed, structured or originated by EMG or one of its affiliates, or if we invest in any other investment fund or other investment for which EMG or one of its affiliates receives management, origination or structuring fees, then, unless agreed otherwise by a majority of our independent trustees, the base management fees payable by us to our Manager will be reduced by (or our Manager will otherwise rebate to us) an amount equal to the applicable portion (as described in the management agreement) of any such management, origination or structuring fees.
•Split price executions—pursuant to the management agreement, our Manager is authorized to combine purchase or sale orders on our behalf together with orders for other accounts managed by EMG, our Manager or their affiliates and allocate the securities or other assets so purchased or sold, on an average price basis or other fair and consistent basis, among such accounts.
To date, we have not entered into any cross transactions with other EMG-managed accounts or principal transactions with EMG, or invested in other EMG accounts.
Management Agreement
We entered into a management agreement with our Manager upon our inception in September 2012, pursuant to which our Manager provides for the day-to-day management of our operations. Mr. Vranos, our Co-Chief Investment Officer and Trustee, Mr. Penn, our Chief Executive Officer, President and Trustee, Mark Tecotzky, our Co-Chief Investment Officer, Christopher Smernoff, our Chief Financial Officer, JR Herlihy, our Chief Operating Officer, and Daniel Margolis, our General Counsel, each also serves as an officer of our Manager. The management agreement, as amended, requires our Manager to manage our assets, operations, and affairs in conformity with the policies and the investment guidelines that are approved and monitored by our Board. A description of the material terms of the management agreement is included in "Item 1. Business—Management Agreement" in our Original Filing and our April 8-K.
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
Total management fees incurred for each of the years ended December 31, 2023 and 2022 were approximately $1.8 million.
Services Agreement
Our Manager is party to a services agreement with EMG, pursuant to which EMG provides to our Manager the personnel, services, and resources as needed by our Manager to enable our Manager to carry out its obligations and responsibilities under the management agreement. We are a named third-party beneficiary to the services agreement and, as a result, have, as a non-exclusive remedy, a direct right of action against EMG in the event of any breach by our Manager of any of its duties, obligations or agreements under the management agreement that arise out of or result from any breach by EMG of its obligations under the services agreement. The services agreement will terminate upon the termination of the management agreement. Pursuant to the services agreement, our Manager makes certain payments to EMG in connection with the services provided. Our Manager and EMG are under common ownership and control. As a result, all management fee compensation earned by our Manager and all service agreement fees earned by EMG accrue to the common benefit of the owners of our Manager and EMG, namely EMG Holdings, L.P. and VC Investments L.L.C.
Shareholders' Agreement
We are party to a shareholders' agreement with affiliates of EMG. Pursuant to the terms of the shareholders' agreement, we have agreed to cause up to two individuals designated by EMG to be nominated for election as trustees from the effective time of the shareholders' agreement until such rights expire in accordance with the agreement. The shareholders' agreement also provides that, while we are required to nominate EMG's designees for election as trustees, EMG has the exclusive right to designate a nominee to fill any vacancy on our Board created by the death, removal or resignation of one of EMG's designees. All remaining individuals nominated for election as trustees will be nominated in accordance with our bylaws in effect from time to time; provided, however, that the composition of our Board and each committee thereof must satisfy all listing requirements of the NYSE or such other national exchange on which our Common Shares are then listed. Pursuant to the shareholders' agreement, EMG's right to designate trustee nominees will expire upon the termination of our Manager (or any of its affiliates) as external manager of our Company. Finally, the shareholders' agreement may only be amended with the approval of a majority of the independent trustees of our Board.
Compensation of Trustees
Our non-independent trustees do not receive compensation for serving on our Board. For information regarding the compensation of our independent trustees, see "Item 11. Executive Compensation" above.
Indemnification Agreements
We have entered into indemnification agreements with our trustees and executive officers that obligate us to indemnify them to the maximum extent permitted by Maryland law and pay such persons' expenses in defending any civil or criminal proceedings in advance of final disposition of such proceeding.

Trustee Independence
Our Board has determined that four of our six current trustees are independent trustees as defined by the requirements of the NYSE and our Corporate Governance Guidelines. Our Board has adopted, through its approval of our Corporate Governance Guidelines, the categorical standards prescribed by the NYSE to assist the Board in evaluating the independence of each of our trustees. The categorical standards describe various types of relationships that could potentially exist between a board member and our Company and sets thresholds at which such relationships would be deemed to be material. Provided that no relationship or transaction exists that would disqualify a trustee under the categorical standards and our Board determines, after taking into account all facts and circumstances, that no other material relationship between our Company and the trustee exists of a type not specifically mentioned in the categorical standards, our Board will deem such person to be independent. A trustee shall not be independent if he or she satisfies any one or more of the following criteria:
1.A trustee who is, or who has been within the last three years, an employee of our Company or any of its affiliates, or whose immediate family member is, or has been within the last three years, an executive officer of our Company or any of its affiliates.
2.A trustee who has received or who has an immediate family member, serving as an executive officer, who has received, during any twelve-month period within the last three years, more than $120,000 in direct compensation from our Company (excluding trustee and committee fees, and pension/other forms of deferred compensation for prior service that is not contingent in any way on continued service).
3.(A) A trustee who is or whose immediate family member is a current partner of a firm that is our internal or external auditor; (B) a trustee who is a current employee of such a firm; (C) a trustee who has an immediate family member who is a current employee of such a firm and who personally works on our audit; or (D) a trustee who was or whose immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on our audit within that time.
4.A trustee who is or has been within the last three years, or whose immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of our present executives at the same time serves or served on that company's compensation committee.
5.A trustee who is a current employee, or whose immediate family member is a current executive officer, of a company that has made payments to, or received payments from, us for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million or 2% of such other company's consolidated gross revenues (as reported for the last completed fiscal year).
Pursuant to our Corporate Governance Guidelines, our Board also considers a trustee's charitable relationships in determining independence. A trustee who is an officer, director, or trustee of a charitable or non-profit organization will not be considered to have a material relationship with our Company that impairs the trustee's independence so long as our contributions to the entity in any single fiscal year (excluding amounts contributed by our Company under its employee matching gift program) are less than $100,000 or 2% of such entity's consolidated gross revenues (whichever is greater). Our Corporate Governance Guidelines are available on our website at www.earnreit.com under the "For Investors—Corporate Governance" section of the website. Information at or connected to our website is not and should not be considered a part of this Amendment or the Original Filing.
Under these criteria, our Board has determined that the following members of our Board are independent: Robert B. Allardice, III, David J. Miller, Mary McBride, and Ronald I. Simon, Ph.D.
Executive Sessions of Our Independent Trustees
In accordance with NYSE requirements and our Corporate Governance Guidelines, the independent trustees of our Board meet in executive session at least quarterly, without management present. Generally, these executive sessions follow a regularly scheduled quarterly meeting of our Board. In 2023, the independent trustees of our Board met in executive session four times without management. Our Chairman typically presides over such executive sessions of our independent trustees.

Item 14. Principal Accountant Fees and Services
The Audit Committee has appointed PricewaterhouseCoopers LLP, or "PwC," as our independent registered public accounting firm to audit the financial statements of our Company and its subsidiaries for the year ending December 31, 2024.
PwC has advised the Audit Committee that they are an independent accounting firm with respect to our Company and its subsidiaries within the meaning of standards established by the American Institute of Certified Public Accountants, or the "AICPA," the Public Company Accounting Oversight Board, or the "PCAOB," the Independence Standards Board and federal securities laws.
PwC's 2023 and 2022 Fees
PwC's fees for professional services rendered in or provided for 2023 and 2022, as applicable, were:

	2023	2022
Audit Fees	$477,500	$460,807
Audit-related Fees	76,500	51,500
Tax Fees	—	—
All Other Fees	1,641	1,506
Total Fees	$555,641	$513,813
Audit Fees—Audit fees consist of fees billed by PwC related to the audit of our consolidated financial statements. Audit fees are those billed or expected to be billed for audit services related to each fiscal year.
Audit-related Fees—Audit-related fees consist of fees billed or expected to be billed by PwC for other audit and attest services, financial accounting, reporting and compliance matters, risk and control reviews, and the issuance of comfort letters and SEC consents and certain agreed upon procedures and other attestation reports including fees for such services provided in connection with our public offerings. Fees for audit-related services are for those services rendered during each fiscal year.
Tax Fees—Tax fees consist of fees billed or expected to be billed by PwC for tax compliance, advisory and planning services rendered during the fiscal year.
All Other Fees—All other fees mostly consist of costs associated with certain online subscription services.
Audit Committee Pre-Approval Policies and Procedures
On at least an annual basis, the Audit Committee pre-approves a list of services and sets pre-approval fee levels that may be provided by PwC without obtaining engagement specific pre-approval from the Audit Committee. The pre-approved list of services consists of audit services, audit-related services, tax services and all other services. All requests or applications for PwC audit services, audit-related services, tax services, or all other services must be submitted to our Chief Financial Officer to determine if the services are included within the pre-approved list of services that have received Audit Committee pre-approval. Any type of service that is not included on the pre-approved list of services must be specifically approved by the Audit Committee or its designee. Any proposed service that is included on the list of pre-approved services but will cause the pre-approved fee level to be exceeded will also require specific pre-approval by the Audit Committee or its designee. The Audit Committee has chosen the Audit Committee Chairman as its designee.
All of the services rendered by and fees paid to PwC in 2023 were pre-approved by the Audit Committee, and there were no services for which the de minimis exception permitted in certain circumstances under SEC rules was utilized.

Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:
1.Exhibits

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

21.1	List of Subsidiaries (incorporated by reference to Exhibit to 21.1 of the Company’s annual report on Form 10-K (File No. 001-35986), filed on March 12, 2024).

23.1	Consent of the Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 of the Company’s annual report on Form 10-K ((File No. 001-35986), filed on March 12, 2024).

Exhibit	Description
(Continued)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 (incorporated by reference to Exhibit to 32.1 of the Company’s annual report on Form 10-K ((File No. 001-35986), filed on March 12, 2024).

32.2*
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 (incorporated by reference to Exhibit to 32.2 of the Company’s annual report on Form 10-K ((File No. 001-35986), filed on March 12, 2024).

97.1+	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 of the Company’s annual report on Form 10-K ((File No. 001-35986), filed on March 12, 2024).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ELLINGTON RESIDENTIAL MORTGAGE REIT
Date:	April 12, 2024	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)