Form 10-Q
period 2024-03-31
Ellington Credit Co
filed 2024-05-15
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-35896
Ellington Credit Company
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of the Registrant's common shares outstanding as of May 10, 2024: 20,134,542

ELLINGTON CREDIT COMPANY

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON CREDIT COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2024	December 31, 2023
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$22,442	$38,533
Securities, at fair value(1)	812,042	773,548
Due from brokers	5,261	3,245
Financial derivatives–assets, at fair value	82,330	74,279
Receivable for securities sold	36,474	51,132
Interest receivable	4,642	4,522
Other assets	765	431
Total Assets	$963,956	$945,690
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$683,171	$729,543
Payable for securities purchased	68,179	12,139
Due to brokers	58,238	54,476
Financial derivatives–liabilities, at fair value	5,746	7,329
Dividend payable	1,586	1,488
Accrued expenses	1,702	1,153
Management fee payable to affiliate	538	513
Interest payable	1,879	2,811
Total Liabilities	821,039	809,452
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (19,819,610 and 18,601,464 shares issued and outstanding, respectively)	198	186
Additional paid-in-capital	282,161	274,698
Accumulated deficit	(139,442)	(138,646)
Total Shareholders' Equity	142,917	136,238
Total Liabilities and Shareholders' Equity	$963,956	$945,690
(1)Includes assets pledged as collateral to counterparties. See Note 6 for additional details on the Company's borrowings and related collateral.
See Notes to Consolidated Financial Statements

ELLINGTON CREDIT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2024	March 31, 2023
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$10,379	$9,338
Interest expense	(10,100)	(9,710)
Total net interest income (expense)	279	(372)
EXPENSES
Management fees to affiliate	538	433
Professional fees	339	242
Compensation expense	270	181
Insurance expense	94	99
Other operating expenses	386	350
Total expenses	1,627	1,305
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	(9,823)	(15,126)
Net realized gains (losses) on financial derivatives	3,459	1,743
Change in net unrealized gains (losses) on securities	1,760	27,948
Change in net unrealized gains (losses) on financial derivatives	10,216	(10,551)
Total other income (loss)	5,612	4,014
Net income (loss) before income taxes	4,264	2,337
Income tax expense (benefit)	303	—
NET INCOME (LOSS)	$3,961	$2,337
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.20	$0.17

See Notes to Consolidated Financial Statements

ELLINGTON CREDIT COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2023	18,601,464	$186	—	$—	$274,698	$(138,646)	$136,238
Common shares issued(1)	1,218,146	12			7,391		7,403
Share based compensation					72		72
Dividends declared(2)						(4,757)	(4,757)
Net income (loss)						3,961	3,961
BALANCE, March 31, 2024	19,819,610	$198	—	$—	$282,161	$(139,442)	$142,917

BALANCE, December 31, 2022	13,377,840	$134	—	$—	$240,940	$(128,665)	$112,409
Common shares issued(1)	455,671	4			3,487		3,491
Share based compensation					45		45
Forfeiture of common shares to satisfy tax withholding obligations	(3,108)	—			—		—
Dividends declared(2)						(3,305)	(3,305)
Net income (loss)						2,337	2,337
BALANCE, March 31, 2023	13,830,403	$138	—	$—	$244,472	$(129,633)	$114,977
(1)Net of discounts and commissions and offering costs.
(2)For each of the three-month periods ended March 31, 2024 and 2023, dividends totaling $0.24, per common share outstanding, were declared.
See Notes to Consolidated Financial Statements

ELLINGTON CREDIT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2024	March 31, 2023
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$3,961	$2,337
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	9,823	15,126
Change in net unrealized (gains) losses on securities	(1,760)	(27,948)
Net realized (gains) losses on financial derivatives	(3,459)	(1,743)
Change in net unrealized (gains) losses on financial derivatives	(10,216)	10,551
Amortization of premiums and accretion of discounts, net	1,090	785
Share based compensation	72	45
(Increase) decrease in assets:
Interest receivable	(120)	(163)
Other assets	(238)	(236)
Increase (decrease) in liabilities:
Accrued expenses	549	112
Interest payable	(932)	(1,259)
Management fees payable to affiliate	25	10
Net cash provided by (used in) operating activities	(1,205)	(2,383)
Cash flows provided by (used in) investing activities:
Purchases of securities	(435,617)	(503,821)
Proceeds from sale of securities	437,761	432,897
Principal repayments of securities	20,321	19,549
Proceeds from investments sold short	107,893	154,751
Repurchase of investments sold short	(107,308)	(142,811)
Proceeds from disposition of financial derivatives	8,216	9,101
Purchase of financial derivatives	(3,428)	(7,381)
Payments made on reverse repurchase agreements	(687,682)	(339,896)
Proceeds from reverse repurchase agreements	687,682	337,868
Due from brokers, net	(867)	749
Due to brokers, net	13,677	(6,115)
Net cash provided by (used in) investing activities	40,648	(45,109)

See Notes to Consolidated Financial Statements

ELLINGTON CREDIT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three-Month Period Ended
	March 31, 2024	March 31, 2023
Cash flows provided by (used in) financing activities:
Net proceeds from the issuance of common shares(1)	$7,430	$3,516
Offering costs paid	(122)	—
Dividends paid	(4,659)	(3,269)
Borrowings under repurchase agreements	1,178,581	1,462,864
Repayments of repurchase agreements	(1,224,953)	(1,429,649)
Due from brokers, net	(1,687)	11,358
Due to brokers, net	(10,124)	4,513
Cash provided by (used in) financing activities	(55,534)	49,333
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,091)	1,841
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,533	34,816
CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,442	$36,657
Supplemental disclosure of cash flow information:
Interest paid	$11,030	$10,969
Dividends payable	1,586	1,106
(1)Net of discount and commissions.
See Notes to Consolidated Financial Statements

ELLINGTON CREDIT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(UNAUDITED)
1. Organization and Investment Objective
Ellington Credit Company, or "EARN," (formerly Ellington Residential Mortgage REIT) was initially formed as a Maryland real estate investment trust, or "REIT," on August 2, 2012, and commenced operations on September 25, 2012, with a focus on acquiring, investing in, and managing residential mortgage- and real estate-related assets through its wholly owned subsidiaries. EARN conducts its business through its wholly owned subsidiaries, EARN OP GP LLC, or the "General Partner," and Ellington Residential Mortgage LP, or the "Operating Partnership," which were formed as a Delaware limited liability company and a Delaware limited partnership, respectively, on July 31, 2012 and commenced operations on September 25, 2012. The Operating Partnership conducts its business of acquiring, investing in, and managing targeted assets through its wholly owned subsidiaries. EARN, the General Partner, the Operating Partnership, and their consolidated subsidiaries are hereafter defined as the "Company."
On March 29, 2024, the Company's Board of Trustees approved a strategic transformation, the "CLO Strategic Transformation," of the Company's investment strategy to focus on corporate collateralized loan obligations, or "CLOs." In connection with the CLO Strategic Transformation, the Company revoked its status as a REIT under the Internal Revenue Code of 1986, as amended, or "the Code," and, effective January 1, 2024, conducts its operations as a taxable C-Corp and maintains its exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act." On April 19, 2024, the Company changed its name and amended its declaration of trust and bylaws accordingly. Later in 2024, the Company intends to convert to a closed-end fund to be treated as a regulated investment company, or "RIC," subject to shareholder approval of certain matters. After such conversion to a closed-end fund, the Company would be required to comply with the rules and regulations of the Investment Company Act.
The Company began acquiring and actively managing a portfolio CLOs during the year ended December 31, 2023. The Company's targeted investments may range from unrated first loss securities to AAA senior securities.
Prior to the CLO Strategic Transformation, the Company focused on acquiring and managing RMBS, for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," and RMBS that do not carry such guarantees, or "non-Agency RMBS," such as RMBS backed by prime jumbo, Alternative A-paper, manufactured housing, and subprime residential mortgage loans. Agency RMBS include both Agency pools and Agency collateralized mortgage obligations, or "CMOs," and non-Agency RMBS primarily consist of non-Agency CMOs, both investment grade and non-investment grade. As a result of the CLO Strategic Transformation, the Company intends to gradually liquidate its portfolio of mortgage-related assets and invest its capital in CLOs.
Ellington Credit Company Management LLC, formerly known as Ellington Residential Mortgage Management LLC, or the "Manager," serves as the Manager of the Company pursuant to the terms of the Fifth Amended and Restated Management Agreement, as amended, or the "Management Agreement." The Manager is an affiliate of Ellington Management Group, L.L.C., or "EMG," an investment management firm that is an SEC-registered investment adviser with a longstanding history of investing in CLOs across a wide variety of market conditions. In accordance with the terms of the Management Agreement and the Services Agreement (as described in Note 9), the Manager is responsible for administering the Company's business activities and day-to-day operations, and performs certain services, subject to oversight by the Board of Trustees. See Note 9 for further information on the Management Agreement.
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP," and Regulation S-X. Entities in which the Company has a controlling financial interest, through ownership of the majority of the entities' voting equity interests, or through other contractual rights that give the Company control, are consolidated by the Company. All inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material. In management's opinion, all material adjustments considered necessary for a fair statement of the Company's interim consolidated financial statements have been included and are only of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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
•Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that the Company generally includes in this category are Agency RMBS, U.S. Treasury securities, certain non-Agency RMBS, CLOs, and actively traded derivatives such as TBAs, interest rate swaps, swaptions, credit default swaps, or "CDS", foreign currency forwards, and other over-the-counter derivatives; and
•Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. Currently, this category generally includes certain CLOs, CDS, and RMBS, such as certain non-Agency RMBS and certain Agency interest only securities, or "IOs," where there is less price transparency.
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
Interest rate swaps, swaptions, and foreign currency forwards are typically valued based on internal models that use observable market data, including applicable interest rates and foreign currency rates in effect as of the measurement date; the model-generated valuations are then typically compared to counterparty valuations for reasonableness; These financial derivatives are generally designated as Level 2 instruments.
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
The Company's reverse repurchase agreements and repurchase agreements are carried at cost, which approximates fair value. Reverse repurchase agreements and repurchase agreements are classified as Level 2 assets and liabilities based on the adequacy of the collateral and their short term nature.
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
(G) Financial Derivatives: The Company enters into various types of financial derivatives subject to its investment guidelines. The Company's financial derivatives are predominantly subject to bilateral master trade agreements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Company may be required to deliver or may receive cash or securities as collateral upon entering into derivative transactions. In addition, changes in the relative value of financial derivative transactions may require the Company or the counterparty to post or receive additional collateral. In the case of cleared financial derivatives, the clearinghouse becomes the Company's counterparty and a futures commission merchant acts as intermediary between the Company and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral. Collateral received by the Company is reflected on the Consolidated Balance Sheet as "Due to Brokers." Conversely, collateral posted by the Company is reflected as "Due from Brokers" on the Consolidated Balance Sheet. The types of financial derivatives that have been utilized by the Company to date include interest rate swaps, TBAs, swaptions, and futures.
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
Forward Currency Contracts: A forward currency contract is an agreement between two parties to purchase or sell a specific quantity of currency with the delivery and settlement at a specific future date and exchange rate. During the period the forward currency contract is open, changes in the value of the contract are recognized as unrealized gains or losses. When the contract is settled, the Company records a realized gain or loss equal to the difference between the proceeds of the closing transaction and the Company's basis in the contract.
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
(P) Foreign Currency: The functional currency of the Company is U.S. dollars. Assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at current exchange rates at the following dates: (i) assets, liabilities, and unrealized gains/losses—at the valuation date; and (ii) income, expenses, and realized gains/losses—at the accrual/transaction date. For investments and financial derivatives denominated in a foreign currency, the Company isolates the portion of realized and change in unrealized gain (loss) resulting from changes in the foreign currency exchange rate from the fluctuations arising from changes in fair value (as measured in such foreign currency). Changes in realized and change in unrealized gain (loss) due to foreign currency are included in Other, net, on the Consolidated Statement of Operations.
The Company's reporting currency is U.S. Dollars. If the Company has investments in unconsolidated entities that have a functional currency other than U.S. Dollars, the fair value is translated to U.S. dollars using the current exchange rate at the valuation date. The cumulative translation adjustment, if any, associated with the Company's investments in unconsolidated entities is recorded in accumulated other comprehensive income (loss), a component of consolidated shareholders' equity.
(Q) Share Repurchases: Common shares that are repurchased by the Company subsequent to issuance are immediately retired upon settlement and decrease the total number of shares issued and outstanding. The cost of such share repurchases is charged against Additional paid-in-capital on the Company's Consolidated Balance Sheet.
(R) Income Taxes: The Company has revoked its previous election to be taxed as a REIT under Sections 856 through 860 of the Code and will operate as a C-Corp subject to U.S. federal, state, and local corporate income taxes for the tax year beginning January 1, 2024. The Company's financial results reflect provisions for any current or deferred income taxes.
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or its open tax years (2020, 2021, 2022, and 2023). In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period and its open tax years. The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any of such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. The Company recognizes interest and penalties, if any, related to uncertain tax positions, as income tax expense included in Income tax expense (benefit) on the Consolidated Statement of Operations. See Note 11 for additional details on income taxes.
(S) Recent Accounting Pronouncements: In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09") which requires disaggregated information about a reporting entities effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 will be applied on a prospective basis with the option to apply ASU 2023-09 retrospectively. The Company is still assessing the impact of ASU 2023-09 on the Company's consolidated financial statements.
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
The following tables present details of the Company's investments in securities as of March 31, 2024 and December 31, 2023.
March 31, 2024:

		Unamortized Premium (Discount)		Gross Unrealized			Weighted Average
($ in thousands)	Current Principal		Amortized Cost	Gains	Losses	Fair Value	Coupon(1)(2)	Yield	Life (Years)(3)
RMBS:
Agency:
15-year fixed-rate mortgages	$28,173	$193	$28,366	$12	$(1,005)	$27,373	3.77%	3.44%	2.87
20-year fixed-rate mortgages	4,387	347	4,734	4	(504)	4,234	4.49%	2.74%	5.19
30-year fixed-rate mortgages	720,307	(20,207)	700,100	3,448	(17,142)	686,406	4.49%	4.78%	6.36
Adjustable rate mortgages	7,043	788	7,831	—	(792)	7,039	4.88%	2.69%	4.04
Reverse mortgages	13,565	1,777	15,342	—	(1,133)	14,209	6.10%	2.67%	4.62
Interest only securities(4)	n/a	n/a	5,454	1,160	(113)	6,501	2.76%	16.25%	5.86
Non-Agency:
Principal and interest securities	9,942	(1,808)	8,134	1,537	(24)	9,647	9.38%	10.89%	5.48
Interest only securities(4)	n/a	n/a	8,432	3,113	—	11,545	0.22%	16.40%	9.03
CLO Notes	39,096	(6,683)	32,413	1,622	(274)	33,761	12.22%	16.18%	4.40
CLO Equity	n/a	n/a	11,602	169	(444)	11,327	n/a	26.49%	6.18
Total	$822,513	$(25,593)	$822,408	$11,065	$(21,431)	$812,042	4.92%	5.67%	6.12
(1)Weighted average coupon represents the weighted average coupons of the securities, rather than, in the case of collateralized securities, the weighted average coupon rates on the underlying collateral.
(2)Total weighted average coupon excludes CLO equity securities and interest only RMBS.
(3)Expected average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.
(4)Weighted average coupon is based on a notional principal amount of $76.3 million and $1.04 billion, for Agency and non-Agency interest only securities, respectively.

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
(2)Total weighted average coupon excludes CLO equity securities and interest only RMBS.
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
By Estimated Weighted Average Life
As of March 31, 2024:

($ in thousands)	Agency RMBS			Agency IOs
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$85,771	$85,781	5.83%	$1,820	$1,437	2.09%
Greater than three years and less than seven years	290,993	297,357	5.02%	1,481	1,246	4.35%
Greater than seven years and less than eleven years	362,497	373,235	3.80%	3,200	2,771	3.44%
Total	$739,261	$756,373	4.49%	$6,501	$5,454	2.76%
(1)Expected average lives of RMBS are generally shorter than stated contractual maturities.
(2)Weighted average coupon represents the weighted average coupons of the securities rather than the coupon rates on the underlying collateral.

($ in thousands)	Non-Agency RMBS			Non-Agency IOs			CLOs(3)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$1,764	$1,756	7.45%	$—	$—	—%	$7,392	$6,754	11.55%
Greater than three years and less than seven years	6,058	5,228	11.34%	—	—	—%	23,620	22,942	12.24%
Greater than seven years and less than eleven years	1,825	1,150	5.94%	11,545	8,432	0.22%	2,749	2,717	14.06%
Total	$9,647	$8,134	9.38%	$11,545	$8,432	0.22%	$33,761	$32,413	12.22%
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
(3)CLOs excludes CLO Equity.
The following tables reflect the components of net interest income (expense) by security type for the three-month period ended March 31, 2024 and 2023:

	Three-Month Period Ended March 31, 2024			Three-Month Period Ended March 31, 2023
($ in thousands)	Net Coupon Interest	Net Amortization	Net Interest Income (Expense)	Net Coupon Interest	Net Amortization	Net Interest Income (Expense)
Agency RMBS	$8,457	$(1,054)	$7,403	$9,274	$(1,084)	$8,190
Non-Agency RMBS	897	(333)	564	659	(82)	577
CLOs	1,288	(44)	1,244	—	—	—
U.S. Treasury securities	(68)	30	(38)	—	—	—
Total	$10,574	$(1,401)	$9,173	$9,933	$(1,166)	$8,767

For the three-month periods ended March 31, 2024 and 2023, the Catch-up Amortization Adjustment was $(0.9) million and $(0.3) million, respectively.
At March 31, 2024, the Company had gross unrealized losses on securities of $(21.4) million, of which $(1.2) million relates primarily to adverse changes in estimated future cash flows on CLOs and Agency IOs. At December 31, 2023, the Company had gross unrealized losses on securities of $(25.4) million, of which $(0.2) million relates primarily to adverse changes in estimated future cash flows on CLOs and Agency IOs.
The Company determined for certain securities that a portion of such securities' cost basis is not collectible; for the three-month periods ended March 31, 2024 and 2023, the Company recognized realized losses on such securities of $(13) thousand and $(0.2) million, respectively. Such realized losses are reflected in Net realized gains (losses) on securities, on the Consolidated Statement of Operations.
4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
March 31, 2024:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Securities:
Agency RMBS:
15-year fixed-rate mortgages	$—	$27,373	$—	$27,373
20-year fixed-rate mortgages	—	4,234	—	4,234
30-year fixed-rate mortgages	—	686,406	—	686,406
Adjustable rate mortgages	—	7,039	—	7,039
Reverse mortgages	—	14,209	—	14,209
Interest only securities	—	2,581	3,920	6,501
Non-Agency RMBS	—	15,364	5,828	21,192
CLOs	—	19,492	25,596	45,088
Total securities, at fair value	—	776,698	35,344	812,042
Financial derivatives–assets, at fair value:
TBAs	—	134	—	134
Interest rate swaps	—	81,993	—	81,993
Futures	203	—	—	203
Total financial derivatives–assets, at fair value	203	82,127	—	82,330
Total securities and financial derivatives–assets, at fair value	$203	$858,825	$35,344	$894,372
Liabilities:
Financial derivatives–liabilities, at fair value:
TBAs	$—	$(208)	$—	$(208)
Interest rate swaps	—	(4,831)	—	(4,831)
Credit default swaps	—	(707)	—	(707)
Total financial derivatives–liabilities, at fair value	$—	$(5,746)	$—	$(5,746)

December 31, 2023:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Securities:
Agency RMBS:
15-year fixed-rate mortgages	$—	$27,847	$—	$27,847
20-year fixed-rate mortgages	—	7,863	—	7,863
30-year fixed-rate mortgages	—	670,294	—	670,294
Adjustable rate mortgages	—	7,119	—	7,119
Reverse mortgages	—	14,874	—	14,874
Interest only securities	—	4,253	3,162	7,415
Non-Agency RMBS	—	10,443	10,276	20,719
CLOs	—	11,816	5,601	17,417
Total securities, at fair value	—	754,509	19,039	773,548
Financial derivatives–assets, at fair value:
TBAs	—	654	—	654
Interest rate swaps	—	71,341	—	71,341
Futures	2,284	—	—	2,284
Total financial derivatives–assets, at fair value	2,284	71,995	—	74,279
Total securities and financial derivatives–assets, at fair value	$2,284	$826,504	$19,039	$847,827
Liabilities:
Financial derivatives–liabilities, at fair value:
TBAs	$—	$(1,876)	$—	$(1,876)
Interest rate swaps	—	(4,758)	—	(4,758)
Futures	(63)	—	—	(63)
Credit default swaps	—	(632)	—	(632)
Total financial derivatives–liabilities, at fair value	$(63)	$(7,266)	$—	$(7,329)

The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value.
Three-Month Period Ended March 31, 2024:

(In thousands)	Non-Agency RMBS	Agency RMBS	CLOs
Ending balance as of December 31, 2023	$10,276	$3,162	$5,601
Purchases	—	—	16,952
Proceeds from sales	—	(263)	—
Principal repayments	(13)	—	(1,620)
(Amortization)/accretion, net	(258)	(180)	(34)
Net realized gains (losses)	42	20	34
Change in net unrealized gains (losses)	491	179	(379)
Transfers:
Transfers into level 3	1,811	1,002	6,456
Transfers out of level 3	(6,521)	—	(1,414)
Ending balance as of March 31, 2024	$5,828	$3,920	$25,596
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at March 31, 2024, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended March 31, 2024. For Level 3 financial instruments held by the Company as of March 31, 2024, change in net unrealized gains (losses) of $0.1 million, $0.2 million, and $0.4 million, for the three-month period ended March 31, 2024 relate to non-Agency RMBS, Agency RMBS, and CLOs, respectively.
At March 31, 2024, the Company transferred $7.9 million of assets from Level 3 to Level 2 and $9.3 million of assets from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
Three-Month Period Ended March 31, 2023:

(In thousands)	Non-Agency RMBS	Agency RMBS
Ending balance as of December 31, 2022	$11,834	$4,085
Purchases	3,982	—
Proceeds from sales	—	—
Principal repayments	(113)	(45)
(Amortization)/accretion, net	(70)	(197)
Net realized gains (losses)	58	(183)
Change in net unrealized gains (losses)	145	145
Transfers:
Transfers into level 3	2,631	1,057
Transfers out of level 3	(2,967)	(2,311)
Ending balance as of March 31, 2023	$15,500	$2,551
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of March 31, 2023, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended March 31, 2023. For Level 3 financial instruments held by the Company as of March 31, 2023, change in net unrealized gains (losses) of $0.2 million and $25 thousand, for the three-month period ended March 31, 2023 relate to non-Agency RMBS and Agency RMBS, respectively.
At March 31, 2023, the Company transferred $5.3 million of assets from Level 3 to Level 2 and $3.7 million of assets from Level 2 to Level 3. Transfers between these hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of March 31, 2024:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$3,038	Market quotes	Non-Binding Third-Party Valuation	$34.32	$109.36	$95.68
	2,790	Discounted Cash Flows
	$5,828		Yield	5.9%	15.4%	10.4%
			Projected Collateral Prepayments	26.0%	38.3%	30.7%
			Projected Collateral Losses	0.0%	8.2%	2.7%
			Projected Collateral Recoveries	6.4%	21.0%	16.1%
Agency RMBS–Interest Only Securities	$2,567	Market quotes	Non-Binding Third-Party Valuation	$3.63	$19.58	$9.69
	1,353	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	32	5,062	866
	$3,920		Projected Collateral Prepayments	15.3%	91.4%	64.9%
CLOs	$15,161	Market quotes	Non-Binding Third-Party Valuation	$32.00	$100.00	$72.97
	10,435	Discounted Cash Flows
	$25,596		Yield	10.0%	61.9%	28.3%
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

The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$22,442	$22,442	$38,533	$38,533
Due from brokers	5,261	5,261	3,245	3,245
Liabilities:
Repurchase agreements	683,171	683,171	729,543	729,543
Due to brokers	58,238	58,238	54,476	54,476
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
5. Financial Derivatives
The Company manages certain risks associated with its investments and borrowings, including interest rate, credit, liquidity, and foreign exchange rate risk primarily by managing the amount, sources, and duration of its investments and borrowings, and through the use of derivative financial instruments. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash receipts and its known or expected cash payments principally related to its investments and borrowings, as well as to mitigate changes in the fair value of its investments that are caused by changes in overall market conditions.
The following table details the fair value of the Company's holdings of financial derivatives as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$28	$654
TBA securities sale contracts	106	—
Fixed payer interest rate swaps	80,925	67,719
Fixed receiver interest rate swaps	1,068	3,622
Futures	203	2,284
Total financial derivatives–assets, at fair value	82,330	74,279
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(61)	(13)
TBA securities sale contracts	(147)	(1,863)
Fixed payer interest rate swaps	(840)	(4,182)
Fixed receiver interest rate swaps	(3,991)	(576)
Futures	—	(63)
Credit default swaps	(707)	(632)
Total financial derivatives–liabilities, at fair value	(5,746)	(7,329)
Total, net	$76,584	$66,950

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of March 31, 2024 and December 31, 2023.
March 31, 2024:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$61,875	$1,706	2.69%	5.34%	0.12
2025	100,268	3,839	2.98	5.33	1.48
2027	40,545	2,028	3.01	5.34	3.47
2028	104,647	7,397	2.74	5.33	4.26
2029	79,000	7,482	2.40	5.34	4.98
2030	97,200	9,819	2.50	5.34	6.17
2031	123,515	18,871	1.81	5.34	7.23
2032	104,377	15,673	1.74	5.34	7.88
2033	76,900	1,151	3.69	5.34	9.00
2034	4,050	(4)	3.86	5.33	9.90
2037	35,000	4,165	2.85	5.34	13.32
2038	39,500	(428)	4.01	5.33	14.41
2040	500	186	0.90	5.33	16.57
2041	10,961	3,737	1.33	5.33	17.35
2049	3,564	1,264	1.63	5.33	25.58
2050	780	422	0.64	5.33	26.29
2052	10,000	2,777	2.28	5.34	28.06
Total	$892,682	$80,085	2.59%	5.34%	6.51
December 31, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$73,693	$2,161	2.27%	5.38%	0.33
2025	100,268	2,960	2.98	5.39	1.72
2027	40,545	1,164	3.01	5.38	3.71
2028	104,647	5,264	2.74	5.39	4.51
2029	65,987	5,528	2.17	5.38	5.25
2030	97,200	7,141	2.50	5.38	6.42
2031	123,515	16,138	1.81	5.38	7.48
2032	104,377	15,932	1.74	5.38	8.13
2033	76,900	(782)	3.69	5.38	9.25
2037	35,000	2,842	2.85	5.38	13.56
2038	39,500	(2,072)	4.01	5.39	14.66
2040	500	165	0.90	5.33	16.82
2041	10,961	3,395	1.33	5.39	17.60
2049	3,564	1,156	1.63	5.39	25.83
2050	780	394	0.64	5.39	26.54
2052	10,000	2,151	2.28	5.38	28.31
Total	$887,437	$63,537	2.54%	5.38%	6.68

The following tables provide information about the Company's fixed receiver interest rate swaps as of March 31, 2024 and December 31, 2023.
March 31, 2024:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2026	$1,007	$(8)	5.33%	4.26%	1.88
2028	26,070	(586)	5.33	3.57	4.20
2029	32,074	(489)	5.33	3.70	4.85
2030	13,000	(691)	5.34	3.31	6.01
2031	25,700	(723)	5.33	3.49	6.76
2033	95,829	606	5.33	3.96	9.37
2034	25,401	(840)	5.33	3.48	9.79
2040	500	(192)	5.34	0.84	16.57
Total	$219,581	$(2,923)	5.33%	3.72%	7.62
December 31, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2026	$61	$—	5.38%	4.06%	2.45
2028	10,070	(19)	5.39	3.50	5.00
2029	20,000	19	5.38	3.55	5.01
2030	13,000	(330)	5.38	3.31	6.26
2031	25,700	31	5.38	3.49	7.01
2033	95,829	3,572	5.39	3.96	9.62
2034	23,000	(54)	5.38	3.44	10.01
2040	500	(173)	5.38	0.84	16.82
Total	$188,160	$3,046	5.38%	3.71%	8.36
Futures
The following tables provide information about the Company's futures as of March 31, 2024 and December 31, 2023.
March 31, 2024:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Assets:
Long Contracts:
U.S. Treasury Futures	$32,100	$196	2.80
Short Contracts:
U.S. Treasury Futures	(5,400)	1	2.97
Euro FX Futures	(4,500)	6	2.60
Total, net	$22,200	$203	2.80

December 31, 2023:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Assets:
Long Contracts:
U.S. Treasury Futures	$84,600	$2,284	2.69
Liabilities:
Short Contracts:
U.S. Treasury Futures	(5,400)	(63)	2.93
Total, net	$79,200	$2,221	2.70
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
As of March 31, 2024 and December 31, 2023, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	March 31, 2024				December 31, 2023
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$17,330	$16,984	$17,012	$28	$79,722	$78,709	$79,363	$654
Liabilities	48,890	46,673	46,612	(61)	27,700	28,398	28,385	(13)
	66,220	63,657	63,624	(33)	107,422	107,107	107,748	641
Sale contracts:
Assets	(24,739)	(23,536)	(23,430)	106	—	—	—	—
Liabilities	(42,091)	(40,050)	(40,197)	(147)	(78,285)	(69,206)	(71,069)	(1,863)
	(66,830)	(63,586)	(63,627)	(41)	(78,285)	(69,206)	(71,069)	(1,863)
Total TBA securities, net	$(610)	$71	$(3)	$(74)	$29,137	$37,901	$36,679	$(1,222)
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

The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the three-month period ended March 31, 2024 and the year ended December 31, 2023:

Derivative Type	Three-Month Period Ended March 31, 2024	Year Ended December 31, 2023
	(In thousands)
Interest rate swaps	$1,090,580	$861,689
TBAs	194,352	289,786
Futures	61,675	67,592
Credit default swaps	25,466	14,989
Gains and losses on the Company's financial derivatives for the three-month periods ended March 31, 2024 and 2023 are summarized in the tables below:

	Three-Month Period Ended March 31, 2024
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$5,812	$(1,167)	$4,645	$(111)	$11,111	$11,000
TBAs		(707)	(707)		1,148	1,148
Futures		(174)	(174)		(2,018)	(2,018)
Credit Default Swaps		(305)	(305)		86	86
Total	$5,812	$(2,353)	$3,459	$(111)	$10,327	$10,216

	Three-Month Period Ended March 31, 2023
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$1,769	$(3,060)	$(1,291)	$2,432	$(9,958)	$(7,526)
TBAs		3,534	3,534		(4,749)	(4,749)
Futures		(500)	(500)		1,724	1,724
Total	$1,769	$(26)	$1,743	$2,432	$(12,983)	$(10,551)
At March 31, 2024, the Company held credit default swaps representing purchased protection on corporate bond indices with a notional value of $24.0 million and a fair value of $(0.7) million; the weighted average remaining maturity on such contracts was 5.2 years. At December 31, 2023, the Company held credit default swaps representing purchased protection on corporate bond indices with a notional value of $25.9 million and a fair value of $(0.6) million; the weighted average remaining maturity on such contracts was 5.0 years.

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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of both March 31, 2024 and December 31, 2023, the Company had outstanding borrowings under repurchase agreements with 19 counterparties.
The following table details the Company's outstanding borrowings under repurchase agreements as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 days or less	$635,342	5.46%	12	$676,074	5.54%	17
31-60 days	1,238	6.00	53	1,256	6.23	44
61-90 days	11,396	5.62	73	2,933	6.23	67
181-360 days	10,414	5.49	276	—	—	—
Total Agency RMBS	658,390	5.46	17	680,263	5.55	17
Non-Agency RMBS and CLOs:
30 days or less	4,920	6.85	13	6,782	6.89	15
31-60 days	2,047	6.65	46	4,875	6.80	46
61-90 days	4,290	6.52	68	6,801	6.58	67
Total Non-Agency RMBS and CLOs	11,257	6.69	40	18,458	6.75	42
U.S. Treasury Securities
30 days or less	13,524	4.71	1	30,822	5.53	2
Total U.S. Treasury Securities	13,524	4.71	1	30,822	5.53	2
Total	$683,171	5.47%	17	$729,543	5.58%	17
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.

As of March 31, 2024 and December 31, 2023, the fair value of securities transferred as collateral under outstanding borrowings under repurchase agreements was $722.3 million and $791.5 million, respectively. Collateral transferred under outstanding borrowings under repurchase agreements as of March 31, 2024 and December 31, 2023, includes RMBS in the amount of $37.5 million and $51.0 million, respectively, that were sold prior to period end but for which such sale had not yet settled. In addition as of March 31, 2024 and December 31, 2023, the Company posted to/(received from) repurchase agreement counterparties net cash collateral of $0.6 million and $(11.2) million, respectively, as a result of margin calls with various repurchase agreement counterparties. Additionally, as of March 31, 2024 and December 31, 2023, repurchase agreement counterparties posted/(received) RMBS of $(1.4) million and $0.8 million, respectively, to/(from) the Company as a result of margin calls.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. There was no counterparty for which the amount at risk was greater than 10% of shareholders' equity as of either March 31, 2024 or December 31, 2023.
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
The following tables present information about certain assets and liabilities representing financial instruments as of March 31, 2024 and December 31, 2023. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
March 31, 2024:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$82,330	$(5,700)	$—	$(56,477)	$20,153
Liabilities:
Financial derivatives–liabilities	(5,746)	5,700	—	17	(29)
Repurchase agreements	(683,171)	—	682,566	605	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase and reverse repurchase agreements and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. As of March 31, 2024, the fair value of financial instruments transferred or pledged as collateral on the Company's repurchase agreements, net of the fair value of any financial instruments received by the Company as the result of margin calls, were $723.7 million. As of March 31, 2024, total cash collateral (received) pledged on financial derivative assets and financial derivative liabilities excludes $2.8 million and $0.3 million, respectively, of net excess cash collateral.
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
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. As of December 31, 2023, the fair value of financial instruments transferred or pledged as collateral on the Company's repurchase agreements, net of the fair value of any financial instruments received by the Company as a result of margin calls, were $790.6 million. As of December 31, 2023, total cash collateral (received) pledged on financial derivative assets and financial derivative liabilities excludes $1.4 million and $0.1 million, respectively, of net excess cash collateral.
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
8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of March 31, 2024 and December 31, 2023, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three-month periods ended March 31, 2024 and 2023:

	Three-Month Period Ended
(In thousands except for share amounts)	March 31, 2024	March 31, 2023
Numerator:
Net income (loss)	$3,961	$2,337
Denominator:
Basic and diluted weighted average shares outstanding	19,548,408	13,666,707
Basic and diluted earnings per share	$0.20	$0.17
9. Related Party Transactions
Management Agreement
The Company is party to the Management Agreement, which has a current term that expires on September 24, 2024. The Company is externally managed and advised by the Manager. Pursuant to the terms of the Management Agreement, the Manager provides the Company with its management team, including its officers, and appropriate support personnel. The Company does not have any employees. The Manager is responsible for the day-to-day operations of the Company.
The Manager receives an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For the three-month periods ended March 31, 2024 and 2023, the total management fee incurred was $0.5 million and $0.4 million, respectively.
The Management Agreement has historically been renewed automatically each year. However, as described in Note 1, later in 2024 the Company intends to convert to a closed-end fund to be treated as a regulated investment company, subject to shareholder approval of certain matters, which would include approval of a new management agreement.

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
During the three-month periods ended March 31, 2024 and 2023, the Company reimbursed the Manager $1.0 million and $0.9 million, respectively, for previously incurred operating and compensation expenses. As of both March 31, 2024 and December 31, 2023, the outstanding payable to the Manager for operating and compensation expenses was $0.4 million and is included in Accrued expenses on the Consolidated Balance Sheet.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of March 31, 2024 and December 31, 2023, there were 19,819,610 and 18,601,464 common shares outstanding, respectively. No preferred shares have been issued.
Detailed below is a roll forward of the Company's common shares outstanding for the three-month periods ended March 31, 2024 and 2023:

	Three-Month Period Ended
	March 31, 2024	March 31, 2023
Common Shares Outstanding ( 12/31/2023 and 12/31/2022, respectively)	18,601,464	13,377,840
Share Activity:
Common shares issued	1,218,146	455,671
Forfeiture of common shares to satisfy tax withholding obligations	—	(3,108)
Common Shares Outstanding (3/31/2024 and 3/31/2023, respectively)	19,819,610	13,830,403
Unvested restricted shares outstanding (3/31/2024 and 3/31/2023, respectively)	53,448	44,804

The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at March 31, 2024:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	32,920	September 13, 2023	September 12, 2024
Partially dedicated employees:
	6,055	December 15, 2022	December 15, 2024
	7,237	December 14, 2023	December 14, 2024
	7,236	December 14, 2023	December 14, 2025
(1)Date at which such restricted shares will vest and become non-forfeitable.
On May 16, 2023, the Company's 2023 Equity Incentive Plan became effective and replaced the Company's 2013 Equity Incentive Plan. Awards previously granted under the 2013 Equity Incentive Plan remain outstanding and valid in accordance with their terms, but no new awards will be granted under the 2013 Equity Incentive Plan. As of March 31, 2024, there were 1,143,843 shares available for future issuance under the Company's 2023 Equity Incentive Plan.
On June 13, 2018, the Company's Board of Trustees approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. From inception of the current share repurchase program adopted on June 13, 2018 through March 31, 2024, the Company repurchased 474,192 of its common shares at an aggregate cost of $4.4 million, and an average price per share of $9.21. The Company did not repurchase any shares during either of the three-month periods ended March 31, 2024 and 2023.
On April 2, 2021, the Company implemented an "at-the-market" offering program, or the "2021 ATM program," by entering into equity distribution agreements with third party sales agents under which it was authorized to offer and sell up to $75.0 million of common shares from time to time. The 2021 ATM program was terminated in connection with the establishment of the 2023 ATM program, hereinafter defined. On November 14, 2023, the Company implemented an "at the market" offering program, or the "2023 ATM program," by entering into equity distribution agreements with third party sales agents under which it was authorized to offer and sell up to $100.0 million of common shares from time to time. In the aggregate, under the 2021 ATM program and 2023 ATM program, during the three-month period ended March 31, 2024, the Company issued 1,218,146 common shares, which provided $7.4 million of net proceeds after $0.1 million of commissions and offering costs. As of March 31, 2024, the Company's remaining authorization under the 2023 ATM program was $78.4 million.
Distribution Policy
The timing and frequency of distributions will be determined by the Board of Trustees based upon a variety of factors deemed relevant by the Company's trustees, including restrictions under applicable law and capital requirements of the Company. Distributions to shareholders generally will be taxable as ordinary income, although a portion of such distributions may be designated as long-term capital gain or qualified dividend income, or may constitute a return of capital. The Company will furnish annually to each shareholder a statement setting forth distributions paid or deemed paid during the preceding year and their U.S. federal income tax treatment.
11. Income Taxes
Effective for the tax year beginning January 1, 2024, the Company has revoked its prior REIT election and is operating as a taxable C-Corp, subject to applicable U.S. federal, state, and local income tax. The Company had a pre-tax U.S. federal net operating loss carryforward ("NOL Carryforward") of approximately $36.2 million and $39.0 million as of March 31, 2024 and December 31, 2023, respectively. As a result of the change from a REIT to a taxable C-Corp, as of January 1, 2024, the Company is establishing a deferred tax asset related to its NOL Carryforward, which it plans to utilize to offset a majority of its U.S. federal taxable income and a portion of its state and local taxable income, as discussed in more detail below.
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, or "ASC 740." Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes. For the three-month period ended March 31, 2024, the Company recorded an income tax expense (benefit) of $0.3 million. No such expense was recorded for the three-month period ended March 31, 2023, during which time the Company was operating as a REIT and generally not subject to income tax.
The Company evaluates its deferred tax assets for recoverability using an approach which considers the relative impact of negative and positive evidence, including historical profitability and projections of future taxable income. For the three-month period ended March 31, 2024, the Company anticipates utilizing approximately $0.6 million of its deferred tax assets to offset a portion of its taxable income, and is recording a valuation allowance of $11.1 million to fully reserve against the remaining deferred tax assets.
The Company is subject to a federal tax rate of 21%, and expected state and local taxes with a combined estimated rate of 9.52%. The establishment of the deferred benefit has reduced our estimated effective federal tax rate to 3.3% and combined state and local tax rate to 3.8%.
Based on its analysis of any potential uncertain income tax positions, the Company concluded that it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of March 31, 2024 or December 31, 2023. Tax authorities in the relevant jurisdictions may select the Company's tax returns for audit and propose adjustments before the expiration of the statute of limitations. Tax returns filed for the Company's open tax years or any ongoing audits remain open to adjustment in the major tax jurisdictions.
12. Commitments and Contingencies
From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. The Company provides current trustees and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of March 31, 2024 and December 31, 2023 and management is not aware of any significant contingencies at March 31, 2024.
13. Subsequent Events
Dividends
On April 8, 2024, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on May 28, 2024 to shareholders of record as of April 30, 2024.
On May 7, 2024, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on June 25, 2024 to shareholders of record as of May 31, 2024.
Rights Agreement
As discussed in Note 11, the Company has generated a NOL carryforward and it may generate NOL carryforwards in the future. Section 382 of the Code of 1986 ("Section 382") contains rules that limit the ability of a company that undergoes an "ownership change" as defined in Section 382 to utilize its NOL carryforwards and certain built-in losses recognized in years after the ownership change. A company generally experiences an ownership change if the percentage of the value of its shares owned by certain "5% shareholders, as such term is defined in Section 382, increases by more than 50% over a rolling three-year period.
If the Company undergoes an ownership change for purposes of Section 382 as a result of future transactions involving its shares, including purchases or sales of shares by current or future 5% shareholders or new issuance of shares by the Company, its ability to use its NOL carryforwards and to recognize certain built-in losses would be subject to the limitations of Section 382. Depending on the resulting limitation, a significant portion of the Company's NOL carryforwards could expire before the Company would be able to use them or could be significantly delayed in their application to offsetting income.
The Company has entered into a Rights Agreement with Equiniti Trust Company, LLC (the "Rights Agreement"); for additional details see the Company's Current Report on Form 8-K filed on April 23, 2024. The Rights Agreement is designed to preserve shareholder value and the value of certain tax assets primarily associated with NOL carryforwards and built-in losses under Section 382. The Rights Agreement is intended to act as a deterrent to any person or group acquiring 4.9% or more of our outstanding common shares, without the approval of the Company's Board of Trustees.

The Rights Agreement will expire on the earliest of April 23, 2025 or certain events as outlined in the Rights Agreement, such as if the Board determines that no applicable tax benefits may be carried forward or if the Company completes a conversion to a closed-end fund registered under the Investment Company Act of 1940, as amended, that would be treated as a RIC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
In this Quarterly Report on Form 10-Q, except where the context suggests otherwise, "EARN," "we," "us," and "our" refer to Ellington Credit Company and its subsidiaries, our "Manager" refers to Ellington Credit Company Management LLC, our external manager, and "Ellington" refers to Ellington Management Group, L.L.C. and its affiliated investment advisory firms.
Special Note Regarding Forward-Looking Statements
When used in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission, or the "SEC," or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as "believe," "expect," "anticipate," "estimate," "project," "plan," "continue," "intend," "should," "would," "could," "goal," "objective," "will," "may," "seek," or similar expressions or their negative forms or references to strategy, plans or intentions, are intended to identify "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934, as amended, or the "Exchange Act," and, as such, may involve known and unknown risks, uncertainties and assumptions. Actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events.
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account information currently available to us. These beliefs, assumptions, and expectations are subject to numerous risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements or from our beliefs, expectations, estimates and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. The following factors are examples of those that could cause actual results to vary from those stated or implied by our forward-looking statements: changes in interest rates and the market value of our securities or our investments; our use of and dependence on leverage; future changes with respect to the Federal National Mortgage Association, or "Fannie Mae," and Federal Home Loan Mortgage Corporation, or "Freddie Mac," and related events, including the lack of certainty as to the future roles of these entities and the U.S. Government in the mortgage market and changes to legislation and regulations affecting these entities; market volatility; our ability to pivot our investment strategy to focus on CLOs; a deterioration in the CLO market, our ability to utilize our NOLs; our ability to convert to a closed end fund/RIC, including our ability to obtain shareholder approval of our conversion to a closed end fund/RIC; our ability to exit investments in a timely manner; changes in our investment objectives and strategy; changes in the prepayment rates on the mortgage loans underlying the securities we own; changes in rates of default and/or recovery rates; our ability to borrow to finance our assets and the available terms for such borrowings; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; risks associated with investing in real estate assets, including changes in business conditions; and other changes in markets conditions and trends, such as changes to fiscal or monetary policy, heightened inflation, slower growth or recession, and currency fluctuations. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and the risk factors described under Part II, Item 1A of this Quarterly Report on Form 10-Q, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Executive Summary
We were initially formed in August 2012 as a Maryland real estate investment trust, or "REIT," that specialized in acquiring, investing in, and managing residential mortgage- and real estate-related assets consisting primarily of residential mortgage-backed securities, or "RMBS," for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," and RMBS that do not carry such guarantees, or "non-Agency RMBS," such as RMBS backed by prime jumbo, Alternative A-paper, mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau, or "non-QM loans," mortgages on single-family-rental properties, manufactured housing, and subprime residential mortgage loans.
On March 29, 2024, our Board of Trustees approved a strategic transformation, the "CLO Strategic Transformation," of our investment strategy to focus on corporate collateralized loan obligations, or "CLOs." CLOs are a form of asset-backed security collateralized by syndicated corporate loans which receive interest and principal cash flows from these underlying loans. Senior debt tranches are paid first, then mezzanine debt tranches, and finally, equity. In connection with the CLO Strategic Transformation, we revoked our REIT election for tax year 2024, rebranded as Ellington Credit Company, and currently operate as a taxable C-Corp. While operating as a taxable C-Corp, we intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. During this time, we also plan to take advantage of our significant existing net operating loss carryforwards to offset the majority of our U.S. federal taxable income.
Later in 2024, we intend to convert to a closed-end fund to be treated as a regulated investment company, or "RIC," subject to shareholder approval of certain matters. In the interim, we intend to gradually liquidate our portfolio of mortgage-related assets and invest the proceeds in CLOs. Just prior to the conversion, we intend to liquidate the vast majority of our remaining mortgage- and real estate-related assets and upon the effectiveness of the conversion we would intend to operate so as to qualify to be taxed as a RIC under subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), for federal income tax purposes.
Our primary objective is to generate attractive current yields and risk-adjusted total returns for our shareholders by making investments that we believe compensate us appropriately for the risks associated with them. Following the CLO Strategic Transformation, we now seek to attain this objective by constructing and actively managing a portfolio of corporate CLOs, primarily mezzanine debt and equity tranches, which are typically collateralized by portfolios consisting primarily of below-investment-grade senior secured loans with a large number of discrete underlying borrowers across various industry sectors. Additionally, we may also invest in CLO loan accumulation facilities, which are entities that acquire corporate loans and other similar corporate credit-related assets in anticipation of ultimately collateralizing a CLO transaction.
We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington has a longstanding and successful track record of investing in the CLO sector. In connection with the CLO Strategic Transformation, our Board of Trustees unanimously approved Amendment No. 1 to the Fifth Amended and Restated Management Agreement, dated April 1, 2024 (the "Amendment"), with the Manager. The Amendment removed certain provisions related to our qualification and maintenance of REIT status from the Fifth Amended and Restated Management Agreement, dated as of March 13, 2018.
We currently use leverage in our strategies and to date have financed our assets exclusively through repurchase agreements, which we account for as collateralized borrowings. As of March 31, 2024, we had outstanding borrowings under repurchase agreements in the amount of $683.2 million with 19 counterparties; 96% of such borrowings were collateralized by Agency RMBS. Just prior to conversion to a RIC, we intend to reduce our leverage to levels permitted under the Investment Company Act, and expect the vast majority of our borrowings to be collateralized by CLOs.
As of March 31, 2024, our book value per share was $7.21 as compared to $7.32 as of December 31, 2023.
Trends and Recent Market Developments
Market Overview
•After a dovish shift at its final meeting of 2023, the U.S. Federal Reserve, or the "Federal Reserve," maintained its target range for the federal funds rate of 5.25%–5.50% at its January and March 2024 meetings. At a press conference following the March meeting, Chair Powell stated that "if the economy evolves broadly as expected, it will likely be appropriate to begin dialing back policy restraint at some point this year," while also acknowledging that "the Committee does not expect it will be appropriate to reduce the target range until it has gained greater confidence that inflation is moving sustainably down toward 2 percent." In addition, the Federal Reserve continued to reinvest only principal payments that exceeded monthly caps of $60 billion on U.S. Treasury securities and $35 billion on Agency RMBS.
•After falling sharply in the prior quarter, interest rates reversed course and rose in the first quarter of 2024 as market expectations for the timing of Federal Reserve rate cuts were pushed to later in the year. Overall, the yield on the 2-year Treasury increased by 37 basis points quarter over quarter to 4.62%, while the yield on the 10-year Treasury increased by 32 basis points to 4.20%. Meanwhile, interest rate volatility declined during the first quarter, with the MOVE Index at quarter end reaching its lowest level in two years.
•Secured Overnight Financing Rates, or “SOFR” rates, declined modestly in the first quarter. One- and three- month SOFR rates both declined by 3 basis points, to 5.33% and 5.30%, respectively, at quarter end. SOFR rates drive many of our financing costs.
•Mortgage rates moved in sympathy with long-term interest rates during the quarter. The Freddie Mac survey 30-year mortgage rate increased from 6.61% at the start of the year to 6.94% at the end of February, before declining modestly in March and finishing the quarter at 6.79%. The Mortgage Bankers Association’s Refinance Index increased by 27% over the course of the quarter, but remained at depressed levels on a historical basis, with current mortgage rates still much higher than the rates on the vast majority of outstanding Agency mortgages. Similarly, overall prepayment speeds remained extremely low, with Fannie Mae 30-year MBS registering CPRs of 4.4 in January, 4.7 in February, and 5.4 in March.
After rising 5.5% in 2023, the S&P CoreLogic Case-Shiller US National Home Price NSA Index increased by 0.5% during the first two months of 2024. Meanwhile, after decreasing by 7% in 2023, the National Association of Realtors Housing Affordability Index increased by 0.8% through February 2024.
•U.S. real GDP increased at an estimated annualized rate of 1.6% in the first quarter of 2024, as compared to 3.4% in the prior quarter. Meanwhile, the unemployment rate remained low, registering 3.7% in January, 3.9% in February, and 3.8% in March.
•In the first quarter, the 12-month percentage change in the Consumer Price Index for All Urban Consumers (“CPI-U"), not seasonally adjusted, registered 3.1% in January, 3.2% in February, and then increased moderately to 3.5% in March. This compared to 12-month percentage changes of 3.2% in October, 3.1% in November, and 3.4% in December 2023.
•For the first quarter, the Bloomberg U.S. MBS Index posted a negative return of (1.04%) and a negative excess return (on a duration-adjusted basis) of (0.14%) relative to the Bloomberg U.S. Treasury Index. Meanwhile, the Bloomberg U.S. Corporate Bond Index generated a negative return of (0.40%) but a positive excess return of 0.89%, while the Bloomberg U.S. Corporate High Yield Bond Index generated a positive return of 1.47% and a positive excess return of 1.59%, for the quarter.
•Corporate credit spreads tightened during the first quarter, with spreads on the Markit CDX North America Investment Grade and High Yield Indices declining by 5 and 26 basis points quarter over quarter, respectively. Additionally, according to PitchBook/LCD, default rates on U.S. leveraged loans declined further, with the twelve-month trailing default rate on the Morningstar LSTA Leveraged Loan Index decreasing to 1.14% at quarter end, as compared to 1.53% at December 31, and well below the 10-year historical average of 1.82%. Morningstar LSTA US Leveraged Loan Index prices rose for the sixth straight quarter, increasing to $96.70 at March 31, up from $96.20 at year end.
•U.S. CLO issuance activity ramped up significantly in the first quarter. According to PitchBook/LCD, the U.S. CLO market saw $49 billion of new CLO issuance in the first quarter, which was the second highest quarter of CLO issuance dating back to 2011, and up from $32 billion in the fourth quarter.
•U.S. equity markets generated strong performance in the first quarter, with many major indices reaching record highs. For the quarter, the NASDAQ rose by 9.1%, the S&P 500 was up 10.2%, and the Dow Jones Industrial Average increased by 5.6%. The VIX volatility index remained relatively low throughout the first quarter. Meanwhile, London's FTSE 100 index increased by 2.8% and the MSCI World global equity index rose by 8.5%, quarter over quarter.
Portfolio Overview and Outlook
As of March 31, 2024, our CLO portfolio consisted of $33.8 million of CLO notes, specifically mezzanine debt tranches, and $11.3 million of CLO equity.
During the first quarter, the size of our CLO portfolio increased to $45.1 million as of March 31, 2024, compared to $17.4 million as of December 31, 2023. Going forward, we intend to continue to increase the size of our CLO portfolio substantially in conjunction with the CLO Strategic Transformation.
As of March 31, 2024, our mortgage-backed securities portfolio consisted of $718.0 million of fixed-rate Agency "specified pools," $7.0 million of Agency RMBS backed by adjustable rate mortgages, or "Agency ARMs", $14.2 million of Agency reverse mortgage pools, $6.5 million of Agency interest-only securities, or "Agency IOs", $9.6 million of non-Agency RMBS, and $11.5 million of non-Agency interest-only securities, or "non-Agency IOs". Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through government-sponsored refinancing programs, and mortgages with various other characteristics.
The size of our Agency RMBS holdings increased slightly to $739.3 million as of March 31, 2024, compared to $728.0 million as of December 31, 2023, as net purchases exceeded paydowns and net losses for the quarter. Over the same period, our aggregate holdings of interest-only securities and non-Agency RMBS decreased modestly. Going forward, we intend to continue to decrease the size of our mortgage-backed securities portfolio, also in conjunction with the CLO Strategic Transformation.
Our debt-to-equity ratio, adjusted for unsettled purchases and sales, decreased to 4.9:1 as of March 31, 2024, as compared to 5.3:1 as of December 31, 2023, driven by higher shareholders' equity and less leverage on our CLO investments, which now constitute a larger proportion of our overall portfolio, compared to Agency RMBS. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions. As of March 31, 2024, 96% of our borrowings were secured by Agency RMBS.
During the quarter, we continued to hedge interest rate risk through the use of interest rate swaps and short positions in TBAs, U.S. Treasury securities, and futures. We ended the quarter with a small net short TBA position. We also selectively hedge our corporate CLO and non-Agency RMBS investments; as of March 31, 2024, we had a small credit hedge position in place.
As of March 31, 2024, we had cash and cash equivalents of $22.4 million, in addition to other unencumbered assets of $57.1 million. This compares to cash and cash equivalents of $38.5 million and other unencumbered assets of $22.9 million as of December 31, 2023.
CLO Performance
Following strong performance in the final months of 2023, corporate credit spreads tightened further in the first quarter, driven by continued capital inflows to the sector, strengthening fundamentals, and declining interest rate volatility. Net demand for leveraged loans remained strong as a result of significant new-issue CLO volumes and rapid repayments of existing leveraged loans, as borrowers continued to lower their financing costs through refinancings. Our CLO strategy had excellent performance for the quarter, led by strong interest income as well as net realized and unrealized gains on our seasoned CLO mezzanine investments, mostly owned at discounts to par, driven in part by elevated loan prepayments.
Non-Agency Performance
Our non-Agency RMBS portfolio and interest-only securities also generated strong results for the quarter, driven by net interest income and mark-to-market gains attributable to spread tightening.
Agency Performance
Despite lower interest rate volatility during the quarter, performance of Agency MBS lagged the broader rally in credit as market consensus for the timing of the first Federal Reserve rate cut was pushed back. This drove interest rates higher across the yield curve and pressured yield spreads on Agency MBS, particularly in February and particularly for lower-coupon MBS, where much of our portfolio is concentrated. While Agency MBS yield spreads did recover meaningfully in March, driven by lower volatility and capital inflows, overall for the quarter Agency MBS generated a modestly negative excess return to Treasuries. Despite the negative excess return, our Agency portfolio was profitable for the quarter, as net gains on our interest-rate hedges exceeded net losses on our pools and negative net interest income.
Average pay-ups on our specified pool portfolio decreased to 0.85% as of March 31, 2024, as compared to 1.01% as of December 31, 2023.
Our net mortgage assets-to-equity ratio—which we define as the net aggregate market value of our mortgage-backed securities (including the underlying market values of our long and short TBA positions) divided by total shareholders' equity —declined during the quarter. The decrease was driven by an increase in shareholders' equity and a net short TBA position as of March 31, 2024 as compared to a net long TBA position as of December 31, 2023, partially offset by a larger Agency RMBS portfolio. From time to time, in response to market opportunities and other factors, we increase or decrease our net mortgage assets-to-equity ratio by varying the sizes of our net short TBA position and/or our long RMBS portfolio in relation to the portion of our overall shareholders' equity employed in our mortgage-related strategies. The following table summarizes our net mortgage assets-to-equity ratio and provides additional details, for the last five quarters, to illustrate this fluctuation.

	Notional Amount of Long TBAs	Notional Amount of Short TBAs	Fair Value of Mortgage-backed Securities	Net Long (Short) TBA Underlying Market Value(1)	Net Mortgage Assets-to-Equity Ratio
($ In thousands)
March 31, 2024	$66,220	$(66,830)	$766,954	$(3)	5.4:1
December 31, 2023(2)	107,422	(78,285)	756,131	36,679	5.8:1
September 30, 2023	68,064	(116,747)	822,718	(36,149)	7.2:1
June 30, 2023	117,009	(243,532)	920,714	(102,485)	7.0:1
March 31, 2023	66,488	(221,497)	925,531	(131,188)	6.9:1
(1)Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.
(2)Conformed to current period presentation.

While operating as a taxable C-Corp, we expect to continue to hold a portfolio of specified pools that, taking into account their particular composition and based on our prepayment projections, should: (1) generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) have less prepayment sensitivity to government policy shocks, and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months, when actual prepayment experience can be observed. We believe that our research team, proprietary prepayment models, and extensive databases remain essential tools in our implementation of this strategy.
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended March 31, 2024, December 31, 2023, September 30, 2023, June 30, 2023, and March 31, 2023.

	Three-Month Period Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Three-Month Constant Prepayment Rates(1)	5.2	6.8	7.3	7.4	4.3
(1)Excludes recent purchases of fixed rate Agency specified pools with no prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of March 31, 2024 and December 31, 2023.

		March 31, 2024			December 31, 2023
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	2.50–2.99	1,932	1,813	58	3,794	3,550	52
	3.00–3.49	4,550	4,356	106	4,829	4,645	103
	3.50–3.99	9,387	9,046	95	9,960	9,684	92
	4.00–4.49	9,506	9,307	62	10,013	9,918	60
	4.50–4.99	34	33	166	51	50	167
	6.00–6.49	2,764	2,818	3	—	—	—
Total 15-year fixed-rate mortgages		28,173	27,373	74	28,647	27,847	78
20-year fixed-rate mortgages:
	2.00–2.49	—	—	—	4,063	3,502	42
	3.00–3.49	1,132	1,016	49	1,147	1,045	46
	4.00–4.49	1,241	1,192	44	1,255	1,225	41
	4.50–4.99	461	451	66	491	489	63
	5.00–5.49	568	567	67	577	583	64
	6.50–6.99	985	1,008	9	991	1,019	6
Total 20-year fixed-rate mortgages		4,387	4,234	43	8,524	7,863	41
30-year fixed-rate mortgages:
	2.00–2.49	4,211	3,249	41	4,614	3,687	38
	2.50–2.99	19,035	15,963	41	37,503	32,160	36
	3.00–3.49	69,274	60,220	63	76,869	68,695	59
	3.50–3.99	89,852	82,119	74	111,327	104,283	73
	4.00–4.49	113,288	106,642	67	134,317	129,181	72
	4.50–4.99	145,311	139,640	38	124,152	122,062	51
	5.00–5.49	126,239	123,676	22	106,323	105,851	28
	5.50–5.99	70,049	69,965	12	39,423	39,801	19
	6.00–6.49	23,447	23,839	16	18,084	18,478	14
	6.50–6.99	59,601	61,093	8	44,898	46,096	7
Total 30-year fixed-rate mortgages		720,307	686,406	41	697,510	670,294	49
Total fixed-rate Agency RMBS		$752,867	$718,013	42	$734,681	$706,004	50
For the three-month period ended March 31, 2024, we had total net realized and unrealized losses on our Agency securities of $(10.8) million, or $(0.55) per share. Our Agency portfolio turnover was approximately 19% for the three-month period ended March 31, 2024 and we recognized net realized losses of $(10.7) million.
For the three-month period ended March 31, 2024, we continued to hedge interest rate risk through the use of interest rate swaps and short positions in TBAs, U.S. Treasury securities, and futures. We had total net realized and unrealized gains of $15.9 million, or $0.81 per share, on our interest rate hedging portfolio, driven by the increase in interest rates quarter over quarter. These gains exclude net realized and unrealized losses of $(1.3) million, or $(0.07) per share, on our long TBAs held for investment.
We ended the quarter with a small net short TBA position on a notional basis as well as a small net short TBA position as measured by 10-year equivalents. Ten-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates. The relative makeup of our interest rate hedging portfolio can change materially from period to period. We also selectively hedge our corporate CLO and non-Agency RMBS investments; as of March 31, 2024, we had a small credit hedge position in place. We may also enter into foreign currency forward and futures contracts in order to hedge risks associated with foreign currency fluctuations.
After giving effect to dividends declared during the three-month period ended March 31, 2024 of $0.24 per share, our book value per share decreased to $7.21 as of March 31, 2024, from $7.32 as of December 31, 2023, and we had a positive economic return of 1.8% for the three-month period ended March 31, 2024. Economic return for a period is computed by adding back dividends declared during the period to ending book value per share, and comparing that amount to book value per share as of the beginning of the period.
Financing
For each of the three-month periods ended March 31, 2024 and December 31, 2023, our average repo borrowing cost was 5.60%. As of March 31, 2024 and December 31, 2023, the weighted average borrowing rate on our repurchase agreements was 5.47% and 5.58%, respectively.
While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as banks, are active in providing repo financing. Most of our outstanding repo financing is still provided by banks and bank affiliates; however, we have also entered into repo agreements with non-bank dealers.
Our debt-to-equity ratio was 4.8:1 as of March 31, 2024, as compared to 5.4:1 as of December 31, 2023. Adjusted for unsettled purchases and sales, our debt-to equity ratio was 4.9:1 as of March 31, 2024, as compared to 5.3:1 as of December 31, 2023. The decline was driven by higher shareholders' equity and less leverage on our CLO investments, which now constitute a larger proportion of our overall portfolio, compared to Agency RMBS. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
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
The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment, or "Catch-up Amortization Adjustment," is made to interest income to reflect the cumulative impact of the changes in effective yields. For the three-month periods ended March 31, 2024 and 2023, we recognized a Catch-up Amortization Adjustment of $(0.9) million and $(0.3) million, respectively. The Catch-up Amortization Adjustment is reflected as an increase (decrease) to interest income on the Consolidated Statement of Operations. Our accretion of discounts and amortization of premiums on securities for U.S. federal and other tax purposes is likely to differ from the accounting treatment under U.S. GAAP of these items as described above. See Note 2 of the notes to our consolidated financial statements for more information on the assumptions and methods that we use to amortize purchase premiums and accrete purchase discounts.
Income Taxes: We revoked our REIT election for tax year 2024 and currently operate as a taxable C-Corp. We are subject to U.S. federal, state, and local income tax. We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions, we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. See Note 2 to our consolidated financial statements for additional details on income taxes.
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
Investment portfolio
The following tables summarize our securities portfolio as of March 31, 2024 and December 31, 2023:

	March 31, 2024					December 31, 2023
($ In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Credit Portfolio:
CLOs
CLO Notes	$39,096	$33,761	$86.35	$32,413	$82.91	$16,876	$14,491	$85.87	$14,441	$85.57
CLO Equity	n/a	11,327	n/a	11,602	n/a	n/a	2,926	n/a	2,947	n/a
Total CLO		45,088		44,015			17,417		17,388
Non-Agency RMBS(2)	9,942	9,647	97.03	8,134	81.81	9,953	9,409	94.53	8,189	82.28
Non-Agency IOs	n/a	11,545	n/a	8,432	n/a	n/a	11,310	n/a	8,700	n/a
Total Credit		66,280		60,581			38,136		34,277
Agency Portfolio:
Agency RMBS(2)
15-year fixed-rate mortgages	28,173	27,373	97.16	28,366	100.69	28,647	27,847	97.21	28,765	100.41
20-year fixed-rate mortgages	4,387	4,234	96.51	4,734	107.91	8,524	7,863	92.25	9,033	105.97
30-year fixed-rate mortgages	720,307	686,406	95.29	700,100	97.19	697,510	670,294	96.10	682,379	97.83
ARMs	7,043	7,039	99.94	7,831	111.19	7,127	7,119	99.89	8,060	113.09
Reverse mortgages	13,565	14,209	104.75	15,342	113.10	14,406	14,874	103.25	16,589	115.15
Total Agency RMBS	773,475	739,261	95.58	756,373	97.79	756,214	727,997	96.27	744,826	98.49
Agency IOs	n/a	6,501	n/a	5,454	n/a	n/a	7,415	n/a	6,607	n/a
Total Agency		745,762		761,827			735,412		751,433
Total		$812,042		$822,408			$773,548		$785,710
(1)Expressed as a percentage of the current principal balance.
(2)Excludes IOs.
As of March 31, 2024, 75% of our invested capital was allocated to mortgage-related securities and 25% was allocated to corporate CLOs. The majority of our mortgage-related securities are Agency RMBS, which include investments in Agency pools and Agency collateralized mortgage obligations, or "CMOs."
Our most prevalent method of financing RMBS and CLOs is through short-term repos, which generally have maturities of 364 days or less. The weighted average lives of the RMBS and CLOs that we own are generally much longer. Consequently, the weighted average term of our repurchase agreement financings will almost always be substantially shorter than the expected average maturity of our RMBS and CLOs. This mismatch in maturities, together with the uncertainty of prepayments on the underlying mortgage or corporate loans, and other potential changes in the timing and/or amount of cash flows, creates the risk that changes in interest rates will cause our financing costs with respect to our RMBS and CLOs to increase relative to the income on these assets over the term of our investments. In addition, changes in the fair value of our RMBS and CLO investments, whether as a result of changes in market conditions, prepayments, or other factors, may trigger changes in margin requirements, in which counterparties to our repurchase agreements may require us post additional collateral to re-establish the agreed-upon collateralization requirements.

Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$28	$654
TBA securities sale contracts	106	—
Fixed payer interest rate swaps	80,925	67,719
Fixed receiver interest rate swaps	1,068	3,622
Futures	203	2,284
Total financial derivatives–assets, at fair value	82,330	74,279
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(61)	(13)
TBA securities sale contracts	(147)	(1,863)
Fixed payer interest rate swaps	(840)	(4,182)
Fixed receiver interest rate swaps	(3,991)	(576)
Futures	—	(63)
Credit default swaps	(707)	(632)
Total financial derivatives–liabilities, at fair value	(5,746)	(7,329)
Total	$76,584	$66,950
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

CLOs, on the other hand, generally have less interest rate risk than fixed-rate RMBS, because they are primarily backed by floating-rate loans. As a result, we currently have limited interest rate hedges in place with respect to our CLO portfolio.
Credit Risk Hedging
We also selectively enter into credit-hedging positions in order to protect against adverse credit events with respect to our CLO and/or non-Agency RMBS investments. Our credit hedging portfolio can vary significantly from period to period, and can encompass a wide variety of financial instruments, including corporate debt or equity-related instruments, RMBS- or CMBS-related instruments, or instruments involving other markets. Our hedging instruments can include both "single-name" instruments (i.e., instruments referencing one underlying entity or security) and hedging instruments referencing indices. Currently, our credit hedges consist of CDS on corporate bond indices, although there are periods of time where we have no credit hedges in place.
The composition and relative mix of our hedging instruments may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Foreign Currency Hedging
To the extent that we hold instruments denominated in currencies other than U.S. dollars, we may enter into transactions to offset the potential adverse effects of changes in currency exchange rates. In particular, we may use currency forward contracts and other currency-related derivatives to mitigate this risk.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of March 31, 2024 and December 31, 2023. We had no other borrowings outstanding.

	March 31, 2024			December 31, 2023
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)			(In thousands)
30 days or less	$653,786	5.45%	12	$713,678	5.56%	17
31-60 days	3,285	6.40	49	6,131	6.69	46
61-90 days	15,686	5.87	71	9,734	6.47	67
181-364 days	10,414	5.49	276	—	—	—
Total	$683,171	5.47%	17	$729,543	5.58%	17
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of March 31, 2024 and December 31, 2023, our total debt-to-equity ratio was 4.8:1 and 5.4:1, respectively. Collateral transferred with respect to our outstanding repo borrowings, including net cash collateral posted or (received), had an aggregate fair value of $0.7 billion and $0.8 billion, as of March 31, 2024 and December 31, 2023, respectively. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets conditions, and the timing of security purchase and sale transactions.
Shareholders' Equity
As of March 31, 2024, our shareholders' equity increased to $142.9 million from $136.2 million as of December 31, 2023. This increase principally consisted of net proceeds from the issuance of shares of $7.4 million and a net gain of $4.0 million, partially offset by dividends declared of $4.8 million. As of March 31, 2024, our book value per share was $7.21, as compared to $7.32 as of December 31, 2023.

Results of Operations for the Three-Month Periods Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the three-month periods ended March 31, 2024 and 2023:

	Three-Month Period Ended
(In thousands except for per share amounts)	March 31, 2024	March 31, 2023
Interest Income (Expense)
Interest income	$10,379	$9,338
Interest expense	(10,100)	(9,710)
Net interest income (expense)	279	(372)
Expenses
Management fees to affiliate	538	433
Other operating expenses	1,089	872
Total expenses	1,627	1,305
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	(8,063)	12,822
Net realized and change in net unrealized gains (losses) on financial derivatives	13,675	(8,808)
Total Other Income (Loss)	5,612	4,014
Net Income (Loss) before income taxes	4,264	2,337
Income tax expense (benefit)	303	—
Net Income (Loss)	$3,961	$2,337
Net Income (Loss) Per Common Share	$0.20	$0.17
Net Income (Loss)
Net income (loss) for the three-month period ended March 31, 2024 was $4.0 million, as compared to $2.3 million for the three-month period ended March 31, 2023. The period-over-period change in our results of operations was primarily due to an increase in total other income and positive net interest income in the current period, as compared to negative net interest income in the prior period. The increase in Net income (loss) for the three-month period ended March 31, 2024 was partially offset by an increase in total expenses.
Interest Income
Our portfolio as of both March 31, 2024 and 2023 consisted of Agency RMBS and non-Agency RMBS, and, as of March 31, 2024, CLO investments. Before interest expense, we earned approximately $9.2 million and $8.8 million in interest income on these securities for the three-month periods ended March 31, 2024 and 2023, respectively. The period-over-period increase in interest income was driven by higher asset yields in both our Agency and credit portfolios, along with higher average holdings in our credit portfolio resulting from the growth in our CLO strategy. The increase in interest income was partially offset by lower average holdings in our Agency RMBS portfolio.
The Catch-up Amortization Adjustment causes variability in our interest income and portfolio yields. For the three-month periods ended March 31, 2024 and 2023, we had a negative Catch-up Amortization Adjustments of approximately $(0.9) million and $(0.3) million, respectively, which decreased interest income. Excluding the Catch-up Amortization Adjustments, the weighted average yield of our overall portfolio was 5.20% and 3.66% for the three-month periods ended March 31, 2024 and 2023, respectively.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended March 31, 2024 and 2023:

	Agency(1)			Credit(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended March 31, 2024	$7,403	$732,617	4.04%	$1,808	$44,071	16.41%	$9,211	$776,688	4.74%
Three-month period ended March 31, 2023	$8,190	$970,943	3.37%	$577	$20,675	11.16%	$8,767	$991,618	3.54%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin), long U.S. Treasury securities, and reverse repurchase agreements.

Interest Expense
For the three-month periods ended March 31, 2024 and 2023, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the three-month periods ended March 31, 2024 and 2023 was $10.1 million and $9.7 million, respectively, which primarily consisted of interest expense on our repo borrowings. The period-over-period increase in our total interest expense resulted mainly from higher financing costs stemming from the rise in short-term interest rates.
The following table provides details of our borrowings under repurchase agreements for the three-months period ended March 31, 2024 and 2023:

	Three-Month Period Ended March 31, 2024			Three-Month Period Ended March 31, 2023
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average Borrowed Funds	Interest Expense	Average Cost of Funds
($ In thousands)
Repurchase Agreements:
Credit:
CLO	$3,940	$67	6.84%	$—	$—	—%
Non-Agency RMBS	10,535	178	6.80%	14,578	215	5.98%
Total Credit	14,475	245	6.81%	14,578	215	5.98%
Agency RMBS	655,270	9,092	5.58%	$851,496	$9,307	4.43%
Subtotal(1)	669,745	9,337	5.61%	866,074	9,522	4.46%
U.S. Treasury securities	5,481	72	5.30%	10,772	124	4.69%
Total	$675,226	$9,409	5.60%	$876,846	$9,646	4.46%
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
The following table details the components of our adjusted cost of funds(1)(2) for the three-month periods ended March 31, 2024 and 2023:

	Three-Month Period Ended March 31, 2024			Three-Month Period Ended March 31, 2023
($ In thousands)	Average Borrowed Funds(3)	Interest Expense (Benefit)	Average Cost of Funds	Average Borrowed Funds(3)	Interest Expense (Benefit)	Average Cost of Funds
Repurchase Agreements:
Credit:
CLO	$3,940	$67	6.84%	$—	$—	—%
Non-Agency RMBS	10,535	178	6.80%	14,578	215	5.98%
Total Credit	14,475	245	6.81%	14,578	215	5.98%
Agency RMBS	655,270	9,092	5.58%	851,496	9,307	4.43%
Subtotal(4)	669,745	9,337	5.61%	866,074	9,522	4.46%
Adjustments:
Net interest (income) expense related to U.S. Treasury securities(5)		(21)	(0.01)%		16	0.01%
Net periodic expense (benefit) paid or payable on interest rate swaps		(5,701)	(3.43)%		(4,201)	(1.97)%
Total Adjusted Cost of Funds	$669,745	$3,615	2.17%	866,074	5,337	2.50%
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
For the three-month period ended March 31, 2024, the weighted average yield on our Agency RMBS and credit portfolios excluding the impact of the Catch-up Amortization Adjustment was 5.20%, while our total adjusted average cost of funds, including interest rate swaps and net short U.S. Treasury securities, was 2.17%, resulting in a net interest margin of 3.03%. By comparison, for the three-month period ended March 31, 2023, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Amortization Adjustment was 3.66%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 2.50%, resulting in a net interest margin of 1.16%.
Management Fees
For the three-month periods ended March 31, 2024 and 2023, our management fee expense was approximately $0.5 million and $0.4 million, respectively. Management fees are calculated based on our shareholders' equity at the end of each quarter. The increase in the management fee period over period was due to a larger capital base as of March 31, 2024.
Other Operating Expenses
Other operating expenses, as presented above, includes professional fees, compensation expense, insurance expense, and various other operating expenses included on the Consolidated Statement of Operations incurred in connection with the operation of our business. For the three-month periods ended March 31, 2024 and 2023, our other operating expenses were approximately $1.1 million and $0.9 million, respectively. The increase in other operating expenses for the three-month period ended March 31, 2024 was primarily due to an increase in professional fees and compensation expense.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the three-month period ended March 31, 2024, Other income (loss) was $5.6 million, consisting primarily of net realized and unrealized gains of $13.7 million on our financial derivatives, which were partially offset by net realized and unrealized losses of $(8.1) million on our securities. Net realized and unrealized gains of $13.7 million on our financial derivatives consisted of net realized and unrealized gains of $15.7 million on our interest rate swaps and $0.4 million on our TBAs, partially offset primarily by net realized and unrealized losses of $(2.2) million on our U.S. Treasury and Euro FX futures, and $(0.2) million on our credit default swaps. The net gain on our financial derivatives was primarily the result of rising interest rates during the quarter. Net realized and unrealized losses of $(8.1) million on our securities, also driven by rising interest rates, consisted primarily of net realized and unrealized losses of $(10.8) million on our Agency RMBS, partially offset by net realized and unrealized gains of $1.2 million on our corporate CLOs, $0.8 million on our non-Agency RMBS, and $0.7 million on our U.S. Treasury securities.
For the three-month period ended March 31, 2023, Other income (loss) was $4.0 million, consisting primarily of net realized and unrealized gains of $12.8 million on our securities, which were partially offset by net realized and unrealized losses of $(8.8) million on our financial derivatives. Net realized and unrealized gains of $12.8 million on our securities consisted primarily of net realized and unrealized gains of $12.4 million on our Agency RMBS, driven by higher asset prices quarter over quarter. The net realized and unrealized losses on our financial derivatives of $(8.8) million consisted of net realized and unrealized losses of $(8.3) million on our interest rate swaps and $(1.2) million on our net short positions in TBAs, partially offset by net realized and unrealized gains of $0.7 million on our U.S. Treasury futures. The net loss on our financial derivatives was primarily the result of the decrease in interest rates during the quarter.
Adjusted Distributable Earnings
We calculate Adjusted Distributable Earnings as net income (loss) adjusted for: (i) net realized and change in net unrealized gains and (losses) on securities, financial derivatives, and foreign currency transactions; (ii) net realized and change in net unrealized gains (losses) associated with periodic settlements on interest rate swaps; (iii) other income or loss items that are of a non-recurring nature, if any; (iv) Catch-up Amortization Adjustment (as defined below); and (v) provision for income taxes. The Catch-up Amortization Adjustment is a quarterly adjustment to premium amortization or discount accretion triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). The adjustment is calculated as of the beginning of each quarter based on our then-current assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter.

Adjusted Distributable Earnings is a supplemental non-GAAP financial measure. We believe that the presentation of Adjusted Distributable Earnings provides information useful to investors, because: (i) we believe that it is a useful indicator of both current and projected long-term financial performance, in that it excludes the impact of certain current period earnings components that we believe are less useful in forecasting long-term performance and dividend-paying ability; (ii) we use it to evaluate the effective net yield provided by our portfolio, after the effects of financial leverage; and (iii) we believe that presenting Adjusted Distributable Earnings assists our investors in measuring and evaluating our operating performance, and comparing our operating performance to that of our peers. Our calculation of Adjusted Distributable Earnings may differ from the calculation of similarly titled non-GAAP financial measures by our peers, with the result that these non-GAAP financial measures might not be directly comparable; Adjusted Distributable Earnings excludes certain items, such as most realized and unrealized gains and losses, that may impact the amount of cash that is actually available for distribution.
In addition, because Adjusted Distributable Earnings is an incomplete measure of our financial results and differs from net income (loss) computed in accordance with U.S. GAAP, it should be considered supplementary to, and not as a substitute for, net income (loss) computed in accordance with U.S. GAAP.
In setting our dividend, our Board of Trustees considers our earnings, liquidity, financial condition, distribution requirements, and financial covenants, along with other factors that the Board of Trustees may deem relevant from time to time.
The following table reconciles, for the three-month periods ended March 31, 2024 and 2023, Adjusted Distributable Earnings to the line on the Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure:

	Three-Month Period Ended
(In thousands except for share amounts and per share amounts)	March 31, 2024	March 31, 2023
Net Income (Loss)	$3,961	$2,337
Income tax expense (benefit)	303	—
Net Income (Loss) before income taxes	$4,264	$2,337
Adjustments:
Net realized (gains) losses on securities	9,823	15,126
Change in net unrealized (gains) losses on securities	(1,760)	(27,948)
Net realized (gains) losses on financial derivatives	(3,459)	(1,743)
Change in net unrealized (gains) losses on financial derivatives	(10,216)	10,551
Net realized gains (losses) on periodic settlements of interest rate swaps	5,812	1,769
Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	(111)	2,432
Non-recurring expenses	75	—
Negative (positive) component of interest income represented by Catch-up Amortization Adjustment	884	299
Subtotal	1,048	486
Adjusted Distributable Earnings	$5,312	$2,823
Weighted Average Shares Outstanding	19,548,408	13,666,707
Adjusted Distributable Earnings Per Share	$0.27	$0.21
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
As of March 31, 2024 and December 31, 2023, we had $683.2 million and $729.5 million outstanding under our repurchase agreements, respectively. As of March 31, 2024, our outstanding repurchase agreements were with 19 counterparties.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of March 31, 2024 and December 31, 2023, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 5.6% and 5.7%, respectively.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
March 31, 2024	$683,171	$675,226	$683,171
December 31, 2023	729,543	781,615	787,217
September 30, 2023	811,180	877,620	900,511
June 30, 2023	875,030	880,957	883,043
March 31, 2023	875,670	876,846	897,629
December 31, 2022	842,455	899,752	881,401
September 30, 2022	938,046	928,942	940,321
June 30, 2022	950,339	1,070,229	1,087,826
March 31, 2022	1,211,163	1,133,738	1,211,163
December 31, 2021	1,064,835	1,068,384	1,088,712
September 30, 2021	1,062,197	1,114,820	1,140,182
June 30, 2021	1,135,497	1,166,954	1,196,779
As of March 31, 2024, we had an aggregate amount at risk under our repurchase agreements with 18 counterparties of $41.2 million. As of December 31, 2023, we had an aggregate amount at risk under our repurchase agreements with 19 counterparties of $50.1 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. If the amounts outstanding under repurchase agreements with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk under our repurchase agreements as of March 31, 2024 and December 31, 2023 does not include $1.5 million and $0.5 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of March 31, 2024, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with three counterparties of approximately $21.4 million. As of December 31, 2023, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with three counterparties of approximately $26.0 million. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of March 31, 2024, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $2.3 million. As of December 31, 2023, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $1.7 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling contracts plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
As of March 31, 2024, we had cash and cash equivalents of $22.4 million.
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
Three-Month Period Ended March 31, 2024:

Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
	(In thousands)
$0.08	$1,586	March 7, 2024	March 29, 2024	April 25, 2024
0.08	1,586	February 7, 2024	February 29, 2024	March 25, 2024
0.08	1,585	January 8, 2024	January 31, 2024	February 26, 2024
Three-Month Period Ended March 31, 2023:

Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
	(In thousands)
$0.08	$1,106	March 7, 2023	March 31, 2023	April 25, 2023
0.08	1,103	February 7, 2023	February 28, 2023	March 27, 2023
0.08	1,096	January 9, 2023	January 31, 2023	February 27, 2023
On April 8, 2024, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on May 28, 2024 to shareholders of record as of April 30, 2024.
On May 7, 2024, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on June 25, 2024 to shareholders of record as of May 31, 2024.
At those times when cash flows from our operating activities are insufficient to fund our dividend payments, we fund such dividend payments through cash flows from our investing and/or financing activities, and in some cases from additional cash on hand. The following paragraphs summarize our cash flows for the three-month periods ended March 31, 2024 and 2023.
For the three-month period ended March 31, 2024, our operating activities used net cash of $1.2 million and our investing activities provided net cash of $40.6 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) used net cash of $58.2 million. Thus our operating and investing activities, when combined with our net repo financing activities, used net cash of $18.7 million. We also received proceeds from the issuance of common shares, net of commissions and offering costs paid of $7.3 million. We also used $4.7 million to pay dividends. As a result of these activities, there was a decrease in our cash holdings of $16.1 million, from $38.5 million as of December 31, 2023 to $22.4 million as of March 31, 2024.
For the three-month period ended March 31, 2023, our operating activities used net cash of $2.4 million and our investing activities used net cash of $45.1 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) provided net cash of $49.1 million. Thus our operating and investing activities, when combined with our net repo financing activities, provided net cash of $1.6 million. We also received net proceeds from the issuance of common shares, net of commissions and offering costs paid of $3.5 million. We used $3.3 million to pay dividends. As a result of these activities, there was a increase in our cash holdings of $1.8 million, from $34.8 million as of December 31, 2022 to $36.7 million as of March 31, 2023.
On April 2, 2021, we implemented an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $75.0 million of common shares from time to time. The 2021 ATM program was terminated in connection with the establishment of the 2023 ATM program, hereinafter defined. On November 14, 2023, we implemented an “at the market” offering program, or the "2023 ATM program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $100.0 million of common shares from time to time. In the aggregate, under the 2021 ATM program and 2023 ATM program, during the three-month period ended March 31, 2024, we issued 1,218,146 common shares which provided $7.4 million of net proceeds after $0.1 million of commissions and $28 thousand of offering costs. As of March 31, 2024, we had $78.4 million of common shares available to be issued remaining under the 2023 ATM program. From commencement of the 2023 ATM program through May 10, 2024, we issued 3,795,080 common shares under the 2023 ATM program, which provided $21.2 million of net proceeds after $2.3 million of commissions and $0.2 million of offering costs.
On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. Under the current repurchase program adopted on June 13, 2018, we have repurchased 474,192 common shares through May 10, 2024 at an average price per share of $9.21 and an aggregate cost of $4.4 million, and have authorization to repurchase an additional 725,808 common shares. We did not purchase any shares under this program during the three-month period ended March 31, 2024.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both March 31, 2024 and December 31,

2023, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of March 31, 2024, we had $683.2 million of outstanding borrowings with 19 counterparties.
Off-Balance Sheet Arrangements
As of March 31, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
Inflation
Virtually all of our assets and liabilities are interest rate-sensitive in nature. As a result, interest rates and other factors generally influence our performance more than does inflation. Our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.
However, elevated long-term inflation could adversely impact the performance of our investment portfolio, or the prices of our investments, or both. For example, if higher inflation is not matched by an increase in wages, inflation could cause the real income of the borrowers whose loans underlie our non-Agency RMBS to decline. A decline in the real income of consumers could also cause a decline in consumer spending, which could negatively impact the profitability of many of the corporate borrowers whose loans underlie our corporate CLOs.

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
Default Risk
Default risk is the risk that borrowers will fail to make principal and interest payments on a mortgage loan or other debt obligation. Subject to maintaining our exclusion from registration under the Investment Company Act, we may selectively attempt to mitigate our default risk by, among other things, opportunistically entering into credit default swaps. These instruments can reference various MBS indices, corporate bond indices, or corporate entities, such as publicly traded REITs. We also rely on third-party servicers to mitigate our default risk, but such third-party servicers may have little or no economic incentive to mitigate loan default rates.
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
Interest Rate Risk
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with most of our assets and liabilities. For some securities in our portfolio, the coupon interest rates on, and therefore also the values of, such securities are highly sensitive to interest rate movements, such as inverse floating rate RMBS, which benefit from falling interest rates. Our repurchase agreements generally have maturities of up to 364 days and carry interest rates that are determined by reference to a benchmark rate such SOFR for those same periods. Whenever one of our fixed-rate repo borrowings matures, it will generally be replaced with a new fixed-rate repo borrowing based on market interest rates prevailing at such time. Subject to maintaining our exclusion from registration under the Investment Company Act, we opportunistically hedge our interest rate risk by entering into interest rate swaps, TBAs, U.S. Treasury securities, Eurodollar and U.S. Treasury futures, and other instruments. In general, such hedging instruments are used to mitigate the interest rate risk arising from the mismatch between the duration of our financed Agency RMBS and the duration of the liabilities used to finance such assets.
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS and CLOs, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of March 31, 2024, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

($ In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, and CMBS excluding TBAs	$14,864	10.40%	$27,981	19.58%	$(16,613)	(11.62)%	$(34,978)	(24.47)%
Long TBAs	1,128	0.79%	2,087	1.46%	(1,297)	(0.91)%	(2,762)	(1.93)%
Short TBAs	(1,247)	(0.87)%	(2,333)	(1.63)%	1,407	0.98%	2,975	2.08%
Non-Agency RMBS	(238)	(0.17)%	(674)	(0.47)%	40	0.03%	(118)	(0.08)%
CLOs	55	0.04%	110	0.08%	(54)	(0.04)%	(108)	(0.08)%
U.S. Treasury Securities, Interest Rate Swaps, Options, and Futures	(15,680)	(10.97)%	(32,046)	(22.42)%	14,994	10.49%	29,303	20.50%
Corporate Securities and Derivatives on Corporate Securities	(8)	(0.01)%	(17)	(0.01)%	8	0.01%	17	0.01%
Repurchase and Reverse Repurchase Agreements	(144)	(0.10)%	(289)	(0.20)%	144	0.10%	289	0.20%
Total	$(1,270)	(0.89)%	$(5,181)	(3.61)%	$(1,371)	(0.96)%	$(5,382)	(3.77)%
The preceding analysis does not show sensitivity to changes in interest rates for instruments for which we believe that the effect of a change in interest rates is not material to the value of the overall portfolio and/or cannot be accurately estimated. In particular, this analysis excludes certain of our holdings of CLOs, corporate securities, and derivatives on corporate securities, and reflects only sensitivity to U.S. interest rates.
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same instruments. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our March 31, 2024 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above.

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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Committee on March 12, 2024 (the "Form 10-K"). There have been no material changes from these previously disclosed risk factors. Also see "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Form 10-K. The risks and uncertainties described below and in the Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.
Risks Related to our CLO Investments
We are subject to risks associated with loan accumulation facilities.
We may invest capital in CLO warehouse facilities, otherwise known as loan accumulation facilities, or "LAFs." LAFs are generally short- to medium- term financing facilities provided by the investment bank that will ultimately serve as the arranger on a CLO transaction. Utilizing equity capital provided by the LAF investors and debt financing provided by the investment bank, LAFs acquire corporate loans and other similar corporate credit-related assets in anticipation of ultimately collateralizing a CLO transaction. This period of accumulating assets, often known as the "warehouse period," typically terminates when the CLO vehicle issues various tranches of debt and equity securities to the market, using the issuance proceeds to repay the investment bank financing. Investments in LAFs have risks similar to those applicable to investments in CLOs, and the risk of losses is magnified as a result of the leveraged and first-loss nature of these facilities. Further, in the event that the corporate credit assets accumulated by a LAF are not eligible for purchase by the planned CLO, or in the event that the planned CLO is not issued, the LAF investors may be responsible for either holding or disposing of said assets, exposing us to credit and/or mark-to-market risk. This scenario may become more likely in times of economic distress or when the loans comprising the collateral pool of such warehouse, even if still performing, may have declined materially in market value, and we may suffer a loss upon the disposition of these assets. The occurrence of any of the foregoing or similar events could affect our investments in LAFs and, consequently, could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
U.S. Federal Income Tax Risks
We are no longer taxed as a REIT.
We have revoked our election to be taxed as a REIT effective as of January 1, 2024. Beginning January 1, 2024, we will be subject to tax as a C corporation at regular corporate rates.
Our ability to utilize our net operating losses ("NOLs") and other carryforwards may be limited.
Under the Code, a corporation is generally allowed a deduction for NOLs carried over from prior taxable years, subject to certain limitations. As of December 31, 2023, we had approximately $39 million of gross federal NOL carryforwards available to reduce future federal tax liabilities. We also have NOL carryforwards in certain states available to reduce future state tax liabilities. Our NOL carryforwards are subject to adjustment on audit by the Internal Revenue Service and applicable state taxing authorities.

Our ability to use our NOLs and other carryforwards depends on the amount of taxable income generated in future periods. Should we recognize a deferred tax asset with respect to such NOLs, there can be no assurance that a valuation allowance will not be required with respect to our NOLs should our financial performance be negatively impacted in the future. In addition, the use of NOLs and other carryforwards to offset taxable income is subject to various limitations, which could limit our ability to utilize these tax attributes to reduce our taxes even if we generate sufficient taxable income. For example, federal NOLs can be used to offset only 80% of our federal taxable income for any taxable year, and Connecticut NOLs can be used to offset only 50% of our Connecticut taxable income for any taxable year.
A corporation’s ability to deduct its federal NOL carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code (“Section 382”) if it undergoes an “ownership change” as defined in Section 382. In general, an “ownership change” occurs if 5% shareholders increase their collective ownership of the aggregate amount of the outstanding shares of our company by more than 50 percentage points looking back over the relevant testing period. If an ownership change occurs, our ability to use our NOL carryforwards and other tax attributes to reduce our taxable income in a future year would be limited to a Section 382 limitation equal to the fair market value of our common shares immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change. An ownership change may severely limit or effectively eliminate our ability to utilize our NOL carryforwards and other tax attributes. Although we do not believe that an ownership change has occurred, no assurance can be provided as to whether an ownership change has occurred or will occur in the future. Limitations imposed by Sections 382 may discourage us from, among other things, repurchasing our common shares or issuing additional common shares to acquire businesses or assets. We have entered into a Rights Agreement with Equiniti Trust Company, LLC, dated as of April 23, 2024 (the "Rights Agreement") designed to preserve shareholder value and the value of certain tax assets primarily associated with NOL carryforwards under Section 382 of the Code. See "The Rights Agreement that we entered into to protect our tax attributes could hinder the market for our Common Shares."
Risks Related to Our Intention To Convert to a Registered Closed End Fund / Regulated Investment Company ("RIC")
We may not be able to obtain the necessary approvals to convert to a registered closed end fund to be treated as a RIC.
On April 1, 2024, we announced our intention to focus our investment strategy on CLOs. In connection with this strategic transition, we have revoked our REIT election effective as of January 1, 2024 and intend to convert to a registered closed end fund to be treated as a RIC later in 2024 (the “RIC Conversion”). Our ability to complete the RIC Conversion will be subject to certain conditions, including obtaining the required approval of our shareholders for certain matters related to the RIC Conversion. There can be no assurance that the conditions to the RIC Conversion will be satisfied in a timely manner or at all, or that an effect, event, circumstance, occurrence, development or change will not transpire that could delay or prevent these conditions from being satisfied. Accordingly, we cannot provide any assurances with respect to the timing of the RIC Conversion or whether the RIC Conversion will be completed at all.
General Risk Factors
Future offerings of debt securities, which would rank senior to our common shares upon our bankruptcy liquidation, and future offerings of equity securities which could dilute the common share holdings of our existing shareholders and may be senior to our common shares for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common shares.
In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities, including through the Rights Agreement. Upon bankruptcy or liquidation, holders of our debt securities and preferred shares, if any, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common shares. Our preferred shares, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to pay a dividend or other distribution to the holders of our common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common shares bear the risk of our future offerings, including through the Rights Agreement, reducing the market price of our common shares and diluting their share holdings in us.
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
Further, as discussed elsewhere herein, we adopted the Rights Agreement in order to preserve our NOL carryforwards. If the Rights under the Rights Agreement become exercisable, investor's interests in our common shares may be diluted, though the intent of the Rights Agreement is to only dilute the interests of the Acquiring Person (as defined herein).
The Rights Agreement that we entered into to protect our tax attributes could hinder the market for our Common Shares.
We have entered into the Rights Agreement, which is designed to preserve shareholder value and the value of certain tax assets primarily associated with NOL carryforwards and built-in losses under Section 382 of the Code. The Rights Agreement is intended to act as a deterrent to any person or group acquiring 4.9% or more of our outstanding Common Shares (any such person an “Acquiring Person”), without the approval of our Board of Trustees, until the expiration of the Rights Agreement.
In connection therewith, the Board of Trustees declared a dividend of one preferred share purchase right declared a dividend of one preferred share purchase right (a "Right") for each of our outstanding common shares. The dividend was payable to shareholders of record as of the close of business on April 23, 2024. Subject to the terms, provisions and conditions of the Rights Agreement, if the Rights become exercisable, each Right would initially represent the right to purchase from us one ten-thousandth of a Series A Junior Preferred Share for a purchase price of $40.00, subject to adjustment in accordance with the terms of the Rights Agreement (the “Purchase Price”). If issued, each fractional preferred share would give the shareholder approximately the same dividend, voting and liquidation rights as does one Common Share. However, prior to exercise, a Right does not give its holder any rights as a shareholder, including without limitation any dividend, voting or liquidation rights.
In the event that any person becomes an Acquiring Person, each holder of a Right shall thereafter have the right to receive, upon exercise thereof at a price equal to the then-current Purchase Price, in accordance with the terms of the Rights Agreement and in lieu of Preferred Shares, such number of Common Shares (or at our option, such number of one ten-thousandths of a Preferred Share) as shall equal the result obtained by (x) multiplying the then-current Purchase Price by the number of one ten-thousandths of a Preferred Share for which a Right is then exercisable and dividing that product by (y) 50% of the current per share market price of the Common Shares (determined pursuant to the Rights Agreement) on the date of the occurrence of such event; provided, however, that the Purchase Price (as so adjusted) and the number of Common Shares so receivable upon exercise of a Right shall thereafter be subject to further adjustment as appropriate in accordance with the Rights Agreement. The Rights will generally not be exercisable until the earlier of (i) 10 business days after a public announcement by us that a person or group has become an Acquiring Person and (ii) 10 business days after the commencement of a tender or exchange offer by a person or group for 4.9% or more of the outstanding Common Shares. However, prior to exercise, a Right does not give its holder any rights as a shareholder, including without limitation, any dividend, voting or liquidation rights.
Although the Rights Agreement is intended to prevent an "ownership change" as defined by Section 382 of the Code, we cannot provide any assurance that we will not experience such an ownership change or that we will otherwise be able to use, in full or in part, our NOLs. Additionally, the Rights Agreement may make our Common Shares less attractive to large institutional holders, discourage potential acquirers from attempting to take over our company, limit the price that investors might be willing to pay for our Common Shares and otherwise hinder the market for our Common Shares.

Item 6. Exhibits and Financial Statement Schedules

Exhibit	Description

3.1
Articles Supplementary, dated April 23, 2024, to the Company’s Declaration of Trust creating a new series of Preferred Shares designated as Series A Junior Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed with the SEC on April 23, 2024).

3.2
Articles of Amendment, dated April 18, 2024, to the Company's Declaration of Trust amending the name of the Company (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed with the SEC on April 18, 2024).

3.3	Third Amended and Restated Bylaws of Ellington Credit Company (incorporated by reference to Exhibit 3.2 to the Company's current report on Form 8-K filed with the SEC on April 18, 2024).

4.1
Rights Agreement, dated as of April 23, 2024, by and between Ellington Credit Company and Equiniti Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed with the SEC on April 23, 2024).

10.1
Amendment No. 1 to the Fifth Amended and Restated Management Agreement, dated as of April 1, 2024, by and between Ellington Residential Mortgage REIT, a Maryland real estate investment trust, and Ellington Residential Mortgage Management LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on April 1, 2024).

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

ELLINGTON CREDIT COMPANY
Date:	May 15, 2024	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON CREDIT COMPANY
Date:	May 15, 2024	By:	/s/ CHRIS SMERNOFF
Christopher Smernoff Chief Financial Officer (Principal Financial and Accounting Officer)