Form 10-Q
period 2024-06-30
Ellington Credit Co
filed 2024-08-14
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of the Registrant's common shares outstanding as of August 9, 2024: 25,326,991

ELLINGTON CREDIT COMPANY

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON CREDIT COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2024	December 31, 2023
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$118,763	$38,533
Securities, at fair value(1)	636,368	773,548
Due from brokers	4,892	3,245
Financial derivatives–assets, at fair value	80,834	74,279
Reverse repurchase agreements	16,405	—
Receivable for securities sold	71,673	51,132
Interest receivable	3,983	4,522
Other assets	539	431
Total Assets	$933,457	$945,690
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$578,503	$729,543
Payable for securities purchased	33,866	12,139
Due to brokers	146,010	54,476
Financial derivatives–liabilities, at fair value	6,720	7,329
U.S. Treasury securities sold short, at fair value	16,199	—
Dividend payable	1,691	1,488
Accrued expenses	1,688	1,153
Management fee payable to affiliate	550	513
Interest payable	2,101	2,811
Total Liabilities	787,328	809,452
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (21,134,976 and 18,601,464 shares issued and outstanding, respectively)	211	186
Additional paid-in-capital	291,114	274,698
Accumulated deficit	(145,196)	(138,646)
Total Shareholders' Equity	146,129	136,238
Total Liabilities and Shareholders' Equity	$933,457	$945,690
(1)Includes assets pledged as collateral to counterparties. See Note 6 for additional details on the Company's borrowings and related collateral.
See Notes to Consolidated Financial Statements

ELLINGTON CREDIT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$14,132	$10,070	$24,511	$19,408
Interest expense	(10,235)	(11,686)	(20,335)	(21,396)
Total net interest income (expense)	3,897	(1,616)	4,176	(1,988)
EXPENSES
Management fees to affiliate	550	439	1,088	872
Professional fees	690	407	1,029	649
Compensation expense	431	187	701	368
Insurance expense	93	95	187	194
Other operating expenses	400	372	786	722
Total expenses	2,164	1,500	3,791	2,805
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	(7,985)	(11,580)	(17,808)	(26,706)
Net realized gains (losses) on financial derivatives	6,565	24,227	10,024	25,970
Change in net unrealized gains (losses) on securities	1,180	(1,780)	2,940	26,168
Change in net unrealized gains (losses) on financial derivatives	(2,367)	(6,548)	7,849	(17,099)
Other, net	(16)	—	(16)	—
Total other income (loss)	(2,623)	4,319	2,989	8,333
Net income (loss) before income taxes	(890)	1,203	3,374	3,540
Income tax expense (benefit)	(75)	—	228	—
NET INCOME (LOSS)	$(815)	$1,203	$3,146	$3,540
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.04)	$0.09	$0.16	$0.26

See Notes to Consolidated Financial Statements

ELLINGTON CREDIT COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2023	18,601,464	$186	—	$—	$274,698	$(138,646)	$136,238
Common shares issued(1)	1,218,146	12			7,391		7,403
Share based compensation					72		72
Dividends declared(2)						(4,757)	(4,757)
Net income (loss)						3,961	3,961
BALANCE, March 31, 2024	19,819,610	198	—	—	282,161	(139,442)	142,917
Common shares issued(1)	1,315,366	13			8,882		8,895
Share based compensation					71		71
Dividends declared(2)						(4,939)	(4,939)
Net income (loss)						(815)	(815)
BALANCE, June 30, 2024	21,134,976	$211	—	$—	$291,114	$(145,196)	$146,129

BALANCE, December 31, 2022	13,377,840	$134	—	$—	$240,940	$(128,665)	$112,409
Common shares issued(1)	455,671	4			3,487		3,491
Share based compensation					45		45
Forfeiture of common shares to satisfy tax withholding obligations	(3,108)	—			—		—
Dividends declared(2)						(3,305)	(3,305)
Net income (loss)						2,337	2,337
BALANCE, March 31, 2023	13,830,403	138	—	—	244,472	(129,633)	114,977
Common shares issued(1)	547,790	6			3,802		3,808
Share based compensation					81		81
Dividends declared(2)						(3,372)	(3,372)
Net income (loss)						1,203	1,203
BALANCE, June 30, 2023	14,378,193	$144	—	$—	$248,355	$(131,802)	$116,697
(1)Net of discounts and commissions and offering costs.
(2)For each of the three-month periods ended June 30, 2024 and 2023, dividends totaling $0.24, per common share outstanding, were declared. For each of the six-month periods ended June 30, 2024 and 2023, dividends totaling $0.48, per common share outstanding, were declared.
See Notes to Consolidated Financial Statements

ELLINGTON CREDIT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six-Month Period Ended
	June 30, 2024	June 30, 2023
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$3,146	$3,540
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	17,808	26,706
Change in net unrealized (gains) losses on securities	(2,940)	(26,168)
Net realized (gains) losses on financial derivatives	(10,024)	(25,970)
Change in net unrealized (gains) losses on financial derivatives	(7,849)	17,099
Change in net unrealized (gains) losses Other (net)—foreign currency translation	49	—
Amortization of premiums and accretion of discounts, net	900	1,382
Share based compensation	143	126
(Increase) decrease in operating assets:
Interest receivable	539	(812)
Other assets	(190)	(171)
Increase (decrease) in operating liabilities:
Accrued expenses	556	230
Interest payable	(710)	(359)
Management fees payable to affiliate	37	16
Net cash provided by (used in) operating activities	1,465	(4,381)
Cash flows provided by (used in) investing activities:
Purchases of securities	(798,500)	(1,088,817)
Proceeds from sale of securities	874,496	1,019,477
Principal repayments of securities	46,216	46,618
Proceeds from investments sold short	151,020	339,797
Repurchase of investments sold short	(134,483)	(337,801)
Proceeds from disposition of financial derivatives	26,048	18,816
Purchase of financial derivatives	(15,313)	(12,163)
Payments made on reverse repurchase agreements	(1,172,949)	(1,977,897)
Proceeds from reverse repurchase agreements	1,156,544	1,966,205
Due from brokers, net	(987)	(98)
Due to brokers, net	11,981	7,317
Net cash provided by (used in) investing activities	144,073	(18,546)

See Notes to Consolidated Financial Statements

ELLINGTON CREDIT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six-Month Period Ended
	June 30, 2024	June 30, 2023
Cash flows provided by (used in) financing activities:
Net proceeds from the issuance of common shares(1)	$16,495	$7,360
Offering costs paid	(138)	(41)
Dividends paid	(9,493)	(6,597)
Borrowings under repurchase agreements	5,541,177	2,735,552
Repayments of repurchase agreements	(5,692,217)	(2,702,977)
Due from brokers, net	(960)	1,413
Due to brokers, net	79,828	(2,886)
Cash provided by (used in) financing activities	(65,308)	31,824
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	80,230	8,897
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,533	34,816
CASH AND CASH EQUIVALENTS, END OF PERIOD	$118,763	$43,713
Supplemental disclosure of cash flow information:
Interest paid	$21,045	$21,755
Income tax paid	170	—
Dividends payable	1,691	1,150
(1)Net of discount and commissions.
See Notes to Consolidated Financial Statements

ELLINGTON CREDIT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
The Company began acquiring and actively managing a portfolio of CLOs during the year ended December 31, 2023. The Company's targeted investments may range from unrated first loss securities to AAA senior securities.
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
Ellington Credit Company Management LLC, formerly known as Ellington Residential Mortgage Management LLC, or the "Manager," serves as the Manager of the Company pursuant to the terms of a management agreement, as described in Note 9. The Manager is an affiliate of Ellington Management Group, L.L.C., or "EMG," an investment management firm that is an SEC-registered investment adviser with a longstanding history of investing in CLOs across a wide variety of market conditions. In accordance with the terms of the Management Agreement, the New Management Agreement, and the Services Agreement (each as defined and described in Note 9), the Manager is responsible for administering the Company's business activities and day-to-day operations, and performs certain services, subject to oversight by the Board of Trustees.
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
For debt securities (generally RMBS and CLOs) that are deemed not to be of high credit quality at the time of purchase, interest income is recognized based on the effective interest method. For purposes of estimating future expected cash flows, management uses assumptions including, but not limited to, assumptions for future prepayment rates, default rates, and loss severities (each of which may in turn incorporate various macro-economic assumptions, such as future housing prices). These assumptions are re-evaluated not less than quarterly. Changes in estimated future cash flows, as applied to the current amortized cost of the security, may result in a prospective change in the yield/interest income recognized on such securities.
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
3. Investment in Securities
The Company's securities portfolio primarily consists of Agency and non-Agency RMBS and corporate CLOs, and may also include U.S. Treasury securities and corporate debt and equity securities. The Company's Agency RMBS include mortgage pass-through certificates and CMOs representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed by a U.S. government agency or government-sponsored enterprise, or "GSE." The securities in the Company's non-Agency RMBS and CLO portfolios are not issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or any agency of the U.S. Government and are therefore subject to greater credit risk.
The following tables present details of the Company's investments in securities as of June 30, 2024 and December 31, 2023.
June 30, 2024:

		Unamortized Premium (Discount)		Gross Unrealized			Weighted Average
($ in thousands)	Current Principal		Amortized Cost	Gains	Losses	Fair Value	Coupon(1)(2)	Yield	Life (Years)(3)
Long:
RMBS:
Agency:
15-year fixed-rate mortgages	$4,115	$43	$4,158	$4	$(78)	$4,084	4.74%	4.27%	3.30
30-year fixed-rate mortgages	548,497	(10,046)	538,451	2,454	(13,920)	526,985	4.89%	5.04%	6.27
Reverse mortgages	34	3	37	—	(4)	33	4.70%	3.19%	6.16
Interest only securities(4)	n/a	n/a	1,985	461	(91)	2,355	4.29%	7.95%	5.86
Non-Agency:
Principal and interest securities	9,461	(1,518)	7,943	1,529	(9)	9,463	9.54%	11.49%	5.64
Interest only securities(4)	n/a	n/a	6,182	2,146	—	8,328	0.26%	15.95%	8.89
CLO Notes	54,186	(9,278)	44,908	1,027	(836)	45,099	12.48%	16.71%	5.53
CLO Equity	n/a	n/a	41,835	167	(2,013)	39,989	n/a	15.95%	7.72
Corporate equity	n/a	n/a	43	—	(11)	32	n/a	n/a	n/a
Total Long	616,293	(20,796)	645,542	7,788	(16,962)	636,368	5.63%	6.75%	6.31
Short:
U.S. Treasury securities	(16,350)	246	(16,104)	—	(95)	(16,199)	4.23%	4.38%	9.92
Total Short	(16,350)	246	(16,104)	—	(95)	(16,199)	4.23%	4.38%	9.92
Total	$599,943	$(20,550)	$629,438	$7,788	$(17,057)	$620,169	5.59%	6.69%	6.40
(1)Weighted average coupon represents the weighted average coupons of the securities, rather than, in the case of collateralized securities, the weighted average coupon rates on the underlying collateral.
(2)Total long and total weighted average coupon excludes CLO equity securities, corporate equity, and interest only RMBS.
(3)Expected average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.
(4)Weighted average coupon is based on a notional principal amount of $18.0 million and $616.7 million, for Agency and non-Agency interest only securities, respectively.

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
By Estimated Weighted Average Life
As of June 30, 2024:

($ in thousands)	Agency RMBS			Agency IOs
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$35,035	$35,055	6.33%	$332	$341	4.04%
Greater than three years and less than seven years	278,519	279,827	5.55%	807	580	4.50%
Greater than seven years and less than eleven years	217,548	227,764	3.91%	1,216	1,064	4.30%
Total	$531,102	$542,646	4.89%	$2,355	$1,985	4.29%
(1)Expected average lives of RMBS and Agency IOs are generally shorter than stated contractual maturities.
(2)Weighted average coupon represents the weighted average coupons of the securities rather than the coupon rates on the underlying collateral.

($ in thousands)	Non-Agency RMBS			Non-Agency IOs			CLOs(3)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$1,752	$1,731	7.45%	$—	$—	—%	$1,514	$1,759	11.80%
Greater than three years and less than seven years	5,995	5,082	11.79%	—	—	—%	35,890	35,477	12.30%
Greater than seven years and less than eleven years	1,716	1,130	5.94%	8,328	6,182	0.26%	7,695	7,672	13.66%
Total	$9,463	$7,943	9.54%	$8,328	$6,182	0.26%	$45,099	$44,908	12.48%
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
(1)Expected average lives of RMBS and Agency IOs are generally shorter than stated contractual maturities.
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
(3)CLOs excludes CLO Equity.

The following tables reflect the components of net interest income (expense) by security type for the three- and six-month period ended June 30, 2024 and 2023:

	Three-Month Period Ended June 30, 2024			Three-Month Period Ended June 30, 2023
($ in thousands)	Net Coupon Interest	Net Amortization	Net Interest Income (Expense)	Net Coupon Interest	Net Amortization	Net Interest Income (Expense)
Agency RMBS	$8,139	$199	$8,338	$9,587	$(846)	$8,741
Non-Agency RMBS	729	(201)	528	735	(130)	605
CLOs	3,579	(59)	3,520	—	—	—
U.S. Treasury securities	519	19	538	—	—	—
Total	$12,966	$(42)	$12,924	$10,322	$(976)	$9,346

	Six-Month Period Ended June 30, 2024			Six-Month Period Ended June 30, 2023
($ in thousands)	Net Coupon Interest	Net Amortization	Net Interest Income (Expense)	Net Coupon Interest	Net Amortization	Net Interest Income (Expense)
Agency RMBS	$16,596	$(855)	$15,741	$18,861	$(1,930)	$16,931
Non-Agency RMBS	1,626	(534)	1,092	1,394	(212)	1,182
CLOs	4,867	(103)	4,764	—	—	—
U.S. Treasury securities	451	49	500	—	—	—
Total	$23,540	$(1,443)	$22,097	$20,255	$(2,142)	$18,113
For the three-month periods ended June 30, 2024 and 2023, the Catch-up Amortization Adjustment was $0.2 million and $(0.4) million, respectively. For each of the six-month periods ended June 30, 2024 and 2023, the Catch-up Amortization Adjustment was $(0.7) million.
At June 30, 2024, the Company had gross unrealized losses on securities of $(17.1) million, of which $(1.5) million relates primarily to adverse changes in estimated future cash flows on CLOs and Agency IOs. At December 31, 2023, the Company had gross unrealized losses on securities of $(25.4) million, of which $(0.2) million relates primarily to adverse changes in estimated future cash flows on CLOs and Agency IOs.
The Company determined for certain securities that a portion of such securities' cost basis is not collectible; for the three-month period ended June 30, 2023, the Company recognized realized losses on such securities of $(0.2) million. For the six-month periods ended June 30, 2024 and 2023, the Company recognized realized losses on such securities of $(13) thousand and $(0.4) million, respectively. Such realized losses are reflected in Net realized gains (losses) on securities, on the Consolidated Statement of Operations.

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
June 30, 2024:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. Treasury bills	$89,930	$—	$—	$89,930
Securities:
Agency RMBS:
15-year fixed-rate mortgages	—	4,084	—	4,084
20-year fixed-rate mortgages	—	—	—	—
30-year fixed-rate mortgages	—	526,985	—	526,985
Adjustable rate mortgages	—	—	—	—
Reverse mortgages	—	33	—	33
Interest only securities	—	1,280	1,075	2,355
Non-Agency RMBS	—	9,358	8,433	17,791
CLOs	—	37,201	47,887	85,088
Corporate equity	—	—	32	32
Total securities, at fair value	—	578,941	57,427	636,368
Financial derivatives–assets, at fair value:
TBAs	—	780	—	780
Interest rate swaps	—	79,456	—	79,456
Futures	598	—	—	598
Total financial derivatives–assets, at fair value	598	80,236	—	80,834
Total cash equivalents, securities, and financial derivatives–assets, at fair value	$90,528	$659,177	$57,427	$807,132
Liabilities:
Securities sold short:
U.S. Treasury securities sold short, at fair value	$—	$(16,199)	$—	$(16,199)
Financial derivatives–liabilities, at fair value:
TBAs	$—	$(1,019)	$—	$(1,019)
Interest rate swaps	—	(5,061)	—	(5,061)
Futures	(22)	—	—	(22)
Credit default swaps	—	(618)	—	(618)
Total financial derivatives–liabilities, at fair value	$(22)	$(6,698)	$—	$(6,720)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(22)	$(22,897)	$—	$(22,919)

December 31, 2023:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Securities:
Agency RMBS:
15-year fixed-rate mortgages	$—	$27,847	$—	$27,847
20-year fixed-rate mortgages	—	7,863	—	7,863
30-year fixed-rate mortgages	—	670,294	—	670,294
Adjustable rate mortgages	—	7,119	—	7,119
Reverse mortgages	—	14,874	—	14,874
Interest only securities	—	4,253	3,162	7,415
Non-Agency RMBS	—	10,443	10,276	20,719
CLOs	—	11,816	5,601	17,417
Total securities, at fair value	—	754,509	19,039	773,548
Financial derivatives–assets, at fair value:
TBAs	—	654	—	654
Interest rate swaps	—	71,341	—	71,341
Futures	2,284	—	—	2,284
Total financial derivatives–assets, at fair value	2,284	71,995	—	74,279
Total securities and financial derivatives–assets, at fair value	$2,284	$826,504	$19,039	$847,827
Liabilities:
Financial derivatives–liabilities, at fair value:
TBAs	$—	$(1,876)	$—	$(1,876)
Interest rate swaps	—	(4,758)	—	(4,758)
Futures	(63)	—	—	(63)
Credit default swaps	—	(632)	—	(632)
Total financial derivatives–liabilities, at fair value	$(63)	$(7,266)	$—	$(7,329)

The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value.
Three-Month Period Ended June 30, 2024:

(In thousands)	Non-Agency RMBS	Agency RMBS	CLOs	Corporate equity
Beginning balance as of March 31, 2024	$5,828	$3,920	$25,596	$—
Purchases	—	—	31,434	43
Proceeds from sales	(853)	(2,848)	(9,321)	—
(Amortization)/accretion, net	(25)	(161)	(2)	—
Net realized gains (losses)	249	677	(18)	—
Change in net unrealized gains (losses)	(225)	(513)	(2,360)	(11)
Transfers:
Transfers into level 3	3,459	—	4,013	—
Transfers out of level 3	—	—	(1,455)	—
Ending balance as of June 30, 2024	$8,433	$1,075	$47,887	$32
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at June 30, 2024, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended June 30, 2024. For Level 3 financial instruments held by the Company as of June 30, 2024, change in net unrealized gains (losses) of $0.1 million, $19 thousand, $(1.3) million, and $(11) thousand for the three-month period ended June 30, 2024 relate to non-Agency RMBS, Agency RMBS, CLOs, and corporate equity, respectively.
At June 30, 2024, the Company transferred $1.5 million of assets from Level 3 to Level 2 and $7.5 million of assets from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
At June 30, 2023, the Company transferred $4.6 million of assets from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
Six-Month Period Ended June 30, 2024:

(In thousands)	Non-Agency RMBS	Agency RMBS	CLOs	Corporate equity
Beginning balance as of December 31, 2023	$10,276	$3,162	$5,601	$—
Purchases	—	—	51,040	43
Proceeds from sales	(182)	(2,030)	(10,776)	—
Principal repayments	—	—	—	—
(Amortization)/accretion, net	(398)	(333)	(455)	—
Net realized gains (losses)	70	500	163	—
Change in net unrealized gains (losses)	573	(224)	(2,050)	(11)
Transfers:
Transfers into level 3	1,127	—	4,986	—
Transfers out of level 3	(3,033)	—	(622)	—
Ending balance as of June 30, 2024	$8,433	$1,075	$47,887	32
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at June 30, 2024, as well as Level 3 financial instruments disposed of by the Company during the six-month period ended June 30, 2024. For Level 3 financial instruments held by the Company as of June 30, 2024, change in net unrealized gains (losses) of $0.4 million, $0.1 million, $(1.9) million, and $(11) thousand for the six-month period ended June 30, 2024 relate to non-Agency RMBS, Agency RMBS, CLOs, and corporate equity, respectively.
At June 30, 2024, the Company transferred $3.7 million of assets from Level 3 to Level 2 and $6.1 million of assets from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of June 30, 2023, as well as Level 3 financial instruments disposed of by the Company during the six-month period ended June 30, 2023. For Level 3 financial instruments held by the Company as of June 30, 2023, change in net unrealized gains (losses) of $0.4 million and $0.3 million, for the six-month period ended June 30, 2023 relate to non-Agency RMBS and Agency RMBS, respectively.
At June 30, 2023, the Company transferred $6.4 million of assets from Level 3 to Level 2 and $3.1 million of assets from Level 2 to Level 3. Transfers between these hierarchy levels are based on the availability of sufficient observable inputs to meet

Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of June 30, 2024:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$7,442	Market quotes	Non-Binding Third-Party Valuation	$0.39	$106.53	$37.21
	991	Discounted Cash Flows
	$8,433		Yield	6.2%	15.0%	9.3%
			Projected Collateral Prepayments	34.7%	37.2%	35.6%
			Projected Collateral Losses	0.7%	7.5%	4.9%
			Projected Collateral Recoveries	6.5%	13.8%	11.0%
Agency RMBS–Interest Only Securities	1,075	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	32	5,062	902
			Projected Collateral Prepayments	28.9%	62.2%	41.2%
CLOs	$35,312	Market quotes	Non-Binding Third-Party Valuation	$5.00	$100.94	$66.46
	12,575	Discounted Cash Flows
	$47,887		Yield	9.1%	148.0%	19.4%
Corporate equity	32	Discounted Cash Flows	Yield	22.6%	22.6%	22.6%
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

The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$28,833	$28,833	$38,533	$38,533
Due from brokers	4,862	4,892	3,245	3,245
Reverse repurchase agreements	16,405	16,405	—	—
Liabilities:
Repurchase agreements	578,503	578,503	729,543	729,543
Due to brokers	146,010	146,010	54,476	54,476
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
The following table details the fair value of the Company's holdings of financial derivatives as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$99	$654
TBA securities sale contracts	681	—
Fixed payer interest rate swaps	78,674	67,719
Fixed receiver interest rate swaps	782	3,622
Futures	598	2,284
Total financial derivatives–assets, at fair value	80,834	74,279
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(956)	(13)
TBA securities sale contracts	(63)	(1,863)
Fixed payer interest rate swaps	(426)	(4,182)
Fixed receiver interest rate swaps	(4,635)	(576)
Futures	(22)	(63)
Credit default swaps	(618)	(632)
Total financial derivatives–liabilities, at fair value	(6,720)	(7,329)
Total, net	$74,114	$66,950

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of June 30, 2024 and December 31, 2023.
June 30, 2024:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$100,268	$3,982	2.98%	5.34%	1.23
2027	40,545	2,202	3.01	5.33	3.22
2028	104,647	7,375	2.74	5.34	4.02
2029	79,000	6,292	2.40	5.33	4.73
2030	97,200	7,890	2.50	5.33	5.92
2031	123,515	18,371	1.81	5.33	6.98
2032	104,377	16,539	1.74	5.33	7.63
2033	76,900	1,984	3.69	5.33	8.75
2034	10,148	1	4.02	5.34	9.78
2037	35,000	4,697	2.85	5.33	13.07
2038	39,500	166	4.01	5.34	14.16
2040	500	194	0.90	5.33	16.32
2041	10,961	3,931	1.33	5.34	17.10
2049	3,564	1,338	1.63	5.34	25.33
2050	780	438	0.64	5.34	26.04
2052	10,000	2,848	2.28	5.33	27.81
Total	$836,905	$78,248	2.60%	5.33%	6.76
December 31, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$73,693	$2,161	2.27%	5.38%	0.33
2025	100,268	2,960	2.98	5.39	1.72
2027	40,545	1,164	3.01	5.38	3.71
2028	104,647	5,264	2.74	5.39	4.51
2029	65,987	5,528	2.17	5.38	5.25
2030	97,200	7,141	2.50	5.38	6.42
2031	123,515	16,138	1.81	5.38	7.48
2032	104,377	15,932	1.74	5.38	8.13
2033	76,900	(782)	3.69	5.38	9.25
2037	35,000	2,842	2.85	5.38	13.56
2038	39,500	(2,072)	4.01	5.39	14.66
2040	500	165	0.90	5.33	16.82
2041	10,961	3,395	1.33	5.39	17.60
2049	3,564	1,156	1.63	5.39	25.83
2050	780	394	0.64	5.39	26.54
2052	10,000	2,151	2.28	5.38	28.31
Total	$887,437	$63,537	2.54%	5.38%	6.68

The following tables provide information about the Company's fixed receiver interest rate swaps as of June 30, 2024 and December 31, 2023.
June 30, 2024:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2026	$4,787	$(8)	5.34%	4.72%	1.77
2028	26,070	(780)	5.34	3.57	3.95
2029	72,354	174	5.34	4.27	4.80
2030	13,000	(536)	5.33	3.31	5.76
2031	40,700	(858)	5.34	3.78	6.62
2033	95,829	(497)	5.34	3.96	9.12
2034	25,401	(1,147)	5.34	3.48	9.54
2040	500	(201)	5.33	0.84	16.32
Total	$278,641	$(3,853)	5.34%	3.91%	6.92
December 31, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2026	$61	$—	5.38%	4.06%	2.45
2028	10,070	(19)	5.39	3.50	5.00
2029	20,000	19	5.38	3.55	5.01
2030	13,000	(330)	5.38	3.31	6.26
2031	25,700	31	5.38	3.49	7.01
2033	95,829	3,572	5.39	3.96	9.62
2034	23,000	(54)	5.38	3.44	10.01
2040	500	(173)	5.38	0.84	16.82
Total	$188,160	$3,046	5.38%	3.71%	8.36
Futures
The following tables provide information about the Company's futures as of June 30, 2024 and December 31, 2023.
June 30, 2024:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Assets:
Long Contracts:
U.S. Treasury Futures	$104,700	$428	3.01
Short Contracts:
Euro FX Futures	(12,375)	170	2.60
Liabilities:
Short Contracts:
U.S. Treasury Futures	(5,400)	(22)	3.07
Total, net	$86,925	$576	2.97

December 31, 2023:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Assets:
Long Contracts:
U.S. Treasury Futures	$84,600	$2,284	2.69
Liabilities:
Short Contracts:
U.S. Treasury Futures	(5,400)	(63)	2.93
Total, net	$79,200	$2,221	2.70
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
As of June 30, 2024 and December 31, 2023, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	June 30, 2024				December 31, 2023
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$39,586	$35,486	$35,585	$99	$79,722	$78,709	$79,363	$654
Liabilities	177,142	164,378	163,422	(956)	27,700	28,398	28,385	(13)
	216,728	199,864	199,007	(857)	107,422	107,107	107,748	641
Sale contracts:
Assets	(166,856)	(165,357)	(164,676)	681	—	—	—	—
Liabilities	(6,218)	(5,026)	(5,089)	(63)	(78,285)	(69,206)	(71,069)	(1,863)
	(173,074)	(170,383)	(169,765)	618	(78,285)	(69,206)	(71,069)	(1,863)
Total TBA securities, net	$43,654	$29,481	$29,242	$(239)	$29,137	$37,901	$36,679	$(1,222)
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

The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the six-month period ended June 30, 2024 and the year ended December 31, 2023:

Derivative Type	Six-Month Period Ended June 30, 2024	Year Ended December 31, 2023
	(In thousands)
Interest rate swaps	$1,091,539	$861,689
TBAs	245,622	289,786
Futures	66,989	67,592
Credit default swaps	24,763	14,989
Gains and losses on the Company's financial derivatives for the three- and six-month periods ended June 30, 2024 and 2023 are summarized in the tables below:

	Three-Month Period Ended June 30, 2024
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$9,524	$(1,673)	$7,851	$(4,211)	$1,506	$(2,705)
TBAs		(515)	(515)		(165)	(165)
Futures		(622)	(622)		373	373
Credit Default Swaps		(149)	(149)		130	130
Total	$9,524	$(2,959)	$6,565	$(4,211)	$1,844	$(2,367)

	Three-Month Period Ended June 30, 2023
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$3,942	$19,703	$23,645	$1,118	$(7,476)	$(6,358)
TBAs		266	266		2,137	2,137
Futures		334	334		(2,209)	(2,209)
Credit Default Swaps		(18)	(18)		(118)	(118)
Total	$3,942	$20,285	$24,227	$1,118	$(7,666)	$(6,548)

	Six-Month Period Ended June 30, 2024
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$15,336	$(2,840)	$12,496	$(4,322)	$12,617	$8,295
TBAs		(1,223)	(1,223)		983	983
Futures		(796)	(796)		(1,645)	(1,645)
Credit Default Swaps		(453)	(453)		216	216
Total	$15,336	$(5,312)	$10,024	$(4,322)	$12,171	$7,849

	Six-Month Period Ended June 30, 2023
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$5,711	$16,643	$22,354	$3,550	$(17,433)	$(13,883)
TBAs		3,799	3,799		(2,613)	(2,613)
Futures		(165)	(165)		(485)	(485)
Credit Default Swaps		(18)	(18)		(118)	(118)
Total	$5,711	$20,259	$25,970	$3,550	$(20,649)	$(17,099)
At June 30, 2024, the Company held credit default swaps representing purchased protection on corporate bond indices with a notional value of $23.8 million and a fair value of $(0.6) million; the weighted average remaining maturity on such contracts was 5.0 years. At December 31, 2023, the Company held credit default swaps representing purchased protection on corporate bond indices with a notional value of $25.9 million and a fair value of $(0.6) million; the weighted average remaining maturity on such contracts was 5.0 years.

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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of June 30, 2024 and December 31, 2023, the Company had outstanding borrowings under repurchase agreements with 18 and 19 counterparties, respectively.
The following table details the Company's outstanding borrowings under repurchase agreements as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 days or less	$469,856	5.46%	16	$676,074	5.54%	17
31-60 days	19,262	5.45	44	1,256	6.23	44
61-90 days	603	6.15	68	2,933	6.23	67
181-360 days	45,911	5.50	185	—	—	—
Total Agency RMBS	535,632	5.46	32	680,263	5.55	17
Non-Agency RMBS and CLOs:
30 days or less	13,801	6.64	17	6,782	6.89	15
31-60 days	27,342	6.43	45	4,875	6.80	46
61-90 days	1,728	6.54	68	6,801	6.58	67
Total Non-Agency RMBS and CLOs	42,871	6.50	37	18,458	6.75	42
U.S. Treasury Securities
30 days or less	—	—	—	30,822	5.53	2
Total U.S. Treasury Securities	—	—	—	30,822	5.53	2
Total	$578,503	5.54%	32	$729,543	5.58%	17
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.

As of June 30, 2024 and December 31, 2023, the fair value of securities transferred as collateral under outstanding borrowings under repurchase agreements was $622.8 million and $791.5 million, respectively. Collateral transferred under outstanding borrowings under repurchase agreements as of June 30, 2024 and December 31, 2023, includes investments in the amount of $56.6 million and $51.0 million, respectively, that were sold prior to period end but for which such sale had not yet settled. In addition as of June 30, 2024 and December 31, 2023, the Company posted to/(received from) repurchase agreement counterparties net cash collateral of $(2.2) million and $(11.2) million, respectively, as a result of margin calls with various repurchase agreement counterparties. Additionally, as of June 30, 2024 and December 31, 2023, repurchase agreement counterparties posted/(received) RMBS of $(0.5) million and $0.8 million, respectively, to/(from) the Company as a result of margin calls.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. There was no counterparty for which the amount at risk was greater than 10% of shareholders' equity as of either June 30, 2024 or December 31, 2023.
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
The following tables present information about certain assets and liabilities representing financial instruments as of June 30, 2024 and December 31, 2023. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
June 30, 2024:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$80,834	$(6,262)	$—	$(54,445)	$20,127
Reverse repurchase agreements	16,405	—	(16,405)	—	—
Liabilities:
Financial derivatives–liabilities	(6,720)	6,262	—	375	(83)
Repurchase agreements	(578,503)	—	580,654	(2,151)	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase and reverse repurchase agreements and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. As of June 30, 2024, the fair value of financial instruments transferred or pledged as collateral on the Company's repurchase agreements, net of the fair value of any financial instruments received by the Company as the result of margin calls, were $623.2 million. As of June 30, 2024, total cash collateral (received) pledged on financial derivative assets and financial derivative liabilities excludes $2.0 million and $0.6 million, respectively, of net excess cash collateral.
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
8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of June 30, 2024 and December 31, 2023, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three- and six-month periods ended June 30, 2024 and 2023:

	Three-Month Period Ended		Six-Month Period Ended
(In thousands except for share amounts)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator:
Net income (loss)	$(815)	$1,203	$3,146	$3,540
Denominator:
Basic and diluted weighted average shares outstanding	20,354,062	13,935,821	19,951,235	13,802,007
Basic and diluted earnings per share	$(0.04)	$0.09	$0.16	$0.26
9. Related Party Transactions
Management Agreement
The Company is party to the Fifth Amended and Restated Management Agreement, (the "Management Agreement"). On June 25, 2024, the Company Board of Trustees unanimously approved the Sixth Amended and Restated Management Agreement, (the "New Management Agreement") which replaces the Management Agreement. The New Management Agreement is effective beginning July 1, 2024. The Company is externally managed and advised by the Manager. Pursuant to the terms of the Management Agreement and the New Management Agreement, the Manager provides the Company with its management team, including its officers, and appropriate support personnel. The Company does not have any employees. The Manager is responsible for the day-to-day operations of the Company.
For periods prior to July 1, 2024, under the terms of the Management Agreement, the Manager received an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee is payable quarterly in arrears. For the three-month periods ended June 30, 2024 and 2023, the total management fee incurred was $0.6 million and $0.4 million, respectively. For the six-month periods ended June 30, 2024 and 2023, the total management fee incurred was $1.1 million and $0.9 million, respectively.
Under the terms of the New Management Agreement, for periods beginning after June 30, 2024, the Manager receives an annual management fee in an amount equal to 1.50% per annum of the Company's Net Asset Value, calculated as the Company's total assets minus its total liabilities (the "Base Management Fee"). The Base Management Fee is payable quarterly in arrears.
In addition to the Base Management Fee, pursuant to the New Management Agreement, the Company will pay the Manager a performance fee (the "Performance Fee"). The Performance Fee is calculated and payable quarterly in arrears based upon the Company's Pre-Performance Fee Net Investment Income, with respect to each fiscal quarter. Pre-Performance Fee Net Investment Income for any fiscal quarter means, interest income (including accretions of discounts, amortization of premiums, and payment-in-kind income), dividend income, and any other income (including any fee income) earned or accrued by the Company during such fiscal quarter, minus the Company’s operating expenses for such quarter (which, for this purpose, will not include any litigation-related expenses, any extraordinary expenses, or Performance Fee). Pre-Performance Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of computing Pre-Performance Fee Net Investment Income, the calculation methodology will look through total return swaps as if the Company owned the referenced assets directly. As a result, Pre-Performance Fee Net Investment Income includes net interest (whether positive or negative) associated with a total return swap, which is the difference between (a) the interest income and transaction fees related to the reference assets and (b) all interest and other expenses paid by the Company to the total return swap counterparty. In the case of an interest rate swap, Pre-Performance Fee Net Investment Income includes the net payments and net accruals of periodic payments. The Performance Fee is subject to a hurdle rate of 2.00% per quarter, or 8.00% per annum (the "Hurdle Rate"), and is subject to a "catch-up" feature. Specifically:
•If the Company’s Pre-Performance Fee Net Investment Income for a fiscal quarter does not exceed the result obtained by multiplying the Net Asset Value attributable to common equity at the end of the immediately preceding fiscal quarter by the Hurdle Rate (the "Hurdle Amount") for such quarter, then no Performance Fee is payable to the Manager with respect to such quarter;
•If the Company’s Pre-Performance Fee Net Investment Income for a fiscal quarter exceeds the Hurdle Amount for such quarter but is less than or equal to 121.21% of the Hurdle Amount, then 100% of the portion of the Company’s Pre-Performance Fee Net Investment Income that exceeds the Hurdle Amount (the “Catch-Up”) is payable to the Manager as the Performance Fee with respect to such quarter. Therefore, once the Company’s Pre-Performance Fee Net Investment Income for such quarter exactly reaches 121.21% of the Hurdle Amount, the Manager will have accrued a Performance Fee with respect to such quarter that is exactly equal to 17.5% of the Pre-Performance Fee Net Investment Income (because 21.21% of the Hurdle Amount (which is the Pre-Performance Fee Net Investment Income captured by the Manager during the Catch-Up phase) is equal to 17.5% of 121.21% of the Hurdle Amount (which is the entire Pre-Performance Fee Net Investment Income at the end of the Catch-Up phase)); and
•If the Company’s Pre-Performance Fee Net Investment Income for a fiscal quarter exceeds 121.21% of the Hurdle Amount for such quarter, then 17.5% of the Company’s Pre-Performance Fee Net Investment Income is payable to the Manager as the Performance Fee with respect to such quarter.
With respect to the Performance Fee, there will be no accumulation of the Hurdle Amount from quarter to quarter, no claw back of amounts previously paid if the Pre-Performance Fee Net Investment Income in any subsequent quarter is below the Hurdle Amount for such subsequent quarter, and no delay or adjustment of payment if the Pre-Performance Fee Net Investment Income in any prior quarter was below the Hurdle Amount for such prior quarter.
The Manager has agreed to waive all of the Performance Fees payable under the New Management Agreement for all fiscal periods through December 31, 2024.
The New Management Agreement has an initial term expiring on June 25, 2025, unless terminated earlier in accordance with its terms. Thereafter, the New Management Agreement will continue to renew automatically each year for an additional one-year period, unless the Company or the Manager exercise its respective termination rights.
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
For the six-month periods ended June 30, 2024 and 2023, the Company reimbursed the Manager $2.0 million and $1.4 million, respectively, for previously incurred operating and compensation expenses. As of both June 30, 2024 and December 31, 2023, the outstanding payable to the Manager for operating and compensation expenses was $0.7 million and $0.4 million, respectively, and is included in Accrued expenses on the Consolidated Balance Sheet.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of June 30, 2024 and December 31, 2023, there were 21,134,976 and 18,601,464 common shares outstanding, respectively. No preferred shares have been issued.
Detailed below is a roll forward of the Company's common shares outstanding for the three- and six-month periods ended June 30, 2024 and 2023:

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Common Shares Outstanding (3/31/2024, 3/31/2023, 12/31/2023 and 12/31/2022, respectively)	19,819,610	13,830,403	18,601,464	13,377,840
Share Activity:
Common shares issued	1,315,366	547,790	2,533,512	1,003,461
Forfeiture of common shares to satisfy tax withholding obligations	—	—	—	(3,108)
Common Shares Outstanding (6/30/2024, 6/30/2023, 6/30/2024 and 6/30/2023, respectively)	21,134,976	14,378,193	21,134,976	14,378,193
Unvested restricted shares outstanding (6/30/2024, 6/30/2023, 6/30/2024, and 6/30/2023, respectively)	53,448	44,804	53,448	44,804

The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at June 30, 2024:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	32,920	September 13, 2023	September 12, 2024
Partially dedicated employees:
	6,055	December 15, 2022	December 15, 2024
	7,237	December 14, 2023	December 14, 2024
	7,236	December 14, 2023	December 14, 2025
(1)Date at which such restricted shares will vest and become non-forfeitable.
On May 16, 2023, the Company's 2023 Equity Incentive Plan became effective and replaced the Company's 2013 Equity Incentive Plan. Awards previously granted under the 2013 Equity Incentive Plan remain outstanding and valid in accordance with their terms, but no new awards will be granted under the 2013 Equity Incentive Plan. As of June 30, 2024, there were 1,214,938 shares available for future issuance under the Company's 2023 Equity Incentive Plan.
On June 13, 2018, the Company's Board of Trustees approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. From inception of the current share repurchase program adopted on June 13, 2018 through June 30, 2024, the Company repurchased 474,192 of its common shares at an aggregate cost of $4.4 million, and an average price per share of $9.21. The Company did not repurchase any shares during either of the three- or six-month periods ended June 30, 2024 and 2023.
On November 14, 2023, the Company implemented an "at the market" offering program, or the "2023 ATM program," by entering into equity distribution agreements with third party sales agents under which it was authorized to offer and sell up to $100.0 million of common shares from time to time. During the three-month period ended June 30, 2024, the Company issued 1,315,366 common shares, which provided $9.0 million of net proceeds after $0.2 million of commissions and offering costs. During the six-month period ended June 30, 2024, the Company issued 2,533,512 common shares, which provided $16.4 million of net proceeds after $0.3 million of commissions and offering costs. As of June 30, 2024, the Company's remaining authorization under the 2023 ATM program was $69.3 million.
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
11. Income Taxes
The Company has revoked its prior REIT election and is operating as a taxable C-Corp, subject to applicable U.S. federal, state, and local income tax, effective for the tax year beginning January 1, 2024. The Company had a pre-tax U.S. federal net operating loss carryforward ("NOL Carryforward") of approximately $36.9 million and $38.9 million as of June 30, 2024 and December 31, 2023, respectively. As a result of the change from a REIT to a taxable C-Corp, as of January 1, 2024, the Company is establishing a deferred tax asset related to its NOL Carryforward, which it plans to utilize to offset a majority of its U.S. federal taxable income and a portion of its state and local taxable income, as discussed in more detail below.
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, or "ASC 740." Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes. For the three-month period ended June 30, 2024, the Company recorded an income tax expense (benefit) of $(0.1) million. For the six-month period ended June 30, 2024, the Company recorded an income tax expense (benefit) of $0.2 million. No such expense was recorded for the three- or six-month periods ended June 30, 2023, during which time the Company was operating as a REIT and generally not subject to income tax.

The Company evaluates its deferred tax assets for recoverability using an approach which considers the relative impact of negative and positive evidence, including historical profitability and projections of future taxable income. As of June 30, 2024, the Company anticipates utilizing deferred tax assets of approximately $0.6 million, to offset a portion of its taxable income for its 2024 fiscal year; the Company has recorded a valuation allowance of $11.3 million to fully reserve against the remaining deferred tax assets.
The Company is subject to a federal tax rate of 21%, and expected state and local taxes with a combined estimated rate of 9.52%. The establishment of the deferred benefit has reduced our estimated effective federal tax rate to 3.2% and combined state and local tax rate to 3.6%.
Based on its analysis of any potential uncertain income tax positions, the Company concluded that it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of June 30, 2024 or December 31, 2023. Tax authorities in the relevant jurisdictions may select the Company's tax returns for audit and propose adjustments before the expiration of the statute of limitations. Tax returns filed for the Company's open tax years or any ongoing audits remain open to adjustment in the major tax jurisdictions.
12. Commitments and Contingencies
From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. The Company provides current trustees and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of June 30, 2024 and December 31, 2023 and management is not aware of any significant contingencies at June 30, 2024.
13. Subsequent Events
Dividends
On July 8, 2024, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on August 26, 2024 to shareholders of record as of July 31, 2024.
On August 7, 2024, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on September 25, 2024 to shareholders of record as of August 30, 2024.

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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account information currently available to us. These beliefs, assumptions, and expectations are subject to numerous risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements or from our beliefs, expectations, estimates and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. The following factors are examples of those that could cause actual results to vary from those stated or implied by our forward-looking statements: changes in interest rates and the market value of our securities or our investments; our use of and dependence on leverage; future changes with respect to the Federal National Mortgage Association, or "Fannie Mae," and Federal Home Loan Mortgage Corporation, or "Freddie Mac," and related events, including the lack of certainty as to the future roles of these entities and the U.S. Government in the mortgage market and changes to legislation and regulations affecting these entities; market volatility; our ability to pivot our investment strategy to focus on CLOs; a deterioration in the CLO market, our ability to utilize our NOLs; our ability to convert to a closed end fund/RIC, including our ability to obtain shareholder approval of our conversion to a closed end fund/RIC; our ability to exit investments in a timely manner; changes in our investment objectives and strategy; changes in the prepayment rates on the mortgage loans underlying the securities we own; changes in rates of default and/or recovery rates; our ability to borrow to finance our assets and the available terms for such borrowings; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; risks associated with investing in real estate assets, including changes in business conditions; and other changes in markets conditions and trends, such as changes to fiscal or monetary policy, heightened inflation, slower growth or recession, and currency fluctuations. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, the risk factors described under Part II Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, and the risk factors described under Part II, Item 1A of this Quarterly Report on Form 10-Q, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
On March 29, 2024, our Board of Trustees approved a strategic transformation, the "CLO Strategic Transformation," of our investment strategy to focus on corporate collateralized loan obligations, or "CLOs." CLOs are a form of asset-backed security collateralized by syndicated corporate loans which receive interest and principal cash flows from these underlying loans. Senior debt tranches are paid first, then mezzanine debt tranches, and finally, equity. In connection with the CLO

Strategic Transformation, we revoked our REIT election for tax year 2024, rebranded as Ellington Credit Company, and currently operate as a taxable C-Corp. While operating as a taxable C-Corp, we intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act of 1940 (the "1940 Act"). This includes continuing to hold a core portfolio of liquid Agency MBS pools in order to maintain our exemption from the 1940 Act. During this time, we also plan to take advantage of our significant existing net operating loss carryforwards to offset the majority of our U.S. federal taxable income.
On July 2, 2024, we filed our preliminary proxy statement in anticipation of a shareholder vote at our annual meeting later this year. We intend to convert to a closed-end fund to be treated as a regulated investment company, or "RIC," subject to shareholder approval of certain matters. In the interim, we intend to continue gradually liquidating our portfolio of mortgage-related assets and invest the proceeds in CLOs. Just prior to the conversion, we intend to liquidate the vast majority of our remaining mortgage- and real estate-related assets and upon the effectiveness of the conversion we would intend to operate so as to qualify to be taxed as a RIC under subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), for federal income tax purposes. After our conversion to a closed-end fund/RIC, we would generally not be subject to corporate tax.
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
We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington has a longstanding and successful track record of investing in the CLO sector. In connection with the CLO Strategic Transformation, on June 25, 2024, our Board of Trustees unanimously approved the Sixth Amended and Restated Management Agreement (the "New Management Agreement") where, in addition to carrying over the removal of certain provisions related to the maintenance of our REIT status (which had been made in the prior amendment), our Board of Trustees determined to more closely align the management fee arrangement between us and our Manager with the advisory fee structures of CLO-focused registered closed-end funds.
Under the terms of the New Management Agreement, which became effective July 1, 2024, our Manager will receive an annual management fee in an amount equal to 1.50% per annum of our Net Asset Value, calculated as our total assets minus our total liabilities (the "Base Management Fee").
In addition to the Base Management Fee, pursuant to the New Management Agreement, we will pay our Manager a performance fee (the "Performance Fee"), calculated and payable quarterly in arrears based upon our Pre-Performance Fee Net Investment Income, with respect to each fiscal quarter. "Pre-Performance Fee Net Investment Income" for any fiscal quarter means, interest income (including accretions of discounts, amortization of premiums, and payment-in-kind income), dividend income, and any other income (including any fee income) earned or accrued by us during such fiscal quarter, minus our operating expenses for such quarter (which, for this purpose, will not include any litigation-related expenses, any extraordinary expenses, or Performance Fee). Pre-Performance Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of computing Pre-Performance Fee Net Investment Income, the calculation methodology will look through total return swaps as if we owned the referenced assets directly. As a result, Pre-Performance Fee Net Investment Income includes net interest (whether positive or negative) associated with a total return swap, which is the difference between (a) the interest income and transaction fees related to the reference assets and (b) all interest and other expenses paid by us to the total return swap counterparty. In the case of an interest rate swap, Pre-Performance Fee Net Investment Income includes the net payments and net accruals of periodic payments. The Performance Fee is subject to a hurdle rate of 2.00% per quarter, or 8.00% per annum (the "Hurdle Rate"), and is subject to a "catch-up" feature. Specifically:
•If our Pre-Performance Fee Net Investment Income for a fiscal quarter does not exceed the result obtained by multiplying our Net Asset Value attributable to our common equity at the end of the immediately preceding fiscal quarter by the Hurdle Rate (the "Hurdle Amount") for such quarter, then no Performance Fee is payable to our Manager with respect to such quarter;
•If our Pre-Performance Fee Net Investment Income for a fiscal quarter exceeds the Hurdle Amount for such quarter but is less than or equal to 121.21% of the Hurdle Amount, then 100% of the portion of our Pre-Performance Fee Net Investment Income that exceeds the Hurdle Amount (the “Catch-Up”) is payable to our Manager as the Performance

Fee with respect to such quarter. Therefore, once our Pre-Performance Fee Net Investment Income for such quarter exactly reaches 121.21% of the Hurdle Amount, our Manager will have accrued a Performance Fee with respect to such quarter that is exactly equal to 17.5% of the Pre-Performance Fee Net Investment Income (because 21.21% of the Hurdle Amount (which is the Pre-Performance Fee Net Investment Income captured by our Manager during the Catch-Up phase) is equal to 17.5% of 121.21% of the Hurdle Amount (which is the entire Pre-Performance Fee Net Investment Income at the end of the Catch-Up phase)); and
•If our Pre-Performance Fee Net Investment Income for a fiscal quarter exceeds 121.21% of the Hurdle Amount for such quarter, then 17.5% of the our Pre-Performance Fee Net Investment Income is payable to our Manager as the Performance Fee with respect to such quarter.
With respect to the Performance Fee, there will be no accumulation of the Hurdle Amount from quarter to quarter, no claw back of amounts previously paid if the Pre-Performance Fee Net Investment Income in any subsequent quarter is below the Hurdle Amount for such subsequent quarter, and no delay or adjustment of payment if the Pre-Performance Fee Net Investment Income in any prior quarter was below the Hurdle Amount for such prior quarter.
Our Manager has agreed to waive all of the Performance Fees payable under the New Management Agreement for all fiscal periods through December 31, 2024.
The New Management Agreement has an initial term expiring on June 25, 2025, unless terminated earlier in accordance with its terms and, thereafter, will continue to renew automatically each year for an additional one-year period, unless we or our Manager exercise our respective termination rights.
We currently use leverage in our strategies and to date have financed our assets exclusively through repurchase agreements, which we account for as collateralized borrowings. As of June 30, 2024, we had outstanding borrowings under repurchase agreements in the amount of $578.5 million with 18 counterparties; 93% of such borrowings were collateralized by Agency RMBS. Just prior to conversion to a RIC, we intend to reduce our leverage to levels permitted under the Investment Company Act, and expect the vast majority of our borrowings to be collateralized by CLOs.
As of June 30, 2024, our book value per share was $6.91 as compared to $7.21 and $7.32 as of March 31, 2024 and December 31, 2023, respectively.
Trends and Recent Market Developments
Market Overview
•The U.S. Federal Reserve, or the "Federal Reserve," maintained its target range for the federal funds rate of 5.25%–5.50% at both its April/May and June 2024 meetings. In its June press release, the Federal Reserve observed that "there has been some further progress toward the Committee's 2 percent inflation objective," but also noted that it "does not expect it will be appropriate to reduce the target range until it has gained greater confidence that inflation is moving sustainably toward 2 percent." The Summary of Economic Projections released by the Federal Reserve in June implied just one interest rate cut by the end of 2024, as compared to three cuts in the previously released projections in March.
In addition, as announced in May and implemented in June, the Federal Reserve slowed the pace of decline of its securities holdings by reducing the monthly reinvestment cap on U.S. Treasury securities from $60 billion to $25 billion (meaning the Federal Reserve will reinvest principal payments that exceed $25 billion per month, rather than $60 billion per month), while maintaining the monthly cap of $35 billion on Agency RMBS.
•After rising in the prior quarter, interest rates continued to increase in April, with the yield on the 2-year U.S. Treasury increasing by 42 basis points and the 10-year U.S. Treasury up 48 basis points on the month. Interest rates then declined for much of May and June, but finished up slightly overall for the quarter—the yield on the 2-year U.S. Treasury increased by 13 basis points quarter over quarter to 4.75%, while the yield on the 10-year U.S. Treasury increased by 20 basis points to 4.40%. Meanwhile, interest rate volatility, as measured by the MOVE index, increased in mid-April before declining over the remainder of the second quarter.
•Secured Overnight Financing Rates, or "SOFR" rates, rose modestly in the second quarter with one-month SOFR increasing by 1 basis point to 5.34% and three-month SOFR rising by 3 basis points to 5.32%. SOFR rates drive many of our financing costs.
•Mortgage rates moved in sympathy with long-term interest rates during the second quarter. The Freddie Mac survey 30-year mortgage rate increased from 6.79% at the end of March to 7.22% on May 2nd, before declining to 6.86% at June 27th. The Mortgage Bankers Association's Refinance Index increased by 20% over the course of the quarter, but remained at depressed levels on an historical basis, with current mortgage rates still much higher than the rates on the vast majority of outstanding Agency mortgages. Similarly, overall prepayment speeds remained low, with Fannie Mae 30-year RMBS registering CPRs of 6.0 in April, 6.6 in May, and 6.0 in June.
After rising 5.5% in 2023, the S&P CoreLogic Case-Shiller US National Home Price NSA Index increased by another 4.1% year-to-date through May 2024. Meanwhile, after decreasing by 6.5% in 2023, the National Association of Realtors Housing Affordability Index declined by an additional 8.9% year-to-date through May 2024, as high mortgage rates and elevated home prices continued to stress housing affordability.
•U.S. real GDP increased at an estimated annualized rate of 2.8% in the second quarter of 2024, as compared to 1.4% in the prior quarter. Meanwhile, the unemployment rate increased during the quarter, registering 3.9% in April, 4.0% in May, and 4.1% in June.
•After increasing in the first quarter, inflation reversed course and moderately declined in the second quarter. The 12-month percentage change in the Consumer Price Index for All Urban Consumers (“CPI-U"), not seasonally adjusted, registered 3.4% in April, 3.3% in May, and 3.0% in June 2024. This compared to 12-month percentage changes of 3.1% in January, 3.2% in February, and 3.5% in March 2024.
•For the second quarter, the Bloomberg U.S. MBS Index posted a positive return of 0.07% but a negative excess return (on a duration-adjusted basis) of (0.09%) relative to the Bloomberg U.S. Treasury Index, driven by underperformance of the mortgage basis in April. Meanwhile, the Bloomberg U.S. Corporate Bond Index generated a negative return of (0.09%) and a negative excess return of (0.04%), while the Bloomberg U.S. Corporate High Yield Bond Index generated a positive return of 1.11% and an excess return of 0.38%, for the quarter.
•Corporate credit spreads widened during the second quarter, with spreads on the Markit CDX North America Investment Grade and High Yield Indices increasing by 2 and 14 basis points quarter over quarter, respectively. Additionally, according to PitchBook/LCD, default rates on U.S. leveraged loans declined further, with the twelve-month trailing default rate on the Morningstar LSTA Leveraged Loan Index decreasing to 0.92% at quarter end, as compared to 1.14% at March 31st, and well below the 10-year historical average of 1.76%. After rising for six consecutive quarters, Morningstar LSTA US Leveraged Loan Index prices fell slightly in the second quarter to $96.50 at June 30th, compared to $96.70 at the end of the first quarter.
•U.S. CLO issuance activity remained elevated during the second quarter. According to PitchBook/LCD, the U.S. CLO market saw $53 billion of new CLO issuance in the second quarter, which was the second highest quarter of CLO issuance dating back to 2011, and up from $49 billion in the first quarter.
•In the second quarter, the NASDAQ rose by 8.3% and the S&P 500 increased by 3.9%, with both indices setting record highs during the quarter. The Dow Jones Industrial Average, on the other hand, fell by 1.7% quarter over quarter, despite also reaching a record high intra-quarter. The VIX volatility index spiked in mid-April before reversing course and ending the quarter modestly lower overall. Meanwhile, London's FTSE 100 index increased by 2.7% and the MSCI World global equity index rose by 2.2%, quarter over quarter.
Portfolio Overview and Outlook
As of June 30, 2024, our CLO portfolio consisted of $45.1 million of CLO notes, specifically mezzanine debt tranches, of which $37.2 million were dollar-denominated and $7.9 million were non-dollar denominated; and $40.0 million of CLO equity, of which $33.2 million were dollar-denominated and $6.8 million were non-dollar denominated. We intend to continue to invest in both dollar-denominated and non-dollar denominated CLO investments, based on relative value opportunities, but expect the large majority of our CLO investments will continue to be dollar-denominated.
During the second quarter, the size of our CLO portfolio increased to $85.1 million as of June 30, 2024, compared to $45.1 million as of March 31, 2024, driven primarily by a larger CLO equity portfolio, and to a lesser degree, a larger CLO mezzanine portfolio. During the quarter, rising CLO prepayment rates and tightening mezzanine spreads had a few notable impacts on our holdings. First, several of our CLO mezzanine positions were called, which contributed positively to earnings but removed these positions from our holdings. Second, we capitalized on trading opportunities by selling several CLO mezzanine positions at net gains, further decreasing our holdings. And third, tighter new issue CLO debt spreads enhanced the attractiveness of new issue CLO equity due to lower implied financing costs, prompting new purchases by us. Tighter new issue CLO debt spreads also enabled certain CLO equity holders to refinance existing deals, thereby further increasing the relative appeal of CLO equity. While we also added attractive incremental CLO mezzanine investments in the quarter, the size of our CLO equity holdings increased disproportionately as a result of these effects. Going forward, we expect to continue increasing the size of our CLO portfolio in conjunction with the CLO Strategic Transformation.

As of June 30, 2024, our mortgage-backed securities portfolio consisted of $531.1 million of fixed-rate Agency "specified pools," $33 thousand of Agency reverse mortgage pools, $2.4 million of Agency interest-only securities, or "Agency IOs", $9.5 million of non-Agency RMBS, and $8.3 million of non-Agency interest-only securities, or "non-Agency IOs". Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through government-sponsored refinancing programs, and mortgages with various other characteristics.
The size of our Agency RMBS holdings decreased by 28% to $531.1 million as of June 30, 2024, compared to $739.3 million as of March 31, 2024, as we continued to net sell Agency RMBS and rotate the investment capital into CLOs. Costs to liquidate our Agency RMBS continue to be low. Meanwhile, our aggregate holdings of interest-only securities and non-Agency RMBS decreased by 27% quarter over quarter. Going forward, we intend to continue to decrease the size of our mortgage-backed securities portfolio, also in conjunction with the CLO Strategic Transformation.
Our debt-to-equity ratio, adjusted for unsettled purchases and sales, decreased to 3.7:1 as of June 30, 2024, as compared to 4.9:1 as of March 31, 2024. The decline was driven by higher shareholder's equity and less leverage on our CLO investments, which constituted a significantly larger proportion of our overall portfolio as of June 30, 2024, compared to March 31, 2024. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions. As of June 30, 2024, 93% of our borrowings were secured by Agency RMBS.
During the quarter, we continued to hedge interest rate risk through the use of interest rate swaps and short positions in U.S. Treasury securities and futures. We ended the quarter with a net long TBA position. We also selectively hedge our corporate CLO and non-Agency RMBS investments; as of June 30, 2024, our credit hedge portfolio was relatively small.
As of June 30, 2024, we had cash and cash equivalents of $118.8 million, which included $89.9 million of U.S. Treasury Bills held on margin, in addition to other unencumbered assets of $43.9 million. Excluding such U.S. Treasury Bills, cash and cash equivalents were $28.8 million. This compares to cash and cash equivalents of $22.4 million and other unencumbered assets of $57.1 million as of March 31, 2024.
CLO Performance
In the second quarter, the CLO market continued to benefit from strengthening fundamentals, robust demand for leveraged loans, and continued capital inflows, despite periods of elevated market volatility. Net demand for leveraged loans remained strong as a result of strong capital inflows into retail loan funds, significant primary CLO issuance volumes, and rapid repayments of existing leveraged loan facilities as corporate borrowers continued to lower their financing costs. Loan prepayment rates increased further, reaching their highest level on a trailing-twelve-month basis since February 2022. These higher prepayments, and generally broader access to capital markets, contributed to a lower trailing-twelve-month default rate for the Morningstar LSTA US Leveraged Loan Index, and led to substantial deleveraging in seasoned CLOs.
Investment-grade CLO spreads generally tightened throughout the quarter, while CLO mezzanine tranches showed mixed performance, with higher-quality tranches tightening and lower-quality tranches widening. The European CLO market also experienced tightening spreads, particularly in high-quality tranches.
For CLO equity, tightening debt spreads allowed some deals to refinance their debt or reset their debt (which also includes an extension of reinvestment period), which drove strong returns for CLO equity in deals with more optionality (namely, those with better-performing portfolios and higher debt costs). However, higher prepayment speeds in the loan market led to both overall declines in loan prices and compression in loan floating rate spreads, as large volumes of loans trading at premiums to par were refinanced at par and replaced with lower-spread loans; these effects triggered mark-to-market losses in some CLO equity profiles as both their interest payments (due to lower excess interest in the CLO) and underlying asset values declined in tandem.
Our CLO strategy had positive performance for the quarter, led by strong interest income, which increased sequentially due to the resolution of several discounted positions. Further, net gains on our CLO mezzanine portfolio were supported by both opportunistic sales and discount positions being called. These gains were partially offset by mark-to-market losses on certain CLO equity positions, where rapid prepayments drove mark-to-market losses and reduced floating rate spreads on the underlying loan collateral as described above.
Non-Agency Performance
Our non-Agency RMBS portfolio and interest-only securities generated strong results for the quarter, driven by net interest income and net gains associated with several profitable sales.

Agency Performance
In April, interest rates and volatility increased over renewed concerns about inflation and a more hawkish Federal Reserve, which pushed Agency RMBS yield spreads wider. In May and June, however, interest rates and volatility generally declined, and Agency RMBS yield spreads reversed most of their April widening. Overall for the second quarter, the U.S. Agency MBS Index generated a negative excess return of (0.09)%. Against this backdrop, EARN’s Agency portfolio generated a small net loss for the quarter, as net losses on our Agency RMBS exceeded net gains on our interest rate hedges.
Average pay-ups on our specified pool portfolio decreased to 0.63% as of June 30, 2024, as compared to 0.85% as of March 31, 2024.
Our net mortgage assets-to-equity ratio—which we define as the net aggregate market value of our mortgage-backed securities (including the underlying market values of our long and short TBA positions) divided by total shareholders' equity —declined during the quarter. The decrease was driven by an increase in shareholders' equity and a smaller Agency RMBS portfolio, partially offset by a net long TBA position as of June 30, 2024 as compared to a net short TBA position as of March 31, 2024. From time to time, in response to market opportunities and other factors, we increase or decrease our net mortgage assets-to-equity ratio by varying the sizes of our net short TBA position and/or our long RMBS portfolio in relation to the portion of our overall shareholders' equity employed in our mortgage-related strategies. The following table summarizes our net mortgage assets-to-equity ratio and provides additional details, for the last five quarters, to illustrate this fluctuation.

	Notional Amount of Long TBAs	Notional Amount of Short TBAs	Fair Value of Mortgage-backed Securities	Net Long (Short) TBA Underlying Market Value(1)	Net Mortgage Assets-to-Equity Ratio
($ In thousands)
June 30, 2024	$216,728	$(173,074)	$551,248	$29,242	4.0:1
March 31, 2024	66,220	(66,830)	766,954	(3)	5.4:1
December 31, 2023(2)	107,422	(78,285)	756,131	36,679	5.8:1
September 30, 2023	68,064	(116,747)	822,718	(36,149)	7.2:1
June 30, 2023	117,009	(243,532)	920,714	(102,485)	7.0:1
(1)Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.
(2)Conformed to current period presentation.
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended June 30, 2024, March 31, 2024, December 31, 2023, September 30, 2023, and June 30, 2023.

	Three-Month Period Ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Three-Month Constant Prepayment Rates(1)	6.7	5.2	6.8	7.3	7.4
(1)Excludes recent purchases of fixed rate Agency specified pools with no prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of June 30, 2024 and March 31, 2024.

		June 30, 2024			March 31, 2024
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	2.50–2.99	$1,503	$1,428	63	$1,932	$1,813	58
	3.00–3.49	—	—	—	4,550	4,356	106
	3.50–3.99	—	—	—	9,387	9,046	95
	4.00–4.49	—	—	—	9,506	9,307	62
	4.50–4.99	—	—	—	34	33	166
	6.00–6.49	2,612	2,656	6	2,764	2,818	3
Total 15-year fixed-rate mortgages		4,115	4,084	27	28,173	27,373	74
20-year fixed-rate mortgages:
	2.00–2.49	—	—	—	—	—	—
	3.00–3.49	—	—	—	1,132	1,016	49
	4.00–4.49	—	—	—	1,241	1,192	44
	4.50–4.99	—	—	—	461	451	66
	5.00–5.49	—	—	—	568	567	67
	6.50–6.99	—	—	—	985	1,008	9
Total 20-year fixed-rate mortgages		—	—	—	4,387	4,234	43
30-year fixed-rate mortgages:
	2.00–2.49	4,145	3,177	44	4,211	3,249	41
	2.50–2.99	18,632	15,452	44	19,035	15,963	41
	3.00–3.49	42,030	36,278	80	69,274	60,220	63
	3.50–3.99	22,047	19,741	50	89,852	82,119	74
	4.00–4.49	75,305	70,540	87	113,288	106,642	67
	4.50–4.99	33,683	31,943	28	145,311	139,640	38
	5.00–5.49	135,608	131,680	21	126,239	123,676	22
	5.50–5.99	89,401	88,489	12	70,049	69,965	12
	6.00–6.49	54,019	54,392	7	23,447	23,839	16
	6.50–6.99	73,627	75,293	10	59,601	61,093	8
Total 30-year fixed-rate mortgages		548,497	526,985	33	720,307	686,406	41
Total fixed-rate Agency RMBS		$552,612	$531,069	33	$752,867	$718,013	42
For the three-month period ended June 30, 2024, we had total net realized and unrealized losses on our Agency securities of $(5.0) million, or $(0.24) per share. Our Agency portfolio turnover was approximately 49% for the three-month period ended June 30, 2024 and we recognized net realized losses of $(9.9) million.
For the three-month period ended June 30, 2024, we continued to hedge interest rate risk through the use of interest rate swaps and short positions in TBAs, U.S. Treasury securities, and futures. We had total net realized and unrealized gains of $4.8 million, or $0.23 per share, on our interest rate hedging portfolio, driven by the increase in interest rates quarter over quarter. These gains exclude net realized and unrealized losses of $(0.7) million, or $(0.04) per share, on our long TBAs held for investment.
We ended the quarter with a net long TBA position on a notional basis and as measured by 10-year equivalents. Ten-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates. The relative makeup of our interest rate hedging portfolio can change materially from period to period. We also selectively hedge our corporate CLO and non-

Agency RMBS investments; as of June 30, 2024, we had a small credit hedge position in place. We may also enter into foreign currency forward and futures contracts in order to hedge risks associated with foreign currency fluctuations.
After giving effect to dividends declared during the three-month period ended June 30, 2024 of $0.24 per share, our book value per share decreased to $6.91 as of June 30, 2024, from $7.21 as of March 31, 2024, and we had a negative economic return of (0.8)% for the three-month period ended June 30, 2024. Economic return for a period is computed by adding back dividends declared during the period to ending book value per share, and comparing that amount to book value per share as of the beginning of the period.
Financing
For each of the three-month periods ended June 30, 2024 and March 31, 2024, our average repo borrowing cost was 5.60%. As of June 30, 2024 and March 31, 2024, the weighted average borrowing rate on our repurchase agreements was 5.54% and 5.47%, respectively.
While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as banks, are active in providing repo financing. Most of our outstanding repo financing is still provided by banks and bank affiliates; however, we have also entered into repo agreements with non-bank dealers.
Our debt-to-equity ratio was 4.0:1 as of June 30, 2024, as compared to 4.8:1 as of March 31, 2024. Adjusted for unsettled purchases and sales, our debt-to equity ratio was 3.7:1 as of June 30, 2024, as compared to 4.9:1 as of March 31, 2024. The decline was driven by higher shareholders' equity and less leverage on our CLO investments, which constituted a significantly larger proportion of our overall portfolio as of June 30, 2024, compared to March 31, 2024. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
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
The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment, or "Catch-up Amortization Adjustment," is made to interest income to reflect the cumulative impact of the changes in effective yields. For the three-month periods ended June 30, 2024 and 2023, we recognized a Catch-up Amortization Adjustment of $0.2 million and $(0.4) million, respectively. For each of the six-month periods ended June 30, 2024 and 2023, we recognized a Catch-up Amortization Adjustment of $(0.7) million. The Catch-up Amortization Adjustment is reflected as an increase (decrease) to interest income on the Consolidated Statement of Operations. Our accretion of discounts and amortization of premiums on securities for U.S. federal and other tax purposes is likely to differ from the accounting treatment under U.S. GAAP of these items as described above. See Note 2 of the notes to our consolidated financial statements for more information on the assumptions and methods that we use to amortize purchase premiums and accrete purchase discounts.
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

Financial Condition
Investment portfolio
The following tables summarize our securities portfolio as of June 30, 2024 and December 31, 2023:

	June 30, 2024					December 31, 2023
($ In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Credit Portfolio:
Dollar Denominated:
CLOs
CLO Notes	$46,314	$37,225	$80.38	$37,108	$80.12	$16,876	$14,491	$85.87	$14,441	$85.57
CLO Equity	n/a	33,228	n/a	34,779	n/a	n/a	2,926	n/a	2,947	n/a
Total		70,453		71,887			17,417		17,388
Non-Agency RMBS(2)	9,461	9,463	100.02	7,943	83.96	9,953	9,409	94.53	8,189	82.28
Non-Agency IOs	n/a	8,328	n/a	6,182	n/a	n/a	11,310	n/a	8,700	n/a
Corporate equity	n/a	32	n/a	43	n/a	n/a	—	n/a	—	n/a
Non-Dollar Denominated:
CLOs
CLO Notes	7,872	7,874	100.03	7,800	99.09	—	—	—	—	—
CLO Equity	n/a	6,761	n/a	7,056	n/a	n/a	—	n/a	—	n/a
Total		14,635		14,856			—		—
Total Credit		$102,911		$100,911			$38,136		$34,277
Agency Portfolio:
Dollar Denominated:
Agency RMBS(2)
15-year fixed-rate mortgages	4,115	4,084	99.25	4,158	101.04	28,647	27,847	97.21	28,765	100.41
20-year fixed-rate mortgages	—	—	—	—	—	8,524	7,863	92.25	9,033	105.97
30-year fixed-rate mortgages	548,497	526,985	96.08	538,451	98.17	697,510	670,294	96.10	682,379	97.83
ARMs	—	—	—	—	—	7,127	7,119	99.89	8,060	113.09
Reverse mortgages	34	33	97.06	37	108.82	14,406	14,874	103.25	16,589	115.15
Total	552,646	531,102	96.10	542,646	98.19	756,214	727,997	96.27	744,826	98.49
Agency IOs	n/a	2,355	n/a	1,985	n/a	n/a	7,415	n/a	6,607	n/a
Total Agency		$533,457		$544,631			$735,412		$751,433
Dollar Denominated:
U.S. Treasury securities sold short	(16,350)	(16,199)	99.08	(16,104)	98.50	—	—	—	—	—
Reverse repurchase agreements	16,405	16,405	100.00	16,405	100.00	—	—	—	—	—
Total, net		$636,574		$645,843			$773,548		$785,710
(1)Expressed as a percentage of the current principal balance.
(2)Excludes IOs.
As of June 30, 2024, 55% of our invested capital was allocated to mortgage-related securities and 45% was allocated to corporate CLOs. The majority of our mortgage-related securities are Agency RMBS, which include investments in Agency pools and Agency collateralized mortgage obligations, or "CMOs."
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
Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024	December 31, 2023
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$99	$654
TBA securities sale contracts	681	—
Fixed payer interest rate swaps	78,674	67,719
Fixed receiver interest rate swaps	782	3,622
Futures	598	2,284
Total financial derivatives–assets, at fair value	80,834	74,279
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(956)	(13)
TBA securities sale contracts	(63)	(1,863)
Fixed payer interest rate swaps	(426)	(4,182)
Fixed receiver interest rate swaps	(4,635)	(576)
Futures	(22)	(63)
Credit default swaps	(618)	(632)
Total financial derivatives–liabilities, at fair value	(6,720)	(7,329)
Total	$74,114	$66,950
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
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of June 30, 2024 and December 31, 2023. We had no other borrowings outstanding.

	June 30, 2024			December 31, 2023
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)			(In thousands)
30 days or less	$483,657	5.49%	16	$713,678	5.56%	17
31-60 days	46,604	6.03	45	6,131	6.69	46
61-90 days	2,331	6.44	68	9,734	6.47	67
181-364 days	45,911	5.50	185	—	—	—
Total	$578,503	5.54%	32	$729,543	5.58%	17
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of June 30, 2024 and December 31, 2023, our total debt-to-equity ratio was 4.0:1 and 5.4:1, respectively. Collateral transferred with respect to our outstanding repo borrowings, including net cash collateral posted or (received), had an aggregate fair value of $0.6 billion and $0.8 billion, as of June 30, 2024 and December 31, 2023, respectively. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets conditions, and the timing of security purchase and sale transactions.
Shareholders' Equity
As of June 30, 2024, our shareholders' equity increased to $146.1 million from $136.2 million as of December 31, 2023. This increase principally consisted of net proceeds from the issuance of shares of $16.3 million and a net gain of $3.1 million, partially offset by dividends declared of $9.7 million. As of June 30, 2024, our book value per share was $6.91, as compared to $7.32 as of December 31, 2023.

Results of Operations
The following table summarizes our results of operations for the three- and six-month periods ended June 30, 2024 and 2023:

	Three-Month Period Ended		Six-Month Period Ended
(In thousands except for per share amounts)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest Income (Expense)
Interest income	$14,132	$10,070	$24,511	$19,408
Interest expense	(10,235)	(11,686)	(20,335)	(21,396)
Net interest income (expense)	3,897	(1,616)	4,176	(1,988)
Expenses
Management fees to affiliate	550	439	1,088	872
Other operating expenses	1,614	1,061	2,703	1,933
Total expenses	2,164	1,500	3,791	2,805
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	(6,805)	(13,360)	(14,868)	(538)
Net realized and change in net unrealized gains (losses) on financial derivatives	4,198	17,679	17,873	8,871
Other, net	(16)	—	(16)	—
Total Other Income (Loss)	(2,623)	4,319	2,989	8,333
Net Income (Loss) before income taxes	(890)	1,203	3,374	3,540
Income tax expense (benefit)	(75)	—	228	—
Net Income (Loss)	$(815)	$1,203	$3,146	$3,540
Net Income (Loss) Per Common Share	$(0.04)	$0.09	$0.16	$0.26
Results of Operations for the Three-Month Periods Ended June 30, 2024 and 2023
Net Income (Loss)
Net income (loss) for the three-month period ended June 30, 2024 was $(0.8) million, as compared to $1.2 million for the three-month period ended June 30, 2023. The period-over-period decline in our results of operations was primarily due to total other loss in the current period as compared to total other income in the prior period, as well as an increase in total expenses. These current period items were by partially offset by positive net interest income in the current period, as compared to negative net interest income in the prior period.
Interest Income
Our portfolio as of both June 30, 2024 and 2023 consisted of Agency RMBS and non-Agency RMBS, and, as of June 30, 2024, CLO investments. Before interest expense, we earned approximately $12.4 million and $9.3 million in interest income on these securities for the three-month periods ended June 30, 2024 and 2023, respectively. The period-over-period increase in interest income was driven by higher asset yields in both our Agency and credit portfolios, along with higher average holdings in our credit portfolio resulting from the growth of our CLO portfolio. The increase in interest income was partially offset by lower average holdings in our Agency RMBS portfolio.
The Catch-up Amortization Adjustment causes variability in our interest income and portfolio yields. For the three-month period ended June 30, 2024, we had a positive Catch-up Amortization Adjustment of approximately $0.2 million, which increased interest income. For the three-month period ended June 30, 2023, we had a negative Catch-up Amortization Adjustment of $(0.4) million, which decreased interest income. Excluding the Catch-up Amortization Adjustments, the weighted average yield of our overall portfolio was 6.55% and 3.95% for the three-month periods ended June 30, 2024 and 2023, respectively.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended June 30, 2024 and 2023:

	Agency(1)			Credit(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended June 30, 2024	$8,337	$662,127	5.04%	$4,048	$80,818	20.03%	$12,385	$742,945	6.67%
Three-month period ended June 30, 2023	$8,741	$962,801	3.63%	$605	$22,101	10.95%	$9,346	$984,902	3.80%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin), long U.S. Treasury securities, and reverse repurchase agreements.
Interest Expense
For the three-month periods ended June 30, 2024 and 2023, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the three-month periods ended June 30, 2024 and 2023 was $10.2 million and $11.7 million, respectively, which primarily consisted of interest expense on our repo borrowings. The period-over-period decrease in total interest expense primarily resulted from lower overall borrowings driven by growth of the CLO portfolio, which carries significantly less leverage compared to Agency RMBS. The decline in our total interest expense was partially offset by higher financing costs stemming from the rise in short-term interest rates.
The following table provides details of our borrowings under repurchase agreements for the three-months period ended June 30, 2024 and 2023:

	Three-Month Period Ended June 30, 2024			Three-Month Period Ended June 30, 2023
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average Borrowed Funds	Interest Expense	Average Cost of Funds
($ In thousands)
Repurchase Agreements:
Credit:
CLO	$21,410	$350	6.58%	$—	$—	—%
Non-Agency RMBS	13,338	225	6.79%	14,093	226	6.43%
Total Credit	34,748	575	6.66%	14,093	226	6.43%
Agency RMBS	595,639	8,216	5.55%	857,627	11,108	5.20%
Subtotal(1)	630,387	8,791	5.61%	871,720	11,334	5.22%
U.S. Treasury securities	57,046	780	5.50%	9,237	120	5.20%
Total	$687,433	$9,571	5.60%	$880,957	$11,454	5.22%
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

The following table details the components of our adjusted cost of funds(1)(2) for the three-month periods ended June 30, 2024 and 2023:

	Three-Month Period Ended June 30, 2024			Three-Month Period Ended June 30, 2023
($ In thousands)	Average Borrowed Funds(3)	Interest Expense (Benefit)	Average Cost of Funds	Average Borrowed Funds(3)	Interest Expense (Benefit)	Average Cost of Funds
Repurchase Agreements:
Credit:
CLO	$21,410	$350	6.58%	$—	$—	—%
Non-Agency RMBS	13,338	225	6.79%	14,093	226	6.43%
Total Credit	34,748	575	6.66%	14,093	226	6.43%
Agency RMBS	595,639	8,216	5.55%	857,627	11,108	5.20%
Subtotal(4)	630,387	8,791	5.61%	871,720	11,334	5.22%
Adjustments:
Net interest (income) expense related to U.S. Treasury securities(5)		138	0.09%		(34)	(0.02)%
Net periodic expense (benefit) paid or payable on interest rate swaps		(5,312)	(3.39)%		(5,060)	(2.33)%
Total Adjusted Cost of Funds	$630,387	$3,617	2.31%	$871,720	$6,240	2.87%
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
For the three-month period ended June 30, 2024, the weighted average yield on our Agency RMBS and credit portfolios excluding the impact of the Catch-up Amortization Adjustment was 6.55%, while our total adjusted average cost of funds, including interest rate swaps and net short U.S. Treasury securities, was 2.31%, resulting in a net interest margin of 4.24%. By comparison, for the three-month period ended June 30, 2023, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Amortization Adjustment was 3.95%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 2.87%, resulting in a net interest margin of 1.08%.
Management Fees
For the three-month periods ended June 30, 2024 and 2023, our management fee expense was approximately $0.6 million and $0.4 million, respectively. Management fees are calculated based on our shareholders' equity at the end of each quarter. The increase in the management fee period over period was due to a larger capital base as of June 30, 2024.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other operating expenses included on the Consolidated Statement of Operations incurred in connection with the operation of our business. For the three-month periods ended June 30, 2024 and 2023, our other operating expenses were approximately $1.6 million and $1.1 million, respectively. The increase in other operating expenses for the three-month period ended June 30, 2024 was primarily due to an increase in professional fees and compensation expense related to the strategic transformation.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the three-month period ended June 30, 2024, Other income (loss) was $(2.6) million, consisting primarily of net realized and unrealized losses of $(6.8) million on our securities, which were partially offset by net realized and unrealized gains of $4.2 million on our financial derivatives. Net realized and unrealized losses of $(6.8) million on our securities consisted primarily of net realized and unrealized losses of $(5.0) million on our Agency RMBS, $(2.2) million on our corporate CLOs, and $(0.1) million on our U.S. Treasury securities, partially offset by net realized and unrealized gains of $0.5 million on our non-Agency RMBS. The net loss on our securities was primarily due to lower Agency RMBS prices quarter over quarter driven by higher interest rates and, in the case of our corporate CLOs, elevated loan prepayment rates which drove mark-to-market losses on certain of our CLO equity positions. Net realized and unrealized gains of $4.2 million on our financial derivatives consisted of net realized and unrealized gains of $5.1 million on our interest rate swaps and $0.1 million on our Euro FX futures, partially offset primarily by net realized and unrealized losses of $(0.7) million on our TBAs, and $(0.3) million on our U.S. Treasury futures. The net gain on our financial derivatives was primarily the result of higher interest rates during the quarter.
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
Income Tax Expense (Benefit)
For the three-month period ended June 30, 2024, income tax expense (benefit) was $(0.1) million. No such expense (benefit) was recorded for the three-month period ended June 30, 2023, during which time the Company was operating as a REIT and generally not subject to income tax.
Results of Operations for the Six-Month Periods Ended June 30, 2024 and 2023
Net Income (Loss)
Net income (loss) for the six-month period ended June 30, 2024 was $3.1 million, as compared to $3.5 million for the six-month period ended June 30, 2023. The period-over-period change in our results of operations was primarily due to a decrease in total other income (loss) and an increase in total expense, partially offset by positive net interest income in the current period, as compared to negative net interest income in the prior period.
Interest Income
Our portfolio as of both June 30, 2024 and 2023 consisted of Agency RMBS and non-Agency RMBS, and as of June 30, 2024, CLO investments. Before interest expense, we earned approximately $21.6 million and $18.1 million in interest income on these securities for the six-month periods ended June 30, 2024 and 2023, respectively. The period-over-period increase in interest income was driven by higher asset yields in both our Agency and credit portfolios, along with higher average holdings in our credit portfolio resulting from the growth of our CLO portfolio. The increase in interest income was partially offset by lower average holdings in our Agency RMBS portfolio.
The Catch-up Amortization Adjustment causes variability in our interest income and portfolio yields. For each of the six-month periods ended June 30, 2024 and 2023, we had a negative Catch-up Amortization Adjustments of approximately $(0.7) million, which decreased interest income. Excluding the Catch-up Amortization Adjustments, the weighted average yield of our overall portfolio was 5.87% and 3.81% for the six-month periods ended June 30, 2024 and 2023, respectively.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the six-month periods ended June 30, 2024 and 2023:

	Agency(1)			Credit(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Six-month period ended June 30, 2024	$15,741	$695,537	4.53%	$5,856	$62,522	18.73%	$21,597	$758,059	5.70%
Six-month period ended June 30, 2023	$16,931	$965,375	3.51%	$1,182	$21,388	11.05%	$18,113	$986,763	3.67%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin), long U.S. Treasury securities, and reverse repurchase agreements.

Interest Expense
For the six-month periods ended June 30, 2024 and 2023, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the six-month periods ended June 30, 2024 and 2023 was $20.3 million and $21.4 million, respectively, which primarily consisted of interest expense on our repo borrowings. The period-over-period decrease in total interest expense primarily resulted from lower overall borrowings driven by growth of the CLO portfolio, which carries significantly less leverage compared to Agency RMBS. The decline in our total interest expense was partially offset by higher financing costs stemming from the rise in short-term interest rates.
The following table provides details of our borrowings under repurchase agreements for the six-months period ended June 30, 2024 and 2023:

	Six-Month Period Ended June 30, 2024			Six-Month Period Ended June 30, 2023
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average Borrowed Funds	Interest Expense	Average Cost of Funds
($ In thousands)
Repurchase Agreements:
Credit:
CLO	$12,675	$417	6.62%	$—	$—	—%
Non-Agency RMBS	13,443	456	6.82%	14,334	441	6.20%
Total Credit	26,118	873	6.72%	14,334	441	6.20%
Agency RMBS	623,948	17,255	5.56%	854,578	20,411	4.82%
Subtotal(1)	650,066	18,128	5.61%	868,912	20,852	4.84%
U.S. Treasury securities	31,263	853	5.48%	10,000	244	4.93%
Total	$681,329	$18,981	5.60%	$878,912	$21,096	4.84%
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

The following table details the components of our adjusted cost of funds(1)(2) for the six-month periods ended June 30, 2024 and 2023:

	Six-Month Period Ended June 30, 2024			Six-Month Period Ended June 30, 2023
($ In thousands)	Average Borrowed Funds(3)	Interest Expense (Benefit)	Average Cost of Funds	Average Borrowed Funds(3)	Interest Expense (Benefit)	Average Cost of Funds
Repurchase Agreements:
Credit:
CLO	$12,675	$417	6.62%	$—	$—	—%
Non-Agency RMBS	13,443	456	6.82%	14,334	441	6.20%
Total Credit	26,118	873	6.72%	14,334	441	6.20%
Agency RMBS	623,948	17,255	5.56%	854,578	20,411	4.82%
Subtotal(4)	650,066	18,128	5.61%	868,912	20,852	4.84%
Adjustments:
Net interest (income) expense related to U.S. Treasury securities(5)		98	0.03%		(19)	—%
Net periodic expense (benefit) paid or payable on interest rate swaps		(11,014)	(3.41)%		(9,261)	(2.15)%
Total Adjusted Cost of Funds	$650,066	$7,212	2.23%	$868,912	$11,572	2.69%
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
For the six-month period ended June 30, 2024, the weighted average yield on our Agency RMBS and credit portfolios excluding the impact of the Catch-up Amortization Adjustment was 5.87%, while our total adjusted average cost of funds, including interest rate swaps and net short U.S. Treasury securities, was 2.23%, resulting in a net interest margin of 3.64%. By comparison, for the six-month period ended June 30, 2023, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Amortization Adjustment was 3.81%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 2.69%, resulting in a net interest margin of 1.12%.
Management Fees
For the six-month periods ended June 30, 2024 and 2023, our management fee expense was approximately $1.1 million and $0.9 million, respectively. Management fees are calculated based on our shareholders' equity at the end of each quarter. The increase in the management fee period over period was due to a larger capital base as of June 30, 2024.
Other Operating Expenses
Other operating expenses, as presented above, includes professional fees, compensation expense, insurance expense, and various other operating expenses included on the Consolidated Statement of Operations incurred in connection with the operation of our business. For the six-month periods ended June 30, 2024 and 2023, our other operating expenses were approximately $2.7 million and $1.9 million, respectively. The increase in other operating expenses for the six-month period ended June 30, 2024 was primarily due to an increase in professional fees and compensation expense.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the six-month period ended June 30, 2024, Other income (loss) was $3.0 million, consisting primarily of net realized and unrealized gains of $17.9 million on our financial derivatives, which were partially offset by net realized and unrealized losses of $(14.9) million on our securities. Net realized and unrealized gains of $17.9 million on our financial derivatives consisted of net realized and unrealized gains of $20.8 million on our interest rate swaps, driven by higher interest rates, and $0.1 million on our Euro FX futures, partially offset by net realized and unrealized losses of $(2.5) million on our U.S. Treasury futures, and $(0.2) million on both our credit default swaps and TBAs. The net gain on our financial derivatives was primarily the result of rising interest rates during the six-month period ended June 30, 2024. Net realized and unrealized losses of $(14.9) million on our securities consisted primarily of net realized and unrealized losses of $(15.7) million on our Agency RMBS, also driven by higher interest rates, and $(1.0) million on our corporate CLOs, partially offset by net realized and unrealized gains of $1.3 million on our non-Agency RMBS, and $0.6 million on our U.S. Treasury securities.
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
Income Tax Expense (Benefit)
For the six-month period ended June 30, 2024, income tax expense (benefit) was $0.2 million. No such expense was recorded for the six-month period ended June 30, 2023, during which time the Company was operating as a REIT and generally not subject to income tax.
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
Adjusted Distributable Earnings is a supplemental non-GAAP financial measure. We believe that the presentation of Adjusted Distributable Earnings provides information useful to investors, because: (i) we believe that it is a useful indicator of both current and projected long-term financial performance, in that it excludes the impact of certain current period earnings components that we believe are less useful in forecasting long-term performance and dividend-paying ability; (ii) we use it to evaluate the effective net yield provided by our portfolio, after the effects of financial leverage; and (iii), we believe that presenting Adjusted Distributable Earnings assists investors in measuring and evaluating our operating performance, and comparing our operating performance to that of our peers. Our calculation of Adjusted Distributable Earnings may differ from the calculation of similarly titled non-GAAP financial measures by our peers, with the result that these non-GAAP financial measures might not be directly comparable; Adjusted Distributable Earnings excludes certain items, such as most realized and unrealized gains and losses, that may impact the amount of cash that is actually available for distribution.
In addition, because Adjusted Distributable Earnings is an incomplete measure of our financial results and differs from net income (loss) computed in accordance with U.S. GAAP, it should be considered supplementary to, and not as a substitute for, net income (loss) computed in accordance with U.S. GAAP.
In setting our dividends, our Board of Trustees considers our earnings, liquidity, financial condition, distribution requirements, and financial covenants, along with other factors that the Board of Trustees may deem relevant from time to time.

The following table reconciles, for the three- and six-month periods ended June 30, 2024 and 2023, Adjusted Distributable Earnings to the line on the Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure:

	Three-Month Period Ended		Six-Month Period Ended
(In thousands except for share amounts and per share amounts)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net Income (Loss)	$(815)	$1,203	$3,146	$3,540
Income tax expense (benefit)	(75)	—	228	—
Net Income (Loss) before income taxes	$(890)	$1,203	$3,374	$3,540
Adjustments:
Net realized (gains) losses on securities	7,985	11,580	17,808	26,706
Change in net unrealized (gains) losses on securities	(1,180)	1,780	(2,940)	(26,168)
Net realized (gains) losses on financial derivatives	(6,565)	(24,227)	(10,024)	(25,970)
Change in net unrealized (gains) losses on financial derivatives	2,367	6,548	(7,849)	17,099
Net realized gains (losses) on periodic settlements of interest rate swaps	9,524	3,942	15,336	5,711
Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	(4,211)	1,118	(4,322)	3,550
Strategic Transformation costs and other adjustments(1)	464	60	540	60
Negative (positive) component of interest income represented by Catch-up Amortization Adjustment	(221)	376	663	675
Subtotal	8,163	1,177	9,212	1,663
Adjusted Distributable Earnings	$7,273	$2,380	$12,586	$5,203
Weighted Average Shares Outstanding	20,354,062	13,935,821	19,951,235	13,802,007
Adjusted Distributable Earnings Per Share	$0.36	$0.17	$0.63	$0.38
(1)For the three- and six month periods ended June 30, 2024, includes $0.5 million of non-capitalized expenses incurred in connection with our strategic transformation. For the three- and six-month periods ended June 30, 2023, includes $0.1 million of non-recurring transaction-related expenses.
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
As of June 30, 2024 and December 31, 2023, we had $578.5 million and $729.5 million outstanding under our repurchase agreements, respectively. As of June 30, 2024, our outstanding repurchase agreements were with 18 counterparties.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of June 30, 2024 and December 31, 2023, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 7.4% and 5.7%, respectively.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
June 30, 2024(1)	$578,503	$687,433	$700,152
March 31, 2024	683,171	675,226	683,171
December 31, 2023	729,543	781,615	787,217
September 30, 2023	811,180	877,620	900,511
June 30, 2023	875,030	880,957	883,043
March 31, 2023	875,670	876,846	897,629
December 31, 2022	842,455	899,752	881,401
September 30, 2022	938,046	928,942	940,321
June 30, 2022	950,339	1,070,229	1,087,826
March 31, 2022	1,211,163	1,133,738	1,211,163
December 31, 2021	1,064,835	1,068,384	1,088,712
September 30, 2021	1,062,197	1,114,820	1,140,182
(1)During this quarter, our borrowings decreased as we continue to transition our portfolio, in connection with our strategic transformation, out of highly leveraged positions such as Agency RMBS to a higher concentration of CLOs, which are typically leveraged at lower levels.
As of June 30, 2024, we had an aggregate amount at risk under our repurchase agreements with 18 counterparties of $42.6 million. As of December 31, 2023, we had an aggregate amount at risk under our repurchase agreements with 19 counterparties of $50.1 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. If the amounts outstanding under repurchase agreements with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk under our repurchase agreements as of June 30, 2024 and December 31, 2023 does not include $2.1 million and $0.5 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of June 30, 2024, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with three counterparties of approximately $21.6 million. As of December 31, 2023, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with three counterparties of approximately $26.0 million. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of June 30, 2024, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with six counterparties of approximately $2.5 million. As of December 31, 2023, in connection with our forward settling TBA and

Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $1.7 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling contracts plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
As of June 30, 2024, we had cash and cash equivalents of $118.8 million, which included $89.9 million of U.S. Treasury Bills, held on margin.
The timing and frequency of distributions will be determined by our Board of Trustees based upon a variety of factors deemed relevant by our trustees, including restrictions under applicable law and our capital requirements. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Trustees. The following table sets forth the dividend distributions authorized by the Board of Trustees for the periods indicated below:
Six-Month Period Ended June 30, 2024:

Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
	(In thousands)
$0.08	$1,691	June 10, 2024	June 28, 2024	July 25, 2024
0.08	1,638	May 7, 2024	May 31, 2024	June 25, 2024
0.08	1,610	April 8, 2024	April 30, 2024	May 28, 2024
0.08	1,586	March 7, 2024	March 29, 2024	April 25, 2024
0.08	1,586	February 7, 2024	February 29, 2024	March 25, 2024
0.08	1,585	January 8, 2024	January 31, 2024	February 26, 2024
Six-Month Period Ended June 30, 2023:

Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
	(In thousands)
$0.08	$1,150	June 7, 2023	June 30, 2023	July 25, 2023
0.08	1,115	May 8, 2023	May 31, 2023	June 26, 2023
0.08	1,106	April 10, 2023	April 28, 2023	May 25, 2023
0.08	1,106	March 7, 2023	March 31, 2023	April 25, 2023
0.08	1,103	February 7, 2023	February 28, 2023	March 27, 2023
0.08	1,096	January 9, 2023	January 31, 2023	February 27, 2023
On July 8, 2024, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on August 26, 2024 to shareholders of record as of July 31, 2024.
On August 7, 2024, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on September 25, 2024 to shareholders of record as of August 30, 2024.
At those times when cash flows from our operating activities are insufficient to fund our dividend payments, we fund such dividend payments through cash flows from our investing and/or financing activities, and in some cases from additional cash on hand. The following paragraphs summarize our cash flows for the six-month periods ended June 30, 2024 and 2023.
For the six-month period ended June 30, 2024, our operating activities provided net cash of $1.5 million and our investing activities provided net cash of $144.1 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) and the purchase of U.S. Treasury bills on margin at a prime broker used net cash of $72.2 million. Thus our operating and investing activities, when combined with such net financing activities, provided net cash of $73.4 million. We also received proceeds from the issuance of common shares, net of commissions and offering costs paid of $16.4 million. We also used $9.5 million to pay dividends. As a result of these activities, there was an increase in our holdings of cash and cash equivalents of $80.2 million, from $38.5 million as of December 31, 2023 to $118.8 million as of June 30, 2024. As of June 30, 2024, cash and cash equivalents included $89.9 million of U.S. Treasury bills held on margin.
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
We have implemented an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents. On November 14, 2023, we implemented an “at the market” offering program, or the "2023 ATM program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $100.0 million of common shares from time to time. During the three-month period ended June 30, 2024, we issued 1,315,366 common shares which provided $9.0 million of net proceeds after $0.1 million of commissions and $0.1 million of offering costs. During the six-month period ended June 30, 2024, we issued 2,533,512 common shares which provided $16.4 million of net proceeds after $0.2 million of commissions and $0.1 million of offering costs. As of June 30, 2024, we had $69.3 million of common shares available to be issued remaining under the 2023 ATM program. Subsequent to June 30, 2024, we have issued 4,192,015 common shares which provided $28.6 million of net proceeds after $0.2 million of commissions and $0.2 million of offering costs; as of August 9, 2024, we had $40.2 million of common shares available to be issued remaining under the 2023 ATM program.
On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. Under the current repurchase program adopted on June 13, 2018, we have repurchased 474,192 common shares through August 9, 2024 at an average price per share of $9.21 and an aggregate cost of $4.4 million, and have authorization to repurchase an additional 725,808 common shares. We did not purchase any shares under this program during the three- or six-month periods ended June 30, 2024 and 2023.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both June 30, 2024 and December 31, 2023, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.

As of June 30, 2024, we had $578.5 million of outstanding borrowings with 18 counterparties.
Off-Balance Sheet Arrangements
As of June 30, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS and CLOs, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of June 30, 2024, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

($ In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, and CMBS excluding TBAs	$11,101	7.60%	$20,770	14.21%	$(12,533)	(8.58)%	$(26,499)	(18.13)%
Long TBAs	5,651	3.87%	11,009	7.53%	(5,944)	(4.07)%	(12,181)	(8.34)%
Short TBAs	(3,001)	(2.05)%	(5,386)	(3.69)%	3,616	2.48%	7,848	5.37%
Non-Agency RMBS	(201)	(0.14)%	(532)	(0.36)%	71	0.05%	10	0.01%
CLOs	189	0.13%	356	0.24%	(212)	(0.15)%	(446)	(0.31)%
U.S. Treasury Securities, Interest Rate Swaps, Options, and Futures	(13,736)	(9.41)%	(28,105)	(19.23)%	13,102	8.97%	25,571	17.50%
Corporate Securities and Derivatives on Corporate Securities	(7)	—%	(15)	(0.01)%	7	—%	15	0.01%
Repurchase and Reverse Repurchase Agreements	(155)	(0.11)%	(311)	(0.21)%	155	0.11%	311	0.21%
Total	$(159)	(0.11)%	$(2,214)	(1.52)%	$(1,738)	(1.19)%	$(5,371)	(3.68)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same instruments. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our June 30, 2024 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above.

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
Liquidity Risk
To fund our assets, in addition to using equity capital, we may use a variety of debt alternatives, each of which may present us with liquidity risks. Certain of our assets are long-term fixed-rate assets, and we become exposed to liquidity by funding these assets with shorter-term variable rate borrowings. We seek to manage these risks, including by maintaining a prudent level of leverage, implementing interest rate hedges, maintaining sources of long-term financing, monitoring our liquidity position on a daily basis, monitoring the ongoing financial stability and future business plans of our financing counterparties, and maintaining a reasonable cushion of cash and unpledged securities in our portfolio in order to meet future margin calls.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 12, 2024 (the "Form 10-K") and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 15, 2024 (the "First Quarter 10-Q"). Also see "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Form 10-K and the First Quarter 10-Q. The risks and uncertainties described below, in the Form 10-K and in the First Quarter 10-Q are not the only ones we face. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.
Risks Related to the Performance Fee
There are risks and conflicts of interests associated with the Performance Fee we are obligated to pay our Manager.
In addition to its Base Management Fee, our Manager is entitled to receive the Performance Fee based, in large part, upon our achievement of targeted levels of Pre-Performance Fee Net Investment Income. The Performance Fee payable to our Manager is based on our Pre-Performance Fee Net Investment Income, without considering any realized or unrealized gains or losses on our investments. As a result, (i) for quarters in which a Performance Fee is payable, such Performance Fee will exceed 17.5% of our GAAP net income if we generated net realized and unrealized losses on our investments during such quarter, (ii) our Manager could earn a Performance Fee for fiscal quarters during which we generate a GAAP net loss, and (iii) our Manager might be incentivized to manage our portfolio using higher risk assets, using assets with deferred interest features, or using more financial leverage through indebtedness, to generate more income than would be the case if there were no Performance Fee, both of which could result in higher investment losses, especially during economic downturns.
The Performance Fee is calculated quarterly, treating each quarter in isolation. As a result, the Hurdle Amount does not accumulate from quarter to quarter, and decreases in our Net Asset Value of Common Equity, such as those due to unrealized losses, will reduce the Hurdle Amount, potentially making it easier for our Manager to earn a Performance Fee. We will not have the ability to claw back, delay, or adjust the payment of any Performance Fee based on financial results in prior or subsequent quarters. In addition, over a series of quarters, if our Pre-Performance Fee Net Investment Income is positive in some quarters but negative in others, it is likely, when viewing the series of quarters as a whole, for the aggregate Performance Fee payable to our Manager to exceed 17.5% of our aggregate Pre-Performance Fee Net Investment Income.
There is also a conflict of interest related to management's involvement in many accounting determinations (including but not limited to valuations and calculations of interest income) that can affect our Performance Fee.
Finally, because the Hurdle Rate does not float with overall interest rates, an increase in interest rates will likely make it easier for Pre-Performance Fee Net Investment Income to exceed the Hurdle Amount. The Performance Fee Catch-Up feature (which provides that if the Company’s Pre-Performance Fee Net Investment Income for a quarter exceeds the Hurdle Amount for such quarter but is less than or equal to 121.21% of the Hurdle Amount, then 100% of the portion of the Company’s Pre-Performance Fee Net Investment Income that exceeds the Hurdle Amount is payable to the Manager with respect to such quarter) may also cause our Manager to capture a disproportionate share of any increase in our investment income resulting from higher interest rates.

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

10.2
Sixth Amended and Restated Management Agreement, dated June 25, 2024, by and between Ellington Credit Company, a Maryland real estate investment trust and Ellington Credit Company Management LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on June 25, 2024)

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

ELLINGTON CREDIT COMPANY
Date:	August 14, 2024	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON CREDIT COMPANY
Date:	August 14, 2024	By:	/s/ CHRIS SMERNOFF
Christopher Smernoff Chief Financial Officer (Principal Financial and Accounting Officer)