Form 10-Q
period 2024-09-30
Ellington Credit Co
filed 2024-11-14
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of the Registrant's common shares outstanding as of November 12, 2024: 28,800,345

ELLINGTON CREDIT COMPANY

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON CREDIT COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2024	December 31, 2023
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$25,747	$38,533
Securities, at fair value(1)	618,797	773,548
Due from brokers	9,341	3,245
Financial derivatives–assets, at fair value	48,010	74,279
Reverse repurchase agreements	109	—
Receivable for securities sold	45,915	51,132
Interest receivable	4,132	4,522
Other assets	252	431
Total Assets	$752,303	$945,690
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$486,921	$729,543
Payable for securities purchased	34,469	12,139
Due to brokers	21,832	54,476
Financial derivatives–liabilities, at fair value	9,856	7,329
U.S. Treasury securities sold short, at fair value	109	—
Dividend payable	2,237	1,488
Accrued expenses and other liabilities	2,561	1,153
Management fee payable to affiliate	721	513
Interest payable	1,968	2,811
Total Liabilities	560,674	809,452
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0 shares issued and outstanding, respectively)	—	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (27,968,145 and 18,601,464 shares issued and outstanding, respectively)	280	186
Additional paid-in-capital	337,523	274,698
Accumulated deficit	(146,174)	(138,646)
Total Shareholders' Equity	191,629	136,238
Total Liabilities and Shareholders' Equity	$752,303	$945,690
(1)Includes assets pledged as collateral to counterparties. See Note 6 for additional details on the Company's borrowings and related collateral.
See Notes to Consolidated Financial Statements

ELLINGTON CREDIT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$12,504	$11,253	$37,014	$30,661
Interest expense	(7,752)	(12,349)	(28,087)	(33,745)
Total net interest income (expense)	4,752	(1,096)	8,927	(3,084)
EXPENSES
Management fees to affiliate	721	420	1,809	1,292
Professional fees	661	290	1,691	939
Compensation expense	501	177	1,200	545
Insurance expense	93	95	279	289
Other operating expenses	749	374	1,536	1,096
Total expenses	2,725	1,356	6,515	4,161
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	(1,377)	(19,572)	(19,186)	(46,278)
Net realized gains (losses) on financial derivatives	23,885	1,152	33,910	27,122
Change in net unrealized gains (losses) on securities	16,057	(15,824)	18,997	10,344
Change in net unrealized gains (losses) on financial derivatives	(35,274)	25,276	(27,425)	8,177
Other, net	590	—	574	—
Total other income (loss)	3,881	(8,968)	6,870	(635)
Net income (loss) before income taxes	5,908	(11,420)	9,282	(7,880)
Income tax expense (benefit)	463	—	691	—
NET INCOME (LOSS)	$5,445	$(11,420)	$8,591	$(7,880)
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.21	$(0.75)	$0.39	$(0.55)

See Notes to Consolidated Financial Statements

ELLINGTON CREDIT COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2023	18,601,464	$186	—	$—	$274,698	$(138,646)	$136,238
Common shares issued(1)	1,218,146	12			7,391		7,403
Share based compensation					72		72
Dividends declared(2)						(4,757)	(4,757)
Net income (loss)						3,961	3,961
BALANCE, March 31, 2024	19,819,610	198	—	—	282,161	(139,442)	142,917
Common shares issued(1)	1,315,366	13			8,882		8,895
Share based compensation					71		71
Dividends declared(2)						(4,939)	(4,939)
Net income (loss)						(815)	(815)
BALANCE, June 30, 2024	21,134,976	211	—	—	291,114	(145,196)	146,129
Common shares issued(1)	6,775,281	68			46,108		46,176
Issuance of restricted shares	57,888	1			(1)		—
Share based compensation					302		302
Dividends declared(2)						(6,423)	(6,423)
Net income (loss)						5,445	5,445
BALANCE, September 30, 2024	27,968,145	$280	—	$—	$337,523	$(146,174)	$191,629

BALANCE, December 31, 2022	13,377,840	$134	—	$—	$240,940	$(128,665)	$112,409
Common shares issued(1)	455,671	4			3,487		3,491
Share based compensation					45		45
Forfeiture of common shares to satisfy tax withholding obligations	(3,108)	—			—		—
Dividends declared(2)						(3,305)	(3,305)
Net income (loss)						2,337	2,337
BALANCE, March 31, 2023	13,830,403	138	—	—	244,472	(129,633)	114,977
Common shares issued(1)	547,790	6			3,802		3,808
Share based compensation					81		81
Dividends declared(2)						(3,372)	(3,372)
Net income (loss)						1,203	1,203
BALANCE, June 30, 2023	14,378,193	144	—	—	248,355	(131,802)	116,697
Common shares issued(1)	1,459,028	15			9,822		9,837
Issuance of restricted shares	32,920	—			—		—
Share based compensation					81		81
Dividends declared(2)						(3,737)	(3,737)
Net income (loss)						(11,420)	(11,420)
BALANCE, September 30, 2023	15,870,141	$159	—	$—	$258,258	$(146,959)	$111,458
(1)Net of discounts and commissions and offering costs.
(2)For each of the three-month periods ended September 30, 2024 and 2023, dividends totaling $0.24, per common share outstanding, were declared. For each of the nine-month periods ended September 30, 2024 and 2023, dividends totaling $0.72, per common share outstanding, were declared.
See Notes to Consolidated Financial Statements

ELLINGTON CREDIT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine-Month Period Ended
	September 30, 2024	September 30, 2023
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$8,591	$(7,880)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	19,186	46,278
Change in net unrealized (gains) losses on securities	(18,997)	(10,344)
Net realized (gains) losses on financial derivatives	(33,910)	(27,122)
Change in net unrealized (gains) losses on financial derivatives	27,425	(8,177)
Realized (gains) losses Other (net)—foreign currency translation	85	—
Change in net unrealized (gains) losses Other (net)—foreign currency translation	(657)	—
Amortization of premiums and accretion of discounts, net	1,481	1,411
Share based compensation	445	207
(Increase) decrease in operating assets:
Interest receivable	390	(1,669)
Other assets	(126)	(116)
Increase (decrease) in operating liabilities:
Accrued expenses	1,428	297
Interest payable	(843)	(630)
Management fees payable to affiliate	208	(3)
Net cash provided by (used in) operating activities	4,706	(7,748)
Cash flows provided by (used in) investing activities:
Purchases of securities	(1,003,251)	(1,461,145)
Proceeds from sale of securities	1,122,803	1,389,324
Principal repayments of securities	61,950	73,680
Proceeds from investments sold short	208,136	467,954
Repurchase of investments sold short	(208,174)	(421,292)
Proceeds from disposition of financial derivatives	54,554	26,053
Purchase of financial derivatives	(18,678)	(17,271)
Payments made on reverse repurchase agreements	(1,666,383)	(3,262,996)
Proceeds from reverse repurchase agreements	1,666,274	3,226,392
Due from brokers, net	(3,715)	132
Due to brokers, net	(23,088)	29,700
Net cash provided by (used in) investing activities	190,428	50,531

See Notes to Consolidated Financial Statements

ELLINGTON CREDIT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine-Month Period Ended
	September 30, 2024	September 30, 2023
Cash flows provided by (used in) financing activities:
Net proceeds from the issuance of common shares(1)	$62,977	$17,238
Offering costs paid	(221)	(41)
Dividends paid	(15,370)	(10,214)
Borrowings under repurchase agreements	6,931,128	4,071,841
Repayments of repurchase agreements	(7,173,901)	(4,103,116)
Due from brokers, net	(3,099)	(9,716)
Due to brokers, net	(9,434)	(3,595)
Cash provided by (used in) financing activities	(207,920)	(37,603)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,786)	5,180
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,533	34,816
CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,747	$39,996
Supplemental disclosure of cash flow information:
Interest paid	$28,930	$34,375
Income tax paid	467	—
Dividends payable	2,237	1,270
Share based compensation (non-cash)	445	207
(1)Net of discount and commissions.
See Notes to Consolidated Financial Statements

ELLINGTON CREDIT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
•Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that the Company generally includes in this category are Agency RMBS, U.S. Treasury securities, certain non-Agency RMBS, CLOs, and actively traded derivatives such as TBAs, interest rate swaps, swaptions, credit default swaps, or "CDS", foreign currency forwards, and other over-the-counter derivatives; and
•Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. Currently, this category generally includes certain CLOs, private corporate debt and equity investments, CDS, and RMBS, such as certain non-Agency RMBS and certain Agency interest only securities, or "IOs," where there is less price transparency.
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
Given their relatively high level of price transparency, Agency RMBS pass-throughs, and TBAs are typically designated as Level 2 assets. Non-Agency RMBS, CLOs, corporate debt, and Agency interest only and inverse interest only RMBS are generally classified as either Level 2 or Level 3 based on the analysis of available market data and/or third-party valuations. Furthermore, the methodology used by the third-party valuation providers is reviewed at least annually by management, so as to ascertain whether such providers are utilizing observable market data to determine the valuations that they provide.
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
Investments in securities are recorded in accordance with ASC 320, Investments—Debt and Equity Securities ("ASC 320") or ASC 325-40, Beneficial Interests in Securitized Financial Assets ("ASC 325-40"). The Company generally classifies its securities as available-for-sale. The Company has chosen to elect the FVO pursuant to ASC 825, Financial Instruments ("ASC 825") for its investments in securities. Electing the fair value option, or "FVO," allows the Company to record changes in fair value in the Consolidated Statement of Operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner. As such, securities are recorded at fair value on the Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on the Consolidated Statement of Operations as a component of Change in net unrealized gains (losses) on securities.
Many of the Company's investments in securities, such as CLOs, are issued by entities that are deemed to be VIEs. For the majority of such investments, the Company has determined it is not the primary beneficiary of such VIEs and therefore has not consolidated such VIEs. The Company's maximum risk of loss in these unconsolidated VIEs is generally limited to the fair value of the Company's investment in the VIE.
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
(D) Interest Income: Coupon interest income on fixed-income investments is accrued based on the outstanding principal balance or notional amount and the current coupon rate. The Company amortizes purchase premiums and accretes purchase discounts on its debt securities. For RMBS that are deemed to be of high credit quality at the time of purchase, premiums and discounts are generally amortized/accreted into interest income over the life of such securities using the effective interest method. For such RMBS whose cash flows vary depending on prepayments, an effective yield retroactive to the time of purchase is periodically recomputed based on actual prepayments and changes in projected prepayment activity, and a catch-up adjustment, or "Catch-up Amortization Adjustment," is made to amortization to reflect the cumulative impact of the change in effective yield.
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
In estimating future cash flows on the Company's debt securities, there are a number of assumptions that are subject to significant uncertainties and contingencies; these estimates require the use of a significant amount of judgment. The Company's accretion of discounts and amortization of premiums on securities for U.S. federal and other tax purposes is likely to differ from the accounting treatment under U.S. GAAP of these items as described above.
(E) Other Income: In connection with certain of the Company's CLO equity investments the Company receives distributions from fee letters associated to such CLO equity positions. Distributions from such fee letters are based upon a percentage of the collateral manager's fees. Income from fee letters is included in Other, net, on the Consolidated Statement of Operations.
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
(G) Due from brokers/Due to brokers: Due from brokers and Due to brokers accounts on the Consolidated Balance Sheet include collateral transferred to or received from counterparties, including clearinghouses, along with receivables and payables for open and/or closed derivative positions.
(H) Financial Derivatives: The Company enters into various types of financial derivatives subject to its investment guidelines. The Company's financial derivatives are predominantly subject to bilateral master trade agreements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Company may be required to deliver or may receive cash or securities as collateral upon entering into derivative transactions. In addition, changes in the relative value of financial derivative transactions may require the Company or the counterparty to post or receive additional collateral. In the case of cleared financial derivatives, the clearinghouse becomes the Company's counterparty and a futures commission merchant acts as intermediary between the Company and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral. Collateral received by the Company is reflected on the Consolidated Balance Sheet as "Due to Brokers." Conversely, collateral posted by the Company is reflected as "Due from Brokers" on the Consolidated Balance Sheet. The types of financial derivatives that have been utilized by the Company to date include interest rate swaps, TBAs, swaptions, and futures.
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
A credit default swap is a contract under which one party agrees to compensate another party for the financial loss associated with the occurrence of a "credit event" in relation to a "reference amount" or notional value of a "reference asset" (usually a bond or an index or basket of bonds). The definition of a credit event may vary from contract to contract. A credit event may occur (i) when the reference asset (or underlying asset, in the case of a reference asset that is an index or basket) fails to make scheduled principal or interest payments to its holders, (ii) with respect to credit default swaps referencing asset-backed securities and indices, when the reference asset (or underlying asset, in the case of a reference asset that is an index or basket) is downgraded below a certain rating level, or (iii) with respect to credit default swaps referencing corporate entities and indices, upon an event of default of the obligor of the reference asset (or underlying obligor, in the case of a reference asset that is an index).
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
(I) Repurchase Agreements: The Company enters into repurchase agreements with third-party broker-dealers, whereby it sells securities under agreements to repurchase at an agreed upon price and date. The Company accounts for repurchase agreements as collateralized borrowings, with the initial sale price representing the amount borrowed, and with the future repurchase price consisting of the amount borrowed plus interest, at the implied interest rate of the repurchase agreement, on the amount borrowed over the term of the repurchase agreement. The interest rate on a repurchase agreement is based on competitive market rates (or competitive market spreads, in the case of agreements with floating interest rates) at the time such agreement is entered into. When the Company enters into a repurchase agreement, the lender establishes and maintains an account containing cash and/or securities having a value not less than the repurchase price, including accrued interest, of the repurchase agreement. Repurchase agreements are carried at their contractual amounts, which approximate fair value due to their short-term nature.
(J) Reverse Repurchase Agreements: The Company enters into reverse repurchase agreement transactions with third-party broker-dealers, whereby it purchases securities under agreements to resell at an agreed upon price and date. The interest rate on a reverse repurchase agreement is based on competitive market rates (or competitive market spreads, in the case of agreements with floating interest rates) at the time such agreement is entered into. Reverse repurchase agreements are carried at their contractual amounts, which approximate fair value due to their short-term nature.
Repurchase and reverse repurchase agreements that are conducted with the same counterparty can be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet Offsetting. There are currently no repurchase and reverse repurchase agreements reported on a net basis in the Company's consolidated financial statements.
(K) Securities Sold Short: The Company may purchase or engage in short sales of U.S. Treasury securities to mitigate the potential impact of changes in interest rates on the performance of its portfolio. When the Company sells securities short, it typically satisfies its security delivery settlement obligation by borrowing or purchasing the security sold short from the same or a different counterparty. When borrowing a security sold short from a counterparty, the Company generally is required to deliver cash or securities to such counterparty as collateral for the Company's obligation to return the borrowed security.
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
(L) Offering Costs/Deferred Offering Costs/Underwriters' Discounts: Offering costs, underwriters' discounts and commissions and fees, are charged against shareholders' equity within Additional paid-in-capital. Offering costs typically include legal, accounting, and other fees associated with the cost of raising equity capital.

(M) Share Based Compensation: The Company applies the provisions of ASC 718, Compensation—Stock Compensation ("ASC 718"), with regard to its equity incentive plans. ASC 718 covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured based on the fair value, at the grant date, of the equity or liability instruments issued and is amortized over the vesting period. Restricted shares issued to the Company's independent trustees and partially dedicated personnel are participating securities and receive dividends prior to vesting. Fair value for such awards is based on the closing stock price on the New York Stock Exchange at the grant date. The vesting period for restricted share awards is typically one to two years. Shares issued to the Company's independent trustees and partially dedicated personnel are subject to tax withholding upon vesting. The Company's independent trustees and partially dedicated personnel are permitted to forfeit a portion of their vested shares to pay such withholding tax. Forfeited shares decrease the total number of shares issued and outstanding and are immediately retired upon settlement.
(N) Dividends: Dividends payable are recorded on the declaration date.
(O) Expenses: Expenses are recognized as incurred on the Consolidated Statement of Operations.
(P) Earnings Per Share: In accordance with the provisions of ASC 260, Earnings per Share, the Company calculates basic income (loss) per share by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for that period. Diluted income (loss) per share takes into account the effect of dilutive instruments, such as share options and warrants, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.
(Q) Foreign Currency: The functional currency of the Company is U.S. dollars. Assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at current exchange rates at the following dates: (i) assets, liabilities, and unrealized gains/losses—at the valuation date; and (ii) income, expenses, and realized gains/losses—at the accrual/transaction date. For investments and financial derivatives denominated in a foreign currency, the Company isolates the portion of realized and change in unrealized gain (loss) resulting from changes in the foreign currency exchange rate from the fluctuations arising from changes in fair value (as measured in such foreign currency). Changes in realized and change in unrealized gain (loss) due to foreign currency are included in Other, net, on the Consolidated Statement of Operations.
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
(R) Share Repurchases: Common shares that are repurchased by the Company subsequent to issuance are immediately retired upon settlement and decrease the total number of shares issued and outstanding. The cost of such share repurchases is charged against Additional paid-in-capital on the Company's Consolidated Balance Sheet.
(S) Income Taxes: The Company has revoked its previous election to be taxed as a REIT under Sections 856 through 860 of the Code and will operate as a C-Corp subject to U.S. federal, state, and local corporate income taxes for the tax year beginning January 1, 2024. The Company's financial results reflect provisions for any current or deferred income taxes.
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

(T) Recent Accounting Pronouncements: In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09") which requires disaggregated information about a reporting entities effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 will be applied on a prospective basis with the option to apply ASU 2023-09 retrospectively. The Company is still assessing the impact of ASU 2023-09 on the Company's consolidated financial statements.
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
The following tables present details of the Company's investments in securities as of September 30, 2024 and December 31, 2023.
September 30, 2024:

		Unamortized Premium (Discount)		Gross Unrealized			Weighted Average
($ in thousands)	Current Principal		Amortized Cost	Gains	Losses	Fair Value	Coupon(1)(2)	Yield	Life (Years)(3)
Long:
RMBS:
Agency:
30-year fixed-rate mortgages	461,682	(7,312)	454,370	9,644	(1,902)	462,112	5.26%	5.39%	4.68
Reverse mortgages	34	3	37	—	(3)	34	4.70%	3.19%	5.96
Interest only securities(4)	n/a	n/a	1,583	381	(94)	1,870	4.26%	8.39%	5.98
Non-Agency:
Principal and interest securities	9,343	(1,499)	7,844	1,604	—	9,448	9.49%	11.06%	5.19
CLO Notes	80,645	(11,672)	68,973	1,986	(1,249)	69,710	12.33%	15.16%	5.57
CLO Equity	n/a	n/a	77,582	934	(3,740)	74,776	n/a	13.86%	8.29
Corporate debt	1,222	(850)	372	19	—	391	—	—%	1.07
Corporate equity	n/a	n/a	43	—	(13)	30	n/a	n/a	n/a
U.S. Treasury securities	425	1	426	—	—	426	3.63%	3.52%	0.05
Total Long	553,351	(21,329)	611,230	14,568	(7,001)	618,797	6.35%	7.78%	5.22
Short:
U.S. Treasury securities	(107)	4	(103)	—	(6)	(109)	4.00%	4.44%	9.51
Total Short	(107)	4	(103)	—	(6)	(109)	4.00%	4.44%	9.51
Total	$553,244	$(21,325)	$611,127	$14,568	$(7,007)	$618,688	6.35%	7.77%	5.22
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
(4)Weighted average coupon is based on a notional principal amount of $14.3 million, for Agency interest only securities.
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
By Estimated Weighted Average Life
As of September 30, 2024:

($ in thousands)	Agency RMBS			Agency IOs
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$178,701	$175,822	6.08%	$445	$469	4.14%
Greater than three years and less than seven years	178,931	174,907	5.28%	269	84	4.46%
Greater than seven years and less than eleven years	104,514	103,678	3.95%	1,156	1,030	4.31%
Total	$462,146	$454,407	5.26%	$1,870	$1,583	4.26%
(1)Expected average lives of RMBS and Agency IOs are generally shorter than stated contractual maturities.
(2)Weighted average coupon represents the weighted average coupons of the securities rather than the coupon rates on the underlying collateral.

($ in thousands)	Non-Agency RMBS			CLOs and Other Securities(3)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$1,799	$1,733	7.45%	$1,770	$2,048	7.59%
Greater than three years and less than seven years	5,918	5,006	11.85%	57,731	56,794	12.11%
Greater than seven years and less than eleven years	1,731	1,105	5.46%	10,600	10,503	13.72%
Total	$9,448	$7,844	9.49%	$70,101	$69,345	12.15%
(1)Expected average lives of RMBS and CLOs are generally shorter than stated contractual maturities.
(2)Weighted average coupon represents the weighted average coupons of the securities rather than the coupon rates on the underlying collateral.
(3)CLOs excludes CLO Equity; Other Securities includes corporate debt.
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
(3)CLOs excludes CLO Equity.

The following tables reflect the components of net interest income (expense) by security type for the three- and nine-month period ended September 30, 2024 and 2023:

	Three-Month Period Ended September 30, 2024			Three-Month Period Ended September 30, 2023
($ in thousands)	Net Coupon Interest	Net Amortization	Net Interest Income (Expense)	Net Coupon Interest	Net Amortization	Net Interest Income (Expense)
Agency RMBS	$6,652	$217	$6,869	$9,997	$(206)	$9,791
Non-Agency RMBS	550	(58)	492	766	(165)	601
CLOs	5,371	(873)	4,498	2	—	2
U.S. Treasury securities	2	1	3	(134)	8	(126)
Total	$12,575	$(713)	$11,862	$10,631	$(363)	$10,268

	Nine-Month Period Ended September 30, 2024			Nine-Month Period Ended September 30, 2023
($ in thousands)	Net Coupon Interest	Net Amortization	Net Interest Income (Expense)	Net Coupon Interest	Net Amortization	Net Interest Income (Expense)
Agency RMBS	$23,248	$(638)	$22,610	$28,858	$(2,136)	$26,722
Non-Agency RMBS	2,176	(592)	1,584	2,160	(377)	1,783
CLOs	10,238	(976)	9,262	2	—	2
U.S. Treasury securities	453	50	503	(237)	—	(237)
Total	$36,115	$(2,156)	$33,959	$30,783	$(2,513)	$28,270
For the three-month periods ended September 30, 2024 and 2023, the Catch-up Amortization Adjustment was $0.2 million and $46 thousand, respectively. For the nine-month periods ended September 30, 2024 and 2023, the Catch-up Amortization Adjustment was $(0.5) million and $(0.6) million, respectively.
At September 30, 2024, the Company had gross unrealized losses on securities of $(7.0) million, of which $(3.1) million relates primarily to adverse changes in estimated future cash flows on CLOs and Agency IOs. At December 31, 2023, the Company had gross unrealized losses on securities of $(25.4) million, of which $(0.2) million relates primarily to adverse changes in estimated future cash flows on CLOs and Agency IOs.
The Company determined for certain securities that a portion of such securities' cost basis is not collectible; for the three-month period ended September 30, 2023, the Company recognized realized losses on such securities of $(48) thousand. For the nine-month periods ended September 30, 2024 and 2023, the Company recognized realized losses on such securities of $(13) thousand and $(0.4) million, respectively. No such losses were recognized for the three-month period ended September 30, 2024. Such realized losses are reflected in Net realized gains (losses) on securities, on the Consolidated Statement of Operations.

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
September 30, 2024:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Securities:
Agency RMBS:
30-year fixed-rate mortgages	$—	$462,112	$—	$462,112
Reverse mortgages	—	34	—	34
Interest only securities	—	1,156	714	1,870
Non-Agency RMBS	—	5,636	3,812	9,448
CLOs	—	65,298	79,188	144,486
U.S. Treasury securities	—	426	—	426
Corporate debt	—	—	391	391
Corporate equity	—	—	30	30
Total securities, at fair value	—	534,662	84,135	618,797
Financial derivatives–assets, at fair value:
TBAs	—	467	—	467
Interest rate swaps	—	46,988	—	46,988
Futures	145	—	—	145
Credit default swaps	—	406	—	406
Forwards	—	4	—	4
Total financial derivatives–assets, at fair value	145	47,865	—	48,010
Total securities and financial derivatives–assets, at fair value	145	582,527	84,135	666,807
Liabilities:
Securities sold short:
U.S. Treasury securities sold short, at fair value	—	(109)	—	(109)
Financial derivatives–liabilities, at fair value:
TBAs	—	(2,168)	—	(2,168)
Interest rate swaps	—	(5,892)	—	(5,892)
Futures	(161)	—	—	(161)
Credit default swaps	—	(1,607)	—	(1,607)
Forwards	—	(28)	—	(28)
Total financial derivatives–liabilities, at fair value	(161)	(9,695)	—	(9,856)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(161)	$(9,804)	$—	$(9,965)

December 31, 2023:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Securities:
Agency RMBS:
15-year fixed-rate mortgages	$—	$27,847	$—	$27,847
20-year fixed-rate mortgages	—	7,863	—	7,863
30-year fixed-rate mortgages	—	670,294	—	670,294
Adjustable rate mortgages	—	7,119	—	7,119
Reverse mortgages	—	14,874	—	14,874
Interest only securities	—	4,253	3,162	7,415
Non-Agency RMBS	—	10,443	10,276	20,719
CLOs	—	11,816	5,601	17,417
Total securities, at fair value	—	754,509	19,039	773,548
Financial derivatives–assets, at fair value:
TBAs	—	654	—	654
Interest rate swaps	—	71,341	—	71,341
Futures	2,284	—	—	2,284
Total financial derivatives–assets, at fair value	2,284	71,995	—	74,279
Total securities and financial derivatives–assets, at fair value	2,284	826,504	19,039	847,827
Liabilities:
Financial derivatives–liabilities, at fair value:
TBAs	—	(1,876)	—	(1,876)
Interest rate swaps	—	(4,758)	—	(4,758)
Futures	(63)	—	—	(63)
Credit default swaps	—	(632)	—	(632)
Total financial derivatives–liabilities, at fair value	$(63)	$(7,266)	$—	$(7,329)

The following tables present additional information about the Company's investments which are measured at fair value for which the Company has utilized Level 3 inputs to determine fair value.
Three-Month Period Ended September 30, 2024:

(In thousands)	Non-Agency RMBS	Agency RMBS	CLOs	Corporate Debt	Corporate Equity
Beginning balance as of June 30, 2024	$8,433	$1,075	$47,887	$—	$32
Purchases	—	—	38,713	372	—
Proceeds from sales	(5,584)	(336)	(6,968)	(1)	—
(Amortization)/accretion, net	(24)	(83)	(415)	—	—
Net realized gains (losses)	1,704	62	254	1	—
Change in net unrealized gains (losses)	(1,427)	(58)	(394)	19	(2)
Transfers:
Transfers into level 3	710	54	3,892	—	—
Transfers out of level 3	—	—	(3,781)	—	—
Ending balance as of September 30, 2024	$3,812	$714	$79,188	$391	$30
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at September 30, 2024, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended September 30, 2024. For Level 3 financial instruments held by the Company as of September 30, 2024, change in net unrealized gains (losses) of $0.1 million, $(3) thousand, $(0.7) million, $19 thousand, and $(2) thousand for the three-month period ended September 30, 2024 relate to non-Agency RMBS, Agency RMBS, CLOs, corporate debt, and corporate equity, respectively.
At September 30, 2024, the Company transferred $3.8 million of assets from Level 3 to Level 2 and $4.7 million of assets from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
Nine-Month Period Ended September 30, 2024:

(In thousands)	Non-Agency RMBS	Agency RMBS	CLOs	Corporate debt	Corporate equity
Beginning balance as of December 31, 2023	$10,276	$3,162	$5,601	$—	$—
Purchases	—	—	117,792	372	43
Proceeds from sales	(8,911)	(2,367)	(17,789)	(1)	—
Principal repayments	—	—	—	—	—
(Amortization)/accretion, net	(431)	(416)	(810)	—	—
Net realized gains (losses)	2,600	562	416	1	—
Change in net unrealized gains (losses)	(1,596)	(281)	(2,705)	19	(13)
Transfers:
Transfers into level 3	1,874	54	10,109	—	—
Transfers out of level 3	—	—	(33,426)	—	—
Ending balance as of September 30, 2024	$3,812	$714	$79,188	$391	30
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at September 30, 2024, as well as Level 3 financial instruments disposed of by the Company during the nine-month period ended September 30, 2024. For Level 3 financial instruments held by the Company as of September 30, 2024, change in net unrealized gains (losses) of $0.1 million, $32 thousand, $(2.4) million, $19 thousand, and $(13) thousand for the nine-month period ended September 30, 2024 relate to non-Agency RMBS, Agency RMBS, CLOs, corporate debt, and corporate equity, respectively.
At September 30, 2024, the Company transferred $33.4 million of assets from Level 3 to Level 2 and $12.0 million of assets from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of September 30, 2023, as well as Level 3 financial instruments disposed of by the Company during the nine-month period ended September 30, 2023. For Level 3 financial instruments held by the Company as of September 30, 2023, change in net unrealized gains (losses) of $0.1 million and $0.5 million, for the nine-month period ended September 30, 2023 relate to non-Agency RMBS and Agency RMBS, respectively.
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
The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of September 30, 2024:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
Non-Agency RMBS	$2,367	Market quotes	Non-Binding Third-Party Valuation	$53.00	$100.14	$82.04
	1,445	Discounted Cash Flows
	$3,812		Yield	6.9%	17.3%	7.9%
			Projected Collateral Prepayments	37.6%	45.1%	41.1%
			Projected Collateral Losses	0.7%	7.8%	6.2%
			Projected Collateral Recoveries	6.5%	13.6%	10.1%
Agency RMBS–Interest Only Securities	714	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	489	5,062	378
			Projected Collateral Prepayments	14.6%	100.0%	39.0%
CLOs	$47,425	Market quotes	Non-Binding Third-Party Valuation	$12.00	$100.69	$66.47
	31,763	Discounted Cash Flows
	$79,188		Yield	3.9%	241.4%	15.3%
Corporate equity	30	Discounted Cash Flows	Yield	26.7%	26.7%	26.7%
Corporate debt	391	Discounted Cash Flows	Yield	9.0%	40.1%	18.8%
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

The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$25,747	$25,747	$38,533	$38,533
Due from brokers	9,341	9,341	3,245	3,245
Reverse repurchase agreements	109	109	—	—
Liabilities:
Repurchase agreements	486,921	486,921	729,543	729,543
Due to brokers	21,832	21,832	54,476	54,476
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
The following table details the fair value of the Company's holdings of financial derivatives as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$9	$654
TBA securities sale contracts	458	—
Fixed payer interest rate swaps	42,752	67,719
Fixed receiver interest rate swaps	4,236	3,622
Futures	145	2,284
Credit default swaps	406	—
Forwards	4	—
Total financial derivatives–assets, at fair value	48,010	74,279
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(2,063)	(13)
TBA securities sale contracts	(105)	(1,863)
Fixed payer interest rate swaps	(5,709)	(4,182)
Fixed receiver interest rate swaps	(183)	(576)
Futures	(161)	(63)
Credit default swaps	(1,607)	(632)
Forwards	(28)	—
Total financial derivatives–liabilities, at fair value	(9,856)	(7,329)
Total, net	$38,154	$66,950

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of September 30, 2024 and December 31, 2023.
September 30, 2024:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2025	$96,351	$2,538	3.09%	4.84%	0.97
2027	40,545	666	3.01	4.96	2.96
2028	77,795	306	3.34	4.91	3.73
2029	79,000	4,109	2.40	4.94	4.48
2030	47,428	2,347	2.50	4.96	5.67
2031	123,515	12,094	1.81	4.90	6.73
2032	73,464	9,896	1.61	4.96	7.35
2033	76,900	(1,303)	3.69	4.96	8.50
2034	13,475	(390)	3.74	4.83	9.69
2037	35,000	2,134	2.85	4.96	12.81
2038	39,500	(2,472)	4.01	4.83	13.91
2040	500	174	0.90	4.83	16.07
2041	10,961	3,031	1.33	4.83	16.85
2049	3,564	1,188	1.63	4.83	25.08
2050	780	375	0.64	4.83	25.79
2052	10,000	2,350	2.28	4.96	27.55
Total	$728,778	$37,043	2.70%	4.91%	6.67
December 31, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$73,693	$2,161	2.27%	5.38%	0.33
2025	100,268	2,960	2.98	5.39	1.72
2027	40,545	1,164	3.01	5.38	3.71
2028	104,647	5,264	2.74	5.39	4.51
2029	65,987	5,528	2.17	5.38	5.25
2030	97,200	7,141	2.50	5.38	6.42
2031	123,515	16,138	1.81	5.38	7.48
2032	104,377	15,932	1.74	5.38	8.13
2033	76,900	(782)	3.69	5.38	9.25
2037	35,000	2,842	2.85	5.38	13.56
2038	39,500	(2,072)	4.01	5.39	14.66
2040	500	165	0.90	5.33	16.82
2041	10,961	3,395	1.33	5.39	17.60
2049	3,564	1,156	1.63	5.39	25.83
2050	780	394	0.64	5.39	26.54
2052	10,000	2,151	2.28	5.38	28.31
Total	$887,437	$63,537	2.54%	5.38%	6.68

The following tables provide information about the Company's fixed receiver interest rate swaps as of September 30, 2024 and December 31, 2023.
September 30, 2024:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2033	$121,810	$4,227	4.96%	3.90%	8.77
2034	401	8	4.83	3.71	9.36
2040	500	(182)	4.96	0.84	16.07
Total	$122,711	$4,053	4.96%	3.89%	8.80
December 31, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2026	$61	$—	5.38%	4.06%	2.45
2028	10,070	(19)	5.39	3.50	5.00
2029	20,000	19	5.38	3.55	5.01
2030	13,000	(330)	5.38	3.31	6.26
2031	25,700	31	5.38	3.49	7.01
2033	95,829	3,572	5.39	3.96	9.62
2034	23,000	(54)	5.38	3.44	10.01
2040	500	(173)	5.38	0.84	16.82
Total	$188,160	$3,046	5.38%	3.71%	8.36
Futures
The following tables provide information about the Company's futures as of September 30, 2024 and December 31, 2023.
September 30, 2024:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Assets:
Long Contracts:
U.S. Treasury Futures	$88,300	$145	3.07
Liabilities:
Long Contracts:
U.S. Treasury Futures	47,100	(38)	2.67
Short Contracts:
U.S. Treasury Futures	(5,400)	(14)	3.07
Euro FX Futures	(10,250)	(109)	2.57
Total, net	$119,750	$(16)	2.91

December 31, 2023:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Assets:
Long Contracts:
U.S. Treasury Futures	$84,600	$2,284	2.69
Liabilities:
Short Contracts:
U.S. Treasury Futures	(5,400)	(63)	2.93
Total, net	$79,200	$2,221	2.70
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
As of September 30, 2024 and December 31, 2023, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	September 30, 2024				December 31, 2023
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$3,700	$3,800	$3,809	$9	$79,722	$78,709	$79,363	$654
Liabilities	316,468	301,610	299,547	(2,063)	27,700	28,398	28,385	(13)
	320,168	305,410	303,356	(2,054)	107,422	107,107	107,748	641
Sale contracts:
Assets	(95,569)	(94,372)	(93,914)	458	—	—	—	—
Liabilities	(105,805)	(108,135)	(108,240)	(105)	(78,285)	(69,206)	(71,069)	(1,863)
	(201,374)	(202,507)	(202,154)	353	(78,285)	(69,206)	(71,069)	(1,863)
Total TBA securities, net	$118,794	$102,903	$101,202	$(1,701)	$29,137	$37,901	$36,679	$(1,222)
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

Credit Default Swaps
The following table provides information about the Company's credit default swaps as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024			December 31, 2023
Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)	Notional	Fair Value	Weighted Average Remaining Term (Years)
($ in thousands)
Asset:
Long:
Credit default swaps on corporate bond indices	$10,952	$407	4.72	$—	$—	—
Liability:
Short:
Credit default swaps on corporate bond indices	(41,112)	(1,607)	4.93	(25,943)	(632)	4.98
	$(30,160)	$(1,200)	4.89	$(25,943)	$(632)	4.98
(1)Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of September 30, 2024, all of the Company's open written credit derivatives were credit default swaps on corporate bond indices, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets. As of September 30, 2024, the Company held written credit derivatives with a notional value of $11.0 million and a fair value of $0.4 million. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. As of September 30, 2024, the implied credit spread on the Company's outstanding written credit derivative ranged between 48 and 305 basis points. Total net up-front payments (paid) or received relating to written credit derivatives outstanding as of September 30, 2024 was $0.4 million.
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the nine-month period ended September 30, 2024 and the year ended December 31, 2023:

Derivative Type	Nine-Month Period Ended September 30, 2024	Year Ended December 31, 2023
	(In thousands)
Interest rate swaps	$1,020,126	$861,689
TBAs	303,438	289,786
Futures	86,368	67,592
Credit default swaps	28,103	14,989
Forwards	522	—

Gains and losses on the Company's financial derivatives for the three- and nine-month periods ended September 30, 2024 and 2023 are summarized in the tables below:

	Three-Month Period Ended September 30, 2024
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$6,969	$8,620	$15,589	$(2,278)	$(30,829)	$(33,107)
TBAs		5,344	5,344		(1,462)	(1,462)
Futures		3,108	3,108		(592)	(592)
Credit default swaps		(156)	(156)		(88)	(88)
Forwards		—	—		(25)	(25)
Total	$6,969	$16,916	$23,885	$(2,278)	$(32,996)	$(35,274)

	Three-Month Period Ended September 30, 2023
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$796	$(2,892)	$(2,096)	$4,913	$19,508	$24,421
TBAs		5,441	5,441		1,298	1,298
Futures		(2,033)	(2,033)		(582)	(582)
Credit default swaps		(160)	(160)		139	139
Total	$796	$356	$1,152	$4,913	$20,363	$25,276

	Nine-Month Period Ended September 30, 2024
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$22,306	$5,780	$28,086	$(6,601)	$(18,211)	$(24,812)
TBAs		4,121	4,121		(479)	(479)
Futures		2,312	2,312		(2,237)	(2,237)
Credit default swaps		(609)	(609)		128	128
Forwards		—	—		$(25)	$(25)
Total	$22,306	$11,604	$33,910	$(6,601)	$(20,824)	$(27,425)

	Nine-Month Period Ended September 30, 2023
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$6,507	$13,751	$20,258	$8,463	$2,075	$10,538
TBAs		9,240	9,240		(1,314)	(1,314)
Futures		(2,198)	(2,198)		(1,068)	(1,068)
Credit default swaps		(178)	(178)		21	21
Total	$6,507	$20,615	$27,122	$8,463	$(286)	$8,177
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of September 30, 2024 and December 31, 2023, the Company had outstanding borrowings under repurchase agreements with 18 and 19 counterparties, respectively.

The following table details the Company's outstanding borrowings under repurchase agreements as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 days or less	$420,030	5.29%	15	$676,074	5.54%	17
31-60 days	—	—	—	1,256	6.23	44
61-90 days	747	5.76	71	2,933	6.23	67
91-120 days	17,140	5.45	93	—	—	—
Total Agency RMBS	437,917	5.30	18	680,263	5.55	17
Non-Agency RMBS and CLOs:
30 days or less	30,146	5.94	16	6,782	6.89	15
31-60 days	18,430	6.14	53	4,875	6.80	46
61-90 days	—	—	—	6,801	6.58	67
Total Non-Agency RMBS and CLOs	48,576	6.02	30	18,458	6.75	42
U.S. Treasury Securities
30 days or less	428	5.04	1	30,822	5.53	2
Total U.S. Treasury Securities	428	5.04	1	30,822	5.53	2
Total	$486,921	5.37%	20	$729,543	5.58%	17
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of September 30, 2024 and December 31, 2023, the fair value of securities transferred as collateral under outstanding borrowings under repurchase agreements was $529.6 million and $791.5 million, respectively. Collateral transferred under outstanding borrowings under repurchase agreements as of September 30, 2024 and December 31, 2023, includes investments in the amount of $42.1 million and $51.0 million, respectively, that were sold prior to period end but for which such sale had not yet settled. In addition as of September 30, 2024 and December 31, 2023, the Company posted to/(received from) repurchase agreement counterparties net cash collateral of $(0.7) million and $(11.2) million, respectively, as a result of margin calls with various repurchase agreement counterparties. Additionally, as of September 30, 2024 and December 31, 2023, repurchase agreement counterparties posted/(received) RMBS of $(1.2) million and $0.8 million, respectively, to/(from) the Company as a result of margin calls.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. There was no counterparty for which the amount at risk was greater than 10% of shareholders' equity as of either September 30, 2024 or December 31, 2023.

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
The following tables present information about certain assets and liabilities representing financial instruments as of September 30, 2024 and December 31, 2023. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
September 30, 2024:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$48,010	$(9,090)	$—	$(18,590)	$20,330
Reverse repurchase agreements	109	(109)	—	—	—
Liabilities:
Financial derivatives–liabilities	(9,856)	9,090	—	384	(382)
Repurchase agreements	(486,921)	109	487,471	(659)	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase and reverse repurchase agreements and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. As of September 30, 2024, the fair value of financial instruments transferred or pledged as collateral on the Company's repurchase agreements, net of the fair value of any financial instruments received by the Company as the result of margin calls, were $530.8 million. As of September 30, 2024, total cash collateral (received) pledged on financial derivative assets and financial derivative liabilities excludes $2.5 million and $2.0 million, respectively, of net excess cash collateral.
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

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of September 30, 2024 and December 31, 2023, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three- and nine-month periods ended September 30, 2024 and 2023:

	Three-Month Period Ended		Nine-Month Period Ended
(In thousands except for share amounts)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Numerator:
Net income (loss)	$5,445	$(11,420)	$8,591	$(7,880)
Denominator:
Basic and diluted weighted average shares outstanding	25,591,607	15,199,837	21,845,083	14,273,071
Basic and diluted earnings per share	$0.21	$(0.75)	$0.39	$(0.55)
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
For the three-month periods ended September 30, 2024 and 2023, the total management fee incurred was $0.7 million and $0.4 million, respectively. For the nine-month periods ended September 30, 2024 and 2023, the total management fee incurred was $1.8 million and $1.3 million, respectively.
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
The Manager has agreed to waive all of the Performance Fees payable under the New Management Agreement for all fiscal periods through December 31, 2024. For each of the three- and nine-month periods ended September 30, 2024, the Company incurred a performance fee of $1.1 million which was fully waived by the Manager.
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

For the nine-month periods ended September 30, 2024 and 2023, the Company reimbursed the Manager $2.8 million and $1.9 million, respectively, for previously incurred operating and compensation expenses. As of September 30, 2024 and December 31, 2023, the outstanding payable to the Manager for operating and compensation expenses was $0.8 million and $0.4 million, respectively, and is included in Accrued expenses on the Consolidated Balance Sheet.
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
10. Capital
The Company has authorized 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares of either class. As of September 30, 2024 and December 31, 2023, there were 27,968,145 and 18,601,464 common shares outstanding, respectively. No preferred shares have been issued.
Detailed below is a roll forward of the Company's common shares outstanding for the three- and nine-month periods ended September 30, 2024 and 2023:

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Common Shares Outstanding (6/30/2024, 6/30/2023, 12/31/2023 and 12/31/2022, respectively)	21,134,976	14,378,193	18,601,464	13,377,840
Share Activity:
Common shares issued	6,775,281	1,459,028	9,308,793	2,462,489
Restricted common shares issued	57,888	32,920	57,888	32,920
Forfeiture of common shares to satisfy tax withholding obligations	—	—	—	(3,108)
Common Shares Outstanding (9/30/2024, 9/30/2023, 9/30/2024 and 9/30/2023, respectively)	27,968,145	15,870,141	27,968,145	15,870,141
Unvested restricted shares outstanding (9/30/2024, 9/30/2023, 9/30/2024, and 9/30/2023, respectively)	43,680	50,680	43,680	50,680
The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at September 30, 2024:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	23,152	September 11, 2024	n/a (2)
Partially dedicated employees:
	6,055	December 15, 2022	December 15, 2024
	7,237	December 14, 2023	December 14, 2024
	7,236	December 14, 2023	December 14, 2025
(1)Date at which such restricted shares will vest and become non-forfeitable.
(2)Certain restricted shares granted on September 11, 2024 will vest upon the day following the date shareholders' approve certain proposals that would allow the Company to convert to a closed-end fund.
On May 16, 2023, the Company's 2023 Equity Incentive Plan became effective and replaced the Company's 2013 Equity Incentive Plan. Awards previously granted under the 2013 Equity Incentive Plan remain outstanding and valid in accordance with their terms, but no new awards will be granted under the 2013 Equity Incentive Plan. As of September 30, 2024, there were 1,498,708 shares available for future issuance under the Company's 2023 Equity Incentive Plan.
On June 13, 2018, the Company's Board of Trustees approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through

Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. From inception of the current share repurchase program adopted on June 13, 2018 through September 30, 2024, the Company repurchased 474,192 of its common shares at an aggregate cost of $4.4 million, and an average price per share of $9.21. The Company did not repurchase any shares during either of the three- or nine-month periods ended September 30, 2024 and 2023.
On November 14, 2023, the Company implemented an "at the market" offering program, or the "2023 ATM program," by entering into equity distribution agreements with third party sales agents under which it was authorized to offer and sell up to $100.0 million of common shares from time to time. During the three-month period ended September 30, 2024, the Company issued 6,775,281 common shares, which provided $46.1 million of net proceeds after $0.8 million of commissions and offering costs. During the nine-month period ended September 30, 2024, the Company issued 9,308,793 common shares, which provided $62.5 million of net proceeds after $1.0 million of commissions and offering costs. As of September 30, 2024, the Company's remaining authorization under the 2023 ATM program was $22.4 million.
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
11. Income Taxes
The Company has revoked its prior REIT election and is operating as a taxable C-Corp, subject to applicable U.S. federal, state, and local income tax, effective for the tax year beginning January 1, 2024. The Company had a pre-tax U.S. federal net operating loss carryforward ("NOL Carryforward") of approximately $38.1 million as of September 30, 2024. As a result of the change from a REIT to a taxable C-Corp, as of January 1, 2024, the Company is establishing a deferred tax asset related to its NOL Carryforward, which it plans to utilize to offset a majority of its U.S. federal taxable income and a portion of its state and local taxable income, as discussed in more detail below.
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, or "ASC 740." Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes. For the three-month period ended September 30, 2024, the Company recorded an income tax expense (benefit) of $0.5 million. For the nine-month period ended September 30, 2024, the Company recorded an income tax expense (benefit) of $0.7 million. No such expense was recorded for the three- or nine-month periods ended September 30, 2023, during which time the Company was operating as a REIT and generally not subject to income tax.
The Company evaluates its deferred tax assets for recoverability using an approach which considers the relative impact of negative and positive evidence, including historical profitability and projections of future taxable income. As of September 30, 2024, the Company anticipates utilizing deferred tax assets of approximately $1.7 million, to offset a portion of its taxable income for its 2024 fiscal year; the Company has recorded a valuation allowance of $11.6 million to fully reserve against the remaining deferred tax assets.
The Company is subject to a federal tax rate of 21%, and expected state and local taxes with a combined estimated rate of 8.8%. The establishment of the deferred benefit has reduced our estimated effective federal tax rate to 3.5% and combined state and local tax rate to 3.9%.
Based on its analysis of any potential uncertain income tax positions, the Company concluded that it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of September 30, 2024 or December 31, 2023. Tax authorities in the relevant jurisdictions may select the Company's tax returns for audit and propose adjustments before the expiration of the statute of limitations. Tax returns filed for the Company's open tax years or any ongoing audits remain open to adjustment in the major tax jurisdictions.
12. Commitments and Contingencies
From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. The Company provides current trustees and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.

In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of September 30, 2024 and December 31, 2023 and management is not aware of any significant contingencies at September 30, 2024.
13. Subsequent Events
Dividends
On October 7, 2024, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on November 25, 2024 to shareholders of record as of October 31, 2024.
On November 7, 2024, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on December 26, 2024 to shareholders of record as of November 29, 2024.

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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account information currently available to us. These beliefs, assumptions, and expectations are subject to numerous risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements or from our beliefs, expectations, estimates and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. The following factors are examples of those that could cause actual results to vary from those stated or implied by our forward-looking statements: changes in interest rates and the market value of our securities or our investments; our use of and dependence on leverage; future changes with respect to the Federal National Mortgage Association, or "Fannie Mae," and Federal Home Loan Mortgage Corporation, or "Freddie Mac," and related events, including the lack of certainty as to the future roles of these entities and the U.S. Government in the mortgage market and changes to legislation and regulations affecting these entities; market volatility; our ability to pivot our investment strategy to focus on CLOs; a deterioration in the CLO market, our ability to utilize our NOLs; our ability to convert to a closed end fund/RIC, including our ability to obtain shareholder approval of our conversion to a closed end fund/RIC; our ability to exit investments in a timely manner; changes in our investment objectives and strategy; changes in the prepayment rates on the mortgage loans underlying the securities we own; changes in rates of default and/or recovery rates; our ability to borrow to finance our assets and the available terms for such borrowings; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; risks associated with investing in real estate assets, including changes in business conditions; and other changes in markets conditions and trends, such as changes to fiscal or monetary policy, heightened inflation, slower growth or recession, and currency fluctuations. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, the risk factors described under Part II Item 1A of our each of our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2024 and June 30, 2024, and the risk factors described under Part II, Item 1A of this Quarterly Report on Form 10-Q, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
We filed a definitive proxy statement with the SEC on August 16, 2024, and amended that definitive proxy statement with Amendment No. 1 filed on October 1, 2024 and Amendment No. 2 filed on October 23, 2024 (collectively, as may have been further amended, supplemented, or otherwise modified from time to time, the "Proxy Statement") in anticipation of a shareholder vote at our annual meeting later this year. Subject to shareholder approval of certain matters included in the Proxy Statement, we intend to convert to a closed-end fund to be treated as a regulated investment company, or "RIC," subject to shareholder approval of certain matters. In the interim, we intend to continue liquidating our portfolio of mortgage-related assets and invest the proceeds in CLOs. Just prior to the conversion, we intend to liquidate the vast majority of our remaining mortgage- and real estate-related assets and upon the effectiveness of the conversion we would intend to operate so as to qualify to be taxed as a RIC under subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), for federal income tax purposes. After our conversion to a closed-end fund/RIC, we would generally not be subject to corporate tax.
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
We currently use leverage in our strategies and to date have financed our assets exclusively through repurchase agreements, which we account for as collateralized borrowings. As of September 30, 2024, we had outstanding borrowings under repurchase agreements in the amount of $486.9 million with 18 counterparties; 90% of such borrowings were collateralized by Agency RMBS. Just prior to conversion to a RIC, we intend to reduce our leverage to levels permitted under the Investment Company Act, and expect the vast majority of our borrowings to be collateralized by CLOs.
As of September 30, 2024, our book value per share was $6.85 as compared to $6.91 and $7.32 as of June 30, 2024 and December 31, 2023, respectively.
Trends and Recent Market Developments
Market Overview
•After maintaining its target range for the federal funds rate in July, the U.S. Federal Reserve, or the "Federal Reserve," reduced the range by 50 basis points to 4.75%–5.00% in September. In cutting rates for the first time in four years, the Federal Reserve "judges that the risks to achieving its employment and inflation goals are roughly in balance." The Summary of Economic Projections released in September implied another 50 basis points of interest rate cuts in 2024.
In the third quarter, the Federal Reserve continued to reinvest only principal payments that exceeded $35 billion on Agency RMBS and $25 billion on U.S. Treasury securities, thus maintaining the reduced monthly reinvestment cap on U.S. Treasury securities announced at its May meeting.
•After rising during the first half of the year, interest rates fell significantly in the third quarter, particularly short-term interest rates, and the yield on the 10-year U.S. Treasury exceeded that of the 2-year U.S. Treasury for the first time since July 2022. Quarter over quarter, the 2-year U.S. Treasury yield decreased by 111 basis points to 3.64%, and the 10-year U.S. Treasury yield declined by 62 basis points to 3.78%. Meanwhile, interest rate volatility, as measured by the MOVE index, spiked in early August and again in early September, before declining into quarter end.

•In the third quarter, Secured Overnight Financing Rates, or "SOFR" rates, fell sharply following the decline in the federal funds rate, with one-month SOFR decreasing by 49 basis points to 4.85% and three-month SOFR decreasing by 73 basis points to 4.59%. SOFR rates drive many of our financing costs.
•Mortgage rates moved in sympathy with long-term interest rates during the third quarter. The Freddie Mac survey 30-year mortgage rate decreased from 6.86% at the end of June to 6.08% on September 26th. While still low on an historical basis, the Mortgage Bankers Association's Refinance Index more than doubled during the third quarter, with mortgage rates lower. Overall prepayment speeds ticked up in July and August and then fell in September, with Fannie Mae 30-year RMBS registering CPRs of 6.6 in July, 6.7 in August, and 6.4 in September.
Year-to-date through August, the S&P CoreLogic Case-Shiller US National Home Price NSA Index increased by 4.5% and the National Association of Realtors Housing Affordability Index declined by 1.9%.
•U.S. real GDP increased at an estimated annualized rate of 2.8% in the third quarter, as compared to 3.0% in the prior quarter. Meanwhile, the unemployment rate decreased moderately during the quarter, registering 4.3% in July, 4.2% in August, and 4.1% in September.
•Inflation continued its modest decline in the third quarter, reaching a three-year low in September. The 12-month percentage change in the Consumer Price Index for All Urban Consumers (“CPI-U"), not seasonally adjusted, was 2.9% in July, 2.5% in August, and 2.4% in September 2024. This compares to 12-month percentage changes of 3.4% in April, 3.3% in May, and 3.0% in June 2024.
•For the third quarter, the Bloomberg U.S. MBS Index posted a return of 5.48% and an excess return (on a duration-adjusted basis) of 0.76% relative to the Bloomberg U.S. Treasury Index. Meanwhile, the Bloomberg U.S. Corporate Bond Index generated a return of 5.81% and an excess return of 0.80%, and the Bloomberg U.S. Corporate High Yield Bond Index generated a return of 5.42% and an excess return of 1.83%, for the quarter.
•Corporate credit spreads generally tightened during the third quarter, with spreads on the Markit CDX North America Investment Grade and High Yield Indices decreasing by 1 and 15 basis points quarter over quarter, respectively. Default rates on U.S. leveraged loans declined further, with the twelve-month trailing default rate on the Morningstar LSTA Leveraged Loan Index decreasing to 0.80% at quarter end, as compared to 0.92% at June 30th, and well below the 10-year historical average of 1.68%, per PitchBook|LCD. Additionally, the Morningstar LSTA US Leveraged Loan Index rose in the third quarter to $96.71 at September 30th, compared to $96.59 at June 30th.
•Similar to U.S leveraged loans, default rates on EU leveraged loans also declined. The twelve-month trailing default rate on the Morningstar LSTA EU Leveraged Loan Index decreased to 0.79% at quarter end, as compared to 1.29% at June 30th, and below the 10-year historical average of 1.44%, per PitchBook|LCD. However, the Morningstar LSTA EU Leveraged Loan Index declined modestly in the third quarter to $97.58 at September 30th, compared to $97.61 at June 30th.
•U.S. CLO issuance activity, while still elevated on an historical basis, declined in the third quarter. According to PitchBook|LCD, the U.S. CLO market saw $41 billion of new CLO issuance in the third quarter, compared to $53 billion in the second quarter.
•U.S. equity markets performed well in the third quarter. The Dow Jones Industrial Average increased by 8.2% and the S&P 500 rose by 5.5%, with both indices ending the quarter at record highs. Meanwhile, the NASDAQ rose by 2.6% and reached a record high intra-quarter. Meanwhile, the VIX volatility index spiked in early August to its highest level since January 2021; the VIX subsequently moderated, but remained relatively elevated through quarter end. Finally, London's FTSE 100 index increased by 0.9%, and the MSCI World global equity index rose by 6.0% quarter over quarter.
Portfolio Overview and Outlook
As of September 30, 2024, our CLO portfolio consisted of $74.8 million of CLO equity tranches, of which $66.5 million were dollar-denominated and $8.3 million were non-dollar denominated; and $69.7 million of CLO notes, specifically mezzanine debt tranches, of which $52.9 million were dollar-denominated and $16.8 million were non-dollar denominated. We expect our CLO holdings to continue to be a blend of CLO equity and CLO debt investments, with the capital allocations fluctuating over time based on market opportunities. In addition, we intend to continue to invest in both dollar-denominated and non-dollar denominated CLO investments, based on relative value opportunities, but expect the majority of our CLO investments will continue to be dollar-denominated.
During the third quarter, the size of our CLO holdings increased by 70% to $144.5 million as of September 30, 2024, compared to $85.1 million as of June 30, 2024, as we continued to rotate investment capital into CLOs. Going forward, we expect to continue increasing the size of our CLO portfolio in conjunction with the CLO Strategic Transformation.

As of September 30, 2024, our mortgage-backed securities portfolio consisted of $462.1 million of fixed-rate Agency "specified pools," $34 thousand of Agency reverse mortgage pools, $1.9 million of Agency interest-only securities, or "Agency IOs", and $9.4 million of non-Agency RMBS. Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through government-sponsored refinancing programs, and mortgages with various other characteristics.
The size of our Agency RMBS holdings decreased by 13% to $462.1 million as of September 30, 2024, compared to $531.1 million as of June 30, 2024, as we continued to net sell Agency RMBS. Costs to liquidate our Agency RMBS continue to be low. Meanwhile, our aggregate holdings of interest-only securities and non-Agency RMBS decreased by 44% quarter over quarter to $11.3 million. Going forward, we intend to continue to decrease the size of our mortgage-backed securities portfolio, also in conjunction with the CLO Strategic Transformation.
Our debt-to-equity ratio, adjusted for unsettled purchases and sales, decreased to 2.5:1 as of September 30, 2024, as compared to 3.7:1 as of June 30, 2024. The decline was driven by higher shareholder's equity and less leverage on our CLO investments, which constituted a significantly larger proportion of our overall portfolio as of September 30, 2024, compared to June 30, 2024. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions. As of September 30, 2024, 90% of our borrowings were secured by Agency RMBS.
During the quarter, we continued to hedge interest rate risk through the use of interest rate swaps and short positions in U.S. Treasury securities and futures. We ended the quarter with a net long TBA position. We also selectively hedge the credit risk of our corporate CLO and non-Agency RMBS investments; as of September 30, 2024, our credit hedge portfolio was relatively small.
As of September 30, 2024, we had cash and cash equivalents of $25.7 million, in addition to other unencumbered assets of $95.8 million. This compares to cash and cash equivalents of $118.8 million, which included $89.9 million of U.S. Treasury Bills held on margin, in addition to other unencumbered assets of $43.9 million, as of June 30, 2024. Excluding such U.S. Treasury Bills, cash and cash equivalents were $28.8 million as of June 30, 2024.
CLO Performance
In the third quarter, the U.S. CLO market benefited from strengthening loan fundamentals, robust demand for leveraged loans, and the anticipation of an interest rate cutting cycle. The trailing-twelve-month default rate for the Morningstar LSTA U.S. Leveraged Loan Index declined to 78 basis points in August, its lowest level since December 2022, and finished the quarter at just 80 basis points; meanwhile, prepayment rates continued to increase during the quarter. Tightening credit spreads and lower interest rates supported strong corporate loan issuance during the quarter. However, net CLO issuance in the U.S. was negative overall for the quarter as a result of the combined impact of elevated refinancing and reset volumes and many seasoned CLOs being called. Similarly in Europe, the default rate for the Morningstar LSTA EU Leveraged Loan Index also declined to 78 basis points in August, its lowest level since May 2023, and finished the quarter at just 79 basis points. However, in contrast with U.S leveraged loans, prepayment rates on the Morningstar LSTA EU Leveraged Loan Index decreased slightly quarter over quarter.
In the U.S., the declining default rates contributed to higher demand for CLO debt and equity, and along with the negative net issuance, drove CLO mezzanine spreads generally tighter during the quarter. In addition, high prepayment rates continued to drive deleveraging in seasoned CLOs. On the other hand, with investors wary of lower-quality loan portfolios, debt spreads widened for certain CLOs with greater exposure to such assets. In Europe, elevated demand and lower default rates also drove CLO mezzanine spreads tighter; however, with prepayment rates on European leveraged loans declining, seasoned European CLO mezzanine tranches experienced less deal deleveraging relative to U.S. CLOs.
Similar to the prior quarter, performance for U.S. CLO equity was mixed during the third quarter. On the one hand, tightening debt spreads allowed some deals to refinance their debt or reset their debt (which also included extensions of reinvestment periods), which drove strong returns for CLO equity in deals with better-performing portfolios and higher debt costs. However, higher prepayment speeds in the loan market led to both price declines for loans trading above par and compression in loan floating rate spreads, as large volumes of loans trading at premiums to par were refinanced at par and replaced with lower-spread loans; these effects triggered mark-to-market losses in some CLO equity profiles as both their interest payments (due to lower excess interest in the CLO) and underlying asset values declined in tandem. We saw a similar dynamic in Europe, although with slower prepayment speeds, the negative impact of the prepayment of premium loans was less pronounced.
Our CLO strategy had strong results for the quarter, led by higher net interest income quarter over quarter and net gains in our U.S. and European CLO debt portfolios, supported by both opportunistic sales and tighter credit spreads on held positions.

We also benefited from positive performance from our U.S. and European CLO equity portfolios, where net interest income exceeded net realized and unrealized losses.
Non-Agency Performance
Our non-Agency RMBS portfolio and interest-only securities generated positive results for the quarter, driven by net interest income and net gains associated with several profitable sales.
Agency Performance
In the third quarter, interest rates fell, the yield curve steepened, and Agency MBS yield spreads tightened as the market anticipated the beginning of the Federal Reserve's interest rate cutting cycle. In September the Federal Reserve reduced the target range for the federal funds rate by 50 basis points and also released updated economic projections that implied another 50 basis points of interest rate cuts later in 2024. Overall for the third quarter, the U.S. Agency MBS Index generated an excess return of 0.76%. Against this backdrop, our remaining Agency portfolio generated positive results for the quarter, as net gains on our Agency RMBS exceeded net losses on our interest rate hedges, which were driven by declining interest rates.
Average pay-ups on our specified pool portfolio decreased to 0.25% as of September 30, 2024, as compared to 0.63% as of June 30, 2024.
Our net mortgage assets-to-equity ratio—which we define as the net aggregate market value of our mortgage-backed securities (including the underlying market values of our long and short TBA positions) divided by total shareholders' equity —declined during the quarter. The decrease was driven by an increase in shareholders' equity and a smaller Agency RMBS portfolio, partially offset by a larger net long TBA position as of September 30, 2024. From time to time, in response to market opportunities and other factors, we increase or decrease our net mortgage assets-to-equity ratio by varying the sizes of our net short TBA position and/or our long RMBS portfolio in relation to the portion of our overall shareholders' equity employed in our mortgage-related strategies. The following table summarizes our net mortgage assets-to-equity ratio and provides additional details, for the last five quarters, to illustrate this fluctuation.

	Notional Amount of Long TBAs	Notional Amount of Short TBAs	Fair Value of Mortgage-backed Securities	Net Long (Short) TBA Underlying Market Value(1)	Net Mortgage Assets-to-Equity Ratio
($ In thousands)
September 30, 2024	$320,168	$(201,374)	$473,464	$101,202	3.0:1
June 30, 2024	216,728	(173,074)	551,248	29,242	4.0:1
March 31, 2024	66,220	(66,830)	766,954	(3)	5.4:1
December 31, 2023(2)	107,422	(78,285)	756,131	36,679	5.8:1
September 30, 2023(2)	68,064	(116,747)	822,718	(36,149)	7.1:1
(1)Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.
(2)Conformed to current period presentation.
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended September 30, 2024, June 30, 2024, March 31, 2024, December 31, 2023, and September 30, 2023.

	Three-Month Period Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Three-Month Constant Prepayment Rates(1)	7.5	6.7	5.2	6.8	7.3
(1)Excludes recent purchases of fixed rate Agency specified pools with no prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of September 30, 2024 and June 30, 2024.

		September 30, 2024				June 30, 2024
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Weighted Average Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Weighted Average Coupon
		(In thousands)				(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	2.50–2.99	—	—	—	—%	$1,503	$1,428	63	2.54%
	6.00–6.49	—	—	—	—%	2,612	2,656	6	6.00%
Total 15-year fixed-rate mortgages		—	—	—	—%	4,115	4,084	27	4.74%
30-year fixed-rate mortgages:
	2.00–2.49	—	—	—	—%	4,145	3,177	44	2.00%
	2.50–2.99	26,133	22,569	34	2.50%	18,632	15,452	44	2.50%
	3.00–3.49	—	—	—	—%	42,030	36,278	80	3.00%
	3.50–3.99	10,635	9,974	41	3.55%	22,047	19,741	50	3.52%
	4.00–4.49	21,714	20,880	29	4.00%	75,305	70,540	87	4.00%
	4.50–4.99	43,752	43,148	27	4.50%	33,683	31,943	28	4.50%
	5.00–5.49	100,034	100,165	21	5.00%	135,608	131,680	21	5.00%
	5.50–5.99	118,891	120,510	11	5.50%	89,401	88,489	12	5.50%
	6.00–6.49	49,219	50,427	6	6.00%	54,019	54,392	7	6.00%
	6.50–6.99	91,304	94,439	11	6.50%	73,627	75,293	10	6.50%
Total 30-year fixed-rate mortgages		461,682	462,112	17	5.26%	548,497	526,985	33	4.89%
Total fixed-rate Agency RMBS		$461,682	$462,112	17	5.26%	$552,612	$531,069	33	4.89%
For the three-month period ended September 30, 2024, we had total net realized and unrealized gains on our Agency securities of $15.5 million, or $0.60 per share. Our Agency portfolio turnover was approximately 37% for the three-month period ended September 30, 2024 and we recognized net realized losses of $(3.7) million.
For the three-month period ended September 30, 2024, we continued to hedge interest rate risk through the use of interest rate swaps and short positions in TBAs, U.S. Treasury securities, and futures. We had total net realized and unrealized losses of $(18.4) million, or $(0.72) per share, on our interest rate hedging portfolio, driven by the decrease in interest rates quarter over quarter. These losses exclude net realized and unrealized gains of $7.2 million, or $0.28 per share, on our long TBAs held for investment.
We ended the quarter with a net long TBA position on a notional basis and as measured by 10-year equivalents. Ten-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates. The relative makeup of our interest rate hedging portfolio can change materially from period to period. We also selectively hedge our corporate CLO and non-Agency RMBS investments; as of September 30, 2024, we had a small credit hedge position in place. We may also enter into foreign currency forward and futures contracts in order to hedge risks associated with foreign currency fluctuations.
After giving effect to dividends declared during the three-month period ended September 30, 2024 of $0.24 per share, our book value per share decreased to $6.85 as of September 30, 2024, from $6.91 as of June 30, 2024, and we had an economic return of 2.6% for the three-month period ended September 30, 2024. Economic return for a period is computed by adding back dividends declared during the period to ending book value per share, and comparing that amount to book value per share as of the beginning of the period.

Financing
For the three-month periods ended September 30, 2024 and June 30, 2024, our average repo borrowing cost was 5.59% and 5.60%, respectively. As of September 30, 2024 and June 30, 2024, the weighted average borrowing rate on our repurchase agreements was 5.37% and 5.54%, respectively.
While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as banks, are active in providing repo financing. Most of our outstanding repo financing is still provided by banks and bank affiliates; however, we have also entered into repo agreements with non-bank dealers.
Our debt-to-equity ratio was 2.5:1 as of September 30, 2024, as compared to 4.0:1 as of June 30, 2024. Adjusted for unsettled purchases and sales, our debt-to equity ratio was also 2.5:1 as of September 30, 2024, as compared to 3.7:1 as of June 30, 2024. The quarter over quarter decline was driven by higher shareholders' equity and less leverage on our CLO investments, which constituted a significantly larger proportion of our overall portfolio as of September 30, 2024, compared to June 30, 2024. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
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
The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment, or "Catch-up Amortization Adjustment," is made to interest income to reflect the cumulative impact of the changes in effective yields. For the three-month periods ended September 30, 2024 and 2023, we recognized a Catch-up Amortization Adjustment of $0.2 million and $46 thousand, respectively. For the nine-month periods ended September 30, 2024 and 2023, we recognized a Catch-up Amortization Adjustment of $(0.5) million and $(0.6) million, respectively. The Catch-up Amortization Adjustment is reflected as an increase (decrease) to interest income on the Consolidated Statement of Operations. Our accretion of discounts and amortization of premiums on securities for U.S. federal and other tax purposes is likely to differ from the accounting treatment under U.S. GAAP of these items as described above. See Note 2 of the notes to our consolidated financial statements for more information on the assumptions and methods that we use to amortize purchase premiums and accrete purchase discounts.
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

Financial Condition
Investment portfolio
The following tables summarize our securities portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024					December 31, 2023
($ In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Credit Portfolio:
Dollar Denominated:
CLOs
CLO Notes	$63,090	$52,892	$83.84	$52,800	$83.69	$16,876	$14,491	$85.87	$14,441	$85.57
CLO Equity	n/a	66,518	n/a	69,188	n/a	n/a	2,926	n/a	2,947	n/a
Total Dollar Denominated CLOs		119,410		121,988			17,417		17,388
Corporate Debt	1,222	391	32.00	372	30.44	—	—	—	—	—
Corporate Equity	n/a	30	n/a	43	n/a	n/a	—	n/a	—	n/a
Non-Agency RMBS(2)	9,343	9,448	101.12	7,844	83.96	9,953	9,409	94.53	8,189	82.28
Non-Agency IOs	n/a	—	n/a	—	n/a	n/a	11,310	n/a	8,700	n/a
Total Dollar Denominated Credit		129,279		130,247			38,136		34,277
Non-Dollar Denominated:
CLOs
CLO Notes	17,555	16,818	95.80	16,173	92.13	—	—	—	—	—
CLO Equity	n/a	8,258	n/a	8,394	n/a	n/a	—	n/a	—	n/a
Total non-Dollar Denominated CLOs		25,076		24,567			—		—
Total Credit		154,355		154,814			38,136		34,277
Agency Portfolio:
Dollar Denominated:
Agency RMBS(2)
15-year fixed-rate mortgages	—	—	—	—	—	28,647	27,847	97.21	28,765	100.41
20-year fixed-rate mortgages	—	—	—	—	—	8,524	7,863	92.25	9,033	105.97
30-year fixed-rate mortgages	461,682	462,112	100.09	454,370	98.42	697,510	670,294	96.10	682,379	97.83
ARMs	—	—	—	—	—	7,127	7,119	99.89	8,060	113.09
Reverse mortgages	34	34	100.00	37	108.82	14,406	14,874	103.25	16,589	115.15
Total Agency RMBS	461,716	462,146	100.09	454,407	98.42	756,214	727,997	96.27	744,826	98.49
Agency IOs	n/a	1,870	n/a	1,583	n/a	n/a	7,415	n/a	6,607	n/a
Total Agency		464,016		455,990			735,412		751,433
Dollar Denominated:
U.S. Treasury securities	425	426	100.24	426	100.24	—	—	—	—	—
U.S. Treasury securities sold short	(107)	(109)	101.87	(103)	96.26	—	—	—	—	—
Reverse repurchase agreements	109	109	100.00	109	100.00	—	—	—	—	—
Total, net		$618,797		$611,236			$773,548		$785,710
(1)Expressed as a percentage of the current principal balance.
(2)Excludes IOs.
As of September 30, 2024, 58% of our invested capital was allocated to corporate CLOs and 42% was allocated to mortgage-related securities. The majority of our mortgage-related securities are Agency RMBS, which include investments in Agency pools and, to a smaller extent, Agency collateralized mortgage obligations, or "CMOs."
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
Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024	December 31, 2023
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$9	$654
TBA securities sale contracts	458	—
Fixed payer interest rate swaps	42,752	67,719
Fixed receiver interest rate swaps	4,236	3,622
Futures	145	2,284
Credit default swaps	406	—
Forwards	4	—
Total financial derivatives–assets, at fair value	48,010	74,279
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(2,063)	(13)
TBA securities sale contracts	(105)	(1,863)
Fixed payer interest rate swaps	(5,709)	(4,182)
Fixed receiver interest rate swaps	(183)	(576)
Futures	(161)	(63)
Credit default swaps	(1,607)	(632)
Forwards	(28)	—
Total financial derivatives–liabilities, at fair value	(9,856)	(7,329)
Total	$38,154	$66,950
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
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of September 30, 2024 and December 31, 2023. We had no other borrowings outstanding.

	September 30, 2024			December 31, 2023
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)			(In thousands)
30 days or less	$450,604	5.34%	15	$713,678	5.56%	17
31-60 days	18,430	6.14	53	6,131	6.69	46
61-90 days	747	5.76	71	9,734	6.47	67
91-120 days	17,140	5.45	93	—	—	—
Total	$486,921	5.37%	20	$729,543	5.58%	17
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of September 30, 2024 and December 31, 2023, our total debt-to-equity ratio was 2.5:1 and 5.4:1, respectively. Collateral transferred with respect to our outstanding repo borrowings, including net cash collateral posted or (received), had an aggregate fair value of $0.5 billion and $0.8 billion, as of September 30, 2024 and December 31, 2023, respectively. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets conditions, and the timing of security purchase and sale transactions.

Shareholders' Equity
As of September 30, 2024, our shareholders' equity increased to $191.6 million from $136.2 million as of December 31, 2023. This increase principally consisted of net proceeds from the issuance of shares of $62.5 million and a net gain of $8.6 million, partially offset by dividends declared of $16.1 million. As of September 30, 2024, our book value per share was $6.85, as compared to $7.32 as of December 31, 2023.
Results of Operations
The following table summarizes our results of operations for the three- and nine-month periods ended September 30, 2024 and 2023:

	Three-Month Period Ended		Nine-Month Period Ended
(In thousands except for per share amounts)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest Income (Expense)
Interest income	$12,504	$11,253	$37,014	$30,661
Interest expense	(7,752)	(12,349)	(28,087)	(33,745)
Net interest income (expense)	4,752	(1,096)	8,927	(3,084)
Expenses
Management fees to affiliate	721	420	1,809	1,292
Other operating expenses	2,004	936	4,706	2,869
Total expenses	2,725	1,356	6,515	4,161
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	14,680	(35,396)	(189)	(35,934)
Net realized and change in net unrealized gains (losses) on financial derivatives	(11,389)	26,428	6,485	35,299
Other, net	590	—	574	—
Total Other Income (Loss)	3,881	(8,968)	6,870	(635)
Net Income (Loss) before income taxes	5,908	(11,420)	9,282	(7,880)
Income tax expense (benefit)	463	—	691	—
Net Income (Loss)	$5,445	$(11,420)	$8,591	$(7,880)
Net Income (Loss) Per Common Share	$0.21	$(0.75)	$0.39	$(0.55)
Results of Operations for the Three-Month Periods Ended September 30, 2024 and 2023
Net Income (Loss)
Net income (loss) for the three-month period ended September 30, 2024 was $5.4 million, as compared to $(11.4) million for the three-month period ended September 30, 2023. The period-over-period change in our results of operations was primarily due to total other income and positive net interest income in the current period as compared to total other loss and negative net interest income in the prior period, partially offset by an increase in total expenses.
Interest Income
Our portfolio as of both September 30, 2024 and 2023 consisted primarily of Agency RMBS, non-Agency RMBS, and CLO investments. Before interest expense, we earned approximately $11.7 million and $10.4 million in interest income on these securities for the three-month periods ended September 30, 2024 and 2023, respectively. The period-over-period increase in interest income was driven by higher asset yields in both our Agency and credit portfolios, along with significantly higher average holdings in our credit portfolio which have a significantly higher yield relative to our Agency portfolio.
The Catch-up Amortization Adjustment causes variability in our interest income and portfolio yields. For the three-month period ended September 30, 2024 and 2023, we had a positive Catch-up Amortization Adjustment of approximately $0.2 million and $46 thousand, respectively, which increased interest income. Excluding the Catch-up Amortization Adjustments, the weighted average yield of our overall portfolio was 7.21% and 4.25% for the three-month periods ended September 30, 2024 and 2023, respectively.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended September 30, 2024 and 2023:

	Agency(1)			Credit(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended September 30, 2024	$6,869	$520,009	5.28%	$4,861	$121,707	15.98%	$11,730	$641,716	7.31%
Three-month period ended September 30, 2023	$9,791	$951,952	4.11%	$601	$21,397	11.24%	$10,392	$973,349	4.27%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin), long U.S. Treasury securities, and reverse repurchase agreements.
Interest Expense
For the three-month periods ended September 30, 2024 and 2023, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the three-month periods ended September 30, 2024 and 2023 was $7.8 million and $12.3 million, respectively, which primarily consisted of interest expense on our repo borrowings. The period-over-period decrease in total interest expense primarily resulted from lower overall borrowings driven by growth of the CLO portfolio, which carries significantly less leverage compared to Agency RMBS. However, the growth in our CLO portfolio also contributed to an increase in our average cost of funds, which partially offset the decline in interest expense, as our CLO portfolio has higher borrowing costs compared to our Agency RMBS portfolio.
The following table provides details of our borrowings under repurchase agreements for the three-months period ended September 30, 2024 and 2023:

	Three-Month Period Ended September 30, 2024			Three-Month Period Ended September 30, 2023
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average Borrowed Funds	Interest Expense	Average Cost of Funds
($ In thousands)
Repurchase Agreements:
Credit:
CLO	$31,961	$505	6.29%	$—	$—	—%
Non-Agency RMBS	7,701	132	6.80%	15,409	265	6.81%
Total Credit	39,662	637	6.39%	15,409	265	6.81%
Agency RMBS	477,998	6,641	5.53%	851,942	11,724	5.46%
Subtotal(1)	517,660	7,278	5.59%	867,351	11,989	5.48%
U.S. Treasury securities	8,478	112	5.24%	10,269	139	5.37%
Total	$526,138	$7,390	5.59%	$877,620	$12,128	5.48%
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

The following table details the components of our adjusted cost of funds(1)(2) for the three-month periods ended September 30, 2024 and 2023:

	Three-Month Period Ended September 30, 2024			Three-Month Period Ended September 30, 2023
($ In thousands)	Average Borrowed Funds(3)	Interest Expense (Benefit)	Average Cost of Funds	Average Borrowed Funds(3)	Interest Expense (Benefit)	Average Cost of Funds
Repurchase Agreements:
Credit:
CLO	$31,961	$505	6.29%	$—	$—	—%
Non-Agency RMBS	7,701	132	6.80%	15,409	265	6.81%
Total Credit	39,662	637	6.39%	15,409	265	6.81%
Agency RMBS	477,998	6,641	5.53%	851,942	11,724	5.46%
Subtotal(4)	517,660	7,278	5.59%	867,351	11,989	5.48%
Adjustments:
Net interest (income) expense related to U.S. Treasury securities(5)		6	—%		4	—%
Net periodic expense (benefit) paid or payable on interest rate swaps		(4,691)	(3.60)%		(5,709)	(2.61)%
Total Adjusted Cost of Funds	$517,660	$2,593	1.99%	$867,351	$6,284	2.87%
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
For the three-month period ended September 30, 2024, the weighted average yield on our Agency RMBS and credit portfolios excluding the impact of the Catch-up Amortization Adjustment was 7.21%, while our total adjusted average cost of funds, including interest rate swaps and net short U.S. Treasury securities, was 1.99%, resulting in a net interest margin of 5.22%. By comparison, for the three-month period ended September 30, 2023, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Amortization Adjustment was 4.25%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 2.87%, resulting in a net interest margin of 1.38%.
Management Fees
For the three-month periods ended September 30, 2024 and 2023, our management fee expense was approximately $0.7 million and $0.4 million, respectively. Management fees are calculated based on our shareholders' equity at the end of each quarter. The increase in management fee expense period over period was driven by higher shareholders' equity as of September 30, 2024.
Other Operating Expenses
Other operating expenses, as presented above, include professional fees, compensation expense, insurance expense, and various other operating expenses included on the Consolidated Statement of Operations incurred in connection with the operation of our business. For the three-month periods ended September 30, 2024 and 2023, our other operating expenses were approximately $2.0 million and $0.9 million, respectively. The increase in other operating expenses for the three-month period ended September 30, 2024 was primarily due to increases in professional fees, compensation expense, and other operating expenses related to the strategic transformation.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the three-month period ended September 30, 2024, Other income (loss) was $3.9 million, consisting primarily of net realized and unrealized gains of $14.7 million on our securities, which were partially offset by net realized and unrealized losses of $(11.4) million on our financial derivatives. Net realized and unrealized gains of $14.7 million on our securities consisted primarily of net realized and unrealized gains of $15.5 million on our Agency RMBS and $0.5 million on our non-Agency RMBS, partially offset by the net realized and unrealized losses of $(0.8) million on our corporate CLOs and $(0.5)

million on our U.S. Treasury securities. The net gain on our securities was primarily due to higher Agency RMBS prices quarter over quarter driven by lower interest rates, and to a lesser degree by tighter yield spreads, and in the case of our non-Agency RMBS, realized gains associated with several profitable sales. Net realized and unrealized losses of $(11.4) million on our financial derivatives consisted of net realized and unrealized losses of $(17.5) million on our interest rate swaps, $(0.5) million on our Euro FX futures, and $(0.2) million on our credit default swaps, partially offset primarily by net realized and unrealized gains of $3.9 million on our TBAs, and $3.0 million on our U.S. Treasury futures. The net loss on our financial derivatives was primarily the result of lower interest rates during the quarter.
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
Income Tax Expense (Benefit)
For the three-month period ended September 30, 2024, income tax expense (benefit) was $0.5 million. No such expense (benefit) was recorded for the three-month period ended September 30, 2023, during which time the Company was operating as a REIT and generally not subject to corporate income tax.
Results of Operations for the Nine-Month Periods Ended September 30, 2024 and 2023
Net Income (Loss)
Net income (loss) for the nine-month period ended September 30, 2024 was $8.6 million, as compared to $(7.9) million for the nine-month period ended September 30, 2023. The period-over-period change in our results of operations was primarily due positive net interest income and total other income in the current period, as compared to negative net interest income and total other loss in the prior period, partially offset by an increase in total expenses.
Interest Income
Our portfolio as of both September 30, 2024 and 2023 consisted of Agency RMBS and non-Agency RMBS, and CLO investments. Before interest expense, we earned approximately $33.3 million and $28.5 million in interest income on these securities for the nine-month periods ended September 30, 2024 and 2023, respectively. The period-over-period increase in interest income was driven by higher asset yields in both our Agency and credit portfolios, along with significantly higher average holdings in our credit portfolio which have a significantly higher yield relative to our Agency portfolio.
The Catch-up Amortization Adjustment causes variability in our interest income and portfolio yields. For the nine-month periods ended September 30, 2024 and 2023, we had a negative Catch-up Amortization Adjustments of approximately $(0.5) million and $(0.6) million, respectively, which decreased interest income. Excluding the Catch-up Amortization Adjustments, the weighted average yield of our overall portfolio was 6.29% and 3.95% for the nine-month periods ended September 30, 2024 and 2023, respectively.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the nine-month periods ended September 30, 2024 and 2023:

	Agency(1)			Credit(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Nine-month period ended September 30, 2024	$22,610	$635,144	4.75%	$10,717	$81,972	17.43%	$33,327	$717,116	6.20%
Nine-month period ended September 30, 2023	$26,722	$960,901	3.71%	$1,783	$21,391	11.11%	$28,505	$982,292	3.87%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin), long U.S. Treasury securities, and reverse repurchase agreements.

Interest Expense
For the nine-month periods ended September 30, 2024 and 2023, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the nine-month periods ended September 30, 2024 and 2023 was $28.1 million and $33.7 million, respectively, which primarily consisted of interest expense on our repo borrowings. The period-over-period decrease in total interest expense primarily resulted from lower overall borrowings driven by growth of the CLO portfolio, which carries significantly less leverage compared to Agency RMBS. The decline in our total interest expense was partially offset by higher financing costs stemming from the rise in short-term interest rates. In addition, the growth in our CLO portfolio also contributed to an increase in our average cost of funds, which partially offset the decline in interest expense, as our CLO portfolio has higher borrowing costs compared to our Agency RMBS portfolio.
The following table provides details of our borrowings under repurchase agreements for the nine-months period ended September 30, 2024 and 2023:

	Nine-Month Period Ended September 30, 2024			Nine-Month Period Ended September 30, 2023
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average Borrowed Funds	Interest Expense	Average Cost of Funds
($ In thousands)
Repurchase Agreements:
Credit:
CLO	$19,147	$923	6.44%	$—	$—	—%
Non-Agency RMBS	11,515	588	6.82%	14,696	706	6.42%
Total Credit	30,662	1,511	6.58%	14,696	706	6.42%
Agency RMBS	574,933	23,906	5.55%	853,690	32,135	5.03%
Subtotal(1)	605,595	25,417	5.61%	868,386	32,841	5.06%
U.S. Treasury securities	23,612	964	5.46%	10,091	383	5.08%
Total	$629,207	$26,381	5.60%	$878,477	$33,224	5.06%
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

The following table details the components of our adjusted cost of funds(1)(2) for the nine-month periods ended September 30, 2024 and 2023:

	Nine-Month Period Ended September 30, 2024			Nine-Month Period Ended September 30, 2023
($ In thousands)	Average Borrowed Funds(3)	Interest Expense (Benefit)	Average Cost of Funds	Average Borrowed Funds(3)	Interest Expense (Benefit)	Average Cost of Funds
Repurchase Agreements:
Credit:
CLO	$19,147	$923	6.44%	$—	$—	—%
Non-Agency RMBS	11,515	588	6.82%	14,696	706	6.42%
Total Credit	30,662	1,511	6.58%	14,696	706	6.42%
Agency RMBS	574,933	23,906	5.55%	853,690	32,135	5.03%
Subtotal(4)	605,595	25,417	5.61%	868,386	32,841	5.06%
Adjustments:
Net interest (income) expense related to U.S. Treasury securities(5)		103	0.02%		(14)	—%
Net periodic expense (benefit) paid or payable on interest rate swaps		(15,705)	(3.46)%		(14,970)	(2.30)%
Total Adjusted Cost of Funds	$605,595	$9,815	2.17%	$868,386	$17,857	2.76%
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
For the nine-month period ended September 30, 2024, the weighted average yield on our Agency RMBS and credit portfolios excluding the impact of the Catch-up Amortization Adjustment was 6.29%, while our total adjusted average cost of funds, including interest rate swaps and net short U.S. Treasury securities, was 2.17%, resulting in a net interest margin of 4.12%. By comparison, for the nine-month period ended September 30, 2023, the weighted average yield of our portfolio of Agency and non-Agency RMBS excluding the impact of the Catch-up Amortization Adjustment was 3.95%, while our total adjusted average cost of funds, including interest rate swaps and short U.S. Treasury securities, was 2.76%, resulting in a net interest margin of 1.19%.
Management Fees
For the nine-month periods ended September 30, 2024 and 2023, our management fee expense was approximately $1.8 million and $1.3 million, respectively. Management fees are calculated based on our shareholders' equity at the end of each quarter. The increase in the management fee period over period was driven by higher shareholders' equity during the nine-month period ended September 30, 2024.
Other Operating Expenses
Other operating expenses, as presented above, includes professional fees, compensation expense, insurance expense, and various other operating expenses included on the Consolidated Statement of Operations incurred in connection with the operation of our business. For the nine-month periods ended September 30, 2024 and 2023, our other operating expenses were approximately $4.7 million and $2.9 million, respectively. The increase in other operating expenses for the nine-month period ended September 30, 2024 was primarily due to increases in professional fees, compensation expense, and other operating expenses related to the strategic transformation.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the nine-month period ended September 30, 2024, Other income (loss) was $6.9 million, consisting primarily of net realized and unrealized gains of $6.5 million on our financial derivatives, which were partially offset by net realized and unrealized losses of $(0.2) million on our securities. Net realized and unrealized gains of $6.5 million on our financial derivatives consisted of net realized and unrealized gains of $3.6 million on our TBAs, $3.3 million on our interest rate swaps, and $0.5 million on our U.S. Treasury futures, partially offset by net realized and unrealized losses of $(0.5) million on our credit default swaps and $(0.4) million on our Euro FX futures. The net gain on our financial derivatives was primarily the result of rising interest rates during the first half of 2024, partially offset by net losses in the third quarter driven by declining interest rates. Net realized and unrealized losses of $(0.2) million on our securities consisted primarily of net realized and unrealized losses of $(1.8) million on our corporate CLOs, and $(0.2) million on our Agency RMBS, partially offset by net realized and unrealized gains of $1.8 million on our non-Agency RMBS, and $0.1 million on our U.S. Treasury securities.
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
Income Tax Expense (Benefit)
For the nine-month period ended September 30, 2024, income tax expense (benefit) was $0.7 million. No such expense was recorded for the nine-month period ended September 30, 2023, during which time the Company was operating as a REIT and generally not subject to corporate income tax.
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

The following table reconciles, for the three- and nine-month periods ended September 30, 2024 and 2023, Adjusted Distributable Earnings to the line on the Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure:

	Three-Month Period Ended		Nine-Month Period Ended
(In thousands except for share amounts and per share amounts)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net Income (Loss)	$5,445	$(11,420)	$8,591	$(7,880)
Income tax expense (benefit)	463	—	691	—
Net Income (Loss) before income taxes	$5,908	$(11,420)	$9,282	$(7,880)
Adjustments:
Net realized (gains) losses on securities	1,377	19,572	19,186	46,278
Change in net unrealized (gains) losses on securities	(16,057)	15,824	(18,997)	(10,344)
Net realized (gains) losses on financial derivatives	(23,885)	(1,152)	(33,910)	(27,122)
Change in net unrealized (gains) losses on financial derivatives	35,274	(25,276)	27,425	(8,177)
Net realized gains (losses) on periodic settlements of interest rate swaps	6,969	796	22,306	6,507
Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	(2,278)	4,913	(6,601)	8,463
Strategic Transformation costs and other adjustments(1)	106	28	645	88
Negative (positive) component of interest income represented by Catch-up Amortization Adjustment	(173)	(46)	491	629
Subtotal	1,333	14,659	10,545	16,322
Adjusted Distributable Earnings	$7,241	$3,239	$19,827	$8,442
Weighted Average Shares Outstanding	25,591,607	15,199,837	21,845,083	14,273,071
Adjusted Distributable Earnings Per Share	$0.28	$0.21	$0.91	$0.59
(1)For the three-month period ended September 30, 2024, includes $0.7 million of expenses incurred primarily in connection with our strategic transformation and $(0.6) million of net realized and unrealized (gains) losses on foreign currency translation, which is included in Other, net on the Consolidated Statement of Operations. For the nine-month period ended September 30, 2024, includes $1.2 million of expenses incurred primarily in connection with our strategic transformation and $(0.6) million of net realized and unrealized (gains) losses on foreign currency translation. For the three- and nine-month periods ended September 30, 2023, includes $28 thousand and $0.1 million, respectively, of non-recurring transaction-related expenses.
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
As of September 30, 2024 and December 31, 2023, we had $486.9 million and $729.5 million outstanding under our repurchase agreements, respectively. As of September 30, 2024, our outstanding repurchase agreements were with 18 counterparties.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of September 30, 2024 and December 31, 2023, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 8.6% and 5.7%, respectively.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
September 30, 2024	$486,921	$526,138	$542,365
June 30, 2024(1)	578,503	687,433	700,152
March 31, 2024	683,171	675,226	683,171
December 31, 2023	729,543	781,615	787,217
September 30, 2023	811,180	877,620	900,511
June 30, 2023	875,030	880,957	883,043
March 31, 2023	875,670	876,846	897,629
December 31, 2022	842,455	899,752	881,401
September 30, 2022	938,046	928,942	940,321
June 30, 2022	950,339	1,070,229	1,087,826
March 31, 2022	1,211,163	1,133,738	1,211,163
December 31, 2021	1,064,835	1,068,384	1,088,712
(1)During this quarter, our borrowings decreased as we continue to transition our portfolio, in connection with our strategic transformation, out of highly leveraged positions such as Agency RMBS to a higher concentration of CLOs, which are typically leveraged at lower levels.
As of September 30, 2024, we had an aggregate amount at risk under our repurchase agreements with 19 counterparties of $43.3 million. As of December 31, 2023, we had an aggregate amount at risk under our repurchase agreements with 19 counterparties of $50.1 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. If the amounts outstanding under repurchase agreements with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk under our repurchase agreements as of September 30, 2024 and December 31, 2023 does not include $2.3 million and $0.5 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of September 30, 2024, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with three counterparties of approximately $23.6 million. As of December 31, 2023, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with three counterparties of approximately $26.0 million. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of September 30, 2024, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with three counterparties of approximately $2.7 million. As of December 31, 2023, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $1.7 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling contracts plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
As of September 30, 2024, we had cash and cash equivalents of $25.7 million.
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
Nine-Month Period Ended September 30, 2024:

Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
	(In thousands)
$0.08	$2,237	September 9, 2024	September 30, 2024	October 25, 2024
0.08	2,160	August 7, 2024	August 30, 2024	September 25, 2024
0.08	2,026	July 8, 2024	July 31, 2024	August 26, 2024
0.08	1,691	June 10, 2024	June 28, 2024	July 25, 2024
0.08	1,638	May 7, 2024	May 31, 2024	June 25, 2024
0.08	1,610	April 8, 2024	April 30, 2024	May 28, 2024
0.08	1,586	March 7, 2024	March 29, 2024	April 25, 2024
0.08	1,586	February 7, 2024	February 29, 2024	March 25, 2024
0.08	1,585	January 8, 2024	January 31, 2024	February 26, 2024
Nine-Month Period Ended September 30, 2023:

Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
	(In thousands)
$0.08	$1,270	September 7, 2023	September 29, 2023	October 25, 2023
0.08	1,258	August 7, 2023	August 31, 2023	September 25, 2023
0.08	1,209	July 10, 2023	July 31, 2023	August 25, 2023
0.08	1,150	June 7, 2023	June 30, 2023	July 25, 2023
0.08	1,115	May 8, 2023	May 31, 2023	June 26, 2023
0.08	1,106	April 10, 2023	April 28, 2023	May 25, 2023
0.08	1,106	March 7, 2023	March 31, 2023	April 25, 2023
0.08	1,103	February 7, 2023	February 28, 2023	March 27, 2023
0.08	1,096	January 9, 2023	January 31, 2023	February 27, 2023
On October 7, 2024, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on November 25, 2024 to shareholders of record as of October 31, 2024.
On November 7, 2024, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on December 26, 2024 to shareholders of record as of November 29, 2024.
At those times when cash flows from our operating activities are insufficient to fund our dividend payments, we fund such dividend payments through cash flows from our investing and/or financing activities, and in some cases from additional cash on hand. The following paragraphs summarize our cash flows for the nine-month periods ended September 30, 2024 and 2023.

For the nine-month period ended September 30, 2024, our operating activities provided net cash of $4.7 million and our investing activities provided net cash of $190.4 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) used net cash of $255.3 million. Thus our operating and investing activities, when combined with such net financing activities, used net cash of $60.2 million. We also received proceeds from the issuance of common shares, net of commissions and offering costs paid of $62.8 million and we used $15.4 million to pay dividends. As a result of these activities, there was a decrease in our holdings of cash and cash equivalents of $12.8 million, from $38.5 million as of December 31, 2023 to $25.7 million as of September 30, 2024.
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
We have implemented an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents. On November 14, 2023, we implemented an “at the market” offering program, or the "2023 ATM program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $100.0 million of common shares from time to time. During the three-month period ended September 30, 2024, we issued 6,775,281 common shares which provided $46.1 million of net proceeds after $0.4 million of commissions and $0.4 million of offering costs. During the nine-month period ended September 30, 2024, we issued 9,308,793 common shares which provided $62.5 million of net proceeds after $0.5 million of commissions and $0.5 million of offering costs. As of September 30, 2024, we had $22.4 million of common shares available to be issued remaining under the 2023 ATM program. Subsequent to September 30, 2024, we have issued 832,200 common shares; as of November 12, 2024, we had approximately $16.7 million of common shares available to be issued remaining under the 2023 ATM program.
On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. Under the current repurchase program adopted on June 13, 2018, we have repurchased 474,192 common shares through November 8, 2024 at an average price per share of $9.21 and an aggregate cost of $4.4 million, and have authorization to repurchase an additional 725,808 common shares. We did not purchase any shares under this program during the three- or nine-month periods ended September 30, 2024 and 2023.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both September 30, 2024 and December 31, 2023, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of September 30, 2024, we had $486.9 million of outstanding borrowings with 18 counterparties.
Off-Balance Sheet Arrangements
As of September 30, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
Inflation
Virtually all of our assets and liabilities are interest rate-sensitive in nature to varying degrees. As a result, interest rates and other factors generally influence our performance more than does inflation. Our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.
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
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS and CLOs, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of September 30, 2024, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

($ In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, and CMBS excluding TBAs	$5,489	2.86%	$9,310	4.86%	$(7,157)	(3.73)%	$(15,983)	(8.34)%
Long TBAs	7,766	4.05%	14,793	7.72%	(8,505)	(4.44)%	(17,748)	(9.26)%
Short TBAs	(2,046)	(1.07)%	(3,380)	(1.76)%	2,757	1.44%	6,225	3.25%
Non-Agency RMBS	108	0.06%	227	0.12%	(98)	(0.05)%	(187)	(0.10)%
CLOs	1,142	0.60%	2,298	1.20%	(1,127)	(0.59)%	(2,238)	(1.17)%
U.S. Treasury Securities, Interest Rate Swaps, Options, and Futures	(12,454)	(6.50)%	(25,491)	(13.30)%	11,873	6.20%	23,165	12.09%
Corporate Securities and Derivatives on Corporate Securities	(15)	(0.01)%	(29)	(0.02)%	15	0.01%	29	0.02%
Repurchase and Reverse Repurchase Agreements	(106)	(0.06)%	(212)	(0.11)%	106	0.06%	212	0.11%
Total	$(116)	(0.07)%	$(2,484)	(1.29)%	$(2,136)	(1.10)%	$(6,525)	(3.40)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same instruments. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our September 30, 2024 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 12, 2024 (the "Form 10-K"), in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 15, 2024 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed with the SEC on August 14, 2024. See also "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

ELLINGTON CREDIT COMPANY
Date:	November 14, 2024	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON CREDIT COMPANY
Date:	November 14, 2024	By:	/s/ CHRIS SMERNOFF
Christopher Smernoff Chief Financial Officer (Principal Financial and Accounting Officer)