Form 10-K
period 2024-12-31
Ellington Credit Co
filed 2025-03-31
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common shares held by non-affiliates was $143,832,683 based on the closing price as reported by the New York Stock Exchange on that date.
Number of the Registrant's common shares outstanding as of March 28, 2025: 37,559,195
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement with respect to its 2025 Annual Meeting of Shareholders to be filed not later than April 30, 2025 are incorporated by reference into Part III hereof as noted therein.

ELLINGTON CREDIT COMPANY

PART I—FINANCIAL INFORMATION
Item 1. Business
Except where the context suggests otherwise references in this Annual Report on Form 10-K to "we," "us," and "our" refer to Ellington Credit Company (formerly Ellington Residential Mortgage REIT) and its consolidated subsidiaries, including Ellington Residential Mortgage LP, our operating partnership subsidiary, which we refer to as our "Operating Partnership." We hold all of our assets and conduct all of our operations through our Operating Partnership. "Manager" refers to Ellington Credit Company Management LLC, our external manager, and "Ellington" refers to Ellington Management Group, L.L.C. and its affiliated investment advisory firms, including our Manager. In certain instances, references to our Manager and services to be provided to us by our Manager may also include services provided by Ellington and its other affiliates from time to time. References to "Blackstone" mean The Blackstone Group Inc. The "Blackstone Funds" means the group of funds that are managed by an affiliate of Blackstone and that, together with Ellington, constituted our original group of investors.
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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account information currently available to us. These beliefs, assumptions, and expectations are subject to numerous risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements or from our beliefs, expectations, estimates and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. The following factors are examples of those that could cause actual results to vary from those stated or implied by our forward-looking statements: changes in interest rates and the market value of our securities or our investments; our use of and dependence on leverage; future changes with respect to the Federal National Mortgage Association, or "Fannie Mae," and Federal Home Loan Mortgage Corporation, or "Freddie Mac," and related events, including the lack of certainty as to the future roles of these entities and the U.S. Government in the mortgage market and changes to legislation and regulations affecting these entities; market volatility; our ability to pivot our investment strategy to focus on CLOs; a deterioration in the CLO market; our ability to utilize our U.S. federal and state net operating losses, or "NOLs"; our ability to convert to a closed-end fund/regulated investment company; our ability to exit investments in a timely and cost-effective manner; changes in our investment objectives and strategy; changes in the prepayment rates on the mortgage loans underlying the securities we own; changes in rates of default and/or recovery rates; our ability to borrow to finance our assets and the available terms for such borrowings; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "1940 Act," and following our conversion to a closed-end fund/regulated investment company, our ability to qualify as an investment company under the 1940 Act; risks associated with investing in real estate assets, including changes in business conditions; and other changes in markets conditions and trends, such as changes to fiscal or monetary policy, heightened inflation, slower growth or recession, and currency fluctuations. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of this Annual Report on Form 10-K, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Our Company
Ellington Credit Company (formerly Ellington Residential Mortgage REIT) is a Maryland company that was formed in August 2012 through a strategic venture among affiliates of Ellington, an investment management firm and registered investment adviser with a 30-year investment history, and the Blackstone Funds. We historically specialized in acquiring, investing in, and managing residential mortgage- and real estate-related assets, and elected to be taxed as a real estate investment trust, or "REIT," under the Internal Revenue Code of 1986, as amended (the "Code").
On March 29, 2024, our Board of Trustees approved a strategic transformation, the "CLO Strategic Transformation," of our investment strategy to focus on corporate collateralized loan obligations, or "CLOs." In connection with the CLO Strategic

Transformation, we revoked our election to be taxed as a REIT for tax year 2024, rebranded as Ellington Credit Company, and began operating as a taxable C-Corp. As a taxable C-Corp, we conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. This includes holding a core portfolio of liquid Agency MBS pools in order to maintain our exemption from the 1940 Act. During this time, we also plan to take advantage of our significant existing net operating loss carryforwards to offset the majority of our U.S. federal taxable income.
On April 1, 2025, we intend to convert to a Delaware closed-end fund registered under the 1940 Act that will elect to be treated as a regulated investment company (a "RIC") under the Code (such actions, collectively, the "Conversion"). We obtained shareholder approval of certain matters related to the Conversion at a special meeting of shareholders held on January 17, 2025 (the "Special Meeting"). In conjunction with the Conversion, we intend to liquidate the vast majority of our remaining mortgage- and real estate-related assets and, upon the effectiveness of the Conversion, we intend to operate so as to qualify to be taxed as a RIC under subchapter M of the Code. After the Conversion, we would generally not be subject to corporate tax.
Our primary objective is to generate attractive current yields and risk-adjusted total returns for our shareholders by making investments that we believe compensate us appropriately for the associated risks. Following the CLO Strategic Transformation, we now seek to attain this objective by constructing and actively managing a portfolio of corporate CLOs, primarily mezzanine debt and equity tranches, which are typically collateralized by portfolios consisting primarily of below-investment-grade senior secured loans with a large number of discrete underlying borrowers across various industry sectors. CLOs are a form of asset-backed security collateralized by syndicated corporate loans which receive interest and principal cash flows from these underlying loans. Senior debt tranches are paid first, then mezzanine debt tranches, and finally, equity. Additionally, we may also invest in CLO loan accumulation facilities, which are entities that acquire corporate loans and other similar corporate credit-related assets in anticipation of ultimately collateralizing a CLO transaction, as well as other related assets.
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
Our Manager is responsible for administering our business activities and day-to-day operations and, pursuant to a services agreement between our Manager and Ellington, relies on the resources of Ellington to support our operations. Ellington has well-established portfolio management resources for each of our targeted asset classes and an established infrastructure supporting those resources. Through our relationship with our Manager, we benefit from Ellington's highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community, financial and capital structuring skills, investment surveillance capabilities, and operational expertise. Ellington's analytic approach to the RMBS investment process involves collection of substantial amounts of data regarding historical performance of RMBS collateral and RMBS market transactions. Ellington’s approach to the CLO investment process is similar, with the analysis of CLO investments driven by models underpinned by substantial amounts of historical data on corporate loan and CLO performance including default, loss, recovery, and prepayment rates, as well as historical price action. Ellington analyzes this data to identify possible relationships and trends and develops financial models used to support our investment and risk management process. In addition, throughout Ellington's 30-year history of investing in RMBS and related derivatives and 12-year history of investing in corporate CLOs, it has developed strong relationships with a wide range of dealers and other market participants that provide Ellington access to a broad range of trading opportunities and market information. As a result, Ellington provides us with access to a wide variety of asset acquisition and disposition opportunities and information that assist us in making asset management decisions across our targeted asset classes, which we believe provides us with a significant competitive advantage. We also benefit from Ellington's finance, accounting, operational, legal, compliance, and administrative functions.
As of December 31, 2024, Ellington had over 160 employees and had assets under management of approximately $13.7 billion, of which (i) approximately $7.4 billion consisted of our company, as well as Ellington Financial Inc., a Delaware corporation that elected to be taxed as a REIT listed on the New York Stock Exchange, or the "NYSE," under the ticker "EFC,"

and various hedge funds and other alternative investment vehicles that employ financial leverage, and (ii) approximately $6.2 billion consisted of accounts that do not employ financial leverage.
Our Strategy
We intend to capitalize on current market opportunities by utilizing an opportunistic strategy that we believe will enable us to generate attractive current yields and risk-adjusted total returns for our shareholders. In particular, our strategy consists of:
•utilizing an investment model that focuses on security selection and allocates capital to assets that balance a range of corporate- and mortgage-related risks;
•acquiring and managing a portfolio of corporate CLOs, with an emphasis on CLO mezzanine debt and equity tranches, and related investments;
•actively managing an investment portfolio of Agency RMBS in order to maintain our exclusion from registration under the 1940 Act, prior to the Conversion becoming effective;
•opportunistically mitigating our interest rate, prepayment, and, to a lesser extent, credit risks, by using a variety of hedging instruments.
Our strategy is adaptable to changing market environments, subject to compliance with the tests that will enable us to maintain our exclusion from registration as an investment company under the 1940 Act until the Conversion is complete. As a result, although we intend to focus on the acquisition and management primarily of CLOs, along with Agency MBS prior to our Conversion, our acquisition and management decisions will depend on prevailing market conditions and our targeted asset classes may vary over time in response to market conditions. Our Manager is authorized to follow very broad investment guidelines and, as a result, we cannot predict our portfolio composition. We may change our strategy and policies without a vote of our shareholders. Moreover, although our independent trustees may periodically review our investment guidelines and our portfolio, they generally do not review our proposed asset acquisitions or asset management decisions.
Our investment philosophy primarily revolves around the pursuit of value across various types of CLO debt, CLO equity, MBS, and related assets. Within these sectors, we seek to make investments across a wide range of subsectors without any restriction as to ratings, structure, or position in the capital structure. Over time and through market cycles, opportunities will present themselves in varying subsectors and in varying forms. By rotating between and allocating among various strategies and adjusting the extent to which we hedge interest rate, prepayment, and credit risks, we believe that we will be able to capitalize on the disparities between these subsectors as well as on overall trends in the marketplace, and therefore provide better and more consistent returns. Disparities between targeted sectors vary from time to time and are driven by a combination of factors. For example, as various CLO debt, CLO equity, and MBS sectors fall in and out of favor, the relative yields that the market demands for those sectors may vary. In addition, our performance projections for certain sectors may differ from those of other market participants and such disparities will naturally cause us, from time to time, to gravitate towards certain sectors and away from others. Disparities between CLO debt, CLO equity, and MBS sectors and individual securities within such sectors may also be driven by differences in collateral performance, in servicer or collateral manager behavior and in the structure of particular investments (for example, in the timing of cash flows), and we may believe that other market participants are overestimating or underestimating the value of these differences. Furthermore, we believe that risk management, including opportunistic portfolio hedging and prudent financing and liquidity management, is essential for consistent generation of attractive current yields and risk-adjusted total returns.
Ellington's continued emphasis on and development of proprietary credit, MBS, interest rate, and prepayment models, as well as other proprietary research and analytics, underscores the importance it places on a disciplined and analytical approach to fixed income investing, especially in CLOs and MBS. Our Manager uses Ellington's proprietary models to identify attractive assets, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our interest rate risk and yield spread risk, hedge our prepayment risk, and hedge our credit risk. We leverage these skills and resources for purposes of attaining our objectives.
We believe that our Manager is uniquely qualified to implement our strategy. Our strategy is consistent with Ellington's investment approach, which is based on its distinctive strengths in sourcing, analyzing, trading, and hedging for complex CLO, MBS and other mortgage- and non-mortgage-related products. Furthermore, we believe that Ellington's extensive experience in buying, selling, analyzing, and structuring fixed income securities, coupled with its broad access to market information and trading flows, provides us with a steady flow of opportunities to acquire assets with favorable trade executions.

Our Targeted Assets

Asset Class		Principal Assets
CLOs and Related Investments	.	Collateralized loan obligation debt and equity tranches, or "CLOs."
	.	CLO warehouse facilities, otherwise known as loan accumulation facilities ("LAFs"); and
	.	Corporate debt and equity.
Agency RMBS	.	Agency RMBS collateralized by fixed rate mortgage loans, adjustable rate mortgage loans, or "ARMs," or hybrid mortgage loans, reverse mortgages, or derivatives thereof, including:
. whole and partial pool mortgage pass-through certificates;
. Agency collateralized mortgage obligations, or "CMOs," including interest only securities, or "IOs," principal only securities, or "POs," inverse interest only securities, or "IIOs," and inverse floaters; and
. To-Be-Announced mortgage pass-through certificates, or "TBAs."
CLOs and Related Investments
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
We may also acquire corporate debt and equity assets, typically in conjunction with the liquidations of CLOs (whether CLOs in which we already hold investments, or other CLOs) as well as opportunistically on an outright basis. Corporate debt assets are financial instruments that constitute borrowings by corporations from investors. Examples of corporate debt assets include senior secured corporate loans, secured and unsecured corporate bonds, as well as other types of corporate loans. Corporate equity assets represent an ownership stake in a corporation. Examples of corporate equity assets include common equity, preferred equity, and warrants (which are derivatives that typically give holders the right, but not the obligation, to buy a company’s common equity at a predetermined price before a specified expiration date).
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
TBAs—In addition to investing in specific pools of Agency RMBS, we utilize forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are TBAs. Pursuant to these TBA transactions, we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. TBAs are generally liquid and have quoted market prices and represent the most actively traded class of RMBS. TBA trading is based on the assumption that mortgage pools that are eligible to be delivered at TBA settlement are fungible and thus the specific mortgage pools to be delivered do not need to be explicitly identified at the time a trade is initiated.

We engage in TBA transactions for purposes of managing interest rate risk associated with our liabilities under repurchase agreements, which we sometimes refer to herein as "repos." We also opportunistically engage in TBA transactions because we find them attractive in their own right, from a relative value perspective or otherwise. For accounting purposes, in accordance with generally accepted accounting principles in the United States of America, or "U.S. GAAP," we classify TBA transactions as derivatives.
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
Ellington has a focused investment team for each of our targeted asset classes. Each team evaluates acquisition opportunities consistent with our investment guidelines. Our asset acquisition process includes sourcing and screening of asset acquisition opportunities, credit analysis, due diligence, structuring, financing, and hedging, each as appropriate, to seek attractive current yields and total returns commensurate with our risk tolerance. We also screen and monitor potential asset acquisitions to determine their impact on maintaining our exclusion from registration as an investment company under the 1940 Act until the Conversion occurs.
Valuation of Assets
Our Manager's valuation committee directs our valuation process, which is also subject to the oversight of our independent trustees. See Note 2 of the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of our valuation process.
Risk Management
Risk management is a cornerstone of Ellington's portfolio management process. Ellington's risk management infrastructure system includes "ELLiN," a proprietary portfolio management system used by all departments at Ellington, including trading, research, risk management, finance, operations, accounting, and compliance. We benefit from Ellington's comprehensive risk management infrastructure and ongoing assessment of both portfolio and operational risks. In addition, we utilize derivatives and other hedging instruments to opportunistically manage our credit, interest rate and yield spread risk.
Credit Risk Hedging
We opportunistically enter into short credit positions using derivative instruments to protect against adverse credit events and/or spread widening risk with respect to our CLOs, or other assets, subject to maintaining our exemption from the 1940 Act prior to the Conversion. The derivative instruments that we use for credit hedging purposes may include contracts referencing the secured or unsecured debt or equity of certain corporations, as well as contracts referencing indices comprised of corporate debt and equity. We may also utilize tranches or option contracts on corporate credit or equity indices, as well as contracts referencing various MBS indices and other derivative instruments.
The composition and relative mix of our hedging instruments may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals.
Interest Rate Hedging
We opportunistically manage our interest rate risk by using various hedging strategies to mitigate such risks, subject to maintaining our exemption from the 1940 Act prior to the Conversion. The majority of our interest rate risk is associated with our Agency RMBS; CLOs are primarily backed by floating-rate loans and, as such, tend to have limited interest rate risk. The interest rate hedging instruments that we use and may use in the future include, without limitation:
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
Our Financing Strategies and Use of Leverage
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. As of December 31, 2024, all of our debt financings consisted of repos. In a repo, we sell an asset to a counterparty at a discounted value, or the "Loan Amount," and simultaneously agree to repurchase the same asset from such counterparty at a future date at a price equal to the Loan Amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repos are accounted for as collateralized borrowings. During the term of a repo, we generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our repos are often used to purchase the asset subject to the transaction, our financing arrangements do not restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our repo arrangements are typically documented under the standard form master repurchase agreement of the Securities Industry and Financial Markets Association, with the ability for both parties to request margin (i.e., to demand that the other party post additional collateral or repay a portion of the funds advanced) should the value of the underlying assets and posted collateral change. As the value of our collateral fluctuates, we and our repo counterparties are required to post additional margin collateral to each other from time to time as part of the normal course of our business. Our repo financing counterparties generally have the right, to varying degrees, to determine the value of the underlying collateral for margining purposes, subject to the terms and conditions of our agreement with the counterparty, including in certain cases our right to dispute the counterparty's valuation determination. As of December 31, 2024, we had approximately $563.0 million outstanding under repos with 14 counterparties, and given that we had approximately $193.7 million of shareholders' equity as of December 31, 2024, our debt-to-equity ratio was 2.9 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings.
We may utilize other types of borrowings in the future, including term facilities or other more complex financing structures. We also may raise capital by issuing debt, preferred or common shares, or depositary shares.
Our use of leverage, especially in order to increase the amount of assets supported by our capital base, may have the effect of increasing losses when these assets underperform. Our investment policies require no minimum or maximum leverage, and our Manager's investment and risk management committee has the discretion, without the need for further approval by our Board of Trustees, to change both our overall leverage and the leverage used for individual asset classes. Because our strategy is flexible, dynamic, and opportunistic, our overall leverage will vary over time. As a result, we do not have a targeted debt-to-equity ratio. Following the Conversion, we will be required to operate our business, including the way we finance our assets, to be in compliance with the rules and regulations of the 1940 Act.
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
In connection with the CLO Strategic Transformation, on June 25, 2024, our Board of Trustees unanimously approved the Sixth Amended and Restated Management Agreement (the "Management Agreement") where, in addition to carrying over the removal of certain provisions related to the maintenance of our REIT status (which had been made in a prior amendment to the management agreement), our Board of Trustees determined to more closely align the management fee arrangement between us and our Manager with the advisory fee structures of CLO-focused registered closed-end funds in light of the pending Conversion. The Management Agreement became effective on July 1, 2024, and replaced the previous management agreement.

Under the Management Agreement, our Manager remains subject to the direction and oversight of our Board of Trustees. Our Manager also remains responsible for, among other things:
•the selection, purchase, and sale of our portfolio investments;
•our financing and risk management activities;
•providing us with advisory services; and
•providing us with a management team, inclusive of a dedicated or partially dedicated Chief Financial Officer and appropriate support personnel as necessary.
Our Manager is also responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to the management, operation, and administration of our assets and liabilities, and business as may be appropriate. We believe that the base management fees and performance fees that we pay to our Manager, which are outlined below, are aligned with the advisory fee structures of CLO-focused registered closed-end funds.
At the Special Meeting, shareholders approved certain proposals related to the Conversion, including a new investment advisory agreement between us and our Manager (the "Investment Advisory Agreement") that would become effective upon the completion of the Conversion. Under the terms of the Investment Advisory Agreement, the Manager will receive a base management fee and a performance fee that are structurally identical to the fees specified by the current Management Agreement.
Base Management Fees, Performance Fees, and Reimbursement of Expenses
Base Management Fees
Under the Management Agreement, we pay our Manager a quarterly fee equal to 1.50% per annum of our Net Asset Value, which is equal to our total assets minus our total liabilities (the "Base Management Fee"), calculated and payable quarterly in arrears.
Performance Fees
In addition to the Base Management Fee, pursuant to the Management Agreement, we will pay our Manager a performance fee (the "Performance Fee"), calculated and payable quarterly in arrears based upon our Pre-Performance Fee Net Investment Income, with respect to each fiscal quarter. "Pre-Performance Fee Net Investment Income" for any fiscal quarter means, interest income (including accretions of discounts, amortization of premiums, and payment-in-kind income), dividend income, and any other income (including any fee income) earned or accrued by us during such fiscal quarter, minus our operating expenses for such quarter (which, for this purpose, will not include any litigation-related expenses, any extraordinary expenses, or Performance Fee). Pre-Performance Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of computing Pre-Performance Fee Net Investment Income, the calculation methodology will look through total return swaps as if we owned the referenced assets directly. As a result, Pre-Performance Fee Net Investment Income includes net interest (whether positive or negative) associated with a total return swap, which is the difference between (a) the interest income and transaction fees related to the reference assets and (b) all interest and other expenses paid by us to the total return swap counterparty. In the case of an interest rate swap, Pre-Performance Fee Net Investment Income includes the net payments and net accruals of periodic payments. The Performance Fee is subject to a hurdle rate of 2.00% per quarter, or 8.00% per annum (the "Hurdle Rate"), and is subject to a "catch-up" feature. Specifically:
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
Our Manager has agreed to waive all of the Performance Fees payable under the Management Agreement for all periods through March 31, 2025.
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
Term and Termination
The Management Agreement has an initial term expiring on June 25, 2025, unless terminated earlier in accordance with its terms and, thereafter, will continue to renew automatically each year for an additional one-year period, unless we or our Manager exercise our respective termination rights.
Either we or our Manager may elect not to renew the Management Agreement upon expiration of any renewal term by providing written notice of non-renewal at least 180 days, but not more than 270 days, before expiration. In the event we elect not to renew the term, we will be required to pay our Manager a termination fee equal to 5% of our Net Asset Value, as defined in the Management Agreement, as of the end of the month preceding the date of the notice of termination or non-renewal of the Management Agreement. No termination fee will be due to the Manager if the Manager decides not to renew the Management Agreement. Further, no termination fee shall be payable pursuant to the Management Agreement once the Investment Advisory Agreement becomes effective. In addition, the termination provisions of the Investment Advisory Agreement do not require us to pay our Manager a termination fee in the event that we terminate the Investment Advisory Agreement.
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
Our Manager may terminate the Management Agreement upon 60 days written notice if we default in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to us, whereupon we would be required to pay our Manager the termination fee described above.
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
Conflicts of Interest; Equitable Allocation of Opportunities
Ellington manages various other clients that have strategies that are similar to, or overlap with, our strategy, including Ellington Financial Inc. As of December 31, 2024, these other funds, accounts, and vehicles, represented approximately $12.7 billion of assets under management (excluding our assets but including $6.2 billion of accounts that do not employ financial leverage). Ellington makes available to our Manager all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington's written investment allocation policy, subject to the exception that we might not participate in each such opportunity, but will equitably participate with Ellington's other accounts in all such opportunities on an overall basis. Ellington's investment and risk management committee and its compliance committee (headed by its Chief Compliance Officer) are responsible for monitoring the administration of, and facilitating compliance with, Ellington's investment allocation procedures and policies.
Because CLOs, Agency pass-through certificates, Agency and non-Agency CMOs, and certain other asset classes in which we invest are typically available only in specified quantities and are also targeted assets for certain other Ellington accounts, Ellington often is not able to buy as much of any given asset or group of assets as would be required to satisfy the needs of all of Ellington's accounts. In these cases, Ellington's investment allocation procedures and policies typically allocate such assets to multiple accounts in proportion to their needs and available capital. Ellington may at times allocate opportunities on a preferential basis to accounts that are in a "start-up" or "ramp-up" phase, including us. The policies permit departure from such proportional allocation under certain other circumstances, including, for example, when such allocation would result in an inefficiently small amount of the security or assets being purchased for an account. In that case, the policies allow for a protocol of allocating assets so that, on an overall basis, each account is treated equitably. In addition, as part of these policies, we may be excluded from specified allocations of assets for tax, regulatory, risk management, or similar reasons.
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
Competition
In acquiring our assets, we compete with closed-end funds, mortgage REITs, specialty finance companies, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, and other entities. Many of our competitors are significantly larger than us, have greater access to capital and other resources, and may have other advantages over us. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the government. Additionally, many of our competitors are not required to maintain an exclusion from the 1940 Act. Our competitors may include other investment vehicles managed by Ellington or its affiliates, including Ellington Financial Inc. In addition to existing competitors, other companies may be organized for similar purposes in the future, including companies focused on purchasing mortgage assets. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the market price of our common shares. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common shares. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets, or pay higher prices, than we can.
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
Operating and Regulatory Structure
Tax Requirements
We revoked our election to be treated as REIT, effective as of January 1, 2024. Beginning January 1, 2024, we are subject to tax as a C-corporation at regular corporate rates on our taxable income. We plan to use our existing net operating loss carryforwards to offset the majority of our U.S. federal taxable income for all periods until the completion of the Conversion. The revocation of our REIT election was not a taxable event for our shareholders.
1940 Act Exclusion
Both we and our Operating Partnership are organized as holding companies and conduct our businesses primarily through wholly-owned subsidiaries of our Operating Partnership in a manner such that neither we nor our subsidiaries are subject to registration under the 1940 Act. Under Section 3(a)(1) of the 1940 Act, a company is deemed to be an "investment company" if:
•it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities (Section 3(a)(1)(A)); or

•it is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities and does own or proposes to acquire "investment securities" having a value exceeding 40% of the value of its total assets (excluding U.S. government securities and cash) on an unconsolidated basis, or "the 40% Test" (Section 3(a)(1)(C)). "Investment securities" excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company for private funds under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act.
We believe that we and our Operating Partnership will not be considered investment companies under Section 3(a)(1)(A) of the 1940 Act because we and our Operating Partnership do not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting, or trading in securities. Rather, through wholly-owned or majority-owned subsidiaries, we and our Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries. In addition, we conduct our operations so that both we and our Operating Partnership satisfy the 40% Test.
Our Operating Partnership's direct and indirect subsidiaries, through which we operate our business, rely upon certain exclusions from the definition of investment company under the 1940 Act including, in the case of our Operating Partnership's wholly-owned subsidiary, EARN Mortgage LLC, Section 3(c)(5)(C) of the 1940 Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires an entity to invest at least 55% of its assets in "mortgages and other liens on and interests in real estate," which we refer to as "qualifying real estate interests," and at least 80% of its assets in qualifying real estate interests plus "real estate-related assets." In satisfying the 55% requirement, the entity may treat agency securities issued with respect to an underlying pool of mortgage loans in which it holds all of the certificates issued by the pool as qualifying real estate interests. The CMOs will be treated as qualifying real estate interests for purposes of the 55% requirement.
We also have formed certain other wholly-owned or majority-owned subsidiaries that invest in CMOs and, subject to our investment guidelines, other real estate-related assets. These subsidiaries will rely upon the exclusion from the definition of investment company under the 1940 Act pursuant to Section 3(c)(1) or 3(c)(7) of the 1940 Act. Investments in subsidiaries that rely on the exclusions from the definition of investment company under 3(c)(1) or 3(c)(7) of the 1940 Act are considered investment securities for the purposes of the 40% Test. Therefore, our Operating Partnership's investments in its 3(c)(7) subsidiaries and its other investment securities cannot exceed 40% of the value of our Operating Partnership's total assets (excluding U.S. government securities and cash) on an unconsolidated basis.
We monitor our compliance with the 40% Test and the holdings of our subsidiaries to ensure that each of our subsidiaries is in compliance with an applicable exemption or exclusion from registration as an investment company under the 1940 Act.
On August 31, 2011, the SEC published a concept release entitled "Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments" (1940 Act Rel. No. 29778). This release notes that the SEC is reviewing the 3(c)(5)(C) exclusion relied upon by companies similar to us that invest in mortgage loans and mortgage-backed securities. There can be no assurance that the laws and regulations governing the 1940 Act status of companies similar to ours, or the guidance from the Division of Investment Management of the SEC regarding the treatment of assets as qualifying real estate assets or real estate-related assets, will not change in a manner that adversely affects our operations as a result of this review. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon our exclusion from the need to register under the 1940 Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies that we have chosen. Furthermore, although we monitor the assets of EARN Mortgage LLC regularly, there can be no assurance that EARN Mortgage LLC will be able to maintain this exclusion from registration. In that case, our investment in EARN Mortgage LLC would be classified as an investment security, and we might not be able to maintain our overall exclusion from registering as an investment company under the 1940 Act.
The loss of our exclusion from registration pursuant to the 1940 Act prior to completion of the Conversion could require us to restructure our operations, sell certain of our assets to pay down leverage, or abstain from the purchase of certain assets, which could have an adverse effect on our financial condition and results of operations. See "Risk Factors—Risks Related to Our Organization and Structure—Maintenance of our exclusion from registration as an investment company under the 1940 Act imposes significant limitations on our operations." If we were required to register as an investment company under the 1940 Act, we would be subject to the restrictions imposed by the 1940 Act, which would require us to make material changes to our strategy.
On April 1, 2025, we intend to complete the Conversion and thereby convert to a Delaware closed-end fund registered under the 1940 Act.

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
Additional Information
A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our internet website at www.ellingtoncredit.com. All of these reports are made available on our internet website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics and the charters of the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Trustees are also available at www.ellingtoncredit.com and are available in print to any shareholder upon request in writing to Ellington Credit Company, c/o Investor Relations, 53 Forest Avenue, Old Greenwich, CT 06870. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filing we make with the SEC. In addition, all of our reports filed with or furnished to the SEC can be obtained at the SEC's website at www.sec.gov.

Item 1A. Risk Factors
Summary of Risk Factors
Risks Related to our CLO Investments and CLO Investment Activities
•Our investments in CLO securities, particularly in mezzanine debt and equity tranches, are highly subordinated and exposed to first loss in the capital structure. These tranches are subject to the risk of total or partial write-downs in the event that underlying collateral defaults increase or deal performance deteriorates. CLO equity tranches may experience complete loss of value if coverage tests are breached or excess interest is materially reduced.
•CLOs are backed by pools of corporate loans, which are typically below investment grade and may be unsecured or second-lien in nature. Borrowers of these loans are often highly leveraged and more sensitive to rising interest rates, inflation, or recessionary conditions. Defaults, covenant breaches, or restructurings among these borrowers could significantly impair CLO cash flows and valuations, especially in mezzanine and equity tranches.
•The CLOs in which we invest may include exposure to middle-market loans, which are generally issued by smaller, less capitalized companies with limited financial flexibility and access to capital markets. These borrowers may be particularly vulnerable to economic downturns or industry-specific stress, and loans to these companies tend to be less liquid and more volatile than broadly syndicated loans.
•Many of the loans held in CLO portfolios are covenant-lite, meaning they lack traditional maintenance covenants. This limits the ability of CLO managers and lenders to intervene early when a borrower’s credit quality deteriorates, increasing the risk of sudden or severe losses.
•CLO equity and mezzanine debt tranches rely on the generation of excess spread, which may be adversely affected by mismatches in interest rate terms between underlying floating rate assets and liabilities, the presence of interest rate floors, or fixed-rate collateral. Rising rates may also reduce the cushion between CLO tranche coupons and asset yields, compressing returns and impairing equity cash flows.
•We are dependent on the collateral managers of the CLOs in which we invest. These managers are unaffiliated with us and may have interests that diverge from ours. CLO documentation often limits our ability to influence or remove a manager, even in cases of underperformance. CLO managers may be incentivized to maximize management fees rather than equity returns, and their investment decisions, including loan selection, trading activity, and reinvestment, may adversely affect deal performance.
•CLOs are highly structured and complex vehicles. Each transaction is governed by a series of tests, including overcollateralization and interest coverage thresholds, which, if breached, can redirect cash flows away from the mezzanine and equity tranches to pay more senior classes. CLOs with excess exposure to CCC-rated assets or defaulted loans are at greater risk of breaching these tests, potentially resulting in extended periods of cash flow diversion and impaired valuations.
•We generally do not have direct access to the underlying loan obligors, and our rights as CLO debt or equity investors are limited by the governing indentures. In the event of borrower default or CLO liquidation, recoveries may be minimal or nonexistent, particularly for junior tranches. Bankruptcy courts may also disallow or recharacterize CLO claims, further limiting recoveries.
•CLO securities are subject to limited liquidity and infrequent trading. Market disruptions or reduced investor demand may impair our ability to sell positions at expected prices, or at all. Valuations for CLO securities can be volatile and may diverge from underlying fundamentals, especially during periods of broader credit market stress.
•We may also invest in CLO warehouse facilities, which involve leveraging our capital during the accumulation phase prior to a CLO's issuance. If a CLO is not successfully priced and closed, or if market conditions deteriorate during the warehousing period, we may be forced to absorb losses on accumulated assets or experience significant mark-to-market volatility.
•Many of the CLOs in which we invest are domiciled outside of the U.S. or include non-U.S. borrowers, creating potential legal, regulatory, currency, and tax exposure. These CLOs may also be subject to withholding requirements or limitations on enforcement of creditor rights in certain jurisdictions.
Risks Related to our Agency RMBS Investments and Agency RMBS Investment Activities
•Regulatory changes affecting Fannie Mae, Freddie Mac, and Ginnie Mae could materially impact mortgage market liquidity and valuations. Any changes in their government backing, capital requirements, or underwriting guidelines could disrupt the market for Agency RMBS and impact the pricing of our mortgage-related assets.
•Prepayment behavior can meaningfully affect the yield and performance of Agency RMBS. Volatility in interest rates, housing turnover, borrower refinancing, and servicing practices can all impact prepayment speeds, potentially resulting in the accelerated amortization of premiums or reduced interest income.
•Interest rate mismatches between our fixed-rate assets and variable-rate borrowings, as well as rising interest rates, can compress or even eliminate our net interest margin, reduce asset values, and materially adversely impact our business, financial condition, and ability to pay dividends.
•Government actions, including Federal Reserve policy shifts and mortgage loan modification programs, as well as future legislative or regulatory changes, may negatively affect the performance and value of our assets, potentially resulting in lower returns and reduced cash available for dividends.
General Risks Related to our Investments and Investment Activities
•Due diligence conducted by our Manager may be limited or may fail to uncover all material risks or weaknesses in potential investments, which could result in losses and materially adversely impact our business, financial condition, and ability to pay dividends.
•We rely heavily on models and third-party data to evaluate and manage investments. These models incorporate assumptions that may prove to be incorrect, particularly during periods of volatility or when market conditions deviate from historical norms.
•Asset valuations are inherently subjective for many of our holdings and may differ materially from observable market prices. Differences in methodology among dealers, pricing services, and internal estimates can result in inconsistent valuations, which directly impact our reported financial results and fee calculations.

Risks Related to our Financing, Hedging and Derivative Activities
•We use leverage to enhance returns, but this approach increases the magnitude of potential losses during adverse market conditions. Rising interest rates or liquidity constraints could limit our ability to obtain financing on favorable terms, forcing us to sell assets at inopportune times or reduce our investment activity.
•Our access to financing depends on the creditworthiness of our collateral and the willingness of lenders to provide credit. Disruptions in capital markets or changes in repo financing terms could restrict our ability to fund investments, subject us to margin calls, or force deleveraging at unfavorable prices.
•Hedging strategies, including interest rate swaps and other derivatives, may not fully protect us from market fluctuations. These instruments carry counterparty risk, and regulatory changes could impact their availability, cost, or effectiveness, potentially increasing our exposure to interest rate and credit risk.
Other Business Risks
•We may change our investment strategy, investment guidelines, hedging strategy, and asset allocation, operational, and management policies at any time without shareholder approval, which could impact our business model and future distributions.
•We operate in a competitive market for our targeted assets. Competition for attractive investment opportunities may limit our ability to deploy capital efficiently or generate expected returns.
•We rely heavily on Ellington’s and third-party service providers’ information systems, and any cyber-attacks, system failures, or breaches, including those involving AI-generated outputs, could disrupt operations, compromise sensitive data, and materially adversely affect our business, financial condition, and ability to pay dividends.
•A lack of liquidity in our assets, including certain corporate debt, equity investments, and CLOs, could make it difficult to sell holdings, accurately value our portfolio, or secure financing, which may negatively impact our financial condition and ability to pay dividends.
Risks Related to our Relationship with our Manager and Ellington
•We are dependent on Ellington and its personnel for investment management. The loss of key personnel or termination of our management agreement could materially impact operations and financial performance.
•There are potential conflicts of interest inherent in our structure. Our Manager earns fees based on our net assets and performance, which may incentivize greater leverage, increased risk-taking, or asset selection decisions that prioritize near-term income. Our Manager and Ellington may also allocate investment opportunities among multiple clients, and we may not be allocated our desired share of certain assets.
•Our Manager and Ellington manage multiple investment accounts, which may create conflicts of interest in allocating investment opportunities and resources.
Risks Related to our Common Shares
•Our ability to pay dividends depends on our earnings, liquidity, and access to financing. Market conditions, regulatory changes, or investment losses could impair our ability to maintain our current dividend level, or to pay dividends at all.
•The assets we acquire may be highly speculative and aggressive and may be subject to a variety of risks, including credit risk, prepayment risk, interest rate risk, and market risk. As a result, an investment in our common shares may not be suitable for investors with lower risk tolerance.
Risks Related to our Organization and Structure
•We rely on exemptions from the 1940 Act. If we were required to register as an investment company, we would be subject to significant regulatory limitations that could require changes to our structure, leverage, and operations.
•Our organizational documents and Maryland law contain provisions that may discourage or prevent takeover attempts or changes in control. These include limits on removal of trustees, authorized blank-check preferred shares, and restrictions under the Rights Agreement designed to protect tax attributes.

Risks Related to our Intention to Convert to a Registered Closed-End Fund / RIC
◦We intend to convert to a registered closed-end investment company and elect to be taxed as a regulated investment company. This conversion is subject to various conditions, including shareholder and regulatory approvals, and may not be completed as planned. Delays or failure to complete the conversion could affect our strategy, tax position, and investor expectations.
U.S. Federal Income Tax Risks
•We revoked our REIT status effective January 1, 2024, and now operate as a C corporation. If we failed to qualify as a REIT in prior years, we could be subject to additional tax liabilities. We have elected to mark certain securities to market under Section 475(f), which may accelerate taxable income or generate phantom income not matched by cash flows.
•We have significant net operating loss carryforwards, but our ability to use them may be limited by changes in ownership under Section 382 of the Code or by the taxable income we generate in future years. Our CLO investments may also create tax liabilities through U.S. trade or business exposure or foreign withholding.
General Risk Factors
•We may be adversely affected by legal, regulatory, tax, and policy changes, including those related to global trade, systemic financial risk, climate change, or financial markets. We may also face legal proceedings, regulatory inquiries, or other contingent liabilities.
•We rely on Ellington's technology infrastructure and third-party vendors. Cybersecurity threats, system outages, and data breaches could disrupt operations, expose us to liability, or damage our reputation. The increasing use of AI and other emerging technologies also introduces new operational and regulatory risks that are difficult to fully anticipate.
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
Risks Related to our CLO Investments and CLO Investment Activities
We invest in corporate CLOs, which exposes us to certain risks associated with corporate loans.
Investments in corporate CLO securities involve certain risks. Corporate CLOs are securitizations that are typically backed by a pool of corporate loans or similar corporate credit-related assets that serve as collateral. The assets underlying our CLO investments generally consist of lower-rated first-lien corporate loans, although certain CLO structures may also allow for limited exposure to other asset classes including unsecured loans, second-lien loans, or corporate bonds. To the extent that the assets underlying our CLO investments are rated for creditworthiness by any nationally recognized statistical ratings organizations, they generally carry lower credit ratings and certain assets may not be rated by any nationally recognized statistical ratings organization. As a result, the assets underlying our CLO investments are considered to bear significant credit risks. Corporate issuers of lower-rated debt securities may be highly leveraged and may not have access to more traditional methods of financing. During economic downturns or sustained periods of rising interest rates, issuers of lower-rated debt securities may be likely to experience financial stress, especially if such issuers are highly leveraged, and in such periods the market for lower-rated debt securities could be severely disrupted, adversely affecting the value of such securities.
The risk of loss for lower-rated debt securities is also magnified to the extent that such securities are unsecured or subordinated to more senior creditors. Lower-rated debt securities generally have limited liquidity and limited secondary market support. These risks are further exacerbated in the case of second-lien loans, as they are subordinated to first-lien loans and have weaker recovery prospects in the event of borrower distress or default. Further, ratings downgrades on our CLO debt investments may result in our investments being viewed as riskier than they were previously thought to be. This perception of increased riskiness resulting from a downgrade can result in adverse impacts to the market value and liquidity of our CLO debt investments, as well as reduce the availability or increase the cost of financing our CLO debt investments.
The CLOs in which we invest, may acquire loans to smaller companies, or “middle market” loans, which may carry more inherent risks than loans to larger, publicly traded entities. Compared to larger companies, these middle-market companies tend to have more limited access to capital, weaker financial positions, narrower product lines, and tend to be more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. As a result, the securities issued by CLOs that hold significant investments in middle-market loans are generally considered riskier than securities issued by CLOs that primarily invest in broadly syndicated loans.
The corporate loans that underlie our CLO investments may become nonperforming or impaired for a variety of reasons. Nonperforming or impaired loans may require substantial workout negotiations or restructurings that may result in significant delays in repayment, a significant reduction in the interest rate, and/or a significant write-down of the principal of the loan. A wide range of factors could adversely affect the ability of an underlying corporate borrower to make interest or other payments on its loan. The corporate issuers of the loans or securities underlying our CLO investments may be highly leveraged and may be subject to an increased risk of default depending on certain micro- or macro-economic conditions, such as economic recessions, heightened interest rates and/or inflation, tariffs, and other conditions. The risk of economic recession and declining creditworthiness of corporate borrowers would be amplified by rising corporate default rates, tightening credit conditions, and potential credit downgrades in leveraged loan markets. Accordingly, the subordinated and lower-rated (or unrated) CLO securities in which we invest may experience significant price and performance volatility relative to more senior or higher-rated CLO securities, and they are subject to greater risk of loss than more senior or higher-rated CLO securities which, if realized, could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Such defaults and losses, especially those in excess of the market’s or our expectations, would have a negative impact on the value of our CLO investments, and reduce the cash flows that we receive from our CLO investments, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
In addition, if a CLO in which we invest experiences an event of default as a result of the CLO's failure to make a payment when due, the erosion of the CLO's underlying collateral, or other reasons, the CLO would be subject to the possibility of liquidation. In such cases, the risks are heightened that the collateral underlying the CLO may not be able to be readily liquidated, or that when liquidated, the resulting proceeds would be insufficient to redeem in full the CLO mezzanine debt and equity tranches that are the focus of our investment strategy. CLO equity tranches often suffer a loss of all of their value in these circumstances, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders. Furthermore, following an event of default by a CLO, the holders of CLO mezzanine debt and equity tranches typically have limited rights regarding decisions made with respect to the underlying collateral, with the result that such decisions might favor the more senior tranches of the CLO. In the event of a bankruptcy or insolvency of an issuer of a loan or of an underlying asset held by a CLO in which we invest, a court or other governmental entity may determine that the related claims held by such CLO are not valid, or are subject to significant modification. In addition, any payments previously received by such CLO could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year under U.S. Federal bankruptcy law or even longer under state laws) before insolvency.
Further, "covenant-lite" loans may comprise a significant portion of the underlying collateral of the CLOs in which we invest. Generally, covenant-lite loans provide the obligor with more freedom to take actions that could negatively impact their lenders because the obligor's covenants are incurrence-based and not maintenance-based, which means that they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. At times, covenant-lite loans have represented a significant majority of the syndicated corporate loan market. To the extent that the corporate CLO securities in which we invest hold covenant-lite loans, we may have a greater risk of loss on such investments as compared to investments in CLOs holding loans with more robust covenants.
The CLOs in which we invest may also acquire interests in corporate loans indirectly, by way of participations. In a participation, the underlying debt obligation remains with the institution that has sold the participation, which typically results in a contractual relationship only with such selling institution, and not with the corporate obligor directly. As a result, the holder of a participation assumes the credit risk of both the obligor and the selling institution, and may only have limited rights to influence any decisions made by the selling institution in connection with the underlying debt obligation.
Our CLO investments are subject to risks related to the financial leverage employed by the underlying corporate borrowers.
The corporate borrowers of the underlying assets in a CLO are typically highly leveraged, and there may be few or no restrictions on the amount of indebtedness such borrowers can incur. Substantial indebtedness adds additional risk with respect to a borrower and could (i) limit its ability to borrow money or otherwise access funds for its working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes; (ii) require it to dedicate a substantial portion of its cash flow from operations to the repayment of its indebtedness, thereby reducing funds available to it for other purposes; (iii) make it more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; and/or (iv) subject it to restrictive financial and operating covenants, which may preclude it from executing on favorable business activities or from financing future operations or other capital needs. In some cases, proceeds of indebtedness incurred by a borrower could be paid as a dividend to its equity holders rather than retained by the borrowers for its working capital or to pursue favorable opportunities. Highly leveraged companies are often more sensitive to declines in revenues, increases in expenses, and adverse business, political, or financial developments or economic factors such as a significant rise in interest rates, a severe downturn in the economy, or deterioration in the condition of such companies or their industries. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.
If an underlying borrower is unable to generate sufficient cash flow to meet principal and/or interest payments on its indebtedness, it may be forced to take other actions to satisfy its obligations under its indebtedness. These alternative actions may include reducing or delaying capital expenditures, selling assets, seeking additional capital, or restructuring or refinancing indebtedness. Any of these actions could significantly reduce the value of the related underlying asset held by the CLO, and thus the CLO security we hold. Furthermore, if the borrower is unable to meet its scheduled debt service obligations even after taking these actions, the borrower may be forced into liquidation, dissolution or insolvency, and the value of the related underlying asset held by the CLO, and thus the CLO security we hold, could decline significantly or even be rendered worthless.
The CLOs in which we invest may be subject to risks associated with syndicated loans.
Under the documentation for syndicated loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. In most cases for our syndicated loan investments, we do not expect to hold a sufficient amount of the indebtedness to be able to compel any actions by the agent. Consequently, we would only be able to direct such actions if instructions from us were made in conjunction with other holders of associated indebtedness that together with us compose the requisite percentage of the related indebtedness then entitled to take action. Conversely, if holders of the required amount of the associated indebtedness other than us desire to take certain actions, such actions may be taken even if we did not support such actions. Furthermore, if a syndicated loan is subordinated to one or more senior loans made to the applicable obligor, our ability to exercise such rights may be subordinated to the exercise of such rights by the senior lenders. Whenever we are unable to direct such actions, the parties taking such actions may not have interests that are aligned with us, and the actions taken may not be in our best interests. Furthermore, in recent years, “priming” transactions in the distressed debt sector have become more common. These “priming” arrangements are transactions where a group of debtholders can move collateral away from existing lenders so that it can serve as the primary source of secured assets for new money and/or restructuring existing debt. If we were to hold distressed debt that became “primed” by another group of lenders, we could lose all or a significant part of such investment.
If an investment is a syndicated revolving loan or delayed drawdown loan, other lenders may fail to satisfy their full contractual funding commitments for such loan, which could create a breach of contract, result in a lawsuit by the obligor against the lenders and adversely affect the value of our investment.
There is a risk that a loan agent may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice, and we may not find a replacement agent on a timely basis, or at all, in order to protect our investment.
Our investments in corporate CLOs involve certain structural risks.
Most CLOs are issued in multiple tranches, offering investors various maturity and credit risk characteristics, often categorized as senior, mezzanine and subordinated/equity according to their relative seniority and degree of risk. If the relevant collateral defaults or otherwise underperforms, payments to the more senior tranches of such securitizations take precedence over those of more junior tranches, such as mezzanine debt and equity tranches, which are the focus of our corporate CLO investment strategy. CLOs present risks similar to those of other types of credit investments, including credit, interest rate and prepayment risks. See "—We invest in corporate CLOs, which exposes us to certain risks associated with corporate loans.”
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
CLOs have at times experienced negative credit events in their constituent loans, credit rating downgrades of constituent loans and issued debt tranches, and failures of certain deal metrics. The failure by a CLO in which we invest to satisfy certain tests, including with respect to adequate collateralization and/or interest coverage, would generally lead to a reduction in the payments made to holders of its mezzanine debt and equity tranches.
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
To the extent that our CLO investments are more concentrated, we are susceptible to a greater risk of loss if one or more of the CLOs in which we are invested performs poorly, or in the event a CLO collateral manager were to fail, experience the loss of key employees or sell its business. To the extent we invest in CLOs that have a high level of overlap of underlying corporate obligors, there is a greater likelihood of experiencing multiple defaults in our CLO portfolio. In general, to the extent that our CLO portfolio is less diversified, we may have a greater likelihood of experiencing large overall losses, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
CLO investments involve complex documentation, and complex accounting considerations.
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
The accounting calculations related to our CLO investments are complex in numerous ways. For instance, under GAAP, we calculate our interest income—which is a component of the calculation used to determine the performance fee payable to our Manager—based on effective yield calculations. These calculations involve significant judgment in projecting expected cash flows. If an investment underperforms expectations, we may accrue more interest income than we ultimately realize on such investment, and pay our Manager a higher performance fee than we otherwise would have if different projections had been used.
The risks associated with the accounting complexities include inaccurate financial reporting, such as incorrect accruals, reserves and estimates, or the misapplication of accounting standards. These issues could lead to the miscalculation of fees, potentially in favor of our Manager, and could necessitate a financial restatement. Financial restatements are often costly and time-consuming, and they may lead to regulatory scrutiny, legal proceedings, or shareholder litigation. In addition, a restatement could result in a loss of investor confidence, which would negatively impact our reputation in the marketplace and impair our ability to raise capital on favorable terms in the future. A financial restatement could also trigger a significant decline in the price of our common shares, eroding shareholder value and potentially exacerbating financial and reputational damage. These events could materially adversely affect our business, financial condition and results of operations, as well as our ability to pay dividends to our shareholders.
We are dependent on the collateral managers of the corporate CLOs in which we invest.
We invest in CLO securities issued by CLOs that are managed by collateral managers unaffiliated with us, and we are dependent on the skill and expertise of such managers. While the actions of the CLO collateral managers may significantly affect the return on our investments, we typically do not have any direct contractual relationship with these collateral managers.
While we also rely on these collateral managers to act in the best interests of the CLOs in which we invest, there can be no assurance that such collateral managers will do so. Moreover, such collateral managers are subject to fiduciary duties owed to other classes of notes besides those in which we invest, and they may have other incentives to manage the CLO portfolios in a manner that disadvantages the particular classes of notes in which we are invested. Furthermore, since the CLO issuer often provides an indemnity to its collateral manager, the CLO tranches we hold may ultimately bear the burden of any legal claims brought against the collateral manager.
We may only have limited information regarding the underlying assets held by the CLOs in which we invest, and collateral managers may not identify or report issues relating to the underlying assets on a timely basis (or at all) to enable us to take appropriate measures to manage our risks. Furthermore, much of the information furnished to us as an investor in a corporate CLO is neither audited nor reviewed, nor is an opinion expressed, by an independent public accountant.
Collateral managers are subject to removal or replacement by other holders of CLO securities without our consent and may also voluntarily resign as collateral manager or assign their role as collateral manager to another entity. The removal, replacement, resignation, or assignment of any particular CLO collateral manager’s role could adversely affect the returns on the CLO securities in which we invest, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Our CLO investments often have limited liquidity.
We expect to focus our CLO investment activity in mezzanine debt and equity tranches, which have less liquidity than many other securities, including as a result of lower or no trading volume, transfer restrictions, and their bespoke nature. This illiquidity results in price volatility and can make it more difficult to value or sell these securities if the need arises, which could require us to realize a greater loss if we are ever required to liquidate such assets, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
The CLOs in which we invest incur significant operating expenses.
The CLOs in which we invest incur significant operating fees and expenses, including but not limited to collateral management fees, administrative expenses, and other operating expenses, which are all indirectly borne by CLO investors. CLO collateral management base fees, which typically range from 0.30% to 0.50% of a CLO’s total assets, are charged on the CLO's total assets and are usually paid from residual cash flows after interest payments to senior debt tranches. Additional CLO operating expenses, estimated at 0.30% to 0.70%, may also apply, although these are not routinely reported in a standardized manner. Furthermore, CLO collateral managers may also earn incentive fees tied to equity cash flows once the equity tranche achieves a cash-on-cash return of capital and a specified “hurdle” rate. All of these fees and expenses are borne first by the CLO equity tranche due to its subordinated position. Given that the CLO equity tranche represents only a fraction of the value of the entire CLO, these fees and expenses are greatly magnified when expressed as a percentage of the value of the CLO equity tranche. Both types of CLO tranches we invest in (equity tranches and mezzanine debt tranches) bear these expenses, with the equity tranche—being the most subordinated—usually shouldering these costs. To the extent that the CLO equity tranche has suffered or will suffer a total principal loss, mezzanine debt tranches will then effectively bear these fees and expenses.
In addition to the collateral management fees, administrative expenses, and other operating expenses accrued in a CLO, we will also remain obligated to pay the Base Management Fee and the Performance Fee to our Manager. Therefore, each shareholder bears his or her share of the Base Management Fee and the Performance Fee of our Manager as well as indirectly bearing the ratable share of the collateral management fees, administrative expenses, and other operating expenses of a CLO.
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
We may invest in corporate loans directly.
In addition to gaining exposure to corporate loans through investments in CLO securities, we may also invest in corporate loans directly. In some cases, these loan investments may result from asset sales or in-kind distributions from CLOs in which we have invested, but in other cases we may acquire such loans directly in the open market. To the extent we invest in corporate loans directly, we will be exposed to all of the risks associated with corporate loans that CLOs are exposed to, as described above. See “—We invest in corporate CLOs, which exposes us to certain risks associated with corporate loans.”; “—Our CLO investments are subject to risks related to the financial leverage employed by the underlying corporate borrowers.” and “—The CLOs in which we invest may be subject to risks associated with syndicated loans.”
If a CLO in which we invest is treated as engaged in a U.S. trade or business for U.S. federal income tax purposes, such CLO could be subject to U.S. federal income tax on a net basis, which could affect our operating results and cash flows.
It is generally expected that the CLOs in which we invest will operate pursuant to investment guidelines intended to avoid such CLOs being treated as engaged in a U.S. trade or business for U.S. federal income tax purposes. If a CLO fails to comply with its investment guidelines, or if the IRS successfully asserts that the CLO should be treated as engaged in a U.S. trade or business for U.S. federal income tax purposes, such CLO could be subject to U.S. federal income tax on a net basis, which could reduce the amount available to distribute to junior debt and equity holders in such CLO, including us.

If a CLO in which we invest fails to comply with certain U.S. tax reporting requirements, such CLO may be subject to withholding requirements that could materially and adversely affect its operating results and cash flows.
The U.S. Foreign Account Tax Compliance Act provisions of the Code (commonly referred to as “FATCA”) impose a withholding tax of 30% on certain U.S. source periodic payments, including interest and dividends, to certain non-U.S. entities, including certain non-U.S. financial institutions and investment funds, unless such non-U.S. entity complies with certain reporting requirements regarding its U.S. account holders and its U.S. owners. Most CLOs in which we invest will be treated as non-U.S. financial entities for this purpose and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If a CLO in which we invest fails to properly comply with these reporting requirements, certain payments to such CLO may be subject to the 30% withholding tax, which could reduce the amount available to distribute to equity and junior debt holders in such CLO, and therefore materially and adversely affect the market value and/or fair value of the CLO’s securities and our operating results and cash flows.
Risks Related to our Agency RMBS Investments and Agency RMBS Investment Activities
The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae, Freddie Mac, and Ginnie Mae and the U.S. Government, could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
In September 2008, in response to the deteriorating financial condition of Fannie Mae and Freddie Mac, the U.S. Government placed Fannie Mae and Freddie Mac into the conservatorship of the Federal Housing Finance Agency, or "FHFA," their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. Under this conservatorship, Fannie Mae and Freddie Mac are required to reduce the amount of mortgage loans they own or for which they provide guarantees on Agency RMBS. In addition to the FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Treasury entered into Preferred Stock Purchase Agreements ("PSPAs") with the FHFA and have taken various actions intended to provide Fannie Mae and Freddie Mac with additional liquidity in an effort to ensure their financial stability. In January 2025, the FHFA and the U.S. Treasury under the prior administration announced an agreement with each of Fannie Mae and Freddie Mac to modify the PSPAs to help ensure that the eventual release of Fannie Mae and Freddie Mac from conservatorship will be orderly and reflect certain existing practices. In addition, under a separate side letter from FHFA to the U.S. Treasury, FHFA will solicit public input, before releasing either Fannie Mae or Freddie Mac from conservatorship, regarding the potential impacts on the housing market and Fannie Mae and Freddie Mac.
Since Fannie Mae and Freddie Mac were placed in federal conservatorship, the guarantee payment structure of Fannie Mae and Freddie Mac has been discussed and re-examined by regulators and administrations.
Recent statements made by members of the current administration could introduce significant uncertainty to the housing finance system. These and any future initiatives, which could include efforts to privatize Fannie Mae and Freddie Mac and end their federal conservatorship, could reduce or eliminate the availability of government guarantees, increase mortgage rates, and lower the value of Agency RMBS. Additionally, proposed leadership changes at the FHFA and shifts in regulatory priorities may further impact the guarantees provided by Fannie Mae, Freddie Mac, and Ginnie Mae, increasing market volatility and credit risk. These developments could materially adversely affect our investments, financing capabilities, and overall financial condition.
Fannie Mae, Freddie Mac, and Ginnie Mae could each be dissolved, and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae, Freddie Mac, or Ginnie Mae were eliminated, or their structures were to change radically, or if the U.S. Government significantly reduced its support for any or all of them, the value of our currently held Agency RMBS could drop significantly, and we may be unable or significantly limited in our ability to acquire Agency RMBS, which, in turn, could materially adversely affect our ability to maintain our exclusion from the 1940 Act.

Moreover, any changes to the nature of the guarantees provided by, or laws affecting, Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the credit quality of the guarantees, could increase the risk of loss on purchases of Agency RMBS issued by these GSEs (or MSRs with underlying loans guaranteed by these GSEs) and could have broad adverse market implications for the Agency RMBS they currently guarantee. Any action that affects the credit quality of the guarantees provided by Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the value of our Agency RMBS. In addition, any market uncertainty that arises from such proposed changes could have a similar impact on us and our Agency RMBS.
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
The frequency at which prepayments (including both voluntary prepayments by borrowers and liquidations due to defaults and foreclosures) occur on mortgage loans underlying RMBS or MSRs is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Generally, borrowers tend to prepay their mortgages when prevailing mortgage rates fall below the interest rates on their mortgage loans. When borrowers prepay their mortgage loans at rates that are faster or slower than expected, it results in prepayments that are faster or slower than expected on the related RMBS or MSRs. These faster or slower than expected payments may adversely affect our profitability.
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
Some of our assets are fixed rate securities (such as Agency RMBS) or have a fixed rate component. This means that the interest we earn on these assets will not vary over time based upon changes in a short-term interest rate index. We generally fund our targeted assets with borrowings whose interest rates reset frequently, and as a result we have an interest rate mismatch between certain of our assets and liabilities, which could cause our net interest margin (the spread between the average yield on our assets and our average borrowing costs) to compress, or even become negative. While our interest rate hedges are intended to mitigate a portion of this mismatch, the use of interest rate hedges also introduces the risk of other interest rate mismatches and exposures, as will the use of other financing techniques. Additionally, to the extent cash flows from Agency RMBS we hold are reinvested in new Agency RMBS, the spread between the yields of the new Agency RMBS and available borrowing rates may also compress or become negative. If our net interest margin compresses or becomes negative, our business, cash flow, financial condition, results of operations, and ability to pay dividends to our shareholders could be materially affected. In fact, in 2022, 2023 and 2024, which saw periods of rising interest rates, we experienced compressed and in some cases negative net interest margin on many of our assets.
Fixed income assets, including many Agency RMBS, typically decline in value if interest rates increase. If long-term rates were to increase significantly, such as we saw during 2022 and parts of 2023 and 2024, not only would the market value of these assets be expected to decline, but these assets could lengthen in duration because borrowers would be less likely to prepay their mortgages.
Interest rates can change quickly and are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Moreover, concerns over the United States' debt ceiling and budget-deficit have increased the possibility of downgrades by rating agencies to the U.S. government's credit rating, which could cause interest rates and borrowing costs to rise substantially. Interest rate movements are highly uncertain and notoriously difficult to predict. From February 28, 2022 to October 31, 2023, the lower bound of the Federal Reserve’s Federal Funds Target Rate rose from 0.00% to 5.25%, while the yield on the ten-year U.S. Treasury rose from 1.83% to 4.93%.
While we opportunistically hedge our exposure to changes in interest rates, we cannot provide any assurance that our hedges will be successful, or that we will be able to enter into or maintain such hedges. As a result, interest rate fluctuations can cause significant losses, reductions in income, and can limit the cash available to pay dividends to our shareholders.
Certain actions by the Federal Reserve could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Actions by the Federal Reserve (and similar actions by other central banks), including tightening or easing of monetary policy, increases or decreases in short-term interest rates, balance sheet liquidations or runoff, or other actions, or the perception that the Federal Reserve or other central banks are failing to take actions deemed necessary or advisable by the market, could cause elevated market volatility and adversely impact the value and performance of our assets and our ability to borrow money at attractive terms or at all, or otherwise access capital to fund our operations. See also "—Increases in interest rates could adversely affect the value of our assets and cause our interest expense to increase, and increase the risk of default on our assets, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to shareholders" for the impact of higher interest rates on our business.
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
Loan modification and refinance programs may adversely affect the performance of Agency RMBS. For example, it is likely that loan modifications would result in increased prepayments on some Agency RMBS. See "—Prepayment rates can change, adversely affecting the performance of our assets," for information relating to the impact of prepayments on our business.
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
Our business is materially affected by conditions in the residential mortgage market, the residential real estate market, the financial markets, and the economy, including inflation, interest rates, energy costs, unemployment, geopolitical issues, tariffs, concerns over the creditworthiness of governments worldwide and the stability of the global banking system. In particular, the residential mortgage market in the U.S. has experienced a variety of difficulties and challenging economic conditions in the past, including defaults, credit losses, and liquidity concerns. Certain commercial banks, investment banks, insurance companies, loan origination companies and mortgage-related investment vehicles incurred extensive losses from exposure to the residential mortgage market as a result of these difficulties and conditions. These factors have impacted, and may in the future impact, investor perception of the risks associated with Agency RMBS, other real estate-related securities and various other asset classes in which we may invest. As a result, values for Agency RMBS, and various other asset classes in which we may invest have experienced, and may in the future experience, significant volatility. Any deterioration of the mortgage market and investor perception of the risks associated with Agency RMBS, and various other assets that we acquire could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
General Risks Related to our Investments and Investment Activities
To the extent that due diligence is conducted on potential assets, such due diligence may not reveal all of the risks associated with such assets and may not reveal other weaknesses in such assets, which could lead to losses.
Our Manager may decide to conduct (either directly or using third parties) certain due diligence on an investment before committing to the investment. There can be no assurance that our Manager will conduct any specific level of due diligence, or that, among other things, our Manager's due diligence processes will uncover all relevant facts or that any purchase will be successful, which could result in losses on these assets, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
•asset, collateral, MBS, or CLO historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported, or subject to interpretation (e.g., different MBS issuers may report delinquency and default statistics based on different definitions of what constitutes a delinquent or defaulted loan); and
•asset, collateral, MBS, or CLO information may be outdated, in which case the models may contain incorrect assumptions as to what has occurred since the date information was last updated.
Some models, such as prepayment models or default models, may be predictive in nature. The use of predictive models has inherent risks. For example, such models may incorrectly forecast future behavior, leading to potential losses. In addition, the predictive models used by our Manager may differ substantially from those models used by other market participants, with the result that valuations based on these predictive models may be substantially higher or lower for certain assets than actual market prices. Furthermore, because predictive models are usually constructed based on historical data supplied by third parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data, and, in the case of predicting performance in scenarios with little or no historical precedent (such as extreme broad-based declines in home prices, deep economic recessions or depressions), such models must employ greater degrees of extrapolation and are therefore more speculative and of more limited reliability.
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
Valuations of many of our assets are inherently uncertain, may be based on estimates, may fluctuate over short periods of time, and may differ from the values that would have been used if a ready market for these assets existed.
The values of many of the assets in our portfolio are not readily determinable with precision. We value the vast majority of our assets monthly at fair value, as determined in good faith by our Manager, subject to the oversight of our Manager's valuation committee. The determination of fair value and, consequently, the amount of unrealized gains and losses in our portfolio, are to a certain degree subjective. Because such valuations are inherently uncertain, may fluctuate over short periods of time, especially during periods of elevated market volatility, and may be based on estimates, our Manager's determinations of fair value may differ from the values that would have been used if a ready market for these assets existed or from the prices at which trades occur. Furthermore, we may not obtain third party valuations for all of our assets. Changes in the fair value of our assets directly impact our net income and book value through recording unrealized appreciation or depreciation of our investments and derivative instruments, and so our Manager's determination of fair value has a material impact on our net income.
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
Market-based inputs are generally the preferred source of values for purposes of measuring the fair value of our assets under U.S. GAAP. However, the markets for our investments have experienced, and could in the future experience, extreme volatility, reduced transaction volume and liquidity, and disruption as a result of certain events, such as the COVID-19 pandemic, the regional banking crisis in 2023, ongoing geopolitical tensions, tariffs, and uncertainty in the monetary policy of the Federal Reserve (and other central banks), which has made, and could in the future make, it more difficult for our Manager, and for third-party dealers and pricing services that we use, to rely on market-based inputs in connection with the valuation of our assets under U.S. GAAP. Furthermore, in determining the fair value of our assets, our Manager uses proprietary models that require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, assumptions concerning future prepayment rates, interest rates, default rates and loss severities. These assumptions may be impacted by the unpredictability of interest rate movements, driven by inflation dynamics and shifting guidance from the Federal Reserve (and other central banks) and these assumptions might be especially difficult to project accurately during periods of economic disruption. The fair value of certain of our investments may fluctuate over short periods of time, and our Manager’s determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Investors purchasing our securities based on an overstated book value per share may pay a higher price than the value of our investments warrants. Conversely, investors selling shares during a period in which our book value per share understates the value of our investments may receive a lower price for their shares than the value of our investments warrants.
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
Risks Related to our Financing, Hedging, and Derivative Activities
We use leverage in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our shareholders, as well as increase losses when economic conditions are unfavorable.
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
Our access to financing sources may not be available on favorable terms, or may be limited or completely shut off, and our lenders and derivative counterparties may require us to post additional collateral. These circumstances may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
Moreover, we are currently party to short-term borrowings (in the form of repurchase agreements) and there can be no assurance that we will be able to replace these borrowings, or "roll" them, as they mature on a continuous basis and it may be more difficult for us to obtain debt financing on favorable terms, or at all. If we are not able to renew our existing repurchase agreements or other types of borrowings we may enter into from time to time or arrange for new financing on terms acceptable to us, or if we default on our financial covenants, are otherwise unable to access funds under our financing arrangements, or if we are required to post more collateral or face larger haircuts, we may have to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses, and may also force us to curtail our asset acquisition activities. Similarly, if we were to move a financing from one counterparty to another that was subject to a larger haircut we would have to repay more cash to the original counterparty than we would be able to borrow from the new counterparty. Any such forced dispositions could materially adversely affect our ability to maintain our exclusion from registration as an investment company under the 1940 Act.
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
Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our shareholders, or we may have to rely on less efficient forms of debt financing that consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our shareholders, and other purposes. There can be no assurance that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our asset acquisition activities and/or dispose of assets, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders, or in the worst case, cause our insolvency.
Hedging against interest rate changes and other risks could materially adversely affect our business, financial condition and results of operations and our ability to pay dividends to our shareholders.
Subject to maintaining our exclusion from registration as an investment company under the 1940 Act, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates and, to a lesser extent, credit risk. Our hedging activity is expected to vary in scope based on the level and volatility of interest rates, the types of liabilities and assets held and other changing market conditions. Hedging may fail to protect or could adversely affect us because, among other things:
•interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•available interest rate hedges may not correspond directly, or be correlated in the manner desired, with the interest rate risk for which protection is sought;
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
•the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments would reduce our earnings and our shareholders' equity;
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
Although we do not intend to operate our non-Agency RMBS investment strategy on a credit-hedged basis in general, we may from time to time opportunistically enter into short positions using credit default swaps to protect against adverse credit events with respect to our non-Agency RMBS, provided that our ability to do so may be limited in order to maintain our exclusion from registration as an investment company under the 1940 Act.
For these and other reasons, our hedging activity could materially adversely affect our business, financial condition and results of operations, our ability to pay dividends to our shareholders, and our ability to maintain our exclusion from registration as an investment company under the 1940 Act.

Hedging instruments and other derivatives, including some credit default swaps, may not, in many cases, be traded on exchanges, or may not be guaranteed or regulated by any U.S. or foreign governmental authority and involve risks and costs that could result in material losses.
Hedging instruments and other derivatives, including certain types of credit default swaps, involve risk because they may not, in many cases, be traded on exchanges or cleared on a CCP (as defined below) and may not be guaranteed or regulated by any U.S. or foreign governmental authorities. Consequently, for these instruments there may be less stringent requirements with respect to record keeping and compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Our Manager is not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. Furthermore, our Manager has only a limited internal credit function to evaluate the creditworthiness of its counterparties, mainly relying on its experience with such counterparties and/or their general reputation as participants in these markets. Under the terms of many of our derivative transaction contracts, the business failure of a derivative counterparty with whom we enter into a derivative transaction will most likely result in a default under the governing arrangement. Default by a party with whom we enter into a derivative transaction may result in losses and may force us to re-initiate similar derivative transactions with other counterparties at the then-prevailing market levels. Generally, we will seek to reserve the right to terminate our derivative transactions upon a counterparty's insolvency, but absent an actual insolvency, we may not be able to terminate a derivative transaction without the consent of the counterparty, and we may not be able to assign or otherwise dispose of a derivative transaction to another counterparty without the consent of both the original derivative counterparty and the potential assignee. If we terminate a derivative transaction, we may not be able to enter into a replacement contract in order to cover our risk. There can be no assurance that a liquid secondary market will exist for derivative instruments purchased or sold, and therefore we may be required to maintain any derivative positions until exercise or expiration, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders. In this regard, we may be required to hold additional cash or sell other investments in order to obtain cash to close out derivatives to meet the liquidity demands that derivatives can create to make payments of margin, collateral or settlement payments to counterparties. We may have to sell an investment at a disadvantageous time or price to meet such obligations.
In addition, some portion of our derivatives, including our future positions, are cleared through a central counterparty clearinghouse, or "CCP," which we access through a futures commission merchant, or "FCM." If an FCM that holds our cleared derivatives account were to become insolvent, the CCP will make an effort to move our futures and swap positions to an alternate FCM, though it is possible that no alternate FCM could be found to accept our positions, which could result in a total cancellation of our positions in the account; in such a case, if we wished to reinstate such derivative positions, we would have to re-initiate such positions with an alternate FCM. In the event of the insolvency of an FCM that holds our cleared over-the-counter derivatives, the rules of the CCP require that its direct members submit bids to take over the portfolio of the FCM, and would further require the CCP to move our existing positions and related margin to an alternate FCM. If this were to occur, we believe that our risk of loss would be limited to the excess equity in the account at the insolvent FCM due to the "legally segregated, operationally commingled" treatment of client assets under the rules governing FCMs in respect of cleared over-the-counter derivatives. In addition, in the case of both futures and cleared over-the-counter derivatives, there could be knock-on effects of our FCM's insolvency, such as the failure of co-customers of the FCM or other FCMs of the same CCP. In such cases, there could be a shortfall in the funds available to the CCP due to such additional insolvencies and/or exhaustion of the CCP's guaranty fund that could lead to total loss of our positions in the FCM account. Finally, we face a risk of loss (including total cancellation) of positions in the account in the event of fraud by our FCM or other FCMs of the CCP, where ordinary course remedies would not apply.
Using derivatives is also subject to operational and legal risks. Operational risk generally refers to risk related to potential operational issues, including documentation issues, settlement issues, systems failures, inadequate controls, and human error. Legal risk generally refers to insufficient documentation, insufficient capacity or authority of counterparty, or the legality or enforceability of a contract.
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
We have entered into derivative transactions that have not been cleared by a CCP. If a derivative counterparty cannot perform under the terms of the derivative contract, we would not receive payments due under that agreement, we may lose any unrealized gain associated with the derivative, and in the case of a derivative used as a hedging instrument, the asset or liability being hedged would cease to be hedged by such instrument. If a derivative counterparty becomes insolvent or files for bankruptcy, we may also be at risk for any collateral we have pledged to such counterparty to secure our obligations under derivative contracts, and we may incur significant costs in attempting to recover such collateral.
We engage in short selling transactions, which may subject us to additional risks.
Certain of our hedging transactions, and occasionally our investment transactions, may be short sales or short positions. Short selling may involve selling securities that are not owned and typically borrowing the same securities for delivery to the purchaser, with an obligation to repurchase the borrowed securities at a later date. Short selling allows the investor to profit from declines in market prices to the extent such declines exceed the transaction costs and the costs of borrowing the securities. A short sale may create the risk of an unlimited loss, in that the price of the underlying security might theoretically increase without limit, thus increasing the cost of repurchasing the securities. There can be no assurance that securities sold short will be available for repurchase or borrowing. Market conditions, including lower liquidity in certain asset classes and derivatives, and increased short sale restrictions imposed by regulators during periods of financial stress, could limit our ability to execute or maintain short positions effectively.
Repurchasing securities to close out a short position can itself cause the price of the securities to rise further, thereby exacerbating the loss, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Our investments that are denominated in foreign currencies, domiciled outside the U.S., or that involve non-U.S. assets are subject to risks associated with non-U.S. investing, including in some cases foreign currency risk, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Our investments that are denominated in foreign currencies subject us to foreign currency risk arising from fluctuations in exchange rates between such foreign currencies and the U.S. dollar. While we currently attempt to hedge the vast majority of our foreign currency exposure, we may not always choose to hedge such exposure, or we may not be able to hedge such exposure. To the extent that we are exposed to foreign currency risk, changes in exchange rates of such foreign currencies to the U.S. dollar could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Further, we also invest in CLOs that hold non-U.S. assets, and we expect that many of the CLO issuers in which we invest will be domiciled outside the United States. Investing directly or indirectly in non-U.S. issuers may expose us to additional risks, including political and social instability, expropriation, imposition of foreign taxes, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards, currency fluctuations and greater price volatility. Further, we, and the CLOs in which we invest, may have difficulty enforcing creditor’s rights in foreign jurisdictions.
Other Business Risks
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
For example, our declaration of trust provided our Board of Trustees the ability to authorize us to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determined that it was no longer in our best interests to qualify as a REIT. Our Board of Trustees made that determination and revoked our election to be taxed as a REIT, effective January 1, 2024, and we began investing in corporate CLOs with the approval of our Board of Trustees and without any notice or consent from our shareholders. These (and similar) changes could materially adversely affect our business, financial condition and results of operations and our ability to pay dividends to our shareholders. Any such change may increase our exposure to the risks described herein or expose us to new risks that are not currently contemplated.
We operate in a highly competitive market.
Our profitability depends, in large part, on our ability to acquire targeted assets at favorable prices. We compete with a number of entities when acquiring our targeted assets, including financial companies, public and private funds, commercial and investment banks and residential and commercial finance companies. We may also compete with (i) the Federal Reserve and the U.S. Treasury to the extent they purchase assets in our targeted asset classes and (ii) companies that partner with and/or receive financing from the U.S. Government or consumer bank deposits. Many of our competitors are substantially larger and have considerably more favorable access to capital and other resources than we do. Furthermore, new companies with significant amounts of capital have been formed or have raised additional capital, and may continue to be formed and raise additional capital in the future, and these companies may have objectives that overlap with ours, which may create competition for assets we wish to acquire. Some competitors may have a lower cost of funds and access to funding sources, such as government funding, that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets to acquire or pay higher prices than we can. We also may have different operating constraints from those of our competitors including, among others, (i) tax-, legal- or accounting-driven constraints, (ii) restraints imposed on us by our attempt to comply with certain exclusions from the definition of an "investment company" or other exemptions under the 1940 Act and (iii) restraints and additional costs arising from our status as a public company. Furthermore, competition for assets in our targeted asset classes may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. The competitive pressures we face could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
Lack of diversification in the number or types of assets we acquire would increase our dependence on relatively few individual assets or asset types.
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
We are highly dependent on Ellington's information systems and those of third-party service providers, and system failures could significantly disrupt our business, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
Additionally, operational failures or cyber incidents relating to our third-party service providers (or their service providers) may negatively impact our business in the future. The number and complexity of cyber-attacks continue to increase over time. While we collaborate with third-party service providers to develop secure transmission capabilities and protect against operational failures and cyber-attacks, we and those third parties may not have all appropriate controls in place to protect from such failures or attacks. If a material operational failure or material breach of the information technology systems of our third-party service providers occurs, we could be required to expend significant amounts of money, be delayed in receiving funds (or not receive them at all) or have to expend significant time and resources to respond to these threats or breaches, each of which could materially adversely impact our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
New technologies also continue to develop, including tools that harness generative artificial intelligence and other machine learning techniques (collectively, “AI”). AI is developing at a rapid pace and becoming more accessible. As a result, the use of such new technologies by us, Ellington, and/or our third-party service providers can present additional known and unknown risks, including, among others, the risk that confidential information may be stolen, misappropriated or disclosed and the risk that we, Ellington, and/or our third-party service providers may rely on incorrect, unclear or biased outputs generated by such technologies, any of which could have an adverse impact on us and our business. See “—Artificial intelligence and other machine learning techniques could increase competitive, operational, legal and regulatory risks to our business in ways that we cannot predict.”
The lack of liquidity in our assets may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Certain of the assets and other instruments we acquire are not publicly traded, including certain corporate debt and equity investments. As such, these assets may be subject to legal and other restrictions on resale, transfer, pledge or other disposition, or will otherwise be less liquid than publicly-traded securities. Other assets that we acquire, while publicly traded, may have limited liquidity on account of their complexity, turbulent market conditions, or other factors. In addition, CLOs from time to time have experienced extended periods of illiquidity, including during times of financial stress (such as during the COVID-19 pandemic), which is often the time that liquidity is most needed. Illiquid assets typically experience greater price volatility, because a ready market does not exist, and they can be more difficult to value or sell if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. We may also face other restrictions on our ability to liquidate any assets for which we or our Manager has or could be attributed with material non-public information. Furthermore, assets that are illiquid are more difficult to finance, and to the extent that we finance assets that are or become illiquid, we may lose that financing or have it reduced. If we are unable to sell our assets at favorable prices or at all, it could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders. '
Our ability to pay dividends will depend on our operating results, our financial condition and other factors, and we may not be able to pay dividends at a fixed rate or at all under certain circumstances.
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
There are risks and conflicts of interest associated with the base management fee we are obligated to pay our Manager.
We pay our Manager substantial base management fees based on our net asset value (as defined in the management agreement) regardless of the performance of our portfolio. The base management fee takes into account the net issuance proceeds of both common and preferred share offerings. Our Manager's entitlement to non-performance-based compensation might reduce its incentive to devote the time and effort of its professionals to seeking profitable opportunities for our portfolio, which could result in a lower performance of our portfolio and could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
Our Board of Trustees has approved very broad investment guidelines for our Manager and will not approve the decisions made by our Manager to acquire, dispose of, or otherwise manage an asset.
Our Manager is authorized to follow very broad guidelines in pursuing our strategy. While our Board of Trustees periodically reviews our guidelines and our portfolio and asset-management decisions, including our decision to begin making CLO investments, it generally does not review our proposed acquisitions, dispositions, and other management decisions. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to them by our Manager. Furthermore, our Manager may arrange for us to use complex strategies or to enter into complex transactions that may be difficult or impossible to unwind by the time they are reviewed by our Board of Trustees. Our Manager has great latitude within the broad guidelines in determining the types of assets it may decide are proper for us to acquire and other decisions with respect to the management of those assets subject to our maintaining exemption from the 1940 Act. Poor decisions could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.

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
Further, to the extent that our targeted assets are also targeted assets of other Ellington accounts, we will compete with those accounts for opportunities to acquire assets. Ellington has no duty to allocate such opportunities in a manner that preferentially favors us. Ellington makes available to us all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington's written investment allocation policy, it being understood that we might not participate in each such opportunity, but will equitably participate with Ellington's other accounts in such opportunities on an overall basis.
Since many of our targeted assets are typically available only in specified quantities and are also targeted assets for other Ellington accounts, Ellington often is not able to buy as much of any asset or group of assets as would be required to satisfy the needs of all of Ellington's accounts. In these cases, Ellington's investment allocation procedures and policies typically allocate such assets to multiple accounts in proportion to their needs and available capital. As part of these policies, accounts that are in a "start-up" or "ramp-up" phase may get allocations above their proportion of available capital, which could work to our disadvantage, particularly because there are no limitations surrounding Ellington's ability to create new accounts. In addition, the policies permit departure from proportional allocations under certain circumstances, including, for example when such allocation would result in an inefficiently small amount of the security or assets being purchased for an account, which may also result in our not participating in certain allocations. In addition, as part of these policies, we may be excluded from specified allocations of assets for tax, regulatory, risk management, or similar reasons.
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
In deciding whether to issue additional debt or equity securities, we will rely in part on recommendations made by our Manager. While such decisions are subject to the approval of our Board of Trustees, two of our trustees are also Ellington employees. Because our Manager earns management fees that are based in part on the total amount of our equity capital, our

Manager may have an incentive to recommend that we issue additional equity securities. See below for further discussion of the adverse impact future debt or equity offerings could have on our common shares. Future offerings of debt securities, which would rank senior to our common shares upon liquidation, and future offerings of equity securities which would dilute the common share holdings of our existing shareholders and may be senior to our common shares for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common shares.
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
We, directly or through Ellington, may obtain confidential information about the companies or securities in which we have invested or may invest. If we do possess confidential information about such companies or securities, there may be restrictions on our ability to dispose of, increase the amount of, or otherwise take action with respect to the securities of such companies. Our Manager's and Ellington's management of other accounts could create a conflict of interest to the extent our Manager or Ellington is aware of material non-public information concerning potential investment decisions. For example, an affiliate of Ellington could participate in a loan syndicate or on a loan borrower's creditors' committee, thereby becoming privy to material non-public information, and potentially precluding our Manager from entering into a transaction involving a CLO that holds the related loan. We have implemented compliance procedures and practices designed to ensure that investment decisions are not made while in possession of material non-public information. However, there can be no assurance that these procedures and practices will be effective. In addition, this conflict and these procedures and practices may limit the freedom of our Manager to make potentially profitable investments, which could have an adverse effect on our operations. These limitations imposed by access to confidential information could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
Termination of our management agreement without cause, including termination for poor performance or non-renewal, is subject to several conditions which may make such a termination difficult and costly. The management agreement has a current term that expires on June 25, 2025, and will be automatically renewed for successive one-year terms thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. The management agreement provides that it may be terminated by us based on performance upon the affirmative vote of at least two-thirds of our Board of Trustees, or by a vote of the holders of at least a majority of our outstanding common shares, based either upon unsatisfactory performance by our Manager that is materially detrimental to us or upon a determination by our independent trustees that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent such a fee-based termination by accepting a mutually acceptable reduction of management fees. In the event we terminate the management agreement as discussed above or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to 5% of our net asset value as of the month-end preceding the date of the notice of termination or non-renewal. These provisions will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.
Pursuant to the management agreement, our Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our Board of Trustees in following or declining to follow our Manager's advice or recommendations. Under the terms of the management agreement, our Manager, Ellington, and their affiliates and each of their officers, directors, trustees, members, shareholders, partners, managers, investment and risk management committee members, employees, agents, successors and assigns, will not be liable to us for acts or omissions performed in accordance with and pursuant to the management agreement, except because of acts constituting bad faith, willful misconduct, gross negligence, fraud or reckless disregard of their duties under the management agreement. In addition, we will indemnify our Manager, Ellington, and their affiliates and each of their officers, directors, trustees, members, shareholders, partners, managers, investment and risk management committee members, employees, agents, successors and assigns, with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our Manager not constituting bad faith, willful misconduct, gross negligence, fraud or material breach or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.
Our Manager's failure to identify and acquire assets that meet our asset criteria or perform its responsibilities under the management agreement could materially adversely affect our business, financial condition and results of operations, our ability to pay dividends to our shareholders, and our ability to maintain our exclusion from the 1940 Act.
Our ability to achieve our objectives depends on our Manager's ability to identify and acquire assets that meet our asset criteria. Accomplishing our objectives is largely a function of our Manager's structuring of our investment process, our access to financing on acceptable terms, and general market conditions. Our shareholders do not have input into our investment decisions. All of these factors increase the uncertainty, and thus the risk, of investing in our common shares. The senior management team of our Manager has substantial responsibilities under the management agreement. In order to implement certain strategies, our Manager may need to hire, train, supervise, and manage new employees successfully. Any failure to manage our future growth effectively could materially adversely effect our business, financial condition and results of operations, our ability to pay dividends to our shareholders, and our ability to maintain our exclusion from the 1940 Act.
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
Ellington has licensed the "Ellington" brand, trademark, and logo to us for so long as our Manager or another affiliate of Ellington continues to act as our manager. We do not own the brand, trademark, or logo that we will use in our business and may be unable to protect this intellectual property against infringement from third parties. Ellington retains the right to continue using the "Ellington" brand and trademark. We will further be unable to preclude Ellington from licensing or transferring the ownership of the "Ellington" brand and trademark to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of Ellington or others. Furthermore, in the event our Manager or another affiliate of Ellington ceases to act as our manager, or in the event Ellington terminates the license, we will be required to change our name and trademark. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated, and otherwise harm our business. Finally, the license is a domestic license in the United States only and does not give us any right to use the "Ellington" brand, trademark, and logo overseas even though we expect to use the brand, trademark, and logo overseas. Our use of the "Ellington" brand, trademark and logo overseas is therefore unlicensed and could expose us to a claim of infringement.
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
Our ability to pay dividends may be impaired if any of the risks described in this Annual Report on Form 10-K, or any of our other periodic or current reports filed with the SEC, were to occur. In addition, payment of dividends depends upon our earnings, liquidity, financial condition, our financial covenants, and other factors that our Board of Trustees may deem relevant from time to time. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings or other capital will be available to us in an amount sufficient to enable us to make distributions on our common shares, to pay our indebtedness, or to fund other liquidity needs.
Our Board of Trustees will continue to assess the dividend rate on our common shares on an ongoing basis, as market conditions and our financial position continue to evolve. Our Board of Trustees is under no obligation to declare any dividend distribution. There can be no assurance that we will achieve results that will allow us to pay a specified level of dividends or to increase dividends from one period to the next.
An increase in interest rates may have an adverse effect on the market price of our common shares and our ability to pay dividends to our shareholders.
One of the factors that investors may consider in deciding whether to buy or sell our common shares is our dividend rate (or expected future dividend rate) as a percentage of our common share price, relative to market interest rates. If market interest rates continue to increase or do not decline from their current levels, prospective investors may demand a higher dividend rate on our common shares or seek alternative investments paying higher dividends or interest. There can be no assurance that we will achieve results that will allow us to increase our dividend rate in response to market interest rate increases. As a result, interest rate fluctuations and capital market conditions can affect the market price of our common shares independent of the effects such conditions may have on our portfolio. For instance, if interest rates rise without an increase in our dividend rate, the market price of our common shares could decrease because potential investors may require a higher dividend yield on our common shares as market rates on interest-bearing instruments such as bonds rise. See also "—Risks Related to our Investments and Investment Activities—Interest rate mismatches between our assets and our borrowings may reduce our income during periods of changing interest rates, and increases in interest rates could adversely affect the value of our assets."
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
Risks Related to our Organization and Structure
Maintenance of our exclusion from registration as an investment company under the 1940 Act imposes significant limitations on our operations. If we were required to register as an investment company under the 1940 Act, we would be subject to the restrictions imposed by the 1940 Act, which would require us to make material changes to our strategy.
We have conducted and intend to continue to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. Both we and our Operating Partnership are organized as holding companies and conduct our business primarily through wholly-owned subsidiaries of our Operating Partnership. Investments in subsidiaries that rely on the exclusions from the definition of investment company under 3(c)(1) or 3(c)(7) of the 1940 Act are considered investment securities for the purposes of the 40% Test. Therefore, our Operating Partnership's investments in its 3(c)(7) subsidiaries and its other investment securities cannot exceed 40% of the value of our Operating Partnership's total assets (excluding U.S. government securities and cash) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage and the assets we may hold. Certain of our Operating Partnership's subsidiaries rely on the exclusion provided by Section 3(c)(5)(C) of the 1940 Act. Section 3(c)(5)(C) of the 1940 Act is designed for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of the entity's assets on an unconsolidated basis consist of qualifying real estate assets and at least 80% of the entity's assets on an unconsolidated basis consist of qualifying real estate assets or real estate-related assets. These requirements limit the assets those subsidiaries can own and the timing of sales and purchases of those assets.
To classify the assets held by our subsidiaries as qualifying real estate assets or real estate-related assets, we rely on no-action letters and other guidance published by the SEC staff regarding those kinds of assets, as well as upon our analyses (in consultation with outside counsel) of guidance published with respect to other types of assets. There can be no assurance that the laws and regulations governing the 1940 Act status of companies similar to ours, or the guidance from the SEC staff regarding the treatment of assets as qualifying real estate assets or real estate-related assets, will not change in a manner that adversely affects our operations. In fact, in August 2011, the SEC published a concept release in which it asked for comments on this exclusion from registration. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon our exclusion from the definition of an investment company under the 1940 Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could further inhibit our ability to pursue the strategies that we have chosen. Furthermore, although we monitor the assets of our subsidiaries regularly, there can be no assurance that our subsidiaries will be able to maintain their exclusion from registration. Any of the foregoing could require us to adjust our strategy, which could limit our ability to make certain investments or require us to sell assets in a manner, at a price or at a time that we otherwise would not have chosen. This could negatively affect the value of our common shares, the sustainability of our business model, and our ability to pay dividends to our shareholders. If we were required to register as an investment company under the 1940 Act, we would be subject to the restrictions imposed by the 1940 Act, which would require us to make material changes to our strategy that could have a materially adverse effect on our business, financial condition, and results of operations.
Our shareholders' ability to control our operations is severely limited.
Our Board of Trustees has approval rights with respect to our major strategies, including our strategies regarding investments, financing, growth, debt capitalization, and distributions. Our Board of Trustees may amend or revise these and other strategies without a vote of our shareholders.
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

Our rights and the rights of our shareholders to take action against our trustees and officers or against our Manager or Ellington are limited, which could limit shareholders' recourse in the event actions are taken that are not in their best interests.
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
As a result, we and our shareholders may have more limited rights against our present and former trustees and officers than might otherwise exist absent the current provisions in our declaration of trust and bylaws or that might exist with other companies, which could limit shareholders' recourse in the event of actions not in their best interests.
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
Risks Related to our Intention To Convert to a Registered Closed-End Fund / RIC
We may not be able to obtain the necessary approvals to convert to a registered closed-end fund to be treated as a RIC.
On April 1, 2024, we announced our intention to focus our investment strategy on CLOs. In connection with this strategic transition, we have revoked our REIT election effective as of January 1, 2024 and intend to complete the Conversion on April 1, 2025 (the "RIC Conversion"). Our ability to complete the RIC Conversion will be subject to certain conditions and there can be no assurance that the conditions to the RIC Conversion will be satisfied in a timely manner or at all, or that an effect, event, circumstance, occurrence, development or change will not transpire that could delay or prevent these conditions from being satisfied. Accordingly, we cannot provide any assurances with respect to the timing of the RIC Conversion or whether the RIC Conversion will be completed at all.
U.S. Federal Income Tax Risks
An investment in our common shares has various U.S. federal, state, and local income tax risks.
We strongly urge shareholders to consult their tax advisors concerning the effects of U.S. federal, state, and local income tax law on an investment in our common shares and on their individual tax situation.
We are no longer taxed as a REIT.
We have revoked our election to be taxed as a REIT effective as of January 1, 2024. Since January 1, 2024, we have been subject to tax as a C-corporation at regular corporate rates.
Failure to qualify as a REIT in prior years would subject us to federal income tax.
Prior to our 2024 tax year, we operated in a manner that was intended to cause us to qualify as a REIT for federal income tax purposes. However, the tax laws governing REITs are extremely complex, and interpretations of the tax laws governing qualification as a REIT are limited. Qualifying as a REIT required us to meet numerous income and other tests. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of changes in our circumstances, no assurance can be given that we qualified for any particular year.

If we failed to qualify as a REIT prior to our 2024 tax year and we do not qualify for certain statutory relief provisions, we would have to pay federal income tax on our taxable income for the year of the failure and for the following four years. Our payment of income tax attributable to our failure to qualify as a REIT prior to our 2024 taxable year would decrease the amount of our income available for distribution to our shareholders.
Our ability to utilize our net operating losses ("NOLs") and other carryforwards may be limited.
Under the Code, a corporation is generally allowed a deduction for NOLs carried over from prior taxable years, subject to certain limitations. As of December 31, 2024, we had approximately $39.8 million of gross federal NOL carryforwards available to reduce future federal tax liabilities. We also had NOL carryforwards in certain states available to reduce future state tax liabilities. Our NOL carryforwards are subject to adjustment on audit by the Internal Revenue Service and applicable state taxing authorities.
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
A corporation’s ability to deduct its federal NOL carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code (“Section 382”) if it undergoes an “ownership change” as defined in Section 382. In general, an “ownership change” occurs if 5% shareholders increase their collective ownership of the aggregate amount of the outstanding shares of our company by more than 50 percentage points looking back over the relevant testing period. If an ownership change occurs, our ability to use our NOL carryforwards and other tax attributes to reduce our taxable income in a future year would be limited to a Section 382 limitation equal to the fair market value of our common shares immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change. An ownership change may severely limit or effectively eliminate our ability to utilize our NOL carryforwards and other tax attributes. Although we do not believe that an ownership change has occurred, no assurance can be provided as to whether an ownership change has occurred or will occur in the future. Limitations imposed by Sections 382 may discourage us from, among other things, repurchasing our common shares or issuing additional common shares to acquire businesses or assets. We have entered into a Rights Agreement with Equiniti Trust Company, LLC, dated as of April 23, 2024 (the "Rights Agreement") designed to preserve shareholder value and the value of certain tax assets primarily associated with NOL carryforwards under Section 382 of the Code. See "Risks Related to our Organization and Structure—The Rights Agreement that we entered into to protect our tax attributes could hinder the market for our Common Shares."
We have made a mark-to-market election under Section 475(f) of the Code.
We have made an election under Section 475(f) of the Code to mark our securities to market, on a go-forward basis, effective as of January 1, 2021. There are limited authorities under Section 475(f) of the Code as to what constitutes a trader for U.S. federal income tax purposes. Under other sections of the Code, the status of a trader in securities depends on all of the facts and circumstances, including the nature of the income derived from the taxpayer's activities, the frequency, extent and regularity of the taxpayer's securities transactions, and the taxpayer's investment intent. There can be no assurance that we will continue to qualify as a trader in securities eligible to make a mark-to-market election. We have not received, nor are we seeking, an opinion from counsel or a ruling from the IRS regarding its qualification as a trader. If the qualification for, or our application of, such election were successfully challenged by the IRS, in whole or in part, it could, depending on the circumstances, result in retroactive (or prospective) changes in the amount or timing of recognized gross income, and potentially jeopardize our intention to qualify as a RIC. Finally, mark-to-market gains and losses could cause volatility in the amount of its taxable income. For instance, the mark-to-market election could generate losses in one taxable year that we are unable to use to offset taxable income, followed by mark-to-market gains in a subsequent taxable year that force us to make additional distributions to our shareholders. Hence, the mark-to-market gains and losses could cause us to distribute more dividends to our shareholders in a particular period than would otherwise be desirable from a business perspective.
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
General Risk Factors
We, Ellington, or its affiliates may be subject to adverse legislative, regulatory or public policy changes.
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
In addition, political leaders in the U.S. and certain foreign countries have recently been elected on protectionist platforms, fueling doubts about the future of global free trade. The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate certain existing trade agreements with foreign countries. In addition, the U.S. government has recently imposed tariffs on certain foreign goods and has indicated a willingness to impose tariffs on imports of other products. Some foreign governments have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.
Changes in U.S. federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. We cannot predict the ultimate impact of the foregoing on us, our business and investments, or the industries in which we invest generally, and any prolonged uncertainty could also have an adverse impact on us and our investment objectives. Future changes may adversely affect our operating environment, including through increasing competition, and therefore our business, operating costs, financial condition and results of operations. Further, an extended federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or delaying government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets.
Failure to procure adequate funding and capital would adversely affect our results and may, in turn, negatively affect the value of our common shares and our ability to pay dividends to our shareholders.
We depend upon the availability of adequate funding and capital for our operations. There can be no assurance that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. In the event that we cannot obtain sufficient funding and capital on acceptable terms, there may be a negative impact on the value of our common shares and our ability to pay dividends to our shareholders, and shareholders may lose part or all of their investment.
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
In connection therewith, the Board of Trustees declared a dividend of one preferred share purchase right (a "Right") for each of our outstanding common shares. The dividend was payable to shareholders of record as of the close of business on April 23, 2024. Subject to the terms, provisions and conditions of the Rights Agreement, if the Rights become exercisable, each Right would initially represent the right to purchase from us one ten-thousandth of a Series A Junior Preferred Share for a purchase price of $40.00, subject to adjustment in accordance with the terms of the Rights Agreement (the “Purchase Price”). If issued, each fractional preferred share would give the shareholder approximately the same dividend, voting and liquidation rights as does one Common Share. However, prior to exercise, a Right does not give its holder any rights as a shareholder, including without limitation any dividend, voting or liquidation rights.
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

Future sales of our common shares or other securities convertible into our common shares could cause the market value of our common shares to decline and could result in dilution of shares held by shareholders.
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
While our common shares are listed on the NYSE, such listing does not provide any assurance as to whether or not the market price reflects our actual financial performance, the liquidity of our stock, a holder's ability to sell our stock and/or at what price such holder could sell our stock. Market prices for our common shares may be volatile and subject to wide fluctuations, including as a result of the trading volume. There can be no assurance that the market price of our common shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our common shares, or result in fluctuations in the price or trading volume of our common shares include:
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
•adverse changes in global, national, regional and local economic and market conditions, including those relating to pandemics, such as the COVID-19 pandemic, high unemployment, elevated inflation, tariffs, volatile interest rates, concerns regarding a recession, geopolitical conflicts, social unrest, or civil disturbances;
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
Climate change has the potential to impact our investments.
Currently, it is not possible to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions will impact the assets underlying our investments. However, any such future laws and regulations imposing reporting obligations, limitations on greenhouse gas emissions, or additional taxation of energy use could require the owners of assets to make significant expenditures to attain and maintain compliance. Any new legislative or regulatory initiatives related to climate change could adversely affect our business.
The physical impact of climate change could also have a material adverse effect on our investments. Physical effects of climate change such as increases in temperature, sea levels, the severity of weather events and the frequency of natural disasters, such as hurricanes, tropical storms, tornadoes, wildfires, droughts, floods and earthquakes, among other effects, could reduce the value of our investments.
We may experience significant fluctuations in our book value per share and quarterly operating results.
We may experience significant fluctuations in our book value per share from month to month and in our quarterly operating results due to a number of factors, including the timing of distributions to shareholders, fluctuations in the value of our investments, our ability or inability to make investments that meet our investment criteria, the interest and other income earned on our investments, the level of our expenses (including the interest or dividend rate payable on any debt securities or preferred stock that we issue), variations in and the timing of realized and unrealized gains or losses in our portfolio, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, our book value per share and results for any period should not be relied upon as being indicative of our book value per share and/or results in future periods.
We are subject to risks related to corporate social responsibility.
Our business faces public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our reputation if we or affiliates of our Manager are viewed as failing to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Some investors have become more focused on ESG factors, including climate risks, in determining whether to invest in companies. However, regional and investor specific sentiment often differ in what constitutes a material positive or negative ESG corporate practice. Our corporate social responsibility practices will not uniformly fit investors’ definitions, particularly across geographies and investor types, of best practices for ESG considerations. Adverse incidents with respect to ESG activities could impact the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.
There is growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement, and disclosure of ESG factors to enable investors to validate and better understand sustainability claims, including an increased regulatory focus on the accuracy of those claims. As a result, we are subject to evolving rules and regulations promulgated by various governmental and self-regulatory organizations, including the SEC, the NYSE, and the Financial Accounting Standards Board. These rules continue to expand in scope and complexity, with new requirements potentially increasing compliance challenges and uncertainty. If we are perceived as, or accused of, "greenwashing" or overstating the extent of our sustainability-related practices, such allegations could damage our reputation, result in litigation or regulatory actions, and negatively impact our ability to raise capital.
At the same time, so-called “anti-ESG” sentiment has also gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation, or issued related legal opinions. For example, certain states now require that relevant state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors or have enacted "boycott bills." If investors subject to such legislation viewed us, our policies, or our practices, as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us, which could negatively affect our financial performance.
If we fail or are perceived to fail to comply with or meet applicable rules, regulations and stakeholder expectations, it could negatively impact our reputation and our business results. Further, our business could become subject to additional regulations, penalties and/or risks of regulatory scrutiny and enforcement in the future. Moreover, the requirements of various regulations we may become subject to may not be consistent with each other. There can be no assurance that our current ESG practices will meet future regulatory requirements, reporting frameworks or best practices, increasing the risk of related enforcement. Compliance with new requirements may lead to increased management burdens and costs.
We are largely dependent on external sources of capital in order to grow.
Any material growth in our equity capital base is largely funded by external sources of capital. Our access to external capital will depend upon a number of factors, including the market price of our common shares, the market’s perception of our financial condition and potential future earnings, and general market conditions.
Periods of heightened inflation could adversely impact our financial results.
High inflation, whether caused by low unemployment, high corporate demand, supply-chain issues, geopolitical conflicts, quantitative easing, imposition of tariffs by the federal government, or a combination of these or other factors, may undermine the performance of our investments by reducing the value of such investments and/or the income received from such investments. Inflation and rapid fluctuations in inflation rates have had in the past, and may in the future have, significant effects on interest rates and negative effects on economies and financial markets. See also "— Increases in interest rates could negatively affect the value of our assets and increase the risk of default on our assets.”
In addition, actions that the Federal Reserve and other central banks have taken, and could continue to take in response to changes in inflation, could have an adverse impact on the economy broadly and/or on our financial results specifically. See "—Risks Related To Our Investments and Investment Activities—Certain actions by the Federal Reserve could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders."
Artificial intelligence and other machine learning techniques could increase competitive, operational, legal and regulatory risks to our business in ways that we cannot predict.
The use of AI by us and others, and the overall adoption of AI throughout society, may exacerbate or create new and unpredictable competitive, operational, legal and regulatory risks to our business. There is substantial uncertainty about the extent to which AI will result in dramatic changes throughout the world, and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. These changes could potentially disrupt, among other things, our business model, investment strategies and operational processes. Some of our competitors may be more successful than us in the development and implementation of new technologies, including services and platforms based on AI, to improve their operations. If we are unable to adequately advance our capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a competitive disadvantage.
If the data we, or third parties whose services we rely on, use in connection with the possible development or deployment of AI is incomplete, inadequate or biased in some way, the performance of our business could suffer. In addition, recent technological advances in AI both present opportunities and pose risks to us. Data in technology that uses AI may contain a degree of inaccuracy and error, which could result in flawed algorithms in various models used in our business. The volume and reliance on data and algorithms also make AI more susceptible to cybersecurity threats, including data poisoning and the compromise of underlying models, training data or other intellectual property. The personnel provided to us by our Manager, and/or our third-party service providers could, without being known to us, improperly utilize AI and machine learning-technology while carrying out their responsibilities. This could reduce the effectiveness of AI technologies and adversely impact us and our operations to the extent that we rely on the AI’s work product.
There is also a risk that AI may be misused or misappropriated by our third party service providers. For example, a user may input confidential information, including material non-public information or personally identifiable information, into AI applications, resulting in the information becoming a part of a dataset that is accessible by third-party technology applications and users, including our competitors. Further, we may not be able to control how third-party AI that we choose to use is developed or maintained, or how data we input is used or disclosed. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations or actions or create competitive risk.
In addition, the use of AI by us or others may require compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of AI. There has been increased scrutiny, including from global regulators, regarding the use of “big data,” diligence of data sets and oversight of data vendors. Our ability to use data to gain insights into and manage our business may be limited in the future by regulatory scrutiny and legal developments.
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
Ellington's technology team assesses the firm’s cybersecurity and infrastructure postures regularly with two separate working groups—one group, meeting weekly, focused on IT implementation and one group, meeting bi-weekly, focused on engineering integration. Both groups include senior members of the technology team. These meetings cover a broad range of topics including implementation planning for the deployment of new hardware and software, patch and vulnerability management, considerations for disaster recovery and business continuity, user access controls, data security and more. In such continued monitoring of its cybersecurity posture, Ellington conducts continuous deprecation of obsolete or unsuitable technology, including legacy hardware and software, has a robust patch and vulnerability management process, and has personnel dedicated to the continued monitoring of new developments in threat actors’ activities in order to take preventative actions.
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
To date, no risks from cybersecurity threats to Ellington have materially affected or are reasonably likely to materially affect the Company. Cyber criminals do, however, target us, Ellington and Ellington’s employees and other third parties.

Ongoing or future attacks such as these could have impacts on our or Ellington’s operations. For additional information on these ongoing risks, please refer to "Part 1. Item 1A. Risk Factors—We are highly dependent on Ellington's information systems and those of third-party service providers, including mortgage servicers, and system failures could significantly disrupt our business, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders." and "—Because we are highly dependent on information systems when sharing information with third party service providers, systems failures, breaches or cyber-attacks could significantly disrupt our business, which could have a material adverse effect on our results of operations and cash flows."
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
Ellington's cybersecurity team is led by Ellington's Chief Technology Officer (the "CTO"), who is primarily responsible for assessing and managing material risks from cybersecurity threats to Ellington. The CTO has extensive experience in application development, database architecture, systems design, and third-party software integration. During his tenure at Ellington, the CTO has led large technical efforts such as the development of Ellington’s proprietary internally hosted rapid application system and the overhaul of Ellington's engineering infrastructure and development services. The CTO works closely with Ellington’s head of Data Platform and Infrastructure (the "DPI Head") to manage Ellington’s infrastructure and cybersecurity posture. During his tenure at Ellington, the DPI Head has led several critical efforts such as the revitalization of Ellington’s hardware, networking and disaster recovery facilities, major improvements to Ellington’s cybersecurity infrastructure, and the development and maintenance of Ellington’s Data Engineering infrastructure. Ellington’s Senior Systems Administrator (the "SSA") works closely with both the CTO and the DPI Head to implement Ellington’s cybersecurity program and infrastructure. The SSA is responsible for all systems and telecommunication design and implementation, with a focus on cybersecurity. The SSA ensures that Ellington's systems are secure and resilient against cyber threats. Prior to joining Ellington in 1997, the SSA was a Senior PC Technical Support at Bear Stearns for seven years. The CTO, after consultation with others, including the DPI Head and the SSA, regularly provides an assessment of Ellington’s cybersecurity posture and reviews Ellington’s information technology roadmap with the Audit Committee. The CTO's reports cover a range of topics including, at various times, a discussion of the primary cybersecurity risks facing Ellington, an overview of Ellington’s cybersecurity program, common attack vectors and types, the primary functions of Ellington’s cybersecurity program, how Ellington’s cybersecurity programs are applied to critical cybersecurity areas, any recent cybersecurity incidents, Ellington’s ongoing focus areas in its cybersecurity program, Ellington’s employee education program, management of patches and system vulnerabilities, various threat detection methods, malicious activity monitoring, any new cybersecurity focus areas for Ellington, a review of Ellington’s key technologies, Ellington’s incident response procedures and Ellington’s backup systems and redundancy and disaster recovery processes.
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
Holders of Our Common Shares
Based upon a review of a securities position listing as of the close of business on March 21, 2025, we had an aggregate of 114 holders of record and holders of our common shares who are nominees for an undetermined number of beneficial owners.
Unregistered Sales of Equity Securities
Pursuant to our 2023 Equity Incentive Plan, on December 20, 2024, we granted 32,341 restricted common shares to certain of our partially dedicated employees. The restricted common shares are subject to forfeiture restrictions that will lapse with respect to 17,350 of the common shares on December 12, 2025 and 14,991 of the common shares on December 12, 2026. Such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(a)(2) of the Securities Act.
Issuer Purchases of Equity Securities
On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. As of December 31, 2024, we had remaining authorization to repurchase up to 725,808 common shares under the share repurchase program.
We did not repurchase any common shares under the share repurchase program during the three month period ended December 31, 2024.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We were initially formed in August 2012 as a Maryland company and have historically specialized in acquiring, investing in, and managing residential mortgage- and real estate-related assets, while electing to be taxed as a REIT under the Code.
On March 29, 2024, our Board of Trustees approved a strategic transformation, the "CLO Strategic Transformation," of our investment strategy to focus on corporate collateralized loan obligations, or "CLOs." In connection with the CLO Strategic Transformation, we revoked our election to be taxed as a REIT for tax year 2024, rebranded as Ellington Credit Company, and began operating as a taxable C-Corp. As a taxable C-Corp, we conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. This includes holding a core portfolio of liquid Agency MBS pools in order to maintain our exemption from the 1940 Act. During this time, we also plan to take advantage of our significant existing net operating loss carryforwards to offset the majority of our U.S. federal taxable income.
On April 1, 2025, we intend to convert to a Delaware closed-end fund registered under the 1940 Act that will elect to be treated as a regulated investment company (a "RIC") under the Code (such actions, collectively, the "Conversion"). We obtained shareholder approval of certain matters related to the Conversion at a special meeting of shareholders held on January 17, 2025 (the "Special Meeting"). In conjunction with the Conversion, we intend to liquidate the vast majority of our remaining mortgage- and real estate-related assets and, upon the effectiveness of the Conversion, we intend to operate so as to qualify to be taxed as a RIC under subchapter M of the Code. After the Conversion, we would generally not be subject to corporate tax.
Our primary objective is to generate attractive current yields and risk-adjusted total returns for our shareholders by making investments that we believe compensate us appropriately for the associated risks. Following the CLO Strategic Transformation, we now seek to attain this objective by constructing and actively managing a portfolio of corporate CLOs, primarily mezzanine debt and equity tranches, which are typically collateralized by portfolios consisting primarily of below-investment-grade senior secured loans with a large number of discrete underlying borrowers across various industry sectors. CLOs are a form of asset-backed security collateralized by syndicated corporate loans which receive interest and principal cash flows from these underlying loans. Senior debt tranches are paid first, then mezzanine debt tranches, and finally, equity. Additionally, we may also invest in CLO loan accumulation facilities, which are entities that acquire corporate loans and other similar corporate credit-related assets in anticipation of ultimately collateralizing a CLO transaction.
We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington has a longstanding record of investing in the CLO sector. In connection with the CLO Strategic Transformation, on June 25, 2024, our Board of Trustees unanimously approved the Management Agreement where, in addition to carrying over the removal of certain provisions related to the maintenance of our REIT status (which had been made in the prior amendment), our Board of Trustees determined to more closely align the management fee arrangement between us and our Manager with the advisory fee structures of CLO-focused registered closed-end funds.
We currently use leverage in our strategies and to date have financed our assets exclusively through repurchase agreements, which we account for as collateralized borrowings. As of December 31, 2024, we had outstanding borrowings under repurchase agreements in the amount of $563.0 million with 14 counterparties; 89% of such borrowings were collateralized by Agency RMBS and 11% were collateralized by CLOs. As part of the Conversion, we intend to sell our remaining liquid Agency MBS pools and operate in compliance with 1940 Act requirements.
As of December 31, 2024, our book value per share was $6.53 as compared to $7.32 as of December 31, 2023, respectively.
Trends and Recent Market Developments
Market Overview
Federal Reserve Policy
•In 2024, the U.S. Federal Reserve maintained its federal funds rate target range of 5.25%–5.50% across its first five meetings. At the September meeting, the Federal Reserve cut rates for the first time in four years, reducing the target range by 50 basis points to 4.75%–5.00%. The Federal Reserve cited a balance in risks to its employment and inflation goals.
•Subsequent meetings in November and December brought additional 25-basis-point cuts, bringing the range to 4.25%–4.50%. However, the December Summary of Economic Projections signaled a slower pace of rate cuts in 2025, with only two 25-basis-point reductions anticipated. Chair Powell noted further progress lowering inflation as a prerequisite for additional cuts.

•In June, the Federal Reserve reduced the pace of its balance sheet contraction by lowering the cap on portfolio runoff of U.S. Treasury securities from $60 billion to $25 billion, while maintaining the $35 billion cap on Agency RMBS.
Interest Rates
•Following sharp declines in the fourth quarter of 2023, interest rates rose in the first quarter of 2024 as expectations for Federal Reserve rate cuts shifted later in the year. The 2-year U.S. Treasury yield increased by 37 basis points to 4.62%, while the 10-year U.S. Treasury yield rose by 32 basis points to 4.20%. Interest rate volatility declined, with the MOVE Index reaching a two-year low by quarter-end.
In the second quarter, interest rates rose in April before declining in May and June, ending slightly higher overall. The 2-year U.S. Treasury yield increased by 13 basis points to 4.75%, and the 10-year U.S. Treasury yield rose by 20 basis points to 4.40%. Volatility spiked in mid-April but fell through the quarter's end.
The third quarter saw significant declines in interest rates, particularly short-term rates. The 10-year U.S. Treasury yield exceeded the 2-year yield for the first time since July 2022. The 2-year yield dropped by 111 basis points to 3.64%, and the 10-year yield fell by 62 basis points to 3.78%. Volatility spiked in early August and September before subsiding.
In the fourth quarter, interest rates reversed course again, with the 2-year U.S. Treasury yield rising 60 basis points to 4.24% and the 10-year U.S. Treasury yield increasing 79 basis points to 4.57%. The MOVE Index peaked ahead of the U.S. presidential election but declined by year-end.
For 2024 as a whole, the 2-year U.S. Treasury yield decreased by 1 basis point, while the 10-year yield rose by 69 basis points.
•Mortgage rates closely tracked long-term interest rate movements. The Freddie Mac survey 30-year mortgage rate rose to 7.22% in May before declining to 6.08% by late September. Mortgage rates spiked again in the fourth quarter, ending the year at 6.85%.
•SOFR rates were stable in the first half of 2024 but fell sharply in the second half, reflecting the Federal Reserve rate cuts. For the full year, one-month SOFR decreased 102 basis points to 4.33%, while three-month SOFR fell 103 basis points to 4.31%. SOFR rates drive many of our financing costs.
Housing and Economic Indicators
•Housing price metrics showed modest gains for the full year. The S&P CoreLogic Case-Schiller US National Home Price Index increased by 3.9%, while the National Association of Realtors Housing Affordability Index rose 0.2%.
•The Mortgage Bankers Association's Refinance Index, although still low on an historical basis, rose significantly in the first three quarters of 2024, tripling between the start of the year and September 27th. However, the index declined sharply in the fourth quarter, ending 2024 only slightly higher year-over-year.
•Similarly, mortgage prepayment speeds increased during the year but remained at relatively low levels. Prepayment speeds for Fannie Mae 30-year RMBS started at 4.4 CPR in January 2024 and trended upward for most of the year, reaching a peak of 8.3 CPR in October. Prepayment speeds then declined towards year-end, with Fannie Mae 30-year RMBS registering 6.0 CPR in December.
•U.S. real GDP grew at annualized rates of 1.6% in the first quarter, 3.0% in the second quarter, and 3.1% in the third quarter, with an estimated growth rate of 2.3% in the fourth quarter. Unemployment edged up from 3.8% to 4.1% by year-end.
•Inflation trended lower, with the 12-month percentage change in the Consumer Price Index for All Urban Consumers, not seasonally adjusted, falling from 3.1% in January to a low of 2.4% in September before ending the year at 2.9%.
Fixed Income Performance
•MBS returns were mixed, with the Bloomberg U.S. MBS Index posting a full-year positive return of 1.20% and a positive excess return (on a duration-adjusted basis) of 0.37% relative to the Bloomberg U.S. Treasury Index. The performance of both indices was volatile, particularly in the fourth quarter, when returns were sharply negative overall.
•Corporate bonds fared better. The Bloomberg U.S. Corporate Bond Index returned 2.13% with an excess return of 2.46%, while the Bloomberg High Yield Bond Index posted an 8.19% return and 5.02% excess return. Corporate credit spreads tightened, with the Markit CDX North America Investment Grade and High Yield Indices narrowing by 7 and 45 basis points, respectively.

Leveraged Loans and CLOs
•Including $800 billion in repricings, U.S. leveraged loan issuance reached a record $1.5 trillion in 2024, per PitchBook|LCD. CLO new issue volume also hit a record, exceeding $200 billion, according to BofA Global Research.
•Default rates on U.S. leveraged loans declined in 2024. According to PitchBook|LCD the twelve-month trailing default rate on the Morningstar LSTA Leveraged Loan Index fell to 0.80% as of September 30th, compared to 1.53% at the start of the year. Default rates rose slightly to 0.91% by December 31st, but remained well below the 10-year historical average of 1.62%.
•Additionally, prices on leveraged loans increased, with the Morningstar LSTA US Leveraged Loan Index rising by $1.10 over the year, reaching $97.33 as of December 31st.
•European leveraged loans followed a similar trend, with default rates declining significantly year over year, to 0.42% from 1.62%. Prices increased as well, with the Morningstar LSTA EU Leveraged Loan Index rising by €1.96 to €98.01.
Equity Markets
•U.S. equities posted another strong year in 2024: the Dow Jones rose 12.9%, the S&P 500 gained 23.3%, and the NASDAQ climbed 28.6%. The FTSE 100 and MSCI World Indexes also posted gains of 5.7% and 17.0%, respectively.
•Equity volatility spiked at several points during 2024, with the VIX reaching, in early August, its highest level since October 2020.
Portfolio Overview and Outlook
Our CLO portfolio expanded nearly tenfold year over year to $171.1 million as of December 31, 2024, from $17.4 million, as we rotated investment capital into CLOs in conjunction with the CLO Strategic Transformation. As of December 31, 2024, our CLO portfolio consisted of $99.1 million of CLO equity tranches, ($91.8 million dollar-denominated, $7.3 million non-dollar denominated) and $72.0 million of CLO notes, specifically mezzanine debt tranches ($55.2 million dollar-denominated, $16.8 million non-dollar denominated).
In conjunction with the Conversion, we intend to liquidate the vast majority of our remaining mortgage- and real estate-related assets and rotate all investment capital into CLOs. Moving forward, we expect our CLO holdings to continue to be a blend of CLO equity and CLO debt investments, with the capital allocations fluctuating over time based on market opportunities. In addition, we intend to continue to invest in both dollar-denominated and non-dollar denominated CLO investments, based on relative value opportunities, but expect the majority of our CLO investments will continue to be dollar-denominated.
The size of our Agency RMBS holdings decreased by 30% to $512.3 million as of December 31, 2024, compared to $728.0 million as of December 31, 2023, primarily driven by net sales in conjunction with the CLO Strategic Transformation, as well as paydowns. Meanwhile, we sold our remaining non-Agency RMBS and interest only securities throughout the year and held only a de minimis amount at year end.
As of December 31, 2024, our mortgage-backed securities portfolio consisted almost entirely of $512.3 million of fixed-rate Agency "specified pools," and a de minimis amount of Agency interest-only securities, or "Agency IOs." Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through government-sponsored refinancing programs, and mortgages with various other characteristics.
Our debt-to-equity ratio, adjusted for unsettled trades, decreased to 2.9:1 as of December 31, 2024, as compared to 5.3:1 as of December 31, 2023. The decline was driven by significantly higher shareholder's equity and less leverage on our CLO investments relative to Agency investments. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions. As of December 31, 2024, 89% of our borrowings were secured by Agency RMBS and 11% were secured by CLOs.
During the year, we continued to hedge interest rate risk through the use of interest rate swaps and short positions in U.S. Treasury securities and futures. We ended the year with a net short TBA position on a notional basis, but a net long TBA position as measured by 10-year equivalents. 10-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates. We also maintained modest credit hedge and currency hedge portfolios at year end.

As of December 31, 2024, we had cash and cash equivalents of $31.8 million, in addition to other unencumbered assets of $79.2 million. This compares to cash and cash equivalents of $38.5 million, and other unencumbered assets of $22.9 million, as of December 31, 2023.
CLO Performance
In 2024, the U.S. CLO market benefited from strengthening loan fundamentals and robust demand for leveraged loans, as well as from spread tightening across credit risk assets broadly. The trailing-twelve-month payment default rate for the Morningstar LSTA U.S. Leveraged Loan Index (the "U.S. LL Index") declined to 91 basis points at the end of 2024, which was 62 basis points lower year over year, while the balance of loans in the U.S. LL Index rated CCC+ or below declined to 5.3%, the lowest level since October 2022. The U.S. LL Index price rose $1.10 to $97.33 at year-end, which combined with interest payments drove a total return for the year of nearly 9%.
Leveraged loan prepayment and repricing rates surged in 2024, with prepayment rates on the U.S. LL Index increasing to 28% from 18% on a trailing-twelve-month basis, as borrowers took advantage of highly accessible capital markets to refinance debt at lower spreads, extend maturities, and increase liquidity. As a result, the broadly syndicated loan market saw gross issuance of nearly $1.5 trillion for the year, the largest annual issuance amount on record, split between $650 billion of new loan issuance and refinancings, and more than $800 billion in repricings. The wave of issuance was met by significant demand for the asset class, driven by a record year of CLO new issuance as well (over $200 billion in 2024), in addition to nearly $9 billion of net capital inflows into leveraged loan retail funds. On balance, the U.S. LL Index experienced net issuance of only $21 billion year-over-year. Net issuance in the U.S. CLO market was similarly limited in 2024.
The European CLO market also enjoyed strengthening loan fundamentals in 2024, benefiting from a full year default rate of just 42 basis points—120 basis points lower than 2023's default rate. However, loan prepayment rates rose less than in the U.S., increasing to 13.1 CPR (+2.6 CPR year over year). As a result of lower loan prepayment rates, the amount outstanding underlying the European leveraged loan index grew by 11%, compared to 2% in the U.S.
In both the U.S. and Europe, declining default rates contributed to strong demand for CLO debt and equity tranches, and along with limited net CLO issuance, drove CLO mezzanine and equity credit spreads tighter over the course of 2024. Additionally, high prepayment rates in the U.S. drove substantial deleveraging in many seasoned CLOs, contributing to incremental credit spread tightening in many mezzanine tranches. However, investors remained wary of credit dispersion and lower-quality loan portfolios in the U.S., driving debt spreads modestly wider for certain CLOs with elevated exposure to such assets. In Europe, while CLO mezzanine tranches did not benefit as much from elevated prepayment rates and rapid deal deleveraging, they were aided by reduced credit dispersion in their underlying loan portfolios relative to U.S. CLOs.
U.S. CLO equity performance, while positive in 2024, was mixed relative to CLO mezzanine performance. While declining default rates contributed to demand for CLO equity tranches and alleviated credit losses, rapid prepayment rates in the loan market led to both price declines for loans trading above par and compression in loan floating rate spreads. This occurred as a result of large volumes of loans trading at premiums to par being refinanced at par and replaced with lower-spread loans, triggering mark-to-market losses in some CLO equity profiles as both their interest payments (due to lower excess interest in the CLO) and underlying asset values declined in tandem. Loan repayment rate effects were somewhat mitigated by tightening CLO debt spreads, which allowed some deals to refinance their debt or reset their debt (which also included reinvestment period extension in addition to debt cost reduction). Deals that were able to exercise refinancing or reset options, typically those with higher existing costs of debt and better-performing portfolios, delivered stronger equity returns in 2024. In Europe, CLO equity performance was generally stronger as a result of slower prepayment speeds, rendering the negative impact of the repayment of premium loans less pronounced, as well as low default rates.
Our CLO strategy had strong results for the year, led by robust net interest income and net gains in our U.S. and European CLO debt portfolios, supported by opportunistic sales, tighter credit spreads on held positions, and redemptions of several of our discount seasoned CLO mezzanine tranches. Performance from CLO equity was modestly positive, with net interest income exceeding net unrealized losses.
Non-Agency Performance
Our non-Agency RMBS portfolio and interest-only securities generated positive results for the year, driven by net interest income and net gains associated with several profitable sales.
Agency Performance
In the first quarter of 2024 Agency MBS underperformed as expectations for a Federal Reserve rate cut were delayed, pushing interest rates higher and yield spreads wider, especially in February. Spreads recovered in March due to lower volatility and capital inflows, but Agency MBS generated a modestly negative excess return to U.S. Treasury securities overall for the quarter.
In April, renewed inflation concerns and a hawkish Federal Reserve caused Agency MBS yield spreads to widen. However, declining interest rates and volatility in May and June reversed most of the widening, leading to slight underperformance against benchmark indices for the quarter.
The third quarter saw falling interest rates, a steepening yield curve, and tightening Agency MBS yield spreads as markets anticipated Federal Reserve rate cuts. In September, the Federal Reserve reduced the target range for the federal funds rate by 50 basis points and signaled further cuts, leading Agency MBS to outperform benchmark indices in the quarter.
In the fourth quarter, rising interest rates and intra-quarter volatility caused Agency MBS to underperform relative to benchmark indices.
For 2024, the Bloomberg Barclays U.S. MBS Index posted a positive return of 1.20% and a positive excess return (on a duration-adjusted basis) of 0.37% relative to the Bloomberg U.S. Treasury Index. Our Agency portfolio generated positive results for the year as well, with net gains on interest rate hedges exceeding net losses on Agency MBS.
Average pay-ups on our specified pool portfolio decreased to 0.20% as of December 31, 2024, as compared to 1.01% as of December 31, 2023, as we rotated into highly liquid pools with low pay-ups in preparation for the Conversion.
Our net mortgage assets-to-equity ratio—which we define as the net aggregate market value of our mortgage-backed securities (including the underlying market values of our long and short TBA positions) divided by total shareholders' equity —declined year over year. The decrease was driven by significantly higher shareholders' equity and a smaller Agency RMBS portfolio. From time to time, in response to market opportunities and other factors, we increase or decrease our net mortgage assets-to-equity ratio by varying the sizes of our net short TBA position and/or our long RMBS portfolio in relation to the portion of our overall shareholders' equity employed in our mortgage-related strategies. The following table summarizes our net mortgage assets-to-equity ratio and provides additional details, for the last five quarters, to illustrate this fluctuation.

	Notional Amount of Long TBAs	Notional Amount of Short TBAs	Fair Value of MBS	Net Long (Short) TBA Underlying Market Value(1)	Net Mortgage Assets-to-Equity Ratio
($ In thousands)
December 31, 2024	$61,190	$(69,156)	$512,309	$(15,175)	2.6:1
September 30, 2024	320,168	(201,374)	473,464	101,202	3.0:1
June 30, 2024	216,728	(173,074)	551,248	29,242	4.0:1
March 31, 2024	66,220	(66,830)	766,954	(3)	5.4:1
December 31, 2023(2)	107,422	(78,285)	756,131	36,679	5.8:1
(1)Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.
(2)Conformed to current period presentation.
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended December 31, 2024, September 30, 2024, June 30, 2024, March 31, 2024, and December 31, 2023.

	Three-Month Period Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Three-Month Constant Prepayment Rates(1)	9.5	7.5	6.7	5.2	6.8
(1)Excludes recent purchases of fixed rate Agency specified pools with no prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of December 31, 2024 and 2023.

		December 31, 2024				December 31, 2023
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Weighted Average Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Weighted Average Coupon
		(In thousands)				(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	2.50–2.99	—	—	—	—%	3,794	3,550	52	2.50%
	3.00–3.49	—	—	—	—%	4,829	4,645	103	3.00%
	3.50–3.99	—	—	—	—%	9,960	9,684	92	3.50%
	4.00–4.49	—	—	—	—%	10,013	9,918	60	4.00%
	4.50–4.99	—	—	—	—%	51	50	167	4.50%
Total 15-year fixed-rate mortgages		—	—	—	—%	28,647	27,847	78	3.46%
20-year fixed-rate mortgages:
	2.00–2.49	—	—	—	—%	4,063	3,502	42	2.00%
	3.00–3.49	—	—	—	—%	1,147	1,045	46	3.00%
	4.00–4.49	—	—	—	—%	1,255	1,225	41	4.00%
	4.50–4.99	—	—	—	—%	491	489	63	4.50%
	5.00–5.49	—	—	—	—%	577	583	64	5.00%
	6.50–6.99	—	—	—	—%	991	1,019	6	6.50%
Total 20-year fixed-rate mortgages		—	—	—	—%	8,524	7,863	41	3.30%
30-year fixed-rate mortgages:
	2.00–2.49	—	—	—	—%	4,614	3,687	38	2.00%
	2.50–2.99	25,728	20,980	37	2.50%	37,503	32,160	36	2.50%
	3.00–3.49	—	—	—	—%	76,869	68,695	59	3.00%
	3.50–3.99	55,966	49,505	32	3.50%	111,327	104,283	73	3.50%
	4.00–4.49	93,905	85,833	15	4.00%	134,317	129,181	72	4.00%
	4.50–4.99	55,755	52,504	14	4.50%	124,152	122,062	51	4.50%
	5.00–5.49	96,309	93,163	24	5.00%	106,323	105,851	28	5.00%
	5.50–5.99	94,550	93,457	12	5.50%	39,423	39,801	19	5.50%
	6.00–6.49	45,589	45,954	9	6.00%	18,084	18,478	14	6.00%
	6.50–6.99	69,146	70,911	12	6.50%	44,898	46,096	7	6.50%
Total 30-year fixed-rate mortgages		536,948	512,307	18	4.86%	697,510	670,294	49	4.26%
Total fixed-rate Agency RMBS		$536,948	$512,307	18	4.86%	$734,681	$706,004	50	4.21%
For the year ended December 31, 2024, we had total net realized and unrealized losses on our Agency securities of $(16.1) million, or $(0.68) per share, and net realized losses of $(24.8) million, or $(1.05) per share.
For the year ended December 31, 2024, we continued to hedge interest rate risk through the use of interest rate swaps and short positions in TBAs, U.S. Treasury securities, and futures. We had total net realized and unrealized gains of $24.1 million, or $1.02 per share, on our interest rate hedging portfolio, driven by the increase in interest rates during the year. These gains exclude net realized and unrealized losses of $(4.2) million, or $(0.18) per share, on our long TBAs held for investment.

We ended the quarter with a net short TBA position on a notional basis, but a net long position as measured by 10-year equivalents. Ten-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates. The relative makeup of our interest rate hedging portfolio can change materially from period to period. As of December 31, 2024, we also maintained a modest credit and foreign currency hedge portfolio.
After giving effect to dividends declared during the year ended December 31, 2024 of $0.96 per share, our book value per share decreased to $6.53 as of December 31, 2024, from $7.32 as of December 31, 2023, and we had an economic return of 2.3% for the year ended December 31, 2024. Economic return for a period is computed by adding back dividends declared during the period to ending book value per share, and comparing that amount to book value per share as of the beginning of the period.
Financing
For the years ended December 31, 2024 and 2023, our average repo borrowing cost was 5.48% and 5.18%, respectively, driven by increases in short-term interest rates year over year and the growth of our CLO portfolio, as our CLO portfolio has higher borrowing costs compared to our Agency RMBS portfolio. As of December 31, 2024 and 2023, the weighted average borrowing rate on our repurchase agreements was 4.81% and 5.58%, respectively.
While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as banks, are active in providing repo financing. Most of our outstanding repo financing is still provided by banks and bank affiliates; however, we have also entered into repo agreements with non-bank dealers.
Our debt-to-equity ratio was 2.9:1 as of December 31, 2024, as compared to 5.4:1 as of December 31, 2023. Adjusted for unsettled trades, our debt-to equity ratio was also 2.9:1 as of December 31, 2024, as compared to 5.3:1 as of December 31, 2023. The year over year decline was driven by significantly higher shareholders' equity and less leverage on our CLO investments (relative to Agency investments), which constituted a significantly larger proportion of our overall portfolio as of December 31, 2024, compared to December 31, 2023. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
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
The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment, or "Catch-up Amortization Adjustment," is made to interest income to reflect the cumulative impact of the changes in effective yields. For the years ended December 31, 2024 and 2023, we recognized a Catch-up Amortization Adjustment of $(0.5) million and $(0.1) million, respectively. The Catch-up Amortization Adjustment is reflected as an increase (decrease) to interest income on the Consolidated Statement of Operations. Our accretion of discounts and amortization of premiums on securities for U.S. federal and other tax purposes is likely to differ from the accounting treatment under U.S. GAAP of these items as described above. See Note 2 of the notes to our consolidated financial statements for more information on the assumptions and methods that we use to amortize purchase premiums and accrete purchase discounts.
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

Financial Condition
Investment portfolio
The following tables summarize our securities portfolio as of December 31, 2024 and 2023:

	December 31, 2024					December 31, 2023
($ In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Credit Portfolio:
Dollar Denominated:
CLOs
CLO Notes	$65,954	$55,157	$83.63	$55,363	$83.94	$16,876	$14,491	$85.87	$14,441	$85.57
CLO Equity	n/a	91,832	n/a	97,267	n/a	n/a	2,926	n/a	2,947	n/a
Total Dollar Denominated CLOs		146,989		152,630			17,417		17,388
Corporate Debt	1,787	428	23.95	398	22.27	—	—	—	—	—
Corporate Equity	n/a	56	n/a	75	n/a	n/a	—	n/a	—	n/a
Non-Agency RMBS(2)	—	—	—	—	—	9,953	9,409	94.53	8,189	82.28
Non-Agency IOs	n/a	—	n/a	—	n/a	n/a	11,310	n/a	8,700	n/a
Total Dollar Denominated Credit		147,473		153,103			38,136		34,277
Non-Dollar Denominated:
CLOs
CLO Notes	17,368	16,835	96.93	17,219	99.14	—	—	—	—	—
CLO Equity	n/a	7,298	n/a	7,995	n/a	n/a	—	n/a	—	n/a
Total non-Dollar Denominated CLOs		24,133		25,214			—		—
Total Credit		171,606		178,317			38,136		34,277
Agency Portfolio:
Dollar Denominated:
Agency RMBS(2)
15-year fixed-rate mortgages	—	—	—	—	—	28,647	27,847	97.21	28,765	100.41
20-year fixed-rate mortgages	—	—	—	—	—	8,524	7,863	92.25	9,033	105.97
30-year fixed-rate mortgages	536,948	512,307	95.41	519,628	96.77	697,510	670,294	96.10	682,379	97.83
ARMs	—	—	—	—	—	7,127	7,119	99.89	8,060	113.09
Reverse mortgages	—	—	—	—	—	14,406	14,874	103.25	16,589	115.15
Total Agency RMBS	536,948	512,307	95.41	519,628	96.77	756,214	727,997	96.27	744,826	98.49
Agency IOs	n/a	2	n/a	2	n/a	n/a	7,415	n/a	6,607	n/a
Total Agency		512,309		519,630			735,412		751,433
Dollar Denominated:
U.S. Treasury securities sold short	(23,603)	(22,578)	95.66	(22,962)	97.28	—	—	—	—	—
Reverse repurchase agreements	23,000	23,000	100.00	23,000	100.00	—	—	—	—	—
Total, net		$684,337		$697,985			$773,548		$785,710
(1)Expressed as a percentage of the current principal balance.
(2)Excludes IOs.
As of December 31, 2024, 72% of our invested capital, calculated based on risk capital, was allocated to corporate CLOs and 28% was allocated to mortgage-related securities. Substantially all of our mortgage-related securities are Agency RMBS, which include investments in Agency pools.
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
Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of December 31, 2024 and 2023:

(In thousands)	December 31, 2024	December 31, 2023
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$—	$654
TBA securities sale contracts	592	—
Fixed payer interest rate swaps	39,125	67,719
Fixed receiver interest rate swaps	1,192	3,622
Futures	170	2,284
Credit default swaps	705	—
Forwards	83	—
Total financial derivatives–assets, at fair value	41,867	74,279
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(1,363)	(13)
TBA securities sale contracts	—	(1,863)
Fixed payer interest rate swaps	(1,401)	(4,182)
Fixed receiver interest rate swaps	(194)	(576)
Futures	(811)	(63)
Credit default swaps	(1,912)	(632)
Total financial derivatives–liabilities, at fair value	(5,681)	(7,329)
Total	$36,186	$66,950
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

In the case of TBAs, many of our positions are short TBA positions with negative duration, meaning that should interest rates rise, we would expect to profit from these positions. These profits would then serve to offset corollary expected increases in our current and/or future borrowing costs under our repurchase agreements, and so in this manner our short TBA positions serve as a hedge against potential increases in interest rates. While we use TBAs to hedge interest rate risk and certain other risks, we also hold net long positions in certain TBA securities as a means of acquiring exposure to Agency RMBS.
CLOs, on the other hand, generally have less interest rate risk than fixed-rate RMBS, because they are primarily backed by floating-rate loans. As a result, we had no interest rate hedges in place with respect to our CLO portfolio at year end.
Credit Risk Hedging
We opportunistically enter into short credit positions using derivative instruments to protect against adverse credit events and/or spread widening risk with respect to our CLOs, or other assets, subject to maintaining our exemption from the 1940 Act prior to the Conversion. The derivative instruments that we use for credit hedging purposes may include contracts referencing the secured or unsecured debt or equity of certain corporations, as well as contracts referencing indices comprised of corporate debt and equity. We may also utilize tranches or option contracts on corporate credit or equity indices, as well as contracts referencing various MBS indices and other derivative instruments. Currently, our credit hedges consist of CDS on corporate bond indices, although there are periods of time where we have no credit hedges in place.
The composition and relative mix of our hedging instruments may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals. At year end, we held a modest credit hedge portfolio.
Foreign Currency Hedging
To the extent that we hold instruments denominated in currencies other than U.S. dollars, we may enter into transactions to offset the potential adverse effects of changes in currency exchange rates. In particular, we may use currency forward contracts and other currency-related derivatives to mitigate this risk. At year end, we maintained foreign currency hedges in connection with our European CLO holdings.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of December 31, 2024 and 2023. We had no other borrowings outstanding.

	December 31, 2024			December 31, 2023
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)			(In thousands)
30 days or less	$538,614	4.78%	15	$713,678	5.56%	17
31-60 days	24,360	5.57	43	6,131	6.69	46
61-90 days	—	—	—	9,734	6.47	67
Total	$562,974	4.81%	16	$729,543	5.58%	17
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of December 31, 2024 and 2023, our total debt-to-equity ratio was 2.9:1 and 5.4:1, respectively. Collateral transferred with respect to our outstanding repo borrowings, including net cash collateral posted or (received), had an aggregate fair value of $0.6 billion and $0.8 billion, as of December 31, 2024 and 2023, respectively. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets conditions, and the timing of security purchase and sale transactions.
Shareholders' Equity
As of December 31, 2024, our shareholders' equity increased to $193.7 million from $136.2 million as of December 31, 2023. This increase principally consisted of net proceeds from the issuance of shares of $73.6 million and a net income of $6.6 million, partially offset by dividends declared of $23.1 million. As of December 31, 2024, our book value per share was $6.53, as compared to $7.32 as of December 31, 2023.

Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(In thousands except for per share amounts)	2024	2023
Interest Income (Expense)
Interest income	$49,863	$42,549
Interest expense	(34,794)	(45,256)
Net interest income (expense)	15,069	(2,707)
Expenses
Management fees to affiliate	2,539	1,804
Other operating expenses	6,245	3,731
Total expenses	8,784	5,535
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	(18,432)	3,171
Net realized and change in net unrealized gains (losses) on financial derivatives	19,908	9,630
Other, net	(665)	—
Total Other Income (Loss)	811	12,801
Net Income (Loss) before income taxes	7,096	4,559
Income tax expense (benefit)	510	—
Net Income (Loss)	$6,586	$4,559
Net Income (Loss) Per Common Share	$0.28	$0.31
Results of Operations for the Years Ended December 31, 2024 and 2023
Net Income (Loss)
Net income (loss) for the year ended December 31, 2024 was $6.6 million, as compared to $4.6 million for the year ended December 31, 2023. The period-over-period change in our results of operations was primarily due to positive net interest income in the current period, as compared to negative net interest income in the prior period, partially offset by a decline in total other income and an increase in total expenses.
Interest Income
Our portfolio as of December 31, 2024 consisted of credit investments, primarily CLOs, and Agency RMBS. As of December 31, 2023, our portfolio consisted primarily Agency RMBS, with credit investments including CLOs and non-Agency RMBS. Before interest expense, we earned approximately $45.4 million and $38.8 million in interest income on these securities for the years ended December 31, 2024 and 2023, respectively. The period-over-period increase in interest income was driven by higher asset yields in both our Agency and credit portfolios, along with higher average holdings in our credit portfolio which have a significantly higher yield relative to our Agency portfolio.
The Catch-up Amortization Adjustment causes variability in our interest income and portfolio yields. For the years ended December 31, 2024 and 2023, we had a negative Catch-up Amortization Adjustments of approximately $(0.5) million and $(0.1) million, respectively, which decreased interest income. Excluding the Catch-up Amortization Adjustments, the weighted average yield of our overall portfolio was 6.57% and 4.09% for the years ended December 31, 2024 and 2023, respectively.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the years ended December 31, 2024 and 2023:

	Agency(1)			Credit(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Year ended December 31, 2024	$29,047	$596,906	4.87%	$16,341	$101,009	16.18%	$45,388	$697,915	6.50%
Year ended December 31, 2023	$36,186	$928,386	3.90%	$2,645	$22,678	11.66%	$38,831	$951,064	4.08%
(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin), long U.S. Treasury securities, and reverse repurchase agreements.

Interest Expense
For the years ended December 31, 2024 and 2023, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the years ended December 31, 2024 and 2023 was $34.8 million and $45.3 million, respectively, which primarily consisted of interest expense on our repo borrowings. The year-over-year decrease in total interest expense primarily resulted from lower overall borrowings driven by growth of the CLO portfolio, which carries significantly less leverage compared to Agency RMBS. The decline in our total interest expense was partially offset by higher financing costs stemming from elevated short-term interest rates during the first half of the year. In addition, the growth in our CLO portfolio also contributed to an increase in our average cost of funds, which partially offset the decline in interest expense, as our CLO portfolio has higher borrowing costs compared to our Agency RMBS portfolio.
The following table provides details of our borrowings under repurchase agreements for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average Borrowed Funds	Interest Expense	Average Cost of Funds
($ In thousands)
Repurchase Agreements:
Credit:
CLO	$26,165	$1,594	6.09%	$576	$39	6.85%
Non-Agency RMBS	9,025	614	6.81%	14,921	976	6.54%
Total Credit	35,190	2,208	6.28%	15,497	1,015	6.55%
Agency RMBS	543,768	29,557	5.44%	822,543	42,386	5.15%
Subtotal	578,958	31,765	5.49%	838,040	43,401	5.18%
U.S. Treasury securities	23,370	1,235	5.28%	16,023	849	5.30%
Total	$602,328	$33,000	5.48%	$854,063	$44,250	5.18%
(1)Amounts exclude interest expense on cash and cash equivalents (including when received as margin) and short positions in U.S. Treasury securities.
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

The following table details the components of our adjusted cost of funds(1) for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024			Year Ended December 31, 2023
($ In thousands)	Average Borrowed Funds(3)	Interest Expense (Benefit)	Average Cost of Funds	Average Borrowed Funds(3)	Interest Expense (Benefit)	Average Cost of Funds
Repurchase Agreements:
Credit(2):
CLO	$26,165	$1,594	6.09%	$576	$39	6.85%
Non-Agency RMBS	9,025	614	6.81%	14,921	976	6.54%
Total Credit	35,190	2,208	6.28%	15,497	1,015	6.55%
Agency RMBS	543,768	29,557	5.44%	822,543	42,386	5.15%
Subtotal(4)	578,958	31,765	5.49%	838,040	43,401	5.18%
Adjustments:
Net interest (income) expense related to U.S. Treasury securities(5)		125	0.02%		9	—%
Net periodic expense (benefit) paid or payable on interest rate swaps		(19,105)	(3.30)%		(21,078)	(2.52)%
Total Adjusted Cost of Funds	$578,958	$12,785	2.21%	$838,040	$22,332	2.66%
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
For the year ended December 31, 2024, the weighted average yield on our Agency RMBS and credit portfolios excluding the impact of the Catch-up Amortization Adjustment was 6.57%, while our total adjusted average cost of funds, including interest rate swaps and net short U.S. Treasury securities, was 2.21%, resulting in a net interest margin of 4.37%. By comparison, for the year ended December 31, 2023, the weighted average yield of our portfolio of Agency and credit portfolios excluding the impact of the Catch-up Amortization Adjustment was 4.09%, while our total adjusted average cost of funds, including interest rate swaps and net short U.S. Treasury securities, was 2.66%, resulting in a net interest margin of 1.43%.
Management Fees
For the years ended December 31, 2024 and 2023, our management fee expense was approximately $2.5 million and $1.8 million, respectively. Management fees are calculated based on our shareholders' equity at the end of each quarter. The increase in the management fee period over period was driven by higher shareholders' equity during the year ended December 31, 2024.
Other Operating Expenses
Other operating expenses, as presented above, includes professional fees, compensation expense, insurance expense, and various other operating expenses included on the Consolidated Statement of Operations incurred in connection with the operation of our business. For the years ended December 31, 2024 and 2023, our other operating expenses were approximately $6.2 million and $3.7 million, respectively. The increase in other operating expenses for the year ended December 31, 2024 was primarily due to increases in professional fees, compensation expense, and other operating expenses related to the CLO Strategic Transformation.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the year ended December 31, 2024, Other income (loss) was $0.8 million, consisting primarily of net realized and unrealized gains of $19.9 million on our financial derivatives, which were partially offset by net realized and unrealized losses of $(18.4) million on our securities. Net realized and unrealized gains of $19.9 million on our financial derivatives consisted of net realized and unrealized gains of $26.2 million on our interest rate swaps and $0.4 million on our forwards, partially offset by net realized and unrealized losses of $(4.1) million on our U.S. Treasury futures, $(1.8) million on our TBAs, $(0.7) million on our credit default swaps, and $(0.1) million on Euro FX futures. The net gain on our financial derivatives was primarily the result of rising interest rates during much of 2024, partially offset by net losses in the third quarter driven by declining interest rates in that period. Net realized and unrealized losses of $(18.4) million on our securities consisted primarily of net realized and unrealized losses of $(16.1) million on our on our Agency RMBS, $(3.7) million on our corporate CLOs, and $(0.4) million on our U.S. Treasury securities, partially offset by net realized and unrealized gains of $1.9 million on our non-Agency RMBS.
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
Income Tax Expense (Benefit)
We revoked our election to be taxed as a REIT, effective January 1, 2024, and operated as a taxable C-Corporation during 2024. While we operate as a taxable C-Corporation, we plan to use our existing net operating loss carryforwards (“NOLs”) to offset a majority of our US federal taxable income; to the extent that those NOLs are unable to offset our income, whether a majority or at all, our income is subject to the typical corporate federal and state income tax rates.
For the year ended December 31, 2024, income tax expense (benefit) was $0.5 million. No such expense was recorded for the year ended December 31, 2023, during which time we operated as a REIT. As a REIT, we generally were not subject to U.S. federal income tax on our REIT taxable income that was distributed to our shareholders.
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

The following table reconciles, for the years ended December 31, 2024 and 2023, Adjusted Distributable Earnings to the line on the Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure:

	Year Ended December 31,
(In thousands except for share amounts and per share amounts)	2024	2023
Net Income (Loss)	$6,586	$4,559
Income tax expense (benefit)	510	—
Net Income (Loss) before income taxes	$7,096	$4,559
Adjustments:
Net realized (gains) losses on securities	18,068	58,103
Change in net unrealized (gains) losses on securities	364	(61,274)
Net realized (gains) losses on financial derivatives	(38,487)	(28,562)
Change in net unrealized (gains) losses on financial derivatives	18,579	18,932
Net realized gains (losses) on periodic settlements of interest rate swaps	27,118	7,388
Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	(8,013)	13,690
Strategic Transformation costs and other adjustments(1)	2,452	102
Negative (positive) component of interest income represented by Catch-up Amortization Adjustment	491	62
Subtotal	20,572	8,441
Adjusted Distributable Earnings	$27,668	$13,000
Weighted Average Shares Outstanding	23,576,696	14,875,314
Adjusted Distributable Earnings Per Share	$1.17	$0.87
(1)For the year ended December 31, 2024, includes $1.7 million of expenses incurred primarily in connection with our strategic transformation, $0.8 million of net realized and unrealized (gains) losses on foreign currency translation, which is included in Other, net on the Consolidated Statement of Operations. For the year ended December 31, 2023, includes $0.1 million, respectively, of non-recurring transaction-related expenses.
Liquidity and Capital Resources
Liquidity refers to our ability to generate and obtain adequate amounts of cash to meet our requirements, including repaying our borrowings, funding and maintaining RMBS and other assets, paying dividends, and other general business needs. Our short-term (the 12 months following period end) and long-term (beyond 12 months from period end) liquidity requirements include acquisition costs for assets we acquire, payment of our management fee, compliance with margin requirements under our repurchase agreements, TBA and other financial derivative contracts, repayment of repurchase agreement borrowings to the extent we are unable or unwilling to extend our repurchase agreements, the payment of dividends, and payment of our general operating expenses. Our capital resources primarily include cash on hand, cash flow from our investments (including periodic principal and interest payments received on our securities and proceeds from the sale of securities), borrowings under repurchase agreements, and proceeds from equity offerings. We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs.
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
As of December 31, 2024 and 2023, we had $563.0 million and $729.5 million outstanding under our repurchase agreements, respectively. As of December 31, 2024, our outstanding repurchase agreements were with 14 counterparties.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of December 31, 2024 and 2023, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 9.5% and 5.7%, respectively.

The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
December 31, 2024	$562,974	$522,275	$562,974
September 30, 2024	486,921	526,138	542,365
June 30, 2024(1)	578,503	687,433	700,152
March 31, 2024	683,171	675,226	683,171
December 31, 2023	729,543	781,615	787,217
September 30, 2023	811,180	877,620	900,511
June 30, 2023	875,030	880,957	883,043
March 31, 2023	875,670	876,846	897,629
December 31, 2022	842,455	899,752	881,401
September 30, 2022	938,046	928,942	940,321
June 30, 2022	950,339	1,070,229	1,087,826
March 31, 2022	1,211,163	1,133,738	1,211,163
(1)During this quarter, our borrowings decreased as we continue to transition our portfolio, in connection with our strategic transformation, out of highly leveraged positions such as Agency RMBS to a higher concentration of CLOs, which are typically leveraged at lower levels.
As of December 31, 2024, we had an aggregate amount at risk under our repurchase agreements with 18 counterparties of $55.7 million. As of December 31, 2023, we had an aggregate amount at risk under our repurchase agreements with 19 counterparties of $50.1 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. If the amounts outstanding under repurchase agreements with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk under our repurchase agreements as of December 31, 2024 and 2023 does not include $3.1 million and $0.5 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of December 31, 2024, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with three counterparties of approximately $31.3 million. As of December 31, 2023, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with three counterparties of approximately $47.1 million. Additionally, we had $17.1 million and $21.1 million of initial margin for cleared OTC derivatives received from central clearinghouses as of December 31, 2024 and 2023, respectively. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of December 31, 2024, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with six counterparties of approximately $1.2 million. As of December 31, 2023, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $1.7 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling contracts plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
As of December 31, 2024, we had cash and cash equivalents of $31.8 million.
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
Year Ended December 31, 2024:

Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
	(In thousands)
$0.08	$2,372	December 6, 2024	December 31, 2024	January 27, 2025
0.08	2,304	November 7, 2024	November 29, 2024	December 26, 2024
0.08	2,304	October 7, 2024	October 31, 2024	November 25, 2024
0.08	2,237	September 9, 2024	September 30, 2024	October 25, 2024
0.08	2,160	August 7, 2024	August 30, 2024	September 25, 2024
0.08	2,026	July 8, 2024	July 31, 2024	August 26, 2024
0.08	1,691	June 10, 2024	June 28, 2024	July 25, 2024
0.08	1,638	May 7, 2024	May 31, 2024	June 25, 2024
0.08	1,610	April 8, 2024	April 30, 2024	May 28, 2024
0.08	1,586	March 7, 2024	March 29, 2024	April 25, 2024
0.08	1,586	February 7, 2024	February 29, 2024	March 25, 2024
0.08	1,585	January 8, 2024	January 31, 2024	February 26, 2024
Year Ended December 31, 2023:

Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
	(In thousands)
$0.08	$1,488	December 7, 2023	December 29, 2023	January 25, 2024
0.08	1,332	November 7, 2023	November 30, 2023	December 26, 2023
0.08	1,307	October 6, 2023	October 31, 2023	November 27, 2023
0.08	1,270	September 7, 2023	September 29, 2023	October 25, 2023
0.08	1,258	August 7, 2023	August 31, 2023	September 25, 2023
0.08	1,209	July 10, 2023	July 31, 2023	August 25, 2023
0.08	1,150	June 7, 2023	June 30, 2023	July 25, 2023
0.08	1,115	May 8, 2023	May 31, 2023	June 26, 2023
0.08	1,106	April 10, 2023	April 28, 2023	May 25, 2023
0.08	1,106	March 7, 2023	March 31, 2023	April 25, 2023
0.08	1,103	February 7, 2023	February 28, 2023	March 27, 2023
0.08	1,096	January 9, 2023	January 31, 2023	February 27, 2023
On January 8, 2025, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on February 25, 2025 to shareholders of record as of January 31, 2025.
On February 10, 2025, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on March 25, 2025 to shareholders of record as of February 28, 2025.

On March 7, 2025, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on April 25, 2025 to shareholders of record as of March 31, 2025.
At those times when cash flows from our operating activities are insufficient to fund our dividend payments, we fund such dividend payments through cash flows from our investing and/or financing activities, and in some cases from additional cash on hand. The following paragraphs summarize our cash flows for the years ended December 31, 2024 and 2023.
For the year ended December 31, 2024, our operating activities provided net cash of $9.1 million and our investing activities provided net cash of $116.4 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) used net cash of $183.9 million. Thus our operating and investing activities, when combined with such net financing activities, used net cash of $58.3 million. We also received proceeds from the issuance of common shares, net of commissions and offering costs paid of $73.8 million and we used $22.2 million to pay dividends. As a result of these activities, there was a decrease in our holdings of cash and cash equivalents of $6.7 million, from $38.5 million as of December 31, 2023 to $31.8 million as of December 31, 2024.
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
We have implemented an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents. On November 14, 2023, we implemented an “at the market” offering program, or the "2023 ATM program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $100.0 million of common shares from time to time. During the year ended December 31, 2024, we issued 10,964,023 common shares which provided $73.6 million of net proceeds after $0.6 million of commissions and $0.5 million of offering costs. As of December 31, 2024, we had $11.2 million of common shares available to be issued under the 2023 ATM program. Subsequent to December 31, 2024, we amended the 2023 ATM Program on January 13, 2025 and again on February 11, 2025 to authorize to offer and sell up to an additional $90.0 million of common shares from time to time. Between January 1, 2025 and March 28, 2025, we have issued 8,075,118 common shares; as of March 28, 2025, we had approximately $48.5 million of common shares authorized to be issued under the amended 2023 ATM program.
On June 13, 2018, our Board of Trustees approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. We did not purchase any shares under this program during the years ended December 31, 2024 and 2023. Under the current repurchase program adopted on June 13, 2018, we have repurchased 167,476 common shares through March 28, 2025 at an average price per share of $5.84 and an aggregate cost of $1.0 million, and have authorization to repurchase an additional 558,332 common shares.
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
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both December 31, 2024 and 2023, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of December 31, 2024, we had $563.0 million of outstanding borrowings with 14 counterparties.
Off-Balance Sheet Arrangements
As of December 31, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
Default Risk
Default risk is the risk that borrowers will fail to make principal and interest payments on a mortgage loan or other debt obligation. Subject to maintaining our exclusion from registration under the 1940 Act, we may selectively attempt to mitigate our default risk by, among other things, opportunistically entering into credit default swaps. These instruments can reference various MBS indices, corporate bond indices, or corporate entities, such as publicly traded REITs. We also rely on third-party servicers to mitigate our default risk, but such third-party servicers may have little or no economic incentive to mitigate loan default rates.
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
Interest Rate Risk
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with most of our assets and liabilities. For some securities in our portfolio, the coupon interest rates on, and therefore also the values of, such securities are highly sensitive to interest rate movements, such as inverse floating rate RMBS, which benefit from falling interest rates. Our repurchase agreements generally have maturities of up to 364 days and carry interest rates that are determined by reference to a benchmark rate such SOFR for those same periods. Whenever one of our fixed-rate repo borrowings matures, it will generally be replaced with a new fixed-rate repo borrowing based on market interest rates prevailing at such time. Subject to maintaining our exclusion from registration under the 1940 Act, we opportunistically hedge our interest rate risk by entering into interest rate swaps, TBAs, U.S. Treasury securities, Eurodollar and U.S. Treasury futures, and other instruments. In general, such hedging instruments are used to mitigate the interest rate risk arising from the mismatch between the duration of our financed Agency RMBS and the duration of the liabilities used to finance such assets.

In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS and CLOs, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of December 31, 2024, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

($ In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, and CMBS excluding TBAs	$11,425	5.90%	$21,429	11.06%	$(12,845)	(6.63)%	$(27,113)	(14.00)%
Long TBAs	1,825	0.94%	3,646	1.88%	(1,830)	(0.94)%	(3,664)	(1.89)%
Short TBAs	(995)	(0.51)%	(1,684)	(0.87)%	1,302	0.67%	2,912	1.50%
CLOs	179	0.09%	358	0.18%	(180)	(0.09)%	(359)	(0.19)%
U.S. Treasury Securities, Interest Rate Swaps, Options, and Futures	(12,337)	(6.37)%	(25,197)	(13.01)%	11,815	6.10%	23,108	11.93%
Corporate Securities and Derivatives on Corporate Securities	(14)	(0.01)%	(28)	(0.01)%	14	0.01%	28	0.01%
Repurchase and Reverse Repurchase Agreements	(122)	(0.06)%	(243)	(0.13)%	122	0.06%	243	0.13%
Total	$(39)	(0.02)%	$(1,719)	(0.90)%	$(1,602)	(0.82)%	$(4,845)	(2.51)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same instruments. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our December 31, 2024 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Ellington Credit Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ellington Credit Company and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of shareholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
Valuation of Certain Level 3 Investments in Securities
As described in Notes 2 and 4 to the consolidated financial statements, the Company held $104.1 million of total level 3 investments in securities, at fair value as of December 31, 2024. The Company has chosen to elect the fair value option for its investments in securities. Management generally uses third-party valuations when available, if third-party valuations are not available, management uses other valuation techniques, such as the discounted cash flow methodology. Management’s estimate of fair value may be based on several assumptions, including but not limited to management’s estimates of yield.
The principal considerations for our determination that performing procedures relating to the valuation of certain level 3 investments in securities is a critical audit matter are (i) the significant judgment by management in determining the fair value of these investments, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the valuation of these level 3 investments and the assumptions related to yield; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, for a sample of investments (i) testing the completeness and accuracy of data provided by management; (ii) comparing management’s estimate of fair value to independent sources, where available; and (iii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of estimates of fair value by applying assumptions related to yield.

/s/PricewaterhouseCoopers LLP
New York, New York
March 31, 2025
We have served as the Company's auditor since 2012.

ELLINGTON CREDIT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$31,840	$38,533
Securities, at fair value(1)	683,915	773,548
Due from brokers	21,517	3,245
Financial derivatives–assets, at fair value	41,867	74,279
Reverse repurchase agreements	23,000	—
Receivable for securities sold	11,077	51,132
Interest and principal receivable	10,536	4,522
Other assets	340	431
Total Assets	$824,092	$945,690
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$562,974	$729,543
Payable for securities purchased	1,997	12,139
Due to brokers	30,671	54,476
Financial derivatives–liabilities, at fair value	5,681	7,329
U.S. Treasury securities sold short, at fair value	22,578	—
Dividend payable	2,372	1,488
Accrued expenses and other liabilities	1,488	1,153
Management fee payable to affiliate	729	513
Interest payable	1,876	2,811
Total Liabilities	630,366	809,452
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (1,000 and 0 shares issued and outstanding, respectively)	1	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (29,651,553 and 18,601,464 shares issued and outstanding, respectively)	297	186
Additional paid-in-capital	348,587	274,698
Accumulated deficit	(155,159)	(138,646)
Total Shareholders' Equity	193,726	136,238
Total Liabilities and Shareholders' Equity	$824,092	$945,690
(1)Includes assets pledged as collateral to counterparties. See Note 6 for additional details on the Company's borrowings and related collateral.
See Notes to Consolidated Financial Statements

ELLINGTON CREDIT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2024	December 31, 2023
(In thousands except for per share amounts)
INTEREST INCOME (EXPENSE)
Interest income	$49,863	$42,549
Interest expense	(34,794)	(45,256)
Total net interest income (expense)	15,069	(2,707)
EXPENSES
Management fees to affiliate	2,539	1,804
Professional fees	2,107	1,132
Compensation expense	1,555	735
Insurance expense	370	382
Other operating expenses	2,213	1,482
Total expenses	8,784	5,535
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	(18,068)	(58,103)
Net realized gains (losses) on financial derivatives	38,487	28,562
Change in net unrealized gains (losses) on securities	(364)	61,274
Change in net unrealized gains (losses) on financial derivatives	(18,579)	(18,932)
Other, net	(665)	—
Total other income (loss)	811	12,801
Net income (loss) before income taxes	7,096	4,559
Income tax expense (benefit)	510	—
NET INCOME (LOSS)	$6,586	$4,559
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.28	$0.31
See Notes to Consolidated Financial Statements

ELLINGTON CREDIT COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2022	13,377,840	$134	—	$—	$240,940	$(128,665)	$112,409
Common shares issued(1)	5,183,037	52			33,503		33,555
Issuance of restricted shares	47,393	—			—		—
Share based compensation					255		255
Forfeiture of common shares to satisfy tax withholding obligations	(6,806)	—			—		—
Dividends declared(2)						(14,540)	(14,540)
Net income (loss)						4,559	4,559
BALANCE, December 31, 2023	18,601,464	186	—	—	274,698	(138,646)	136,238
Common shares issued(1)	10,964,023	110			73,448		73,558
Preferred shares issued			1,000	1			1
Issuance of restricted shares	90,229	1			(1)		—
Share based compensation					442		442
Forfeiture of common shares to satisfy tax withholding obligations	(4,163)	—			—		—
Dividends declared(2)						(23,099)	(23,099)
Net income (loss)						6,586	6,586
BALANCE, December 31, 2024	29,651,553	$297	1,000	$1	$348,587	$(155,159)	$193,726
(1)Net of discounts and commissions and offering costs.
(2)For each of the years ended December 31, 2024 and 2023, dividends totaling $0.96, per common share outstanding, were declared.
See Notes to Consolidated Financial Statements

ELLINGTON CREDIT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2024	December 31, 2023
(In thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$6,586	$4,559
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	18,068	58,103
Change in net unrealized (gains) losses on securities	364	(61,274)
Net realized (gains) losses on financial derivatives	(38,487)	(28,562)
Change in net unrealized (gains) losses on financial derivatives	18,579	18,932
Realized (gains) losses Other (net)—foreign currency translation	(109)	—
Change in net unrealized (gains) losses Other (net)—foreign currency translation	863	—
Amortization of premiums and accretion of discounts, net	3,868	913
Share based compensation	442	255
(Increase) decrease in operating assets:
Interest receivable	(487)	(1,196)
Other assets	(213)	—
Increase (decrease) in operating liabilities:
Accrued expenses	357	43
Interest payable	(935)	(1,885)
Management fees payable to affiliate	216	90
Net cash provided by (used in) operating activities	9,112	(10,022)
Cash flows provided by (used in) investing activities:
Purchases of securities	(1,359,455)	(1,783,926)
Proceeds from sale of securities	1,368,975	1,760,591
Principal repayments of securities	80,805	97,975
Proceeds from investments sold short	247,286	531,019
Repurchase of investments sold short	(224,441)	(531,680)
Proceeds from disposition of financial derivatives	85,935	31,441
Purchase of financial derivatives	(44,457)	(23,533)
Payments made on reverse repurchase agreements	(2,439,903)	(5,977,852)
Proceeds from reverse repurchase agreements	2,416,903	5,978,351
Due from brokers, net	(2,730)	2,009
Due to brokers, net	(12,470)	1,328
Net cash provided by (used in) investing activities	116,448	85,723

See Notes to Consolidated Financial Statements

ELLINGTON CREDIT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended
	December 31, 2024	December 31, 2023
Cash flows provided by (used in) financing activities:
Net proceeds from the issuance of common shares(1)	$74,062	$33,805
Proceeds from the issuance of preferred shares	1	—
Offering costs paid	(221)	(231)
Dividends paid	(22,215)	(14,122)
Borrowings under repurchase agreements	9,256,420	7,173,099
Repayments of repurchase agreements	(9,422,616)	(7,286,011)
Due from brokers, net	(6,576)	13,702
Due to brokers, net	(11,108)	7,774
Cash provided by (used in) financing activities	(132,253)	(71,984)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,693)	3,717
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,533	34,816
CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,840	$38,533
Supplemental disclosure of cash flow information:
Interest paid	$35,728	$47,141
Income tax paid	829	—
Dividends payable	2,372	1,488
Share based compensation (non-cash)	442	255
(1)Net of discount and commissions.
See Notes to Consolidated Financial Statements

ELLINGTON CREDIT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
On March 29, 2024, the Company's Board of Trustees approved a strategic transformation, the "CLO Strategic Transformation," of the Company's investment strategy to focus on corporate collateralized loan obligations, or "CLOs." In connection with the CLO Strategic Transformation, the Company revoked its status as a REIT under the Internal Revenue Code of 1986, as amended, or "the Code," and, effective January 1, 2024, conducts its operations as a taxable C-Corp and maintains its exclusion from registration under the Investment Company Act of 1940, as amended, or the "1940 Act." On April 19, 2024, the Company changed its name and amended its declaration of trust and bylaws accordingly. After obtaining shareholder approval of certain matters related to the CLO Strategic Transformation at a special meeting of shareholders held on January 17, 2025, the "Special Meeting", the Company intends to convert to a Delaware closed-end fund registered under the 1940 Act that will elect to be treated as a regulated investment company, or "RIC," on April 1, 2025, or the "Conversion"; see Note 13 for additional details. After the Conversion, the Company will be required to comply with the rules and regulations of the 1940 Act.
Subsequent to the commencement of the CLO Strategic Transformation, the Company, subject to maintaining its exclusion from registration under the 1940 Act prior to the Conversion, is focused on acquiring and actively managing a portfolio of corporate CLOs, primarily mezzanine debt and equity tranches, which are typically collateralized by portfolios consisting primarily of below-investment-grade senior secured loans with a large number of discrete underlying borrowers across various industry sectors. Additionally, the Company may also invest in CLO loan accumulation facilities, which are entities that acquire corporate loans and other similar corporate credit-related assets in anticipation of ultimately collateralizing a CLO transaction. In order to maintain its exclusion from registration under the 1940 Act, the Company also maintains a core portfolio of Agency MBS.
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
Ellington Credit Company Management LLC, formerly Ellington Residential Mortgage Management LLC, or the "Manager," serves as the Manager of the Company pursuant to the terms of a management agreement, as described in Note 9. The Manager is an affiliate of Ellington Management Group, L.L.C., or "EMG," an investment management firm that is an SEC-registered investment adviser with a longstanding history of investing in CLOs across a wide variety of market conditions. In accordance with the terms of the Previous Management Agreement, the New Management Agreement, and the Services Agreement (each as defined and described in Note 9), the Manager is responsible for administering the Company's business activities and day-to-day operations, and performs certain services, subject to oversight by the Board of Trustees.
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
Investments in securities are recorded in accordance with ASC 320, Investments—Debt and Equity Securities ("ASC 320") or ASC 325-40, Beneficial Interests in Securitized Financial Assets ("ASC 325-40"). The Company generally classifies its securities as available-for-sale. The Company has chosen to elect the the fair value option, or "FVO," pursuant to ASC 825, Financial Instruments ("ASC 825") for its investments in securities. Electing the FVO allows the Company to record changes in fair value in the Consolidated Statement of Operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner. As such, securities are recorded at fair value on the Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on the Consolidated Statement of Operations as a component of Change in net unrealized gains (losses) on securities.
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
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or its open tax years (2021, 2022, and 2023). In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period and its open tax years. The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any of such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. The Company recognizes interest and penalties, if any, related to uncertain tax positions, as income tax expense included in Income tax expense (benefit) on the Consolidated Statement of Operations. See Note 11 for additional details on income taxes.
(T) Segment Reporting: An operating segment is defined as a component of an entity that (i) engages in business activities from which revenues are recognized and expenses incurred, (ii) has discrete financial information available, and (iii) is evaluated on a regular basis by the Chief Operating Decision Maker (the "CODM") for decision-making purposes, including investment and operating decisions, including capital and resource allocation decisions; and communicates results, strategy, and other relevant information to the Board of Trustees and shareholders. The Company's CODM is, collectively, its Chief Executive Officer and President and its Co-Chief Investment Officers.
The Company operates through a single operating and reporting segment with an objective to generate attractive current yields and risk-adjusted total returns for its shareholders by acquiring, investing in, and managing its targeted assets. The Company’s CODM assesses performance and makes investment and operating decisions based on net income reported on the Consolidated Statement of Operations, among other metrics. Significant expenses are separately disclosed on the Consolidated Statements of Operations.
(U) Recent Accounting Pronouncements: In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires public entities to provide tabular disclosure of certain expenses including employee compensation, on an interim and annual basis, in the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods in fiscal years beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 should be applied on either a prospective basis to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. ASU 2023-09 is not expected to have a material impact on the Company's consolidated financial statements.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures ("ASU 2023-07") which requires incremental disclosures related to an entity's reportable segments, including identifying significant segment expense categories and any multiple measures of segment profit or loss used by the CODM. Additionally, ASU 2023-07 provides further guidance on interim reporting, disclosures required by entities with a single reportable segment, and recasting of previously reported segment information. ASU 2023-07 became effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has applied ASU 2023-07 on a retrospective basis, which did not have a material impact on the Company's consolidated financial statements.
3. Investment in Securities
The Company's securities portfolio primarily consists of corporate CLOs and Agency RMBS, and may also include non-Agency RMBS, U.S. Treasury securities, and corporate debt and equity securities. The Company's corporate CLO portfolio primarily comprises mezzanine debt and equity tranches, which are typically collateralized by portfolios consisting primarily of below-investment-grade senior secured loans with a large number of discrete underlying borrowers across various industry sectors.
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

The following tables present details of the Company's investments in securities as of December 31, 2024 and 2023.
December 31, 2024:

		Unamortized Premium (Discount)		Gross Unrealized			Weighted Average
($ in thousands)	Current Principal		Amortized Cost	Gains	Losses	Fair Value	Coupon(1)(2)	Yield	Life (Years)(3)
Long:
CLO Notes	$83,322	$(10,740)	$72,582	$1,382	$(1,972)	$71,992	11.69%	15.05%	2.89
CLO Equity	n/a	n/a	105,262	795	(6,927)	99,130	n/a	12.12%	9.86
Corporate debt	1,787	(1,389)	398	30	—	428	—%	—%	1.32
Corporate equity	n/a	n/a	75	—	(19)	56	n/a	n/a	n/a
RMBS:
Agency:
30-year fixed-rate mortgages	536,948	(17,320)	519,628	1,696	(9,017)	512,307	4.86%	5.26%	7.26
Interest only securities(4)	n/a	n/a	2	—	—	2	1.20%	11.27%	2.76
Total Long	622,057	(29,449)	697,947	3,903	(17,935)	683,915	5.76%	7.29%	7.17
Short:
U.S. Treasury securities	(23,603)	641	(22,962)	384	—	(22,578)	4.02%	4.32%	9.86
Total Short	(23,603)	641	(22,962)	384	—	(22,578)	4.02%	4.32%	9.86
Total	$598,454	$(28,808)	$674,985	$4,287	$(17,935)	$661,337	5.70%	6.50%	7.26
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
(4)Weighted average coupon is based on a notional principal amount of $29 thousand, for Agency interest only securities.
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
By Estimated Weighted Average Life
As of December 31, 2024:

($ in thousands)	CLOs and Other Securities(1)			Agency RMBS			Agency IOs
Estimated Weighted Average Life(2)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$49,095	$49,341	11.42%	$6,891	$6,831	6.50%	$2	$2	1.20%
Greater than three years and less than seven years	22,312	22,584	11.48%	193,235	193,439	5.92%	—	—	—%
Greater than seven years and less than eleven years	1,013	1,055	12.00%	312,181	319,358	4.23%	—	—	—%
Total	$72,420	$72,980	11.45%	$512,307	$519,628	4.86%	$2	$2	1.20%
(1)CLOs excludes CLO Equity; Other Securities includes corporate debt.
(2)Expected average lives of RMBS, Agency IOs, and CLOs are generally shorter than stated contractual maturities.
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
(2)Weighted average coupon represents the weighted average coupons of the securities rather than the coupon rates on the underlying collateral.
(3)CLOs excludes CLO Equity.

The following tables reflect the components of net interest income (expense) by security type for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024			Year Ended December 31, 2023
($ in thousands)	Net Coupon Interest	Net Amortization	Net Interest Income (Expense)	Net Coupon Interest	Net Amortization	Net Interest Income (Expense)
CLOs	$18,670	$(3,581)	$15,089	$222	$109	$331
Agency RMBS	29,493	(446)	29,047	38,029	(1,843)	36,186
Non-Agency RMBS	2,242	(596)	1,646	2,883	(569)	2,314
Other securities(1)	584	41	625	(339)	(29)	(368)
Total	$50,989	$(4,582)	$46,407	$40,795	$(2,332)	$38,463
(1)Other securities includes corporate debt and U.S. Treasury securities.
For the years ended December 31, 2024 and 2023, the Catch-up Amortization Adjustment was $(0.5) million and $(0.1) million, respectively.
At December 31, 2024, the Company had gross unrealized losses on securities of $(17.9) million, of which $(2.0) million relates primarily to adverse changes in estimated future cash flows on CLOs. At December 31, 2023, the Company had gross unrealized losses on securities of $(25.4) million, of which $(0.2) million relates primarily to adverse changes in estimated future cash flows on CLOs and Agency IOs.
The Company determined for certain securities that a portion of such securities' cost basis is not collectible; for the years ended December 31, 2024 and 2023, the Company recognized realized losses on such securities of $(13) thousand and $(0.5) million, respectively. Such realized losses are reflected in Net realized gains (losses) on securities, on the Consolidated Statement of Operations.

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
December 31, 2024:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Securities:
CLOs	$—	$67,498	$103,624	$171,122
Corporate debt	—	—	428	428
Corporate equity	—	—	56	56
Agency RMBS:
30-year fixed-rate mortgages	—	512,307	—	512,307
Interest only securities	—	—	2	2
Total securities, at fair value	—	579,805	104,110	683,915
Financial derivatives–assets, at fair value:
TBAs	—	592	—	592
Interest rate swaps	—	40,317	—	40,317
Futures	170	—	—	170
Credit default swaps	—	705	—	705
Forwards	—	83	—	83
Total financial derivatives–assets, at fair value	170	41,697	—	41,867
Total securities and financial derivatives–assets, at fair value	170	621,502	104,110	725,782
Liabilities:
Securities sold short:
U.S. Treasury securities sold short, at fair value	—	(22,578)	—	(22,578)
Financial derivatives–liabilities, at fair value:
TBAs	—	(1,363)	—	(1,363)
Interest rate swaps	—	(1,595)	—	(1,595)
Futures	(811)	—	—	(811)
Credit default swaps	—	(1,912)	—	(1,912)
Total financial derivatives–liabilities, at fair value	(811)	(4,870)	—	(5,681)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(811)	$(27,448)	$—	$(28,259)

December 31, 2023:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Securities:
Agency RMBS:
15-year fixed-rate mortgages	$—	$27,847	$—	$27,847
20-year fixed-rate mortgages	—	7,863	—	7,863
30-year fixed-rate mortgages	—	670,294	—	670,294
Adjustable rate mortgages	—	7,119	—	7,119
Reverse mortgages	—	14,874	—	14,874
Interest only securities	—	4,253	3,162	7,415
Non-Agency RMBS	—	10,443	10,276	20,719
CLOs	—	11,816	5,601	17,417
Total securities, at fair value	—	754,509	19,039	773,548
Financial derivatives–assets, at fair value:
TBAs	—	654	—	654
Interest rate swaps	—	71,341	—	71,341
Futures	2,284	—	—	2,284
Total financial derivatives–assets, at fair value	2,284	71,995	—	74,279
Total securities and financial derivatives–assets, at fair value	2,284	826,504	19,039	847,827
Liabilities:
Financial derivatives–liabilities, at fair value:
TBAs	—	(1,876)	—	(1,876)
Interest rate swaps	—	(4,758)	—	(4,758)
Futures	(63)	—	—	(63)
Credit default swaps	—	(632)	—	(632)
Total financial derivatives–liabilities, at fair value	$(63)	$(7,266)	$—	$(7,329)

The tables below include roll-forwards of the Company's financial instruments for the years ended December 31, 2024 and 2023 (including change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Year Ended December 31, 2024:

(In thousands)	CLOs	Corporate Debt	Corporate Equity	Agency RMBS	Non-Agency RMBS
Beginning balance as of December 31, 2023	$5,601	$—	$—	$3,162	$10,276
Purchases	179,444	400	75	—	—
Proceeds from sales	(42,997)	(5)	—	(3,010)	(10,898)
(Amortization)/accretion, net	(3,045)	—	—	(437)	(428)
Net realized gains (losses)	1,145	3	—	727	3,403
Change in net unrealized gains (losses)	(6,767)	30	(19)	(440)	(2,353)
Transfers:
Transfers into level 3	14,566	—	—	—	—
Transfers out of level 3	(44,323)	—	—	—	—
Ending balance as of December 31, 2024	$103,624	$428	$56	$2	$—
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at December 31, 2024, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2024. For Level 3 financial instruments held by the Company as of December 31, 2024, change in net unrealized gains (losses) of $(6.0) million, $30 thousand, and $(19) thousand for the year ended December 31, 2024 relate to CLOs, corporate debt, and corporate equity, respectively.
At December 31, 2024, the Company transferred $44.3 million of assets from Level 3 to Level 2 and $14.6 million of assets from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
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
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of December 31, 2023, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2023. For Level 3 financial instruments held by the Company as of December 31, 2023, change in net unrealized gains (losses) of $0.4 million, $0.6 million, and $34 thousand for the year ended December 31, 2023 relate to non-Agency RMBS, Agency RMBS, and CLOs, respectively.
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

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 financial instruments as of December 31, 2024:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
CLOs	$63,080	Market quotes	Non-Binding Third-Party Valuation	$7.50	$99.00	$63.45
	40,544	Discounted Cash Flows
	103,624		Yield(2)	9.4%	55.4%	17.8%
Agency RMBS–Interest Only Securities	2	Option Adjusted Spread ("OAS")	LIBOR OAS(3)	1,007	1,007	1,007
Corporate equity	56	Discounted Cash Flows	Yield	18.5%	22.6%	20.3%
Corporate debt	428	Discounted Cash Flows	Yield	11.1%	50.4%	17.1%
(1)Averages are weighted based on the fair value of the related instrument.
(2)Excludes $4.3 million of CLOs which have estimated yields greater than 100%. Including such positions our weighted average yield would be 25.1%.
(3)Shown in basis points.
Third-party non-binding valuations are validated by comparing such valuations to internally generated prices based on the Company's models and, when available, to recent trading activity in the same or similar instruments. For those instruments valued using discounted cash flows, such estimates of future cash flows may incorporate projections of interest and principal payments, fee rebates, credit losses, and redemptions. For those assets valued using the LIBOR Option Adjusted Spread, or "OAS," valuation methodology, cash flows are projected using management's models over multiple interest rate scenarios, and these projected cash flows are then discounted using the LIBOR rates (which are calculated by using an assumed spread over projected Secured Overnight Financing Rates, or "SOFR" rates) implied by each interest rate scenario. The LIBOR OAS of an asset is then computed as the unique constant yield spread that, when added to all LIBOR rates in each interest rate scenario generated by the model, will equate (a) the expected present value of the projected asset cash flows over all model scenarios to (b) the actual current market price of the asset. LIBOR OAS is therefore model-dependent. Generally speaking, LIBOR OAS measures the additional yield spread over LIBOR that an asset provides at its current market price after taking into account any interest rate options embedded in the asset.
Material changes in any of the inputs above in isolation could result in a significant change to reported fair value measurements.
The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$31,840	$31,840	$38,533	$38,533
Due from brokers	21,517	21,517	3,245	3,245
Reverse repurchase agreements	23,000	23,000	—	—
Liabilities:
Repurchase agreements	562,974	562,974	729,543	729,543
Due to brokers	30,671	30,671	54,476	54,476
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
The following table details the fair value of the Company's holdings of financial derivatives as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$—	$654
TBA securities sale contracts	592	—
Fixed payer interest rate swaps	39,125	67,719
Fixed receiver interest rate swaps	1,192	3,622
Futures	170	2,284
Credit default swaps	705	—
Forwards	83	—
Total financial derivatives–assets, at fair value	41,867	74,279
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	(1,363)	(13)
TBA securities sale contracts	—	(1,863)
Fixed payer interest rate swaps	(1,401)	(4,182)
Fixed receiver interest rate swaps	(194)	(576)
Futures	(811)	(63)
Credit default swaps	(1,912)	(632)
Total financial derivatives–liabilities, at fair value	(5,681)	(7,329)
Total, net	$36,186	$66,950

Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of December 31, 2024 and 2023.
December 31, 2024:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2026	$39,700	$(17)	4.15%	4.46%	1.90
2027	38,045	1,296	2.97	4.49	2.70
2028	77,795	2,531	3.34	4.48	3.48
2029	79,000	6,774	2.40	4.49	4.23
2030	47,428	4,300	2.50	4.49	5.42
2031	123,515	17,830	1.81	4.48	6.48
2032	67,510	102	4.04	4.46	7.01
2033	119,310	(990)	3.90	4.49	8.51
2034	39,434	577	3.91	4.46	9.91
2035	10,000	38	4.03	4.46	10.01
2038	17,500	(71)	4.18	4.46	13.72
2040	500	188	0.90	4.33	15.81
2049	3,564	1,354	1.63	4.46	24.83
2050	780	434	0.64	4.46	25.54
2052	10,000	3,307	2.28	4.49	27.30
2054	4,000	71	3.84	4.49	30.00
Total	$678,081	$37,724	3.13%	4.48%	6.74
December 31, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$73,693	$2,161	2.27%	5.38%	0.33
2025	100,268	2,960	2.98	5.39	1.72
2027	40,545	1,164	3.01	5.38	3.71
2028	104,647	5,264	2.74	5.39	4.51
2029	65,987	5,528	2.17	5.38	5.25
2030	97,200	7,141	2.50	5.38	6.42
2031	123,515	16,138	1.81	5.38	7.48
2032	104,377	15,932	1.74	5.38	8.13
2033	76,900	(782)	3.69	5.38	9.25
2037	35,000	2,842	2.85	5.38	13.56
2038	39,500	(2,072)	4.01	5.39	14.66
2040	500	165	0.90	5.33	16.82
2041	10,961	3,395	1.33	5.39	17.60
2049	3,564	1,156	1.63	5.39	25.83
2050	780	394	0.64	5.39	26.54
2052	10,000	2,151	2.28	5.38	28.31
Total	$887,437	$63,537	2.54%	5.38%	6.68

The following tables provide information about the Company's fixed receiver interest rate swaps as of December 31, 2024 and 2023.
December 31, 2024:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2033	$119,310	$1,192	4.49%	3.90%	8.51
2040	500	(194)	4.49	0.84	15.81
Total	$119,810	$998	4.49%	3.88%	8.54
December 31, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2026	$61	$—	5.38%	4.06%	2.45
2028	10,070	(19)	5.39	3.50	5.00
2029	20,000	19	5.38	3.55	5.01
2030	13,000	(330)	5.38	3.31	6.26
2031	25,700	31	5.38	3.49	7.01
2033	95,829	3,572	5.39	3.96	9.62
2034	23,000	(54)	5.38	3.44	10.01
2040	500	(173)	5.38	0.84	16.82
Total	$188,160	$3,046	5.38%	3.71%	8.36
Futures
The following tables provide information about the Company's futures as of December 31, 2024 and 2023.
December 31, 2024:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Assets:
Short Contracts:
U.S. Treasury Futures	$(5,400)	$6	3.00
Euro FX Futures	(10,250)	164	2.53
Liabilities:
Long Contracts:
U.S. Treasury Futures	134,400	(811)	2.87
Total, net	$118,750	$(641)	2.85

December 31, 2023:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Assets:
Long Contracts:
U.S. Treasury Futures	$84,600	$2,284	2.69
Liabilities:
Short Contracts:
U.S. Treasury Futures	(5,400)	(63)	2.93
Total, net	$79,200	$2,221	2.70
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
As of December 31, 2024 and 2023, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	December 31, 2024				December 31, 2023
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$—	$—	$—	$—	$79,722	$78,709	$79,363	$654
Liabilities	61,190	55,214	53,851	(1,363)	27,700	28,398	28,385	(13)
	61,190	55,214	53,851	(1,363)	107,422	107,107	107,748	641
Sale contracts:
Assets	(69,156)	(69,618)	(69,026)	592	—	—	—	—
Liabilities	—	—	—	—	(78,285)	(69,206)	(71,069)	(1,863)
	(69,156)	(69,618)	(69,026)	592	(78,285)	(69,206)	(71,069)	(1,863)
Total TBA securities, net	$(7,966)	$(14,404)	$(15,175)	$(771)	$29,137	$37,901	$36,679	$(1,222)
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

Credit Default Swaps
The following table provides information about the Company's credit default swaps as of December 31, 2024 and 2023:

	As of
	December 31, 2024			December 31, 2023
Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)	Notional	Fair Value	Weighted Average Remaining Term (Years)
($ in thousands)
Asset:
Long:
Credit default swaps on corporate bond indices	$23,825	$705	4.47	$—	$—	—
Liability:
Short:
Credit default swaps on corporate bond indices	(52,886)	(1,912)	4.75	(25,943)	(632)	4.98
	$(29,061)	$(1,207)	4.66	$(25,943)	$(632)	4.98
(1)Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of December 31, 2024, all of the Company's open written credit derivatives were credit default swaps on corporate bond indices, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets. As of December 31, 2024, the Company held written credit derivatives with a notional value of $23.8 million and a fair value of $0.7 million. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. As of December 31, 2024, the implied credit spread on the Company's outstanding written credit derivative ranged between 45 and 289 basis points. Total net up-front payments (paid) or received relating to written credit derivatives outstanding as of December 31, 2024 was $0.7 million.
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the years ended December 31, 2024 and 2023:

Derivative Type	Year Ended December 31, 2024	Year Ended December 31, 2023
	(In thousands)
Interest rate swaps	$972,807	$861,689
TBAs	286,658	289,786
Futures	96,410	67,592
Credit default swaps	39,320	14,989
Forwards	1,803	—
Warrants	1	—

Gains and losses on the Company's financial derivatives for the years ended December 31, 2024 and 2023 are summarized in the tables below:

	Year Ended December 31, 2024
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$27,118	$15,387	$42,505	$(8,013)	$(8,321)	$(16,334)
TBAs		(2,263)	(2,263)		451	451
Futures		(1,318)	(1,318)		(2,862)	(2,862)
Credit default swaps		(773)	(773)		83	83
Forwards		336	336		$83	$83
Total	$27,118	$11,369	$38,487	$(8,013)	$(10,566)	$(18,579)

	Year Ended December 31, 2023
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$7,388	$12,176	$19,564	$13,690	$(30,612)	$(16,922)
TBAs		12,385	12,385		(4,126)	(4,126)
Futures		(3,149)	(3,149)		2,303	2,303
Credit default swaps		(238)	(238)		(187)	(187)
Total	$7,388	$21,174	$28,562	$13,690	$(32,622)	$(18,932)
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

At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of December 31, 2024 and 2023, the Company had outstanding borrowings under repurchase agreements with 14 and 19 counterparties, respectively.
The following table details the Company's outstanding borrowings under repurchase agreements as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
		Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)
30 days or less	$499,701	4.71%	15	$676,074	5.54%	17
31-60 days	—	—	—	1,256	6.23	44
61-90 days	—	—	—	2,933	6.23	67
Total Agency RMBS	499,701	4.71	15	680,263	5.55	17
Non-Agency RMBS and CLOs:
30 days or less	38,913	5.70	17	6,782	6.89	15
31-60 days	24,360	5.57	43	4,875	6.80	46
61-90 days	—	—	—	6,801	6.58	67
Total Non-Agency RMBS and CLOs	63,273	5.65	27	18,458	6.75	42
U.S. Treasury Securities
30 days or less	—	—	—	30,822	5.53	2
Total U.S. Treasury Securities	—	—	—	30,822	5.53	2
Total	$562,974	4.81%	16	$729,543	5.58%	17
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of December 31, 2024 and 2023, the fair value of securities transferred as collateral under outstanding borrowings under repurchase agreements was $611.3 million and $791.5 million, respectively. Collateral transferred under outstanding borrowings under repurchase agreements as of December 31, 2024 and 2023, includes investments in the amount of $10.5 million and $51.0 million, respectively, that were sold prior to period end but for which such sale had not yet settled. In addition as of December 31, 2024 and 2023, the Company posted to/(received from) repurchase agreement counterparties net cash collateral of $4.2 million and $(11.2) million, respectively, as a result of margin calls with various repurchase agreement counterparties. Additionally, as of December 31, 2024 and 2023, repurchase agreement counterparties posted/(received) RMBS of $(3.1) million and $0.8 million, respectively, to/(from) the Company as a result of margin calls.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. There was no counterparty for which the amount at risk was greater than 10% of shareholders' equity as of either December 31, 2024 or 2023.

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
The following tables present information about certain assets and liabilities representing financial instruments as of December 31, 2024 and 2023. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
December 31, 2024:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$41,867	$(2,561)	$—	$(29,768)	$9,538
Reverse repurchase agreements	23,000	—	(23,000)	—	—
Liabilities:
Financial derivatives–liabilities	(5,681)	2,561	—	1,826	(1,294)
Repurchase agreements	(562,974)	—	558,792	4,182	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase and reverse repurchase agreements and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. As of December 31, 2024, the fair value of financial instruments transferred or pledged as collateral on the Company's repurchase agreements, net of the fair value of any financial instruments received by the Company as the result of margin calls, were $614.5 million. As of December 31, 2024, total cash collateral (received) pledged on financial derivative assets and financial derivative liabilities excludes $31 thousand and $2.6 million, respectively, of net excess cash collateral.
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

8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of December 31, 2024 and 2023, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the years ended December 31, 2024 and 2023:

	Year Ended
(In thousands except for share amounts)	December 31, 2024	December 31, 2023
Numerator:
Net income (loss)	$6,586	$4,559
Denominator:
Basic and diluted weighted average common shares outstanding	23,576,696	14,875,314
Basic and diluted earnings per share	$0.28	$0.31
9. Related Party Transactions
Management Agreement
The Company was party to the Fifth Amended and Restated Management Agreement, (the "Previous Management Agreement"). On June 25, 2024, the Company Board of Trustees unanimously approved the Sixth Amended and Restated Management Agreement, (the "New Management Agreement") which replaced the Previous Management Agreement. The New Management Agreement became effective beginning July 1, 2024. The Company is externally managed and advised by the Manager. Pursuant to the terms of the Previous Management Agreement and the New Management Agreement (collectively the "Management Agreement"), the Manager provides the Company with its management team, including its officers, and appropriate support personnel. The Company does not have any employees. The Manager is responsible for the day-to-day operations of the Company.
For periods prior to July 1, 2024, under the terms of the Previous Management Agreement, the Manager received an annual management fee in an amount equal to 1.50% per annum of shareholders' equity (as defined in the Previous Management Agreement) as of the end of each fiscal quarter (before deductions for any management fee with respect to such fiscal period). The management fee was payable quarterly in arrears.
Under the terms of the New Management Agreement, for periods beginning after June 30, 2024, the Manager receives an annual management fee in an amount equal to 1.50% per annum of the Company's Net Asset Value, calculated as the Company's total assets minus its total liabilities (the "Base Management Fee"). The Base Management Fee is payable quarterly in arrears.
For the years ended December 31, 2024 and 2023, the total management fee incurred was $2.5 million and $1.8 million, respectively.
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
The Manager has agreed to waive all of the Performance Fees payable under the New Management Agreement for all periods through December 31, 2024. For the year ended December 31, 2024, the Company incurred a performance fee of $2.4 million which was fully waived by the Manager.
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
For the years ended December 31, 2024 and 2023, the Company reimbursed the Manager $4.7 million and $2.7 million, respectively, for previously incurred operating and compensation expenses. As of December 31, 2024 and 2023, the outstanding payable to the Manager for operating and compensation expenses was $0.3 million and $0.4 million, respectively, and is included in Accrued expenses on the Consolidated Balance Sheet.
Termination Fee
The Management Agreement requires the Company to pay a termination fee to the Manager in the event of (1) the Company's termination or non-renewal of the Management Agreement without cause or (2) the Manager's termination of the Management Agreement upon a default by the Company in the performance of any material term of the Management Agreement. Such termination fee will be equal to 5% of Shareholders' Equity, as defined in the Management Agreement as of the month-end preceding the date of the notice of termination or non-renewal of the Management Agreement. The Company will not be required to pay any termination fee as a result of the CLO Strategic Transformation or the Conversion.
Services Agreement
The Manager and EMG are parties to a services agreement, pursuant to which EMG is required to provide the Manager sufficient personnel, services, and resources to enable the Manager to carry out its obligations and responsibilities under the Management Agreement. The Company is a named third-party beneficiary to the services agreement and, as a result, has, as a non-exclusive remedy, a direct right of action against EMG in the event of any breach by the Manager of any of its duties, obligations, or agreements under the Management Agreement that arise out of or result from any breach by EMG of its obligations under the services agreement. The services agreement will terminate upon the termination of the Management Agreement. Pursuant to the services agreement, the Manager makes certain payments to EMG in connection with the services provided. The Manager and EMG have overlapping ownership and are under common control.
Transactions with Affiliates
The Company may from time to time enter into a purchase or sales transaction of investments with an affiliate of EMG. Pursuant to the terms of the Management Agreement, EMG may enter into such transactions where it acts both on the behalf of the Company and on behalf of the other party to the transaction. Unless approved in advance by a majority of our independent trustees or pursuant to and in accordance with a policy that has been approved by a majority of our independent trustees, all such affiliated transactions must be effected at the then-prevailing market prices. Pursuant to our Manager's current policies and procedures, assets for which there are no readily observable market prices may be purchased or sold in cross transactions (i) at prices based upon third-party bids received through auction, (ii) at the average of the highest bid and lowest offer quoted by third-party dealers, or (iii) according to another pricing methodology approved by our Manager's Chief Compliance Officer.
During the year ended December 31, 2024, the Company entered into transactions with an affiliated entity whereby the Company purchased securities with a principal balance of $10.2 million at a cost of $5.3 million. The price of each affiliated transaction was determined using the Manager's current policies and procedures utilizing an average of several bid prices received through auction. As of December 31, 2024 the fair value of such securities purchased from affiliates of EMG had a principal balance and fair value of $9.8 million and $4.0 million, respectively. During the year ended December 31, 2024, the Company recognized net income on such securities of $0.2 million.
10. Capital
Preferred Shares
The Company has authorized 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares.
On December 9, 2024, the Company issued 1,000 Series A Preferred Shares, par value $0.01 per share, or the "Preferred Shares," with each Preferred Share having 25 thousand votes. Any votes cast by the holder of the Preferred Shares are required to “mirror” the actual votes cast by the common shareholders.
The Preferred Shares were sold to the Manager for an aggregate purchase price of $1 thousand. The Preferred Shares must vote together with the Company's outstanding common shares as a single class; they only have the right to vote on proposals related to the CLO Strategic Transformation; they are not entitled to receive dividends of any kind; and they must be automatically redeemed, at par, upon the earliest of: (i) if such redemption is authorized and directed by the Board in its sole discretion, automatically and effective on such time and date specified by the Board in its sole discretion, (ii) automatically upon the approval of the Conversion Proposals by the Company's shareholders at any meeting of shareholders, or (iii) immediately prior to the record date of the 2025 Annual Meeting.
As of December 31, 2024, there were 1,000 preferred shares outstanding. The Company did not have any preferred shares outstanding as of December 31, 2023. Subsequent to year end, the Company fully redeemed the Preferred Shares; see Note 13 for additional details.
Common Shares
The Company has authorized 500,000,000 common shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares. As of December 31, 2024 and 2023, there were 29,651,553 and 18,601,464 common shares outstanding, respectively.

Detailed below is a roll forward of the Company's common shares outstanding for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31, 2024	December 31, 2023
Common Shares Outstanding (12/31/2023 and 12/31/2022, respectively)	18,601,464	13,377,840
Share Activity:
Common shares issued	10,964,023	5,183,037
Restricted common shares issued	90,229	47,393
Forfeiture of common shares to satisfy tax withholding obligations	(4,163)	(6,806)
Common Shares Outstanding (12/31/2024 and 12/31/2023, respectively)	29,651,553	18,601,464
Unvested restricted shares outstanding (12/31/2024 and 12/31/2023, respectively)	62,729	53,448
The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at December 31, 2024:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Independent trustees:
	23,152	September 11, 2024	January 18, 2025
Partially dedicated employees:
	7,236	December 14, 2023	December 14, 2025
	17,350	December 20, 2024	December 12, 2025
	14,991	December 20, 2024	December 12, 2026
(1)Date at which such restricted shares will vest and become non-forfeitable.
On May 16, 2023, the Company's 2023 Equity Incentive Plan became effective and replaced the Company's 2013 Equity Incentive Plan. Awards previously granted under the 2013 Equity Incentive Plan remain outstanding and valid in accordance with their terms, but no new awards will be granted under the 2013 Equity Incentive Plan. As of December 31, 2024, there were 1,554,701 shares available for future issuance under the Company's 2023 Equity Incentive Plan.
On June 13, 2018, the Company's Board of Trustees approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.2 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. From inception of the current share repurchase program adopted on June 13, 2018 through December 31, 2024, the Company repurchased 474,192 of its common shares at an aggregate cost of $4.4 million, and an average price per share of $9.21. The Company did not repurchase any shares during either of the years ended December 31, 2024 and 2023.
On November 14, 2023, the Company implemented an "at the market" offering program, or the "2023 ATM program," by entering into equity distribution agreements with third party sales agents under which it was authorized to offer and sell up to $100.0 million of common shares from time to time. During the year ended December 31, 2024, the Company issued 10,964,023 common shares, which provided $73.6 million of net proceeds after $1.1 million of commissions and offering costs. As of December 31, 2024, the Company's remaining authorization under the 2023 ATM program was $11.2 million.
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
11. Income Taxes
The Company revoked its prior REIT election, effective for the tax year beginning January 1, 2024, and operates as a taxable C-Corp, subject to applicable U.S. federal, state, and local income tax.

Cash dividends declared by the Company that do not exceed its current or accumulated earnings and profits are considered ordinary income to shareholders for income tax purposes. Distributions in excess of the Company's current and accumulated earnings and profits are characterized as return of capital or are treated by shareholders as capital gains.
The following table details the tax characteristics of the Company's dividends declared on its common stock for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
Tax Characteristic	2024	2023
Ordinary income	24.1%	38.0%
Return of capital	75.9%	62.0%
	100.0%	100.0%
Certain foreign and domestic subsidiaries of the Company are taxed as corporations for U.S. federal, state, and local income tax purposes. To the extent that those entities incur, or are expected to incur, U.S. federal, state, or local income taxes, or foreign income taxes, such tax expense is recognized by the Company.
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, or "ASC 740." Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes. For the year ended December 31, 2024, the Company recorded an income tax expense (benefit) of $0.5 million. No such expense was recorded for the year ended December 31, 2023, during which time the Company was operating as a REIT and generally not subject to income tax.
The Company evaluates its deferred tax assets for recoverability using an approach which considers the relative impact of negative and positive evidence, including historical profitability and projections of future taxable income. As of December 31, 2024, the Company anticipates utilizing deferred tax assets of approximately $1.2 million, to offset a portion of its taxable income for its 2024 fiscal year; the Company has recorded a valuation allowance of $11.1 million to fully reserve against the remaining deferred tax assets.
The following table summarizes the Company's (benefit) provision for income tax for the year ended December 31, 2024. The Company did not record any provision for income tax for the year ended December 31, 2023.

(In thousands)	December 31, 2024
Current provision for income tax
Federal	$238
State	272
Total current provision for income tax, net	510
Deferred (benefit) provision for income tax
Federal	—
State	—
Total deferred (benefit) provision for income tax, net	—
Total (benefit) provision for income tax	$510

The following table details the components of the Company's net deferred tax asset (liability) as of December 31, 2024

(In thousands)	December 31, 2024
Deferred tax asset
Net operating loss available for carry-back and carry-forward(1)	$11,147
Net capital loss carry-forward	—
Basis difference for investments	—
Valuation allowance	(11,147)
Deferred tax asset	—
Deferred tax liability
Basis difference for investments	—
Valuation allowance	—
Deferred tax liability	—
Net deferred tax asset (liability), net of valuation allowance	$—
(1)Includes state net operating losses available for carry-back and carry-forward as of December 31, 2024 of $2.8 million. These deferred tax assets were fully offset by a valuation allowance.
The Company had a pre-tax U.S. federal net operating loss carryforward ("NOL Carryforward") of approximately $39.8 million as of December 31, 2024; such NOL Carryforward has an unlimited carryforward period. As a result of the change from a REIT to a taxable C-Corp, as of January 1, 2024, the Company established a deferred tax asset related to its NOL Carryforward, which it can utilize to offset a majority of its U.S. federal taxable income and a portion of its state and local taxable income, as detailed below.
The following table details the reconciliation between the Company's U.S. federal and state statutory income tax rate and the effective tax rate for the year ended December 31, 2024.

Year Ended December 31, 2024
Federal statutory rate	21.00%
State statutory rate, net of federal benefit	6.34%
Change in valuation allowance	(20.15)%
Effective tax rate	7.19%
Based on its analysis of any potential uncertain income tax positions, the Company concluded that it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2024 or 2023. Tax authorities in the relevant jurisdictions may select the Company's tax returns for audit and propose adjustments before the expiration of the statute of limitations. Tax returns filed for the Company's open tax years or any ongoing audits remain open to adjustment in the major tax jurisdictions.
12. Commitments and Contingencies
From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. The Company provides current trustees and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of December 31, 2024 and 2023 and management is not aware of any significant contingencies at December 31, 2024.

13. Subsequent Events
Special Meeting and Conversion
On January 17, 2025, the Company held the Special Meeting during which it obtained shareholder approval of certain matters related to the Conversion; the Company intends to convert to a RIC on April 1, 2025.
In accordance with the terms of the Subscription and Investment Representation Agreement entered into by the Company and the Manager, the Series A Preferred Shares were fully redeemed at par immediately after the conclusion of the Special Meeting.
Dividends
On January 8, 2025, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share paid on February 25, 2025 to shareholders of record as of January 31, 2025.
On February 10, 2025, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share paid on March 25, 2025 to shareholders of record as of February 28, 2025.
On March 7, 2025, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on April 25, 2025 to shareholders of record as of March 31, 2025.
Issuance of Common Shares
From January 1, 2025 through March 28, 2025, the Company has issued 8,075,118 common shares, which provided $52.2 million of net proceeds after $0.5 million of commissions and offering costs.
Repurchase of Common Shares
From January 1, 2025 through March 28, 2025, the Company has repurchased 167,476 common shares at an aggregate cost of $1.0 million and an average price per share of $5.84.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2025 annual shareholders' meeting.
Our Board of Trustees has established a Code of Business Conduct and Ethics that applies to our officers and trustees and to our Manager's and certain of its affiliates' officers, directors, and employees when such individuals are acting for us or on our behalf which is available on our website at www.ellingtocredit.com. Any waiver of our Code of Business Conduct and Ethics of our executive officers or trustees may be made only by our Board of Trustees or one of its committees.
We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of our Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on our website at www.ellingtoncredit.com under the, "For Investors—Corporate Governance" section of the website.
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2025 annual shareholders' meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2025 annual shareholders' meeting.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2025 annual shareholders' meeting.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2025 annual shareholders' meeting.

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

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Company's current report on Form 8-K filed on April 19, 2024).

3.3	Articles Supplementary (incorporated by reference to Exhibit 3.1 of the Company's current report on Form 8-K filed on April 23, 2024).

3.4	Articles Supplementary of Series A Preferred Shares, dated December 9, 2024 (incorporated by reference to Exhibit 3.1 of the Company's current report on Form 8-K filed on December 9, 2024).

3.5	Third Amended and Restated Bylaws of Ellington Credit Company (incorporated by reference to Exhibit 3.2 of the Company's current report on Form 8-K filed on April 19, 2024).

4.1
Specimen Common Share Certificate of Ellington Residential Mortgage REIT (incorporated by reference to Exhibit 4.1 of the registration statement on Form S-11 (No. 333-187662), filed on April 23, 2013).

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 of the Company's annual report on Form 10-K filed on March 12, 2020).

4.3
Rights Agreement, dated as of April 23, 2024, by and between Ellington Credit Company and Equiniti Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 of the Company's current report on Form 8-K filed on April 23, 2024).

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

10.13
Amendment No. 1 to the Fifth Amended and Restated Management Agreement, dated as of April 1, 2024, by and between Ellington Credit Company (f/k/a Ellington Residential Mortgage REIT), and Ellington Residential Mortgage Management LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 1, 2024)

10.14
Sixth Amended and Restated Management Agreement, dated June 25, 2024, by and between Ellington Credit Company and Ellington Credit Company Management LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 25, 2024).

10.15
Subscription and Investment Representation Agreement, dated December 9, 2024, by and between Ellington Credit Company and Ellington Credit Company Management LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 9, 2024).

19.1	Insider Trading Policy, dated as of November 2, 2023

21.1	List of Subsidiaries

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

97.1+	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K for the Year Ended December 31, 2023)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ELLINGTON CREDIT COMPANY
Date:	March 31, 2025	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
We, the undersigned officers and trustees of Ellington Credit Company, hereby severally constitute Laurence Penn, Daniel Margolis, Alaael-Deen Shilleh, and Christopher Smernoff, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and trustees to enable Ellington Credit Company to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the SEC, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ LAURENCE PENN	Chief Executive Officer, President and Trustee (Principal Executive Officer)	March 31, 2025
LAURENCE PENN

/s/ CHRISTOPHER SMERNOFF	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2025
CHRISTOPHER SMERNOFF

/s/ MICHAEL W. VRANOS	Trustee	March 31, 2025
MICHAEL W. VRANOS

/s/ ROBERT B. ALLARDICE, III	Chairman of the Board	March 31, 2025
ROBERT B. ALLARDICE, III

/s/ RONALD I. SIMON PH.D	Trustee	March 31, 2025
RONALD I. SIMON PH.D

/s/ MARY MCBRIDE	Trustee	March 31, 2025
MARY MCBRIDE

/s/ DAVID MILLER	Trustee	March 31, 2025
DAVID MILLER