Form 10-K
period 2025-03-31
Ellington Credit Co
filed 2025-06-23
CIK 1560672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2025 to March 31, 2025
Commission file number: 811-24071
Ellington Credit Company
(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-0687599
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2024, the aggregate market value of the Registrant's common shares held by non-affiliates was $143,832,683 based on the closing price as reported by the New York Stock Exchange on that date.
Number of the Registrant's common shares outstanding as of June 6, 2025: 37,559,195
DOCUMENTS INCORPORATED BY REFERENCE
None.
EXPLANATORY NOTE
The Fund did not check the box indicating its status as a "Smaller Reporting Company" on the cover page of this Transition Report on Form 10-K for the transition period from January 1, 2025 to March 31, 2025 due to a technical issue encountered with the SEC’s EDGAR filing system at the time of submission. However, the Fund qualifies as a Smaller Reporting Company under applicable SEC rules for the purpose of reporting its results for such transition period, and the disclosures included in this Transition Report have been prepared in accordance with the disclosure requirements applicable to Smaller Reporting Companies.

ELLINGTON CREDIT COMPANY

PART I—FINANCIAL INFORMATION
Item 1. Business
Except where the context suggests otherwise references in this Transition Report on Form 10-K to the "Fund," "we," "us," and "our" refer to Ellington Credit Company (formerly Ellington Residential Mortgage REIT) and its consolidated subsidiaries, including Ellington Residential Mortgage LP, our operating partnership subsidiary, which we refer to as our "Operating Partnership." We hold all of our assets and conduct all of our operations through our Operating Partnership. "Adviser" refers to Ellington Credit Company Management LLC, our external manager, and "Ellington" refers to Ellington Management Group, L.L.C. and its affiliated investment advisory firms, including the Adviser. In certain instances, references to the Adviser and services to be provided to us by the Adviser may also include services provided by Ellington and its other affiliates from time to time. References to "Blackstone" mean The Blackstone Group Inc. The "Blackstone Funds" means the group of funds that are managed by an affiliate of Blackstone and that, together with Ellington, constituted our original group of investors.
Special Note Regarding Forward-Looking Statements
When used in this Transition Report on Form 10-K, in future filings with the Securities and Exchange Commission, or the "SEC," or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as "believe," "expect," "anticipate," "estimate," "project," "plan," "continue," "intend," "should," "would," "could," "goal," "objective," "will," "may," "seek," or similar expressions or their negative forms or references to strategy, plans or intentions, are intended to identify "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934, as amended, or the "Exchange Act," and, as such, may involve known and unknown risks, uncertainties and assumptions.
Forward-looking statements are based on our beliefs, assumptions and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account information currently available to us. These beliefs, assumptions, and expectations are subject to numerous risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from those stated or implied by our forward-looking statements: changes in interest rates and the market value of our investments, market volatility, changes in the default rates on corporate loans, our ability to borrow to finance our assets, changes in government regulations affecting our business, a deterioration in the market for collateralized loan obligations, our ability to adapt to the new regulatory regime associated with our conversion to a closed-end fund/RIC, potential business disruption related to our conversion to a closed-end fund/RIC, ability to achieve the anticipated benefits of our conversion to a closed-end fund/RIC, the acceptance by the IRS of the proposed change to our tax year, and other changes in market conditions and economic trends, such as changes to fiscal or monetary policy, heightened inflation, increased tariffs, slower growth or recession, and currency fluctuations. Furthermore, as stated above, forward-looking statements are subject to numerous risks and uncertainties, including, among other things, those described under the heading “Risk Factors” in our Registration Statement on Form N-2, which can be accessed through the link to our SEC filings under "For Investors" on our website (at www.ellingtoncredit.com) or at the SEC's website (www.sec.gov). Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected or implied may be described from time to time in reports we file with the SEC, and is not possible for us to predict or identify them all. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
This Transition Report on Form 10-K and the information contained herein do not constitute an offer of any securities or solicitation of an offer to purchase securities.
Explanatory Note
We are filing this Transition Report on Form 10-K for the period from January 1, 2025 to March 31, 2025 (the “Transition Period”) in conjunction with a change in our fiscal year end. Effective April 1, 2025, we transitioned from a fiscal year ending December 31 to a fiscal year ending March 31, aligning with changes to our corporate structure and our registration as an investment company under the Investment Company Act of 1940, as amended (the "1940 Act"). These changes mark the culmination of the CLO Strategic Transformation (defined below).
This Transition Report on Form 10-K is our final periodic report filing under the Exchange Act. Beginning with our fiscal year starting April 1, 2025, we will no longer file reports under the Exchange Act. Instead, we will file periodic and other reports with the SEC as required of registered investment companies, including Form N-CSR, Form N-PORT, and Form N-CEN.

The Fund’s registration statement on Form N-2 contains important information relating to the Fund’s investment objectives and principal strategies, as well as a description of the Fund’s investment process and the primary risks associated with an investment in the Fund’s securities, which an investor should know before investing in the Fund’s securities.
Our Fund
Ellington Credit Company (formerly Ellington Residential Mortgage REIT) was formed in August 2012 as a Maryland company through a strategic venture among affiliates of Ellington, an investment management firm and registered investment adviser with a 30-year investment history, and the Blackstone Funds. We historically specialized in acquiring, investing in, and managing residential mortgage- and real estate-related assets, and elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
On March 29, 2024, our Board of Trustees (the “Board”) approved a strategic transformation (the “CLO Strategic Transformation”) of our investment strategy to focus on corporate collateralized loan obligations ("CLOs"). In connection with the CLO Strategic Transformation, we revoked our REIT election beginning with tax year 2024, rebranded as Ellington Credit Company (from Ellington Residential Mortgage REIT), and operated as a taxable C-Corporation during the interim period from January 1, 2024 through March 31, 2025. During this interim period, in addition to accumulating a CLO portfolio, we continued to hold a core portfolio of liquid Agency RMBS pools so that neither we nor any of our subsidiaries were required to register as an investment company under the 1940 Act. We also took advantage of our significant existing net operating loss carryforwards during this period to offset the majority of our U.S. federal taxable income.
On August 13, 2024, the Board approved the Advisory Agreement (the “Advisory Agreement”) with Ellington Credit Company Management LLC (the “Adviser”) that would take effect upon the Conversion (as defined below), subject to the further approval by our shareholders. Such approval was subsequently obtained at a special meeting of our shareholders held on January 17, 2025 (the “Special Meeting”). At the Special Meeting, our shareholders also approved other related matters that would allow us to convert to a registered closed-end investment company under the 1940 Act and thereby complete the CLO Strategic Transformation.
Effective as of April 1, 2025 (the "Conversion Date"), the Advisory Agreement between us and the Adviser was executed, and we became a Delaware statutory trust that is a non-diversified, closed-end management investment company registered as an investment company under the 1940 Act (such actions, together, the “Conversion”). In connection with the Conversion, we changed our fiscal year end to March 31, such that our fiscal year now begins on April 1 of each year. Shortly after the Conversion Date, we liquidated our remaining mortgage-related assets and began acquiring additional CLOs.
We intend to elect to be treated, and intend to qualify annually, as a regulated investment company (a “RIC”) under Subchapter M of the Code. To be eligible to be treated as a RIC beginning on the Conversion Date, we have requested approval from the Internal Revenue Service ("IRS") to change our tax year to end on the day prior to the Conversion Date (i.e., March 31). As a RIC, we generally will not have to pay corporate-level federal income tax on any net ordinary income or capital gain that we distribute to our stockholders as dividends if we meet certain source-of-income, distribution, and asset diversification requirements.
Our primary investment objectives are to generate attractive current yields and risk-adjusted total returns for our shareholders. Following the Conversion, we seek to achieve our investment objectives by investing primarily in mezzanine debt and equity tranches of corporate CLOs, which are securitizations that are collateralized by portfolios of corporate credit assets. These assets are primarily non-investment grade, first lien, senior secured corporate bank loans, although many CLOs may allocate a portion of their portfolios (typically below 10%) to other corporate credit assets, such as second lien or unsecured loans and/or secured or unsecured corporate bonds. Each CLO is structured as multiple tranches which offer investors varying degrees of credit risk, maturity and yield characteristics. CLO tranches are typically categorized as either senior debt, mezzanine debt, or subordinated/equity according to their relative seniority, payment priority and degree of risk. If the collateral underlying a given CLO defaults or otherwise underperforms, scheduled payments to senior tranches of such CLO securitization take precedence over those of more junior tranches, such as mezzanine debt and equity tranches, which are the focus of our investment strategy. The CLO securities in which we typically invest are unrated or rated below investment grade and are hence considered speculative with respect to timely payment of interest and repayment of principal.
We may also invest in other related securities and instruments that the Adviser believes are consistent with our investment objectives, including senior debt tranches of CLOs, loan accumulation facilities (“LAFs” or “warehouses”) and securities issued by other securitization vehicles, such as collateralized bond obligations (“CBOs”). LAFs are entities that acquire corporate loans and other similar corporate credit-related assets in anticipation of ultimately collateralizing a CLO transaction.

The Adviser and Ellington
Effective as of the Conversion Date, we are externally managed and advised by the Adviser, who is an affiliate of Ellington, pursuant to the Advisory Agreement. The Adviser does not have any other clients and does not have any employees of its own, rather, the Adviser relies on the employees of Ellington to perform its obligations to us.
The members of our management team are Michael Vranos, founder and Chief Executive Officer of Ellington, who serves as one of our Portfolio Managers and as a member of our Board; Laurence Penn, Vice Chairman and Chief Operating Officer of Ellington, who serves as our President and Chief Executive Officer and as a member of our Board; Gregory Borenstein, a Managing Director of Ellington, who serves as one of our Portfolio Managers; and Mark Tecotzky, our Executive Vice President, who also serves as Vice Chairman of Ellington. Messrs. Vranos, Penn, Borenstein and Tecotzky are assisted by Christopher Smernoff, who serves as our Chief Financial Officer; JR Herlihy, a Managing Director of Ellington, who serves as our Chief Operating Officer; Daniel Margolis, General Counsel of Ellington, who serves as our General Counsel; Alaael-Deen Shilleh, Associate General Counsel of Ellington, who serves as our Associate General Counsel and Secretary; and Vincent Ambrico, who serves as our Controller. Each of these individuals is an officer of the Adviser.
The Adviser is responsible for administering our business activities and day-to-day operations and, pursuant to a services agreement between the Adviser and Ellington, relies on the resources of Ellington to support our operations. Ellington has well-established portfolio management resources for each of our targeted asset classes and an established infrastructure supporting those resources. In addition, through Ellington's 12-year investment history in the CLO market, and in structured products more broadly, it has developed strong relationships with a wide range of dealers and other market participants that provide Ellington access to a broad range of trading opportunities and market information. As a result, Ellington provides us with access to a wide variety of asset acquisition and disposition opportunities and information that assist us in making asset management decisions across our targeted asset classes, which we believe provides us with a significant competitive advantage. We also benefit from Ellington's finance, accounting, operational, legal, compliance, and administrative functions.
As of March 31, 2025, Ellington had over 160 employees and had assets under management of approximately $14.9 billion, of which (i) approximately $7.6 billion consisted of our company, as well as Ellington Financial Inc., a Delaware corporation that elected to be taxed as a REIT listed on the New York Stock Exchange ("NYSE") under the ticker "EFC," and various hedge funds and other alternative investment vehicles that employ financial leverage; and (ii) approximately $7.4 billion consisted of accounts that do not employ financial leverage.
Our Strategy
Our primary investment objectives are to generate attractive current yields and risk-adjusted total returns for our shareholders. We seek to achieve these objectives by acquiring and managing a portfolio of corporate CLOs, with an emphasis on CLO mezzanine debt and equity tranches, and related investments, and opportunistically mitigating our credit risk, foreign currency risk, and interest rate risk, by using a variety of hedging instruments.
Our acquisition and management decisions will depend on prevailing market conditions and our targeted asset classes may vary over time in response to market conditions. The Adviser is authorized to follow very broad investment guidelines and, as a result, we cannot predict our portfolio composition. Subject to the limitations of the 1940 Act, we may change our strategy and policies without a vote of our shareholders. Moreover, although our independent trustees may periodically review our investment guidelines and our portfolio, they generally do not review individual acquisitions, dispositions, or many other management decisions.
Our investment philosophy primarily revolves around the pursuit of value across various types of CLO debt, CLO equity, and related assets, in both the U.S. and Europe. Within these sectors, we seek to make investments across a wide range of subsectors without any restriction as to ratings, structure, or position in the capital structure. Over time and through market cycles, opportunities will present themselves in varying subsectors and in varying forms. By rotating between and allocating among various subsectors and adjusting the extent to which we hedge credit, foreign currency, and interest rate risk, we believe that we will be able to capitalize on the disparities between these subsectors as well as on overall trends in the marketplace, and therefore provide better and more consistent returns. Disparities between targeted sectors vary from time to time and are driven by a combination of factors. For example, as various parts of the CLO capital structure fall in and out of favor, the relative yields that the market demands for those parts of the capital structure may vary. In addition, our performance projections for certain sectors may differ from those of other market participants and such disparities will naturally cause us, from time to time, to gravitate towards certain sectors and away from others. Disparities between CLO debt and CLO equity sectors and individual securities within such sectors may also be driven by differences in collateral performance, in servicer or collateral manager behavior and in the structure of particular investments (for example, in the timing of cash flows), and we may believe that other market participants are overestimating or underestimating the value of these differences. Furthermore, we believe that risk management, including opportunistic portfolio hedging and prudent financing and liquidity management, is essential for consistent generation of attractive current yields and risk-adjusted total returns.
The Adviser uses models (both Ellington's proprietary models and third-party models) to identify attractive assets, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our credit, credit spread, and interest rate risk, as applicable.
We believe that the Adviser is uniquely qualified to implement our strategy. Our strategy is consistent with Ellington's investment approach, which is based on its distinctive strengths in sourcing, analyzing, trading, and hedging for structured products. Furthermore, we believe that Ellington's extensive experience in buying, selling, analyzing, and structuring fixed income securities, coupled with its broad access to market information and trading flows, provides us with a steady flow of opportunities to acquire assets with favorable trade executions.
Our Targeted Assets
Our targeted assets include collateralized loan obligation debt and equity tranches ("CLOs"), CLO warehouse facilities ("LAFs" or "warehouses"), and related corporate debt and equity assets.
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
LAFs, or warehouses, are generally short- to medium- term financing facilities provided by the investment bank that will ultimately serve as the arranger on a CLO transaction. Utilizing equity capital provided by the LAF investors and debt financing provided by the investment bank, LAFs acquire corporate loans and other similar corporate credit-related assets in anticipation of ultimately collateralizing a CLO transaction. This period of accumulating assets, often known as the "warehouse period," typically terminates when the CLO vehicle issues various tranches of debt and equity securities to the market, using the issuance proceeds to repay the investment bank financing.
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
Investment Process
Our investment process benefits from the resources and professionals of the Adviser and Ellington. The process is managed by our Portfolio Managers, Michael Vranos and Gregory Borenstein. Our CLO investment process typically includes several components, such as (i) sourcing and trading, (ii) due diligence (which may include an assessment of collateral, documentation, CLO collateral manager, and/or structure), (iii) stress sensitivity and technical model analyses, and (iv) investment monitoring.
Sourcing and Trading
Ellington and its investment team have longstanding and deep experience investing and trading in the CLO market and in structured products more broadly, providing it with access to a wide range of market opportunities. The Fund’s investment team identifies investment and trading opportunities through a network of dealer, investor, and manager relationships that it has developed over time. Ellington intends to evaluate investment and trading opportunities across a range of CLO vehicles, managers, and vintages.
At the current time, the Fund only intends to invest in CLOs (or LAFs) that are managed by third parties; i.e., it does not expect to invest in CLOs (or LAFs) that are managed by the Adviser or its affiliates. However, the Fund’s intentions in this regard may change at any time, without notice to shareholders.
Nevertheless, when negotiating an investment in a CLO (or LAF) that is in the process of being formed, even if such CLO (or LAF ) will be managed by third parties, the Fund’s investment team may be able to negotiate certain structural terms of the CLO (or LAF) as a condition of its investment. In addition, in situations where the Fund’s participation in a LAF culminates in the issuance of a new CLO, the Fund will typically be offered the ability to purchase some of the newly issued CLO tranches, and in some of these cases the Fund’s investment team may be able to negotiate some of the terms of the CLO, including certain structural terms.
Due Diligence
The following are examples of the components of the investment team’s due diligence process on a CLO transaction. The investment team has broad authority as to which of these components are performed with respect to any given investment or proposed investment.
•Review of the CLO’s underlying loan portfolio
◦Review of portfolio-level metrics and characteristics, such as:
▪Market prices and coupon spreads
▪Credit ratings and weighted average lives
▪Liquidity (as measured by asset bid depth and facility size)
▪CLO-level exposures to specific industries and to lower-priced or lower-rated assets
◦Identification of specific underlying assets for further review, including:
▪In-depth analysis by Ellington’s internal credit analysts
▪Consultation with third-party Collateral Managers
▪Application of valuation adjustments based on internal and external insights
•Review of CLO deal documentation, including:
◦Priorities of payment (“waterfalls”)
◦Reinvestment flexibility
◦Cash flow tests and triggers
◦Asset concentration limits
◦Deal redemption language (e.g., call, refinance, and reset provisions)
◦Favorability of specific terms under varying market conditions
◦Structural features, such as:
▪Overcollateralization (OC) test cushion
▪Interest diversion test cushion
▪Equity net asset value (NAV)
▪Deal excess spread / net interest margin
▪Leverage levels
◦Other key provisions
•Assessment of historical CLO performance, including:
◦Collateral quality tests
◦Coverage ratio compliance
•Analyze results of model analyses and stress sensitivities
•Evaluation of CLO Collateral Manager, including:
◦Overall performance and market reputation
◦Secondary market liquidity of the CLO’s tranches
◦Historical equity distributions and internal rates of return (IRRs)
◦Quality of underlying portfolios
◦Effectiveness in building or maintaining portfolio par over time
•Comparison of the investment’s value proposition relative to other available opportunities
•Engagement and ongoing assessment, including:
◦Conducting update calls and meetings with CLO Collateral Managers
◦Reviewing CLO Collateral Managers’ trading strategies, market outlooks, and positioning
◦Integrating historical performance data and qualitative insights into the overall investment evaluation
Stress Sensitivity and Technical Model Analyses
In addition to reviewing a given CLO’s collateral, documentation, CLO Collateral Manager, and structure, the investment team may conduct sensitivity analyses to evaluate how a CLO tranche could perform under different credit stress scenarios. These analyses may consider several factors, including loan prices, spreads, maturities, default rates, prepayment rates, and recovery rates to estimate potential cashflows and performance across different market conditions. Scenarios may include historical macroeconomic shocks as well as hypothetical market environments. Individual assets within a CLO may be analyzed and various factors may be considered across each scenario, including how deal tests, cashflows, and triggers are projected to evolve over time, as well as projected credit spreads, yields, tranche weighted average lives (WALs) and credit spread durations. This analysis typically includes the assessment of the potential return profiles across different scenarios.
In addition to cashflow analyses, the investment team may utilize technical models to assess a CLO tranche relative to other corporate credit investments, including other CLO tranches. This relative value analysis may take into account various factors, including fundamental credit considerations and mark-to-market risk information.
Investment Monitoring
To help inform decisions on whether to continue holding investments, the investment team employs a monitoring process whereby portfolio-level reports are generated regularly by the investment team and the Risk Oversight Group related to the Fund’s investments. These reports incorporate a combination of third-party data and analytical tools to assess various factors related to the Fund’s CLO holdings.
Given that CLOs are typically actively managed vehicles prior to the end of their reinvestment periods, the CLO investment team may attempt to engage in discussions with CLO Collateral Managers to monitor developments in the deal portfolios. If available, the investment team may also review monthly and quarterly reports from CLO trustees, which contain information on CLO portfolio compositions and structural changes.
The Fund may choose to exit investments for a variety of reasons, which could include changes in market value of the CLO, changes in market conditions, changes in collateral quality or coverage tests, collateral manager performance, changes in the Fund’s view of the market, the Fund’s liquidity needs, to maintain compliance with 1940 Act or RIC-related tests, trading opportunities, or to rotate into what it perceives to be more attractive investment opportunities.
Valuation of Assets
For all periods prior to the Conversion Date, including during the Transition Period, the Adviser's valuation committee directed our valuation process, which was also subject to the oversight of our independent trustees. See Note 2 of the notes to consolidated financial statements included in Item 8 of this Transition Report on Form 10-K for a discussion of our valuation process during the Transition Period.
Following the Conversion, we have chosen the Adviser to be our valuation designee pursuant to Rule 2a-5 under the 1940 Act. The value of our investments are determined by the Adviser in good faith, subject to the Board’s oversight and in accordance with the 1940 Act and our valuation policies, based on relevant information compiled by the Adviser and third-party pricing services (when available), as follows:
•For investments that are readily valued, such as exchange-traded securities, valuations are generally based on market prices provided by recognized pricing sources.
•For investments that do not have readily available market quotations, including CLOs and other structured products, the Adviser may value these investments using third-party pricing services, if available. The Adviser’s Valuation Committee oversees the valuation process and reviews third-party prices when received. In cases where third-party pricing is unavailable, deemed unreliable, or otherwise not received, the Adviser may determine a value for these investments using third-party data, market data, and/or input from the portfolio management team.
Risk Management
Risk management is a cornerstone of Ellington's portfolio management process. Ellington's risk management infrastructure system includes "ELLiN," a proprietary portfolio management system used by all departments at Ellington, including trading, research, risk management, finance, operations, accounting, and compliance. We benefit from Ellington's comprehensive risk management infrastructure and ongoing assessment of both portfolio and operational risks. In addition, we utilize derivatives and other hedging instruments to opportunistically manage our credit, foreign currency, interest rate, and credit spread risk.
Credit Risk Hedging
We opportunistically enter into short credit positions using derivative instruments to protect against adverse credit events and/or credit spread widening risk with respect to our CLOs, or other assets. The derivative instruments that we use for credit hedging purposes may include contracts referencing the secured or unsecured debt or equity of certain corporations, as well as contracts referencing indices comprised of corporate debt and equity. We may also utilize tranches or option contracts on corporate credit or equity indices and various other derivative instruments.
The composition and relative mix of our hedging instruments may vary from period to period given the overall market environment and our view as to which instruments best enable us to execute our credit hedging goals.

Foreign Currency Hedging
To the extent we hold instruments denominated in currencies other than U.S. dollars, we may enter into transactions to offset the potential adverse effects of changes in currency exchange rates. In particular, we may use currency forward contracts and other currency-related derivatives to mitigate this risk.
Interest Rate Hedging
We opportunistically manage our interest rate risk by using various hedging strategies to mitigate such risks. The majority of our interest rate risk was historically associated with our Agency RMBS; CLOs are primarily backed by floating-rate loans and, as such, tend to have limited interest rate risk. The interest rate hedging instruments that we have used, and could selectively use in the future, include:
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
We have also utilized TBAs for interest rate hedging purposes. Pursuant to a TBA transaction, we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date.
Our Financing Strategies and Use of Leverage
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions, and in compliance with the 1940 Act. As of March 31, 2025, all of our debt financings consisted of repurchase agreements or "repos." In a repo, we sell an asset to a counterparty at a discounted value, or the "Loan Amount," and simultaneously agree to repurchase the same asset from such counterparty at a future date at a price equal to the Loan Amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repos are accounted for as collateralized borrowings. During the term of a repo, we generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our repos may be used to purchase the asset subject to the transaction, our financing arrangements do not restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our repo arrangements are typically documented under the standard form master repurchase agreement of the Securities Industry and Financial Markets Association, with the ability for both parties to request margin (i.e., to demand that the other party post additional collateral or repay a portion of the funds advanced) should the value of the underlying assets and posted collateral change. As the value of our collateral fluctuates, we and our repo counterparties are required to post additional margin collateral to each other from time to time as part of the normal course of our business. Our repo financing counterparties generally have the right, to varying degrees, to determine the value of the underlying collateral for margining purposes, subject to the terms and conditions of our agreement with the counterparty, including in certain cases our right to dispute the counterparty's valuation determination. As of March 31, 2025, we had approximately $517.5 million outstanding under repos with 13 counterparties, and given that we had approximately $228.5 million of shareholders' equity as of March 31, 2025, our debt-to-equity ratio was 2.3 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings.
We may utilize other types of borrowings in the future, including term facilities or other more complex financing structures. We also may raise capital by issuing debt, preferred or common shares, or depositary shares. Our use of leverage, especially in order to increase the amount of assets supported by our capital base, may have the effect of increasing losses when these assets underperform.
Prior to the onset of the CLO Strategic Transformation, the majority of our assets consisted of Agency RMBS, which were typically financed using repos. Given the very high credit quality of Agency RMBS, these repo financings carried require “haircuts” of only around 5%, which could have hypothetically allowed for debt-to-equity ratios well in excess of 10:1.

However, given the risk management protocols of the Adviser, our debt-to-equity ratios during this time frame were typically between 5:1 and 10:1.
The repo financing markets for CLO mezzanine debt and equity investments carry required haircuts that are much greater than 5%, given the comparatively lower credit quality of those assets relative to Agency RMBS. Repo financings for CLO mezzanine debt investments typically carry haircuts in the 20% to 40% range, and repo financing of CLO equity investments typically carry haircuts in the 45% to 65% range. Therefore, now that we have shifted our focus to CLO mezzanine debt and equity investments, we can no longer use repo debt financing to leverage to the same degree that we once did. Following the Conversion, in addition to these tighter limits on our debt leverage imposed by the repo financing markets, we are also subject to various limitations on leverage imposed by the 1940 Act, especially leverage obtained through the issuance of "senior securities." Therefore, we expect to have a much lower debt-to-equity ratio following the Conversion than we did prior to the Conversion. However, subject to maintaining our compliance with the 1940 Act, our investment policies require no minimum or maximum leverage, and the Adviser has the discretion, without the need for further approval by our Board, to change both our overall leverage and the leverage used for individual asset classes. Because our strategy is flexible, dynamic, and opportunistic, our overall leverage will vary over time. As a result, we do not have a targeted debt-to-equity ratio. Furthermore, our focus on CLO equity and certain other credit investments expose us to substantial indirect leverage (i.e., the debt financing employed by the CLO vehicles in which we invest). Our use of direct and indirect leverage, especially in order to increase the amount of assets supported directly or indirectly by our capital base, may have the effect of increasing losses when these assets underperform. See also "Risk Factors—Risks Related to the Fund's Financing, Hedging, and Derivatives Activities—The Fund uses financial leverage in executing its business strategy, which may adversely affect the return on its assets and may reduce cash available for distribution to its shareholders, as well as increase losses when economic conditions are unfavorable" and "Operating and Regulatory Structure—1940 Act—Leverage."
Advisory Agreement
In connection with the Conversion, on April 1, 2025, we entered into the Advisory Agreement with the Adviser pursuant to which the Adviser provides for the day-to-day management of our operations. The Advisory Agreement requires the Adviser to manage our business affairs in conformity with 1940 Act and the policies and investment guidelines that are approved and monitored by our Board.
Under the Advisory Agreement, the Adviser remains subject to the direction and oversight of the Board. The Adviser also, among other things:
•determines the composition of our portfolio, the nature and timing of the changes therein, and the manner of implementing such changes;
•identifies, evaluates, and negotiates the structure of the investments made by us;
•closes, monitors, and services our investments;
•determines the securities and other assets that we will purchase, retain, or sell; and
•provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.
Management Fees, Performance Fees, and Reimbursement of Expenses
Pursuant to the Advisory Agreement, we have agreed to pay the Adviser fees for investment advisory and management services, which consist of two components—a base management fee and a performance fee.
Base Management Fees
The “Base Management Fee” we pay to the Adviser with respect to each fiscal quarter is equal to the product of 0.375% (i.e., 1.50% per annum) and our “Net Asset Value,” which is equal to our total assets minus our total liabilities, as of the end of such fiscal quarter. The Base Management Fee is prorated for partial periods based on the number of days in such partial period compared to a 90-day quarter and is calculated and payable quarterly in arrears.
Performance Fees
We pay to the Adviser a “Performance Fee,” calculated and payable quarterly in arrears based upon our “Pre-Performance Fee Net Investment Income” with respect to each fiscal quarter, and is subject to a hurdle rate, expressed as a rate of return on our common equity, equal to 2.00% per quarter (i.e., 8.00% per annum), and is subject to a “catch-up” feature.
•If our Pre-Performance Fee Net Investment Income for a fiscal quarter does not exceed the result obtained by multiplying our Net Asset Value attributable to our common equity at the end of the immediately preceding fiscal quarter by the Hurdle Rate (the "Hurdle Amount") for such quarter, then no Performance Fee is payable to our Adviser with respect to such quarter;
•If our Pre-Performance Fee Net Investment Income for a fiscal quarter exceeds the Hurdle Amount for such quarter but is less than or equal to 121.21% of the Hurdle Amount, then 100% of the portion of our Pre-Performance Fee Net Investment Income that exceeds the Hurdle Amount (the “Catch-Up”) is payable to our Adviser as the Performance Fee with respect to such quarter. Therefore, once our Pre-Performance Fee Net Investment Income for such quarter exactly reaches 121.21% of the Hurdle Amount, our Adviser will have accrued a Performance Fee with respect to such quarter that is exactly equal to 17.5% of the Pre-Performance Fee Net Investment Income (because 21.21% of the Hurdle Amount (which is the Pre-Performance Fee Net Investment Income captured by our Adviser during the Catch-Up phase) is equal to 17.5% of 121.21% of the Hurdle Amount (which is the entire Pre-Performance Fee Net Investment Income at the end of the Catch-Up phase)); and
•If our Pre-Performance Fee Net Investment Income for a fiscal quarter exceeds 121.21% of the Hurdle Amount for such quarter, then 17.5% of the our Pre-Performance Fee Net Investment Income is payable to our Adviser as the Performance Fee with respect to such quarter.
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
For these purposes, the following definitions are applicable:
“Hurdle Amount” for any fiscal quarter means the result obtained by multiplying the Net Asset Value of Common Equity at the end of the immediately preceding fiscal quarter by the Hurdle Rate. The Hurdle Amount will be appropriately adjusted for any common share issuances or repurchases during the fiscal quarter.
“Hurdle Rate” means 2.00% per quarter, or 8.00% per annum. The Hurdle Rate will be appropriately prorated for partial quarterly periods based on the number of days in such partial period compared to a 90-day quarter.
“Net Asset Value” means the figure that is equal to our total assets minus our total liabilities.
“Net Asset Value of Common Equity” means the portion of Net Asset Value attributable to common equity.
“Pre-Performance Fee Net Investment Income” for any fiscal quarter means interest income (including accretions of discounts, amortization of premiums, and payment-in-kind income), dividend income, and any other income (including any fee income) earned or accrued by us during such fiscal quarter, minus our operating expenses for such quarter (which, for this purpose, will not include any litigation-related expenses, any extraordinary expenses, or Performance Fee). Pre-Performance Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of computing Pre-Performance Fee Net Investment Income, the calculation methodology will look through total return swaps as if we owned the referenced assets directly. As a result, Pre-Performance Fee Net Investment Income includes net interest (whether positive or negative) associated with a total return swap, which is the difference between (a) the interest income and transaction fees related to the reference assets and (b) all interest and other expenses paid by us to the total return swap counterparty. In the case of an interest rate swap, Pre-Performance Fee Net Investment Income includes the net payments and net accruals of periodic payments.
The “catch-up” provision is intended to provide the Adviser with a performance fee of 17.5% on all of our Pre-Performance Fee Net Investment Income when our Pre-Performance Fee Net Investment Income reaches 2.424% of Net Asset Value of Common Equity in a calendar quarter.
The Adviser is obligated to pay expenses associated with providing the investment services stated in the Advisory Agreement, including compensation of and office space for its officers and employees connected with investment and economic research, trading and investment management of us.
The Performance Fee is based on our Pre-Performance Fee Net Investment Income, without considering any realized or unrealized gains or losses on our investments. As a result, (i) for quarters in which a Performance Fee is payable, such Performance Fee will exceed 17.5% of our GAAP net income if we generated net realized and unrealized losses on our investments during such quarter, (ii) the Adviser could earn a Performance Fee for fiscal quarters during which we generate a GAAP net loss, and (iii) given the Performance Fee, the Adviser might be incentivized to manage our portfolio using higher risk assets, using assets with deferred interest features, or using more financial leverage through indebtedness (subject to the applicable 1940 Act restrictions), to generate more income, both of which could result in higher investment losses, especially during economic downturns.
The Performance Fee is calculated quarterly, treating each quarter in isolation. As a result, the Hurdle Amount does not accumulate from quarter to quarter, and decreases in our Net Asset Value of Common Equity, such as those due to unrealized losses, will reduce the Hurdle Amount, potentially making it easier for the Adviser to earn a Performance Fee. We will not have the ability to claw back, delay, or adjust the payment of any Performance Fee based on financial results in prior or subsequent quarters. In addition, over a series of quarters, if our Pre-Performance Fee Net Investment Income is positive in some quarters but negative in others, it is likely, when viewing the series of quarters as a whole, for the aggregate Performance Fee payable to the Adviser to exceed 17.5% of our aggregate Pre-Performance Fee Net Investment Income. There is also a conflict of interest related to management's involvement in many accounting determinations (including but not limited to valuations and calculations of interest income) that can affect the Performance Fee.
Reimbursement of Expenses
All investment professionals of the Adviser and its affiliates, along with their respective staff, when engaged in providing advisory or management services under the Advisory Agreement, are compensated by the Adviser, which also bears their routine overhead expenses. We, however, are responsible for a comprehensive set of expenses related to our operations and administration. These include costs associated with organizing, restructuring, or liquidating us, as well as expenses for calculating Net Asset Value—including those charged by independent valuation firms. We bear the direct costs of legal, accounting, and auditing services, including legal counsel to the independent trustees, and pay for routine administrative needs such as printing, mailing, and office support. We are also responsible for all applicable taxes and regulatory fees, including those tied to federal and state filings, membership dues in industry organizations, and compliance-related expenses. We pay fees related to custody, transfer agency, sub-accounting services, portfolio pricing, and marketing and distribution activities. We covers shareholder-related communications and meetings, trustee compensation, insurance policies, and travel costs incurred in connection with our business. In addition, we bear the cost of technology and software tools used in operations, debt servicing, brokerage commissions, co-investment allocations, and other transaction-related charges. Extraordinary expenses, such as litigation or indemnification costs, and the compensation of compliance personnel allocated to us are also paid directly by us. Further, we reimburse the Adviser or its affiliates for any of these expenses paid on our behalf, subject to documentation and review. Lastly, we bear our allocable portion of overhead and personnel expenses incurred by the Administrator in performing its duties under the Administration Agreement, including expenses related to the Chief Financial Officer, Chief Operating Officer, and related support staff.
Term and Termination
The initial term of the Advisory Agreement is two years from its execution. Unless earlier terminated in accordance with its terms, the Advisory Agreement will remain in effect year-to-year if approved annually by the Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our trustees who are not parties to such agreement or who are independent trustees. The Advisory Agreement may be terminated without penalty by either party with appropriate notice. The Adviser may terminate the Advisory Agreement at any time by providing us with sixty (60) days’ written notice, which we may choose to waive. Similarly, we may terminate the Advisory Agreement without penalty by giving the Adviser sixty (60) days’ written notice, which the Adviser may waive. Additionally, we may terminate the Advisory Agreement in the event of a material breach by the Adviser. In such circumstances, we must first provide written notice identifying the breach, and if the breach is capable of being cured, the Adviser must be given thirty (30) days to remedy it to our reasonable satisfaction. If the Adviser fails to cure the breach within that period, we may proceed with termination. Any termination of the Advisory Agreement by us—whether voluntary or for cause—must be directed or approved either by a majority vote of all trustees then in office or by the holders of a “majority” of our outstanding voting securities, as defined under the 1940 Act. The Advisory Agreement will automatically terminate in the event of its assignment.
Administration Agreement
In connection with the Conversion, we also entered into an administration agreement, dated as of April 1, 2025, with Ellington Credit Company Administration LLC, a Delaware limited liability company (the “Administrator”) (such agreement, the “Administration Agreement”). Pursuant to the Administration Agreement, the Administrator, among other things, furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and also performs, or oversees the performance of, its required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our shareholders. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of the Administrator’s costs and expenses incurred in performing its obligations and providing personnel (including wages, salaries, bonuses and related payroll expenses) under the Administration Agreement, including rent, office supplies, the fees and expenses associated with performing compliance functions, and our allocable portion of the costs of compensation and related expenses of our Chief Financial

Officer, Chief Operating Officer, and their respective support staff. To the extent the Administrator outsources any of its functions, we pay the fees on a direct basis, without profit to the Administrator. The Administration Agreement may be terminated by us without penalty upon not less than 60 days’ written notice to the Administrator and by the Administrator upon not less than 90 days’ written notice to us. The Administration Agreement will remain in effect if approved by the Board, including by a majority of the independent trustees. Mr. Vranos, one of our Portfolio Managers and one of our trustees, Mr. Penn, our Chief Executive Officer, President, and one of our trustees, Mark Tecotzky, an Executive Vice President, Christopher Smernoff, our Chief Financial Officer, JR Herlihy, our Chief Operating Officer, and Daniel Margolis, our General Counsel, each also serves as an officer of the Administrator.
Term and Termination
The initial term of the Administration Agreement is two years from its execution. The Board will consider the approval of the Administration Agreement on an annual basis, and the Administration Agreement may be amended by the Board and the Administrator, without shareholder approval. When considering the approval of the Administration Agreement, the Board considers, among other factors, (i) the reasonableness of the compensation paid by us to the Administrator and any third-party service providers in light of the services provided, the quality of such services, any cost savings to us as a result of the arrangements and any conflicts of interest, (ii) the methodology employed by the Administrator in determining how certain expenses are allocated to us, (iii) the breadth, depth and quality of such administrative services provided, (iv) certain comparative information on expenses borne by other companies for somewhat similar services known to be available and (v) the possibility of obtaining such services from a third-party.
The Administration Agreement may be terminated at any time, without the payment of any penalty, by us upon not less than 60 days’ written notice or by the Administrator upon not less than 90 days’ written notice.
Conflicts of Interest; Equitable Allocation of Opportunities; Co-Investments and Related Party Transactions
Conflicts of Interest; Equitable Allocation of Opportunities
Ellington manages various other clients that invest in the CLO market and employ other corporate credit-related strategies. As of March 31, 2025, these other funds, accounts, and vehicles, represented approximately $5.6 billion of assets under management (excluding our assets but including $1.7 billion of accounts that do not employ financial leverage).
Our executive officers, Portfolio Managers and certain trustees, and the Adviser, the Administrator and their affiliates officers and employees, have several conflicts of interest as a result of affiliations they have and other activities in which they engage. The Adviser and the Administrator are indirectly owned by Ellington Management Group, L.L.C., ("EMG"), a registered investment adviser that provides advisory services to several clients unrelated to us. Our executive officers, Portfolio Managers and certain trustees, and members of the Adviser’s and the Administrator’s respective management teams, are also employees, officers and/or principals of EMG. Under the Services Agreement, EMG provides such services, including personnel, support and resources, to the Adviser and the Administrator as the Adviser and the Administrator, respectively, may determine to be reasonably necessary to perform their respective obligations under the Advisory Agreement and the Administration Agreement. The fact that the same individuals affiliated with us are also affiliated with the Adviser, the Administrator, and EMG may result in conflicts of interest that may not be foreseen or resolved in a manner that is always or exclusively in our best interest.
Our executive officers and trustees, as well as other current and potential future affiliated persons, officers and employees of the Adviser, the Administrator, EMG and certain of their affiliates, may serve as officers, directors or principals of, or manage the accounts for, other entities with investment strategies that substantially or partially overlap with the strategy that we pursue. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations may not be in the best interests of us or our shareholders. The Adviser has entered into, and may in the future enter into, additional business arrangements with certain of its shareholders, including granting beneficial ownership in limited liability company interests in the Adviser. In such cases, such shareholders may have an incentive to vote shares held by them in a manner that takes such arrangements into account. As a result of these relationships and separate business activities, the Adviser has conflicts of interest in allocating management time, services and functions among us, other advisory clients and other business activities.
The Adviser is responsible for the investment decisions made on our behalf. There are no restrictions on the ability of the Adviser and certain of its affiliates to manage accounts for multiple clients, including accounts for affiliates of the Adviser or their directors, officers or employees, following the same, similar, or different investment objectives, philosophies, and strategies as those used by the Adviser for its account. In those situations, the Adviser and its affiliates may have conflicts of interest in allocating investment opportunities between us and any other account managed by such person. Such conflicts of interest would be expected to be heightened where the Adviser manages an account for an affiliate or its directors, officers, or employees. In addition, certain of these accounts may provide for higher management fees or have higher performance fees than us, and/or may allow for higher expense reimbursements, all of which may contribute to a conflict of interest and create an incentive for the Adviser to favor such other accounts. Further, accounts managed by the Adviser or certain of its affiliates may hold certain investments in CLOs, such as mezzanine debt and equity tranches, which conflict with the positions held by other accounts in such CLOs, such as those held by us. In these cases, when exercising the rights of each account with respect to such investments, the Adviser and/or its affiliate will have a conflict of interest, as actions on behalf of one account may have an adverse effect on another account managed by the Adviser or such affiliate, including us.
Our executive officers and trustees, as well as other current and potential future affiliated persons, officers, and employees of the Adviser and certain of its affiliates, may serve as officers, directors, or principals of, or manage the accounts for, other entities with investment strategies that substantially or partially overlap with the strategy that we intend to pursue. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations may not be in the best interests of us or our shareholders.
Further, the professional staff of the Adviser and Administrator will devote as much time to us as such professionals deem appropriate to perform their duties in accordance with the Advisory Agreement and Administration Agreement, respectively. However, such persons may be committed to providing investment advisory and other services for other clients and engage in other business ventures in which we have no interests. In addition, payments under the Administration Agreement are equal to an amount based upon our allocable portion of certain of the Administrator’s expenses. As a result of these separate business activities, the Adviser and Administrator may have conflicts of interest in allocating management and administrative time, services, and functions among us and its affiliates and other business ventures or clients.
As a fiduciary, Ellington has a duty to act in the best interests of its clients and to allocate investment opportunities in a fair and equitable manner over time. Ellington has adopted policies and procedures designed to govern the allocation of investment opportunities among multiple client accounts in a manner that it believes is consistent with its fiduciary duties, taking into account various factors. These factors may include, but are not limited to, regulatory, tax, or legal considerations applicable to an account, the investment guidelines and restrictions of a particular client, the risk and return profile of the investment, available capital, liquidity needs, and other relevant circumstances.
Investment opportunities may be allocated using various methodologies, including rotational, percentage-based, or other allocation approaches, provided that such methodologies are consistent with Ellington’s internal conflict of interest and allocation policies and the requirements of applicable law, including the Advisers Act, the 1940 Act and other applicable laws, rules, and regulations. Automated allocation tools may be utilized as part of its portfolio management system to assist in trade allocations, and may be subject to review and oversight by Ellington’s risk management and compliance teams.
In certain cases, priority may be given to accounts in a ramp-up or start-up phase, including us, as such accounts seek to establish their investment portfolios. While this prioritization is permitted within Ellington’s policies, the policies allow for a protocol of allocating assets so that, on an overall basis, each account is treated equitably. As part of these policies, we may be excluded from specified allocations of assets for tax, regulatory, risk management, or similar reasons.
In addition, an account managed by the Adviser, such as the Fund, is expected to be considered for the allocation of investment opportunities alongside other accounts managed by Ellington. However, there is no assurance that a particular opportunity will be allocated to any particular account in a certain manner or that any such account, including the Fund, will be able to participate in all investment opportunities that are suitable for it.
In the course of their advisory and other activities, the Adviser and Ellington may acquire confidential or material non-public information or become subject to trading restrictions in certain securities. As a result, the Adviser may be unable to disclose or act upon such information, even if it could be useful to investment decisions. These restrictions may prevent the Adviser from initiating a transaction for us that it otherwise might have initiated, which could result in us being unable to acquire or exit certain investment positions.
The Interested Trustees (as defined herein) are associated with the Adviser and have an interest in the Adviser’s economic success. The participation of the Adviser’s investment professionals in the valuation process, and the interest of the Interested Trustees in the Adviser and Ellington, could result in a conflict of interest because, for example, the management fees paid to the Adviser are based on our Net Asset Value.
Further, in the ordinary course of its business, Ellington may face other conflicts of interest in managing multiple client accounts. These conflicts may arise due to differing investment advice, competing interests in the same issuer or securitization, joint participation in transactions, investment in other client accounts, service provider relationships, and the receipt of administrative, servicing, or other fees. For example, client accounts may be provided with differing investment recommendations, take opposing positions in the same security, or invest in different levels of an issuer’s capital structure, which may create competing economic interests. In certain cases, Ellington or its affiliates may manage securitizations or structured vehicles in which client accounts invest, act as a servicer or administrator for client transactions, or determine whether services should be provided by third-party vendors or in-house resources. These situations may present conflicts where Ellington has incentives to maximize fees, allocate investments among accounts, or select service providers based on existing relationships. Additionally, conflicts may arise when client accounts provide guarantees, indemnities, or financing through joint vehicles, or when Ellington determines whether to invest in affiliated entities.
Both EMG and the Adviser have adopted policies and procedures to identify, manage, and mitigate potential conflicts of interest in a manner consistent with its fiduciary duties. However, there is no guarantee that all conflicts can be eliminated or that actions taken on behalf of another client account will not have an adverse effect on us.
Our executive officers and the officers and employees of our Adviser are also officers and employees of Ellington, and we compete with other Ellington accounts for access to these individuals. We have not adopted a policy that expressly prohibits our trustees, officers, security holders, or affiliates from having a direct or indirect pecuniary interest in any asset to be acquired or disposed of by us or any of our subsidiaries or in any transaction to which we or any of our subsidiaries is a party or has an interest, nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. However, our code of business conduct and ethics contains a conflicts of interest policy that prohibits our trustees, officers, and employees, as well as employees of our Adviser who provide services to us, from engaging in any transaction that involves an actual or apparent conflict of interest with us, absent approval by the Board or except as expressly set forth above or as provided in the Management Agreement between us and our Adviser. In addition, nothing in the Management Agreement binds or restricts our Adviser or any of its affiliates, officers, or employees from buying, selling, or trading any securities or commodities for their own accounts or for the accounts of others for whom our Adviser or any of its affiliates, officers, or employees may be acting.
Related Party Transactions and Co-Investments
In the ordinary course of business, and to the extent permitted by the 1940 Act and other applicable law, we may enter into transactions with persons who are affiliated with us by reason of being under common control of the Adviser, the Administrator or their affiliates, including EMG. In order to ensure that it complies with applicable regulations, we have implemented certain policies and procedures requiring our executive officers to screen transactions for possible affiliations between us, the Administrator, the Adviser and its affiliates and their respective employees, officers, and directors. We will not enter into such transactions unless it is satisfied that doing so is consistent with the 1940 Act, applicable SEC exemptive rules, interpretations or guidance or the terms of any exemptive relief granted to us (as discussed below). Due to our affiliations, we may be required to forgo certain investment opportunities, including but not limited to investing in CLOs managed by certain affiliates of the Adviser.
Our Nominating and Corporate Governance Committee (the “Governance Committee”) is responsible for reviewing and approving in advance any related party transactions, except for certain transactions pre-approved under guidelines or rules established by the Governance Committee or the Board. The Governance Committee may prohibit any transaction if it determines that it is inconsistent with our interests or the interests of our shareholders.
In certain instances, we may co-invest concurrently with other accounts managed by the Adviser, Ellington or certain of the Adviser’s affiliates, subject to compliance with applicable regulations, regulatory guidance, and the Adviser’s allocation procedures. On May 8, 2025, we and the Adviser, among others, submitted an application for exemptive relief to the SEC to permit us and certain of our affiliates to participate in certain negotiated co-investments alongside other accounts managed by the Adviser, or certain of its affiliates, subject to certain conditions. There can be no assurance when, or if, such relief may be obtained. A copy of our application for exemptive relief, including all of the conditions and the related order, is available on the SEC’s website at www.sec.gov.
Competition
In acquiring our assets, we compete with closed-end funds, BDCs, hedge funds, specialty finance companies, banks, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, and other entities. Many of our competitors are significantly larger than us, have greater access to capital and other resources, and may have other advantages over us. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the government. Additionally, many of our competitors are not required to comply with the 1940 Act. Our competitors also include other investment vehicles managed by Ellington or its affiliates. In addition to existing competitors, other companies may be organized for similar purposes in the future, including companies focused on purchasing CLOs and CLO-related assets. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the market price of our common shares. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common shares. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets, or pay higher prices, than we can.
In the face of this competition, we believe that our access to our Adviser's and Ellington's professionals and their industry expertise may provide us with a competitive advantage, including helping us to identify appropriate assets for acquisition and the appropriate prices to pay for such assets, and thereby to compete more effectively for attractive asset acquisition opportunities. However, we may not be able to achieve our business goals or expectations as a result of the competitive risks that we face.
Operating and Regulatory Structure
Taxation
We intend to elect to be taxed as a RIC under Subchapter M of the Code. To qualify as a RIC, we must, among other things, (a) derive in each taxable year at least 90% of our gross income from dividends, interest (including tax-exempt interest), payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income (including but not limited to gain from options, futures and forward contracts) derived with respect to our business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership” (a “QPTP”); and (b) diversify our holdings so that, at the end of each quarter of each taxable year (i) at least 50% of the market value of our total assets is represented by cash and cash items, U.S. Government securities, the securities of other RICs and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of our total assets and not more than 10% of the outstanding voting securities of such issuer (subject to the exception described below), and (ii) not more than 25% of the market value of our total assets is invested in the securities (other than U.S. Government securities and the securities of other RICs) (A) of any issuer, (B) of any two or more issuers that we control and that are determined to be engaged in the same business or similar or related trades or businesses, or (C) of one or more QPTPs. The Code provides for certain exceptions to the foregoing diversification requirements. We may generate certain income that might not qualify as good income for purposes of the 90% annual gross income requirement described above. We intend to monitor our transactions to prevent our disqualification as a RIC.
If we fail to satisfy the 90% annual gross income requirement or the asset diversification requirements discussed above in any taxable year, we may be eligible for relief provisions if the failures are due to reasonable cause and not willful neglect and if a penalty tax is paid with respect to each failure to satisfy the applicable requirements. Additionally, relief is provided for certain de minimis failures of the asset diversification requirements where we correct the failure within a specified period. If the applicable relief provisions are not available or cannot be met, all of our income would be subject to corporate-level U.S. federal income tax as described below. We cannot provide assurance that we would qualify for any such relief should we fail the annual gross income or the asset diversification requirements discussed above.
As a RIC, in any taxable year with respect to which we timely distribute at least 90% of the sum of our (i) investment company taxable income (which includes, among other items, dividends, interest and the excess of any net short-term capital gain over net long-term capital loss and other taxable income (other than any net capital gain), reduced by deductible expenses) determined without regard to the deduction for dividends paid and (ii) net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) (the “Annual Distribution Requirement”), we (but not our shareholders) generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gain (generally, net long-term capital gain in excess of short-term capital loss) that we distribute to our shareholders. We intend to distribute annually all or substantially all of such income on a timely basis. To the extent that we retain our net capital gain for investment or any investment company taxable income, we will be subject to U.S. federal income tax on such retained amounts at the regular corporate income tax rates. We may choose to retain our net capital gains for investment or any investment company taxable income, and pay the associated federal corporate income tax, including the federal excise tax described below.
Certain amounts not distributed during a calendar year are subject to a nondeductible 4% U.S. federal excise tax payable by us. To avoid this tax, we would need to distribute (or be deemed to have distributed) during each calendar year an amount equal to the sum of:
(1)at least 98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year;
(2)at least 98% of net specified gains, including specified mark to market net gains, for a one-year period generally ending on October 31 of the calendar year (unless we elect to use our taxable year);
(3)at least 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year (unless we elect to use our taxable year); and
(4)certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% federal excise tax, sufficient amounts of our taxable income and capital gains may not be distributed to avoid entirely the imposition of the tax. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
If, in any particular taxable year, we do not satisfy the Annual Distribution Requirement or otherwise were to fail to qualify as a RIC (for example, because we fail the 90% annual gross income requirement described above), and relief is not available as discussed above, all of our taxable income (including our net capital gains) will be subject to tax at regular corporate rates without any deduction for dividends paid to shareholders, and distributions generally will be taxable to the shareholders as ordinary dividends to the extent of our current and accumulated earnings and profits.
Our investments in CLO equity tranches are generally shares in “passive foreign investment company” (“PFIC”) investments or “controlled foreign corporation” ("CFC") investments. We have elected to mark our securities to market at the end of each taxable year; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value. Under the election, we may be required to recognize in a year income in excess of distributions from PFICs and CFCs during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.
A RIC cannot carry back or carry forward any net operating losses.
1940 Act
General
As a registered closed-end management investment company, we are subject to regulation under the 1940 Act. Under the 1940 Act, unless authorized by vote of a majority of our outstanding voting securities, we may not:
•change our classification to an open-end management investment company;
•alter any of our fundamental policies, which are set forth below in “—Fundamental Investment Restrictions;” or
•change the nature of our business so as to cease to be an investment company.
A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy or (b) more than 50% of the outstanding voting securities of such company.
As with other companies regulated by the 1940 Act, a registered closed-end management investment company must adhere to certain substantive regulatory requirements. A majority of its trustees must be persons who are not “interested persons” of us, as that term is defined in the 1940 Act. We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the closed-end management investment company. Furthermore, as a registered closed-end management investment company, we are prohibited from protecting any trustee or officer against any liability to us or our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office. As described above, we may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates absent exemptive relief or other prior approval by the SEC.
We will generally not be able to issue and sell our common shares at a price below the then current net asset value per common share (exclusive of any distributing commission or discount). We may, however, sell our common shares at a price below the then current net asset value per common share if our Board determines that such sale is in our best interests and the best interests of our shareholders, and the holders of a majority of our shares approves such sale. In addition, we may generally issue new shares at a price below our net asset value per common share in rights offerings to existing shareholders, in payment of dividends and in certain other limited circumstances.
Fundamental Investment Restrictions
Our stated fundamental policies, which may only be changed by the affirmative vote of a majority of our outstanding voting securities (the shares), are listed below. For the purposes of this Transition Report on Form 10-K, “majority of the outstanding voting securities” means the vote, at an annual or special meeting of shareholders, duly called, (a) of 67% or more of the shares present at such meeting, if the holders of more than 50% of the outstanding shares are present or represented by proxy; or (b) of more than 50% of the outstanding shares, whichever is less. We may not:
(1)Borrow money, except as permitted by (i) the 1940 Act, or interpretations or modifications by the SEC, SEC staff or other authority with appropriate jurisdiction, or (ii) exemptive or other relief or permission from the SEC, SEC staff or other authority with appropriate jurisdiction. We may borrow for investment purposes, for temporary liquidity, or to finance repurchases of our shares.
(2)Issue senior securities, except as permitted by (i) the 1940 Act, or interpretations or modifications by the SEC, SEC staff or other authority with appropriate jurisdiction, or (ii) exemptive or other relief or permission from the SEC, SEC staff or other authority with appropriate jurisdiction.
(3)Underwrite securities of other issuers, except insofar as we may be deemed an underwriter under the Securities Act of 1933, as amended (the “Securities Act”) in connection with the disposition of our portfolio securities. We may invest in restricted securities (those that must be registered under the Securities Act before they may be offered or sold to the public) to the extent permitted by the 1940 Act.
(4)Invest more than 25% of the market value of our assets in the securities of companies, entities or issuers engaged in any one industry. This limitation does not apply to investment in the securities of the U.S. Government, its agencies or instrumentalities.
(5)Purchase or sell real estate or interests in real estate. This limitation is not applicable to investments in securities that are secured by or represent interests in real estate (e.g., mortgage loans evidenced by notes or other writings defined to be a type of security). Additionally, the preceding limitation on real estate or interests in real estate does not preclude us from investing in mortgage-related securities or investing in companies engaged in the real estate business or that have a significant portion of their assets in real estate (including real estate investment trusts), nor from disposing of real estate that may be acquired pursuant to a foreclosure (or equivalent procedure) upon a security interest.
(6)Purchase or sell commodities, commodity contracts, including commodity futures contracts, unless acquired as a result of ownership of securities or other investments, except that we may invest in securities or other instruments backed by or linked to commodities, and invest in companies that are engaged in a commodities business or have a significant portion of their assets in commodities, and may invest in commodity pools and other entities that purchase and sell commodities and commodity contracts.
(7)Make loans, except to the extent permitted by (i) the 1940 Act, or interpretations or modifications by the SEC, SEC staff or other authority with appropriate jurisdiction, or (ii) exemptive or other relief or permission from the SEC, SEC staff or other authority with appropriate jurisdiction. For purposes of this investment restriction, the purchase of debt obligations (including acquisitions of loans, loan participations or other forms of debt instruments) shall not constitute loans by us. Additionally, the preceding limitation on loans does not preclude us from modifying note terms.
We will treat with respect to participation interests both the financial intermediary and the borrower as “issuers” for purposes of fundamental investment restriction (5).
The fundamental investment limitations set forth above restrict our ability to engage in certain practices and purchase securities and other instruments other than as permitted by, or consistent with, applicable law, including the 1940 Act. Relevant limitations of the 1940 Act as they presently exist are described below. These limitations are based either on the 1940 Act itself, the rules or regulations thereunder or applicable orders of the SEC. In addition, interpretations and guidance provided by the SEC staff may be taken into account to determine if a certain practice or the purchase of securities or other instruments is permitted by the 1940 Act, the rules or regulations thereunder or applicable orders of the SEC. As a result, the foregoing fundamental investment policies may be interpreted differently over time as the statute, rules, regulations or orders (or, if applicable, interpretations) that relate to the meaning and effect of these policies change, and no vote of shareholders, as applicable, will be required or sought.
Non-Fundamental Investment Restrictions
We are also subject to the following non-fundamental restrictions and policies, which may be changed by the Board without the approval of the holders of a majority of our outstanding voting securities. We may not:
(1)Change or alter our investment objective or 80% policy;
(2)Purchase securities of other investment companies, except to the extent that such purchases are permitted by applicable law, including any exemptive orders issued by the SEC; and
(3)Purchase any securities on margin except as may be necessary in connection with transactions described in our registration statement on Form N-2 and except that we may obtain such short-term credit as may be necessary for the clearance of purchases and sales of portfolio investments (the deposit or payment by us of initial or variation margin in connection with swaps, forward contracts and financial futures contracts and options thereon is not considered the purchase of a security on margin).

Compliance with any policy or limitation of ours that is expressed as a percentage of assets is determined at the time of purchase of portfolio securities. The policy will not be violated if these limitations are exceeded because of changes in the market value or investment rating of our assets or if a borrower distributes equity securities incident to the purchase or ownership of a portfolio investment or in connection with a reorganization of a borrower. We interpret our policies with respect to borrowing and lending to permit such activities as may be lawful for us, to the full extent permitted by the 1940 Act or by exemption from the provisions therefrom pursuant to an exemptive order of the SEC.
Leverage
Subject to prevailing market conditions, we may add financial leverage if, immediately after such borrowing, we would have asset coverage (as defined in the 1940 Act) of 300% or more (for leverage obtained through debt or other “senior securities”) or 200% or more (for leverage obtained through preferred shares). As one example, if we have $100 in “Net Asset Value” (as defined below), we may utilize leverage through obtaining debt or other “senior securities” subject to a 300% asset coverage requirement, which will typically result in a debt limit of $50 (e.g., $150 in total assets compared to $50 in debt or other “senior securities”). As another example, if we have $100 in “Net Asset Value” (as defined below) and no debt, it may issue $100 in preferred shares subject to a 200% asset coverage requirement, which will typically result in a $100 limit on preferred shares (e.g., $200 in total assets compared to $100 in preferred shares). “Net Asset Value” means our total assets minus our liabilities. We also may add financial leverage through borrowings entered into under repos subject to the requirements discussed under “Derivatives Transactions” below. We may use leverage opportunistically and may choose to increase or decrease our leverage, or use different types or combinations of leveraging instruments, at any time based on our assessment of market conditions and the investment environment. Certain instruments that create leverage are considered to be senior securities under the 1940 Act.
In the event we fail to meet our applicable asset coverage ratio requirements, we may not be able to incur additional debt and/or issue preferred shares, and could be required by law or otherwise to sell a portion of our investments to repay some debt or redeem preferred shares (if any) when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make certain distributions or pay dividends of an amount necessary to continue to qualify for treatment as a RIC for U.S. federal income tax purposes.
We expect that we will, or may need to, raise additional capital in the future to fund our continued growth or otherwise, and we may do so by entering into a credit facility, issuing preferred shares or debt securities or through other leveraging instruments. Subject to the limitations under the 1940 Act, we may incur additional leverage opportunistically and may choose to increase or decrease our leverage. In addition, we may borrow for temporary, emergency or other purposes as permitted under the 1940 Act, which indebtedness would be in addition to the asset coverage requirements described above. By leveraging our investment portfolio, we may create an opportunity for increased net income and capital appreciation. However, the use of leverage also involves significant risks and expenses, which will be borne entirely by our shareholders, and our leverage strategy may not be successful. For example, the more leverage is employed, the more likely a substantial negative change will occur in our net asset value per common share. Accordingly, any event that adversely affects the value of an investment would be magnified to the extent leverage is utilized.
Derivatives Transactions
We engage in “Derivative Transactions,” as described below, primarily to hedge against interest rate, credit, currency and/or other risks, or for other risk management or investment purposes, including to accommodate additional investments. However, we may also use Derivative Transactions for investment purposes to the extent consistent with our investment objectives if the Adviser deems it appropriate to do so. We may purchase and sell a variety of derivative instruments, including exchange-listed and over-the-counter (“OTC”) options, futures, options on futures, swaps and similar instruments, various interest rate-related products, such as fixed-to-floating interest rate swaps, caps, floors or collars, and credit transactions and credit default swaps. We also may purchase and sell derivative instruments that combine features of these instruments. Collectively, we refer to these financial management techniques as “Derivative Transactions.” The use of Derivative Transactions, if any, will generally be deemed to create leverage for us and involves significant risks. No assurance can be given that the strategy and use of derivatives will be successful, and our investment performance could diminish compared with what it would have been if Derivative Transactions were not used.
As required by Rule 18f-4 under the 1940 Act (the “Derivatives Rule”), funds that engage in derivatives transactions, other than “limited derivatives users” (as defined under the Derivatives Rule), generally must adopt and implement a written derivatives risk management program (the “Derivatives Risk Management Program”), that is reasonably designed to manage our derivatives risks, while taking into account our derivatives and other investments. The Derivatives Rule mandates that the fund adopt and/or implement: (i) value-at-risk limitations (“VaR”); (ii) a written derivatives risk management program; (iii) Board oversight responsibilities; and (iv) reporting and recordkeeping requirements. It is our intention to adopt and implement a

Derivatives Risk Management Program. However, we may elect in the future, without notice to shareholders, to operate as a “limited derivatives user,” in which case it would no longer be required to maintain our Derivatives Risk Management Program.
The Derivatives Rule also provides special treatment for repos, similar financing transactions and unfunded commitment agreements. Specifically, a fund may elect whether to treat repos and similar financing transactions as “derivatives transactions” subject to the requirements of the Derivatives Rule or as senior securities equivalent to bank borrowings for purposes of Section 18 of the 1940 Act. Repos are not subject to the Derivatives Rule but are still subject to other provisions of the 1940 Act. In addition, when-issued or forward settling securities transactions that physically settle within 35 days are deemed not to involve a “senior security” for the purposes of the asset coverage tests described above. We have currently elected to treat repos and similar financing transactions as “derivatives transactions,” subject to the requirements of the 1940 Act under the Derivatives Rule, but alternatively may elect to treat such transactions as borrowings subject to the asset coverage requirements discussed above. Further, we are permitted under the Derivatives Rule to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act, if we reasonably believe, at the time we enter into such agreement, that we will have sufficient cash and cash equivalents to meet our obligations with respect to all such agreements as they come due. However, we may elect in the future, without notice to shareholders, to no longer treat these types of liabilities as derivative transactions.
Investment Advisers Act of 1940
Both Ellington and the Adviser are registered as investment advisers under the Advisers Act and are subject to the regulatory oversight of the Division of Investment Management of the SEC.
Human Capital Resources
We currently do not have any employees. All of our executive officers, and our partially dedicated personnel, which include our Chief Financial Officer, Chief Operating Officer, controller, accounting staff, in-house legal counsel, and internal audit staff, are employees of Ellington or one or more of its affiliates. See "—Advisory Agreement" above.
Additional Information
A copy of this Transition Report on Form 10-K, as well as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Registration Statement on Form N-2, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our internet website at www.ellingtoncredit.com. All of these reports are made available on our internet website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our Code of Ethics and our Code of Ethics for Principal Executive and Senior Financial Officers and the charters of the Compensation, and Governance Committees of our Board are also available at www.ellingtoncredit.com and are available in print to any shareholder upon request in writing to Ellington Credit Company, c/o Investor Relations, 53 Forest Avenue, Old Greenwich, CT 06870. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filing we make with the SEC. In addition, all of our reports filed with or furnished to the SEC can be obtained at the SEC's website at www.sec.gov.

Item 1A. Risk Factors
Summary of Risk Factors
•Risks Related to CLO Investments. The Fund primarily invests in corporate CLOs, which are structured credit securities backed by pools of corporate loans. CLOs involve multiple layers of risk, including exposure to the creditworthiness of the underlying corporate borrowers, potential defaults, and subordination within the CLO capital structure. The Fund’s focus on mezzanine debt and equity tranches increases its exposure to losses relative to investments in more senior CLO tranches. In addition, CLO investments involve complex documentation and accounting considerations, which increase the likelihood of accounting errors or restatement.
•Credit and Default Risk. The underlying corporate loans in the Fund’s CLO investments may be issued by highly leveraged borrowers with a heightened risk of default, particularly in times of economic downturns, rising interest rates, or sector-specific distress. If the credit performance of these borrowers deteriorates, the value of the Fund’s CLO investments could decline significantly, leading to a material adverse impact on the Fund’s financial condition and ability to distribute dividends.
•Subordination Risk. The Fund’s investments in CLO equity and mezzanine debt securities are structurally subordinated to more senior CLO debt tranches, meaning that cash flows and recoveries are distributed to senior tranches before reaching subordinated investors. As a result, CLO equity and mezzanine debt securities are subject to an increased risk of loss, particularly in the event of defaults or underperformance in the underlying corporate loans. Additionally, at the time of issuance, CLO equity securities are typically under-collateralized, as the total face amount of CLO liabilities exceeds the value of the CLO’s assets, further increasing the risk of principal impairment for holders of subordinated CLO securities like the Fund.
•Liquidity and Market Volatility. CLO securities are often illiquid and trade in limited markets with relatively low transparency. Market volatility, particularly in stressed economic environments, could result in significant price fluctuations and valuation challenges. If the Fund needs to liquidate assets to meet obligations, it may be forced to sell holdings at depressed prices, potentially leading to realized losses.
•Structural and Managerial Risks of CLOs. The performance of CLO securities depends not only on the credit performance of the underlying loans but also on the decisions of the CLO Collateral Managers. These CLO Collateral Managers have significant discretion in selecting, trading, and managing underlying loans, which may not always align with the interests of CLO investors such as the Fund. Additionally, certain CLOs are not subject to regulatory oversight, which may limit investors’ rights in instances of mismanagement or conflicts of interest.
•Leverage and Financing Risks. The Fund employs leverage through repos, credit facilities, and other forms of borrowing, which can magnify potential losses. Further, the Fund uses leverage indirectly through its investments, such as CLO equity securities which are structurally subordinate to the CLO debt tranches, which also magnifies the Fund’s risk of loss. The CLO equity securities in which the Fund invests are highly leveraged, with debt-to-equity ratios typically ranging from eight to sixteen times. Additionally, the LAFs in which the Fund intends to invest are also highly leveraged, with debt-to-equity ratios typically ranging from three to six times prior to a CLO’s pricing. Accordingly, the Fund’s investments in CLO equity and certain other credit investments will expose it to substantial indirect leverage, which magnifies the risk of significant or total loss. Market disruptions, margin calls, or increases in financing costs could force the Fund to sell assets at unfavorable prices, exacerbating losses. The use of leverage increases the Fund’s volatility and could lead to liquidity constraints.
•Interest Rate Risk. The Fund’s investments are sensitive to fluctuations in interest rates, which may impact the value of its CLO securities and cash flow distributions. While most CLO mezzanine debt investments have floating-rate coupons, mismatches between the timing and structure of interest rate resets in CLO liabilities and underlying corporate loans can reduce excess interest available for CLO equity and mezzanine debt tranches. Rising interest rates can also increase funding costs for corporate borrowers, heightening default risks and negatively affecting CLO collateral performance. Additionally, fixed-rate assets within CLOs may decline in value as interest rates rise, leading to potential mark-to-market losses for the Fund.
•Reinvestment and Prepayment Risk. CLO Collateral Managers reinvest cash flows from asset repayments and sales into substitute assets, but if these assets generate lower yields than the original investments, cash flows available to CLO mezzanine debt and equity tranches may decline. Additionally, prepayment rates on underlying loans are influenced by factors beyond the Fund’s control, such as interest rate changes. CLO debt investors also face the risk that a majority of CLO equity holders may direct a call or refinancing, leading to early repayment of CLO debt securities at par, creating uncertainty around the expected investment duration and cash flows.
•Loan Accumulation Facility Risk. The Fund may invest in LAFs, which are short- to medium-term financing vehicles used to acquire corporate loans prior to the issuance of a CLO. These facilities are subject to market, credit, and structural risks, including the risk that the accumulated loans may not be successfully securitized into a CLO, leaving the Fund exposed to direct credit and market risks associated with holding such assets. Additionally, LAFs are highly leveraged, and have debt-to-equity ratios typically ranging from three to six times prior to a CLO's pricing, which amplifies losses on the underlying loans.
•Risks Associated with the Implementation of the Conversion. The Fund’s preparation for and implementation of the Conversion involved significant changes across its operations, accounting, legal, compliance, and investment activities, each of which introduces material risks that could adversely affect the Fund’s business, financial condition, and ability to pay dividends. These risks include increased operational burdens and counterparty limitations due to new regulatory requirements such as bank custody rules; uncertainty surrounding the change in the Fund’s tax year, which could delay its qualification as a RIC and require continued operation as a taxable C-Corporation; unanticipated tax liabilities or structural inefficiencies arising from the Conversion or future changes in tax law or IRS guidance; disruptions, compliance issues, or cost increases from transitioning to investment company accounting and modifying internal systems and third-party arrangements; and additional legal and regulatory compliance challenges, including adapting to the requirements of the 1940 Act, new reporting obligations, and implementing the Derivatives Risk Management Program. The Fund’s failure to successfully manage any of these changes could materially adversely affect the Fund’s business, financial condition, results, and its operations, including, its Net Asset Value, tax status, and regulatory standing, and expose it to SEC enforcement actions, reputational damage, or limitations on future capital raising.
•Derivatives Risk. The Fund may use derivative instruments, including swaps, options, futures, and repos, which can be highly volatile and present risks different from or greater than those associated with other investments. These risks include counterparty risk, liquidity risk, leverage risk, and valuation complexities. Small investments in derivatives may exert disproportionate influence on the Fund’s performance, creating leveraged exposure that magnifies losses. In certain transactions, the Fund could lose its entire investment, while in others, potential losses could be theoretically unlimited. Additionally, there is no guarantee that the Fund’s use of derivatives for hedging or risk management will be effective, and in some cases, these strategies may fail to achieve their intended objectives or may even increase the Fund’s exposure to certain risks.

•Counterparty Risk. The Fund is exposed to the risk that counterparties to derivatives, including repos, or other financial instruments may fail to perform their contractual obligations. A counterparty’s default or financial deterioration could result in significant losses to the Fund, particularly in times of market stress when counterparty risk is heightened. Additionally, certain CLOs in which the Fund invests may rely on counterparties for liquidity and credit support, and any failure of these counterparties could negatively impact the Fund’s investments.
•Regulatory Risks. Changes in U.S. and international regulations, such as risk retention rules, Volcker Rule provisions, and tax withholding requirements, may affect the market for CLOs and the Fund’s ability to implement its investment strategy.
•Risks Relating to the Fund’s RIC Status. The Fund intends to qualify and maintain its status as a regulated investment company (RIC) under Subchapter M of the Internal Revenue Code. If the Fund qualifies as a RIC, it generally will not be subject to corporate-level U.S. federal income tax on its distributed income and capital gains. However, there is no assurance that the Fund will meet the income, asset diversification, and distribution requirements necessary to maintain its RIC status. Failure to qualify as a RIC would subject the Fund to corporate-level taxation, which could significantly reduce the Fund’s net returns and the cash available for distributions to shareholders and significant impact its share price.
•Conflicts of Interest and Adviser Management Fee Risk. The Fund is externally managed by its Adviser, which is entitled to a base management fee and a performance fee based on the Fund’s income, creating potential conflicts of interest. The performance fee is calculated quarterly based on the Fund’s pre-performance fee net investment income, without considering realized or unrealized capital losses. As a result, the Adviser may have an incentive to take on higher-risk investments or use leverage to increase income, potentially leading to greater investment losses, particularly during periods of market volatility or economic downturns. The Fund’s performance fee structure does not include a high-water mark or cumulative loss carryforward mechanism, meaning the Adviser could receive performance-based compensation even if the Fund experiences net losses over time. Additionally, because the hurdle rate for performance fees does not adjust with prevailing interest rates, periods of rising interest rates may make it easier for the Adviser to earn a performance fee, even if shareholder returns do not improve correspondingly.
•Adviser’s Discretion and Limited Shareholder Oversight. The Adviser has broad discretion in managing the Fund’s portfolio, and the Board does not review each individual investment decision. As a result, the Adviser’s strategic allocation, use of leverage, or risk-taking decisions could negatively impact the Fund’s performance, liquidity, and ability to meet distribution requirements. Shareholders have limited ability to influence the Adviser’s decision-making and compensation arrangements.
•Key Personnel Dependency and Potential Adviser Termination. The Fund relies on key personnel of the Adviser for investment management and operational oversight. If the Adviser were to terminate its agreement or experience key personnel departures, the Fund may face challenges in implementing its investment strategy and could experience disruptions in portfolio management. Additionally, if the Fund terminates the Advisory Agreement, it may be difficult to secure a replacement adviser with comparable experience and expertise in managing CLO investments.
•Operational and Analytics Model Risks. The Fund relies on its investment adviser and external service providers for asset selection, risk management, and valuation processes. Inaccurate asset valuations, cybersecurity breaches, operational failures, or disruptions at third-party service providers could materially impact the Fund’s performance. The Fund also depends on analytical models—both proprietary and third-party—along with external data to evaluate investment opportunities, measure risk, and value portfolio holdings. These models may be based on historical data, assumptions, or market inputs that could be incorrect, misleading, or incomplete, leading to suboptimal investment decisions, asset mispricing, and failed hedging strategies. Simplified modeling assumptions, outdated or inconsistent data, and differences in predictive methodologies among market participants may further exacerbate valuation discrepancies. Additionally, models that rely on historical market conditions may prove unreliable during periods of extreme volatility or unprecedented financial events. Errors in model-based decision-making could cause the Fund to overpay for assets, sell investments at disadvantageous prices, or miss favorable opportunities, materially impacting its financial condition and results of operations.
•Fund Structure and Trading Risks. The Fund operates as a non-diversified, closed-end management investment company, meaning it may hold a concentrated portfolio and invest more heavily in certain CLOs or sectors, increasing exposure to specific risks. Additionally, shares of closed-end funds often trade at a discount to the Net Asset Value, and there is no guarantee that the Fund’s common shares will maintain market liquidity or dividend stability.
•Competitive Market Risk. The Fund operates in a highly competitive market, facing competition from other closed-end funds, BDCs, hedge funds, specialty finance companies, banks, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, and other entities. Many of these competitors have greater financial resources, lower funding costs, and access to investment opportunities that may not be available to the Fund. Additionally, some competitors may have higher risk tolerances, allowing them to pay higher prices or pursue assets that the Fund cannot acquire due to regulatory, tax, or structural constraints. Increased competition for the Fund’s targeted assets may drive up prices, limiting its ability to acquire investments at attractive yields and potentially reducing returns for shareholders.
•Limited Operating History Risk. The Fund has a limited track record as an externally managed, non-diversified, closed-end management investment company, making it difficult to evaluate its long-term performance. The Fund is subject to the risks and uncertainties of a newly structured business, including the potential failure to achieve its investment objectives. As the Fund transitions its portfolio from Agency RMBS to CLO securities, it may temporarily hold lower-yielding investments such as cash and cash equivalents, which could reduce near-term returns.
•Foreign Currency Risk. Although the Fund primarily invests in CLOs backed by U.S. assets, it may have exposure to non-U.S. CLO issuers or underlying assets denominated in foreign currencies. Fluctuations in exchange rates may adversely affect the value of these investments, and the Fund may be exposed to additional risks related to currency hedging costs, foreign tax treatment, and the enforceability of creditor rights in foreign jurisdictions.
•Risks Related to Market and Economic Conditions. The Fund’s performance is directly influenced by macroeconomic factors such as inflation, tariffs, credit market disruptions, and Federal Reserve policy changes. Economic downturns or periods of financial distress may result in widespread loan defaults, increased funding costs, and decreased investor confidence, all of which could negatively impact the Fund’s Net Asset Value and ability to generate income.
•Market Disruption Risks. The Fund’s business, financial condition, and results of operations may be adversely affected by periods of extreme market volatility, economic downturns, and disruptions in the credit markets. Factors such as inflation, tariffs, rising interest rates, Federal Reserve policy changes, geopolitical tensions, and liquidity shortages in the corporate credit markets could result in widened credit spreads, reduced market liquidity, and increased corporate loan defaults, all of which may negatively impact the value of the Fund’s investments. In times of market stress, the Fund may face higher funding costs, reduced access to capital, and greater difficulty in liquidating assets at favorable prices.

Investors should carefully consider the risk factors described below before deciding on whether to make an investment in the Fund. If any of the following risks actually materialize, the Fund’s business, financial condition and results of operations could be materially adversely affected. In such case, the Net Asset Value and/or market price of the Fund’s common shares could decline substantially, in which case investors could lose all or part of their investment in the Fund. Investors should also be aware that during times of increased uncertainty, volatility and distress in economies, financial markets, and labor and health conditions, the risks to which the Fund is subject may also increase significantly compared to normal conditions. Finally, the risks set out below are not the only risks the Fund faces. Additional risks and uncertainties not presently known to it, or not presently deemed material by it, may also impair its operations and performance, as well as the Net Asset Value and/or market price of the Fund’s shares. In connection with the forward-looking statements that appear in the periodic reports the Fund files with the SEC, the Fund's Current Reports on Form 8-K, its press releases and its other written and oral communications, investors should also carefully review the cautionary statements referred to in such reports and other communications referred to under "Special Note Regarding Forward-Looking Statements."
Principal Risks of the Fund
The Fund invests in corporate CLOs, which exposes it to certain risks associated with corporate loans.
Investments in corporate CLO securities involve certain risks. Corporate CLOs are securitizations that are typically backed by a pool of corporate loans or similar corporate credit-related assets that serve as collateral. The assets underlying the Fund’s CLO investments generally consist of lower-rated first-lien corporate loans, although certain CLO structures may also allow for limited exposure to other asset classes including unsecured loans, second-lien loans, or corporate bonds. To the extent that the assets underlying the Fund’s CLO investments are rated for creditworthiness by any nationally recognized statistical ratings organizations, they generally carry lower credit ratings, and certain assets may not be rated by any nationally recognized statistical ratings organization. As a result, the assets underlying the Fund’s CLO investments are considered to bear significant credit risks. Corporate issuers of lower-rated debt securities may be highly leveraged and may not have access to more traditional methods of financing. During economic downturns or sustained periods of rising interest rates, issuers of lower-rated debt securities may be likely to experience financial stress, especially if such issuers are highly leveraged, and in such periods the market for lower-rated debt securities could be severely disrupted, adversely affecting the value of such securities.
The risk of loss for lower-rated debt securities is also magnified to the extent that such securities are unsecured or subordinated to more senior creditors. Lower-rated debt securities generally have limited liquidity and limited secondary market support. These risks are further exacerbated in the case of second-lien loans, as they are subordinated to first-lien loans and have weaker recovery prospects in the event of borrower distress or default. Further, ratings downgrades on the Fund’s CLO debt investments may result in its investments being viewed as riskier than they were previously thought to be. This perception of increased riskiness resulting from a downgrade can result in adverse impacts to the market value and liquidity of the Fund’s CLO debt investments, as well as reduce the availability or increase the cost of financing for the Fund’s CLO debt investments.
The CLOs in which the Fund invests, may acquire loans to smaller companies (“middle-market” loans), which may carry more inherent risks than loans to larger, publicly traded entities. Compared to larger companies, these middle-market companies tend to have more limited access to capital, weaker financial positions, narrower product lines, and tend to be more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. As a result, the securities issued by CLOs that hold significant investments in middle-market loans are generally considered riskier than securities issued by CLOs that primarily invest in broadly syndicated loans.
The corporate loans that underlie the Fund’s CLO investments may become nonperforming or impaired for a variety of reasons. Nonperforming or impaired loans may require substantial workout negotiations or restructurings that may result in significant delays in repayment, a significant reduction in the interest rate, and/or a significant write-down of the principal of the loan. A wide range of factors could adversely affect the ability of an underlying corporate borrower to make interest or other payments on its loan. The corporate issuers of the loans or securities underlying the Fund’s CLO investments may be highly leveraged and may be subject to an increased risk of default depending on certain micro- or macro-economic conditions, such as economic recessions, heightened interest rates and/or inflation, tariffs, and other conditions. The risk of economic recession and declining creditworthiness of corporate borrowers would be amplified by rising corporate default rates, tightening credit conditions, and potential credit downgrades in leveraged loan markets. Accordingly, the subordinated and lower-rated (or unrated) CLO securities in which the Fund invests may experience significant price and performance volatility relative to more senior or higher-rated CLO securities, and they are subject to greater risk of loss than more senior or higher-rated CLO securities which, if realized, could materially adversely affect the Fund’s business, financial condition and results of operations, and its ability to pay dividends to its shareholders.
Such defaults and losses, especially those in excess of the market’s or the Fund’s expectations, would have a negative impact on the value of the Fund’s CLO investments, and reduce the cash flows that the Fund receives from its CLO investments, which could materially adversely affect its business, financial condition and results of operations, and its ability to pay dividends to its shareholders.
In addition, if a CLO in which the Fund invests experiences an event of default as a result of the CLO’s failure to make a payment when due, the erosion of the CLO’s underlying collateral, or other reasons, the CLO would be subject to the possibility of liquidation. In such cases, the risks are heightened that the collateral underlying the CLO may not be able to be readily liquidated, or that when liquidated, the resulting proceeds would be insufficient to redeem in full the CLO mezzanine debt and equity tranches that are the focus of the Fund’s investment strategy. CLO equity tranches often suffer a loss of all of their value in these circumstances, which could materially adversely affect the Fund’s business, financial condition and results of operations, and its ability to pay dividends to its shareholders. Furthermore, following an event of default by a CLO, the holders of CLO mezzanine debt and equity tranches typically have limited rights regarding decisions made with respect to the underlying collateral, with the result that such decisions might favor the more senior tranches of the CLO.
In the event of a bankruptcy or insolvency of an issuer of a loan or of an underlying asset held by a CLO in which the Fund invests, a court or other governmental entity may determine that the related claims held by such CLO are not valid or are subject to significant modification. In addition, any payments previously received by such CLO could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year under U.S. Federal bankruptcy law or even longer under state laws) before insolvency.
Further, “covenant-lite” loans may comprise a significant portion of the underlying collateral of the CLOs in which the Fund invests. Generally, covenant-lite loans provide the obligor with more freedom to take actions that could negatively impact their lenders because the obligor’s covenants are incurrence-based and not maintenance-based, which means that they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. At times, covenant-lite loans have represented a significant majority of the syndicated corporate loan market. To the extent that the corporate CLO securities in which the Fund invests hold covenant-lite loans, the Fund may have a greater risk of loss on such investments as compared to investments in CLOs holding loans with more robust covenants.
The CLOs in which the Fund invests may also acquire interests in corporate loans indirectly, by way of participations. In a participation, the underlying debt obligation remains with the institution that has sold the participation, which typically results in a contractual relationship only with such selling institution, and not with the corporate obligor directly. As a result, the holder of a participation assumes the credit risk of both the obligor and the selling institution and may only have limited rights to influence any decisions made by the selling institution in connection with the underlying debt obligation.
The Fund’s CLO investments are subject to risks related to the financial leverage employed by the underlying corporate borrowers.
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
If an underlying borrower is unable to generate sufficient cash flow to meet principal and/or interest payments on its indebtedness, it may be forced to take other actions to satisfy its obligations under its indebtedness. These alternative actions may include reducing or delaying capital expenditures, selling assets, seeking additional capital, or restructuring or refinancing indebtedness. Any of these actions could significantly reduce the value of the related underlying asset held by the CLO, and thus the CLO security held by the Fund. Furthermore, if the borrower is unable to meet its scheduled debt service obligations even after taking these actions, the borrower may be forced into liquidation, dissolution or insolvency, and the value of the related underlying asset held by the CLO, and thus the CLO security held by the Fund, could decline significantly or even be rendered worthless.

The CLOs in which the Fund invests may be subject to risks associated with syndicated loans.
Under the documentation for syndicated loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. In most cases for the Fund’s syndicated loan investments, the Fund does not expect to hold a sufficient amount of the indebtedness to be able to compel any actions by the agent. Consequently, the Fund would only be able to direct such actions if instructions from it were made in conjunction with other holders of associated indebtedness that together with the Fund compose the requisite percentage of the related indebtedness then entitled to take action. Conversely, if holders of the required amount of the associated indebtedness other than the Fund desire to take certain actions, such actions may be taken even if the Fund did not support such actions. Furthermore, if a syndicated loan is subordinated to one or more senior loans made to the applicable obligor, the Fund’s ability to exercise such rights may be subordinated to the exercise of such rights by the senior lenders. Whenever the Fund is unable to direct such actions, the parties taking such actions may not have interests that are aligned with the Fund, and the actions taken may not be in the Fund’s best interests. Furthermore, in recent years, “priming” transactions in the distressed debt sector have become more common. These “priming” arrangements are transactions where a group of debtholders can move collateral away from existing lenders so that it can serve as the primary source of secured assets for new money and/or restructuring existing debt. If the Fund were to hold distressed debt, either directly or indirectly through its CLO investments, that became “primed” by another group of lenders, it could lose all or a significant part of such investment.
If an investment is a syndicated revolving loan or delayed drawdown loan, other lenders may fail to satisfy their full contractual funding commitments for such loan, which could create a breach of contract, result in a lawsuit by the obligor against the lenders and adversely affect the value of the Fund’s investment.
There is a risk that a loan agent may become bankrupt or insolvent. If the loan agent becomes bankrupt or insolvent, holders of the related loan may be delayed and possibly impaired in their ability to access the collateral linked to the related indebtedness. They may also be limited in their ability to direct the agent to take actions against the related obligor. In addition, the Fund may be unable to remove the agent in circumstances in which removal would be in the Fund’s best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice, and the Fund may not find a replacement agent on a timely basis, or at all, in order to protect its investment.
The Fund's investments in corporate CLOs involve certain structural risks.
Most CLOs are issued in multiple tranches, offering investors various maturity and credit risk characteristics, often categorized as senior, mezzanine and subordinated/equity according to their relative seniority and degree of risk. If the relevant collateral defaults or otherwise underperforms, payments to the more senior tranches of such securitizations take precedence over those of more junior tranches, such as mezzanine debt and equity tranches, which are the focus of the Fund’s corporate CLO investment strategy. CLOs present risks similar to those of other types of credit investments, including credit, interest rate and prepayment risks. See "—The Fund invests in corporate CLOs, which exposes it to risks associated with corporate loans.”
Even though the Fund expects that most of its CLO mezzanine debt investments will have floating rate coupons, these and other of the Fund’s CLO investments are still exposed to interest rate risk. There can be significant mismatches between the timing and frequency of coupon resets on the floating rate CLO debt tranches and the underlying floating rate assets, and furthermore some of the underlying assets may bear fixed coupon rates. When interest rates are low but increasing, variations between interest rate floors on the CLO debt tranches and the underlying corporate loans can reduce the amount of excess interest available for payment to the CLO debt and equity tranches. This reduction in excess interest could adversely impact the Fund’s CLO equity cashflows and valuations, which could materially adversely affect the Fund’s business, financial condition and results of operations, and its ability to pay dividends to its shareholders.
CLOs have at times experienced negative credit events in their constituent loans, credit rating downgrades of constituent loans and issued debt tranches, and failures of certain deal metrics. The failure by a CLO in which the Fund invests to satisfy certain tests, including with respect to adequate collateralization and/or interest coverage, would generally lead to a reduction in the payments made to holders of its mezzanine debt and equity tranches.
The Fund’s CLO investments are exposed to the misalignment of the interests of CLO collateral managers with the interests of CLO investors, such as the Fund.
As discussed under “—The Fund is subject to the risk of legislative and regulatory changes impacting its business or the markets in which the Fund invests,” CLO collateral managers are not securitizers subject to the U.S. Risk Retention Rules. This may reduce a CLO collateral manager’s incentives to prioritize the interests of CLO investors, including the Fund, increase the risk of default as a result of less stringent credit or underwriting standards with respect to the underlying portfolios, and limit investor confidence in the CLOs.
The Fund’s investments in the primary corporate CLO market involve certain additional risks.
Between the pricing date and the closing date of a corporate CLO, the collateral manager generally purchases additional assets for the CLO. During this period, the price and availability of these assets may be adversely affected by a number of market factors, including price volatility and availability of investments suitable for the CLO, which could hamper the ability of the collateral manager to acquire a portfolio of assets that will satisfy specified concentration limitations and allow the CLO to reach the target initial principal amount of collateral prior to the effective date. An inability or delay in reaching the target initial principal amount of collateral may adversely affect the timing and amount of payments received by the holders of CLO mezzanine debt securities and equity securities and could result in early redemptions which could cause significant principal losses on the CLO mezzanine debt and equity securities, which could materially adversely affect the Fund’s business, financial condition and results of operations, and its ability to pay dividends to its shareholders.
The Fund and its investments are subject to prepayment and reinvestment risk.
As part of the ordinary management of its portfolio, a CLO will typically generate cash flow from asset repayments and sales that is reinvested into substitute assets, subject to compliance with its investment tests and certain other conditions. If the CLO collateral manager causes the CLO to purchase substitute assets at a lower yield than those initially acquired, the excess interest-related cash flow available for distribution to the CLO equity tranches would decline. In addition, prepayment rates of the assets underlying a CLO are driven by a number of factors, including changing interest rates and other factors that are beyond the Fund’s control. Furthermore, in most CLO transactions, CLO debt investors are subject to the risk that the holders of a majority of the equity tranche can direct a call or refinancing of a CLO, causing such CLO’s outstanding CLO debt securities to be repaid at par earlier than expected. This and other factors can cause considerable uncertainty in the average lives of the CLO tranches in which the Fund invests.
The Fund’s portfolio of corporate CLO investments may lack diversification, which may subject the Fund to a risk of significant loss if one or more of these corporate CLOs experience a high level of defaults on collateral.
The Fund operates as a non-diversified investment company under the 1940 Act. Therefore, other than the limitations imposed by the 1940 Act and described under "Business—Operating and Regulatory Structure—1940 Act," the Fund does not have any limitations on the ability to invest in any one CLO, and its investments may be concentrated in relatively few CLOs, CLOs that have similar risk profiles (including by being concentrated in a limited number of industries), CLOs where there is an overlap of underlying corporate issuers, or CLOs that are managed by the same collateral manager. The overlap of underlying corporate issuers is often more prevalent across CLOs of the same year of origination, as well as across CLOs managed by the same asset manager or collateral manager.
To the extent that the Fund’s CLO investments are more concentrated, the Fund is susceptible to a greater risk of loss if one or more of the CLOs in which the Fund is invested performs poorly, or in the event a CLO collateral manager were to fail, experience the loss of key employees or sell its business. To the extent the Fund invests in CLOs that have a high level of overlap of underlying corporate obligors, there is a greater likelihood of experiencing multiple defaults in the Fund’s CLO portfolio. In general, to the extent that the Fund’s CLO portfolio is less diversified, the Fund may have a greater likelihood of experiencing large overall losses, which could materially adversely affect the Fund’s business, financial condition and results of operations, and its ability to pay dividends to its shareholders.
Failure by a CLO to satisfy certain tests, including as a result of loan defaults and/or negative loan ratings migration, may place pressure on the performance of the Fund’s investments in such CLO.
The failure by a CLO in which the Fund invests to satisfy certain tests, including with respect to adequate collateralization and/or interest coverage, would generally lead to a reduction in the payments made to holders of the Fund’s mezzanine debt and equity tranches. In a typical corporate CLO, nonperforming assets, or performing assets rated “CCC+” or lower (or their equivalent) in excess of applicable limits, typically do not receive full par credit for purposes of calculation of the CLO’s overcollateralization tests. As a result, if an asset were to default, or an asset’s credit rating were to decrease to a lower credit rating level, also known as “negative rating migration,” it could cause a CLO to move out of compliance with some or all of its overcollateralization tests. CLOs are also generally subject to interest coverage tests, under each of which the interest income generated by the underlying assets is compared to the interest owed to a given CLO tranche and all tranches more senior to it. To the extent that any overcollateralization tests or interest coverage tests are breached, cash flows could be diverted away from the CLO mezzanine debt and equity tranches in favor of the more senior CLO debt tranches until and unless such breaches are cured, which could materially adversely affect the Fund’s business, financial condition and results of operations, and its ability to pay dividends to its shareholders.

CLO investments involve complex documentation and complex accounting considerations.
CLOs are often governed by a complex series of legal documents and contracts. As a result, the risk of dispute over the interpretation or enforceability of the documentation may be higher relative to other types of investments. Further, the complex structure of a particular CLO may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results, which could materially adversely affect the Fund’s business, financial condition and results of operations, and its ability to pay dividends to its shareholders.
The accounting calculations related to the Fund’s CLO investments are complex in numerous ways. For instance, under GAAP, the Fund calculates its net investment income—which is used to determine the performance fee payable to the Adviser—based on effective yield calculations. These calculations involve significant judgment in projecting expected cash flows. If an investment underperforms expectations, the Fund may accrue more interest income than it ultimately realizes on such investment and pay the Adviser a higher performance fee than it otherwise would have if different projections had been used.
The risks associated with the accounting complexities include inaccurate financial reporting, such as incorrect accruals, reserves and estimates, or the misapplication of accounting standards. These issues could lead to the miscalculation of fees, potentially in favor of the Adviser, and could necessitate a financial restatement. Financial restatements are often costly and time-consuming, and they may lead to regulatory scrutiny, legal proceedings, or shareholder litigation. In addition, a restatement could result in a loss of investor confidence, which would negatively impact the Fund’s reputation in the marketplace and impair its ability to raise capital on favorable terms in the future. A financial restatement could also trigger a significant decline in the price of the Fund’s common shares, eroding shareholder value and potentially exacerbating financial and reputational damage. These events could materially adversely affect the Fund’s business, financial condition and results of operations, as well as its ability to pay dividends to its shareholders.
The Fund is dependent on the collateral managers of the corporate CLOs in which the Fund invests, and those corporate CLOs are generally not registered under the 1940 Act.
The Fund invests in CLO securities issued by CLOs that are managed by collateral managers unaffiliated with the Fund, and the Fund is dependent on the skill and expertise of such managers. While the actions of the CLO collateral managers may significantly affect the return on the Fund’s investments, the Fund typically does not have any direct contractual relationship with these collateral managers.
While the Fund also relies on these collateral managers to act in the best interests of the CLOs in which the Fund invests, there can be no assurance that such collateral managers will do so. Moreover, such collateral managers are subject to fiduciary duties owed to other classes of notes besides those in which the Fund invests, and they may have other incentives to manage the CLO portfolios in a manner that disadvantages the particular classes of notes in which the Fund is invested. Furthermore, since the CLO issuer often provides an indemnity to its collateral manager, the CLO tranches the Fund holds may ultimately bear the burden of any legal claims brought against the collateral manager,
In addition, the CLOs in which the Fund invests are generally not registered as investment companies under the 1940 Act. As investors in these CLOs, the Fund is not afforded the protections that shareholders in an investment company registered under the 1940 Act would have.
The Fund may only have limited information regarding the underlying assets held by the CLOs in which it invests, and collateral managers may not identify or report issues relating to the underlying assets on a timely basis (or at all) to enable the Fund to take appropriate measures to manage the Fund’s risks. Furthermore, much of the information furnished to the Fund as an investor in a corporate CLO is neither audited nor reviewed, nor is an opinion expressed, by an independent public accountant. Finally, the Fund is not required to disclose to its shareholders any trustee reports or any other information received concerning any of its CLO investments. Thus, the Fund’s shareholders will have limited information on the assets held by, and the performance of, the CLOs in which the Fund invests.
Collateral managers are subject to removal or replacement by other holders of CLO securities without the Fund’s consent and may also voluntarily resign as collateral manager or assign their role as collateral manager to another entity. The removal, replacement, resignation, or assignment of any particular CLO collateral manager’s role could adversely affect the returns on the CLO securities in which the Fund invests, which could materially adversely affect the Fund’s business, financial condition and results of operations, and its ability to pay dividends to its shareholders.
The Fund’s CLO investments often have limited liquidity.
The Fund expects to focus its CLO investment activity in mezzanine debt and equity tranches, which have less liquidity than many other securities, including as a result of lower or no trading volume, transfer restrictions, and their bespoke nature. This illiquidity results in price volatility and can make it more difficult to value or sell these securities if the need arises, which could require the Fund to realize a greater loss if the Fund is ever required to liquidate such assets, which could materially adversely affect its business, financial condition and results of operations, and its ability to pay dividends to its shareholders.
The CLOs in which the Fund invests incur significant operating expenses.
The CLOs in which the Fund invests incur significant operating fees and expenses, including but not limited to collateral management fees, administrative expenses, and other operating expenses, which are all indirectly borne by CLO investors. CLO collateral management base fees, which typically range from 0.30% to 0.50% of a CLO’s total assets, are charged on the CLO’s total assets and are usually paid from residual cash flows after interest payments to senior debt tranches. Additional CLO operating expenses, estimated at 0.30% to 0.70%, may also apply, although these are not routinely reported in a standardized manner. Furthermore, CLO collateral managers may also earn incentive fees tied to equity cash flows once the equity tranche achieves a cash-on-cash return of capital and a specified “hurdle” rate. All of these fees and expenses are borne first by the CLO equity tranche due to its subordinated position. Given that the CLO equity tranche represents only a fraction of the value of the entire CLO, these fees and expenses are greatly magnified when expressed as a percentage of the value of the CLO equity tranche. Both types of CLO tranches in which the Fund invests (equity tranches and mezzanine debt tranches) may bear these expenses, with the equity tranche—being the most subordinated—usually shouldering these costs. To the extent that the CLO equity tranche has suffered or will suffer a total principal loss, mezzanine debt tranches will then effectively bear these fees and expenses.
In addition to the collateral management fees, administrative expenses, and other operating expenses incurred by the CLOs in which the Fund invests (and therefore indirectly incurred by the Fund), the Fund will also directly incur the Base Management Fee and the Performance Fee payable to the Adviser, as well as all the other operating expenses of the Fund. Therefore, each shareholder bears his or her share of the Base Management Fee and the Performance Fee of the Adviser, the Fund's other operating expenses as well as indirectly bearing the ratable share of the collateral management fees, administrative expenses, and other operating expenses of a CLO.
The Fund and its corporate CLO investments are subject to risks associated with non-U.S. investing, including in some cases foreign currency risk.
While the Fund invests primarily in CLOs that hold underlying U.S. assets, the Fund may also invest in corporate CLOs that hold non-U.S. assets, and the Fund expects that many of the CLO issuers in which the Fund invests will be domiciled outside the United States. Investing directly or indirectly in non-U.S. issuers may expose the Fund to additional risks, including political and social instability, expropriation, imposition of foreign taxes, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards, currency fluctuations and greater price volatility. Further, the Fund, and the CLOs in which the Fund invests, may have difficulty enforcing creditor’s rights in foreign jurisdictions.
A portion of the Fund’s CLO investments (and the income and gains received by the Fund in respect of such investments) may be denominated in currencies other than the U.S. dollar. Accordingly, changes in foreign currency exchange rates may materially adversely affect the value of these investments.
CLOs in which the Fund invests could become subject to U.S. federal income tax or withholding requirements.
The CLO issuers in which the Fund invests will generally operate pursuant to investment guidelines intended to ensure that the CLO is not treated for U.S. federal income tax purposes as engaged in a U.S. trade or business. If a CLO issuer fails to comply with the investment guidelines, or if the Internal Revenue Service otherwise successfully asserts that the CLO should be treated as engaged in a U.S. trade or business, such CLO could be subject to U.S. federal income tax, which could reduce the amount available to distribute to mezzanine debt and equity holders in such CLO, including the Fund.
The Code imposes a withholding tax of 30% on certain U.S. source periodic payments, including interest and dividends, to certain non-U.S. entities, including certain non-U.S. financial institutions and investment funds, unless such non-U.S. entity complies with certain reporting requirements regarding its U.S. account holders and its U.S. owners. Most CLOs in which the Fund invests will be treated as non-U.S. financial entities for this purpose and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If a CLO in which the Fund invests fails to properly comply with these reporting requirements, certain payments received by such CLO may be subject to the 30% withholding tax, which could reduce the amount available to distribute to equity and mezzanine debt holders in such CLO, including the Fund.
The Adviser has significant latitude in determining the types of assets the Fund acquires, and there is no specific prohibition in the Fund’s investment strategy, investment guidelines and/or the RIC qualification requirements against investing in investments that are not CLOs.

To maintain the Fund’s qualification as a RIC and compliance with the 1940 Act, the Fund is subject to various requirements and tests that impose limits on its investment strategy. However, other than as described in this Transition Report or in our Registration Statement on Form N-2, neither the broad investment guidelines in its Advisory Agreement, the RIC qualification requirements, nor the 1940 Act impose any specific limits on, or prohibitions against, investing its capital in investments that are not CLOs. Under the terms of the Advisory Agreement, the Adviser has significant latitude within its broad investment guidelines in determining the types of assets it may acquire. The Board generally does not review individual acquisitions, dispositions, or many other management decisions.
The Fund is subject to risks associated with loan accumulation facilities.
The Fund may invest capital in CLO warehouse facilities, otherwise known as loan accumulation facilities (“LAFs”). LAFs are generally short- to medium- term financing facilities provided by the investment bank that will ultimately serve as the arranger on a CLO transaction. Utilizing equity capital provided by the LAF investors and debt financing provided by the investment bank, LAFs acquire corporate loans and other similar corporate credit-related assets in anticipation of ultimately collateralizing a CLO transaction. This period of accumulating assets, often known as the “warehouse period,” typically terminates when the CLO vehicle issues various tranches of debt and equity securities to the market, using the issuance proceeds to repay the investment bank financing. Investments in LAFs have risks similar to those applicable to investments in CLO equity securities. The LAFs in which the Fund intends to invest are highly leveraged, with debt-to-equity ratios typically ranging from three to six times prior to a CLO’s pricing, which also magnifies the Fund’s risk of loss on such investments. Further, in the event that the corporate credit assets accumulated by a LAF are not eligible for purchase by the planned CLO, or in the event that the planned CLO is not issued, the LAF investors may be responsible for either holding or disposing of said assets, exposing the Fund to credit and/or price risk. This scenario may become more likely in times of economic distress or when the loans comprising the collateral pool of such warehouse, even if still performing, may have declined materially in market value, and the Fund may suffer a loss upon the disposition of these assets. The occurrence of any of the foregoing or similar events could affect the Fund’s investments in LAFs and, consequently, could materially adversely affect its business, financial condition and results of operations, and its ability to pay dividends to its shareholders.
The Fund may invest in corporate loans directly.
In addition to gaining exposure to corporate loans through investments in CLO securities, the Fund may also invest in corporate loans directly. In some cases, these loan investments may result from asset sales or in-kind distributions from CLOs in which the Fund has invested, but in other cases the Fund may acquire such loans directly in the open market. To the extent the Fund invests in corporate loans directly, it will be exposed to all of the risks associated with corporate loans that CLOs are exposed to, as described above. See “—The Fund invests in corporate CLOs, which exposes it to certain risks associated with corporate loans”; “—The Fund’s CLO investments are subject to risks related to the financial leverage employed by the underlying corporate borrowers”; and “—The CLOs in which the Fund invests may be subject to risks associated with syndicated loans.”
Risks Related to the Fund's Business
There are risks associated with the implementation of the Conversion.
The implementation of, the Conversion required the Fund to make several changes to its day-to-day functions, including a number of complex operational, accounting, regulatory, and market-related changes. Each of these changes include significant risks, each of which could materially adversely affect the Fund’s business, financial condition and results of operations, and its ability to pay dividends to its shareholders. These risks include, but are not limited to:
•Regulatory and Compliance Risks Related to Bank Custody Rules—Following the Conversion, the Fund will be subject to new regulatory requirements, including bank custody rules that were not previously applicable. Compliance with these rules necessitated changes in the Fund’s operational processes, including its custodial arrangements and its master trade agreements with its counterparties, potentially leading to additional costs, operational burdens, or constraints on its available executing counterparties for certain transactions.
•Risks Related to the Change in the Fund’s Tax Year—To be eligible to be treated as a RIC beginning on the Conversion Date, the Fund has requested IRS approval to change its tax year to end on the day prior to the Conversion Date (i.e., March 31, 2025). The Fund expects it qualifies for an automatic change, but if it does not qualify for the automatic change, the Fund will need approval from the IRS to effectuate such change. In that scenario, if the IRS does not approve the application, the Fund may not qualify for a March 31 tax-year end, which could delay the Fund’s qualification as a RIC to a later date and force the Fund to keep its tax year of December 31 and operate as a taxable C-Corporation until that later date. It is also possible that the IRS may approve such application provided that the Fund recognizes additional income as a RIC in connection with its change of tax year.

•Tax and Structural Uncertainties—The Conversion may result in unanticipated tax liabilities, including potential recognition of taxable gains or other inefficiencies that could impact the Fund. Additionally, changes in tax laws, IRS interpretations, or regulatory guidance could further affect the Fund’s tax treatment and require further adjustments to its structure. See also “—The Fund will be subject to corporate-level U.S. federal income tax if it is unable to maintain its RIC status under Subchapter M of the Code, which could adversely affect the value of its common shares and could substantially reduce the cash available for distribution to its shareholders.”
•Accounting, Operational and Systems Transition—The Fund will prospectively apply investment company accounting and, accordingly, it has modified its internal systems, reporting processes, and third-party service provider arrangements as a result of the Conversion. Any delays, errors, or other challenges in transitioning to investment company accounting could result in operational disruptions, compliance issues, or increased administrative costs.
•Legal and Regulatory—Upon Conversion, the Fund became subject to the 1940 Act, implicating a new regulatory reporting regime, including a new schedule, and new reporting forms, and additional compliance obligations, including the implementation of the Derivatives Risk Management Program. Adapting to this new regime may require enhancements to internal compliance protocols, additional personnel, and increased oversight, all of which could increase costs and regulatory risks and there may be delays, errors, or other challenges in adapting to the rules, regulations and requirements of the 1940 Act.
The Fund’s ability to achieve its objectives once the Conversion is complete is contingent on the Fund’s ability to manage and maintain all of these, and other changes, to its business. Any failure to do so could materially adversely affect the Fund’s business, financial condition and results of operations, and its ability to pay dividends to its shareholders as well as its ability to comply with the requirements of the 1940 Act. Any failure on the part of the Fund to comply with the requirements of the 1940 Act could expose it to SEC enforcement actions, litigation, reputational damage, and limitations on future capital raising, which could materially adversely affect the Fund’s regulatory standing, tax status, business, financial condition and results of operations, and its ability to pay dividends to its shareholders.
Certain actions by the Federal Reserve and other central banks could materially adversely affect the Fund’s business, financial condition and results of operations, and its ability to pay dividends to its shareholders.
Actions by the Federal Reserve (and similar actions by other central banks), including tightening or easing of monetary policy, increases or decreases in short-term interest rates, balance sheet liquidations or runoff, or other actions, or the perception that the Federal Reserve or other central banks are failing to take actions deemed necessary or advisable by the market, could cause elevated market volatility and adversely impact the value and performance of the Fund’s assets and the ability of the Fund to borrow money or otherwise access capital to fund its operations. See also “—Interest rate mismatches between the Fund’s assets and its liabilities, and the assets and liabilities of the CLOs in which the Fund invests, may reduce the Fund’s income during periods of changing interest rates, and volatility in interest rates could adversely affect the value of the Fund’s assets” for the impact of changing interest rates on the Fund’s business.
Interest rate mismatches between the Fund’s assets and its liabilities, and the assets and liabilities of the CLOs in which the Fund invests, may reduce the Fund’s income during periods of changing interest rates, and volatility in interest rates could adversely affect the value of the Fund’s assets.
Although most of the assets underlying the Fund’s CLO investments carry floating rate coupons, some may have fixed rate coupons or have a fixed rate component, which is most apparent when a given CLO is backed by corporate bonds, rather than loans, since bonds generally are issued with a fixed coupon. The fixed coupons on assets of this nature present some risk of cashflow mismatch between the Fund’s liabilities and its assets, since the Fund’s primary short term liabilities are expected to be repos. Repo borrowings typically bear a floating rate, and so are typically sensitive to changes in short term interest rates, since maturing repos will typically be replaced by new repos bearing interest rates based on short term interest rates at the time of the replacement transaction. If the income from the Fund’s assets is insufficient to support the interest payments on its liabilities due to a rise in short term interest rates, the Fund may be forced to reduce its positions, potentially during an inopportune time in the market, which could force it to realize losses or be unable to hold its desired amount of assets.
The Fund may also issue fixed rate debt, which could introduce a similar mismatch between interest owed on liabilities and interest income earned on its assets. As noted above, the Fund will primarily invest in CLOs that bear a floating rate coupon. In a falling interest rate environment, the Fund’s assets can be expected to pay a lower coupon rate, but any fixed-rate debt issued by the Fund will continue to require fixed payments, which could exceed the interest income available from its floating rate assets. This, too, could result in the Fund being forced to sell certain positions in order to meet interest and/or principal payments on its fixed liabilities.
The Fund may initiate and maintain derivative and similar positions in order to address both forms of interest rate mismatch, though the Fund is not required to do so. There can be no certainty that such positions, if they are initiated, will be effective at eliminating the Fund’s exposure to interest rate mismatches. Furthermore, derivative and similar positions come with their own risks, including liquidity risk, which may impact the Fund’s ability to close or adjust such positions efficiently. See “—Hedging instruments and other derivatives, including some credit default swaps, may not, in many cases, be traded on exchanges, or may not be guaranteed or regulated by any U.S. or foreign governmental authority and involve risks and costs that could result in material losses.”
While increases in interest rates will typically increase the interest income on the Fund’s CLO debt investments, which are generally floating rate in nature, they could also place pressure on the ability of the corporate borrowers underlying the Fund’s CLO investments to cover their interest expenses or to refinance their debt, potentially resulting in higher credit losses on the Fund’s CLO investments. When interest rates are low but increasing, variations between interest rate floors on the CLO debt tranches and the underlying corporate loans can reduce the amount of excess interest available for payment to the CLO debt and equity tranches. Finally, assets held directly or indirectly by the Fund that pay a fixed rate coupon typically decline in value when interest rates increase, and if interest rates were to increase significantly, not only would the market value of these assets be expected to decline, but these assets could lengthen in duration because borrowers would be less likely to prepay their fixed rate corporate borrowings, both of which would be expected to have an adverse impact on the Fund’s financial results.
Interest rates can change quickly and are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond the Fund’s control. Moreover, concerns over the United States’ debt ceiling and budget-deficit increase the possibility of downgrades by rating agencies to the U.S. government’s credit rating, which could cause interest rates and borrowing costs to rise. Interest rate movements are highly uncertain and notoriously difficult to predict. For example, from February 28, 2022 to October 31, 2023, the lower bound of the Federal Reserve’s Federal Funds Target Rate rose from 0.00% to 5.25%, while the yield on the ten-year U.S. Treasury rose from 1.83% to 4.93%. While the Fund may opportunistically hedge its exposure to changes in interest rates, such hedging may be limited by the tax rules governing RICs, and the Fund can provide no assurance that its hedges will be successful or that the Fund will be able to enter into or maintain such hedges. As a result, interest rate fluctuations can cause significant losses, reductions in income, and can limit the cash available to pay dividends to its shareholders.
Difficult conditions in the corporate sector as well as general market concerns may adversely affect the value of the assets in which the Fund invests.
The Fund’s business is materially affected by conditions in the corporate sector, the financial markets, and the economy, including inflation, interest rates, energy costs, unemployment, geopolitical issues, concerns over the creditworthiness of governments worldwide and the stability of the global banking system. Any deterioration of financial markets or the economy or investor perception of the risks associated with financial markets or the economy could materially adversely affect the Fund’s business, financial condition and results of operations, and its ability to pay dividends to its shareholders.
The Fund’s investments are expected to be concentrated in subordinated and lower-rated securities that generally have greater risks of loss than senior and higher-rated securities and are subject to amplified market risks.
The Fund’s portfolio is expected to be concentrated in CLO mezzanine debt and equity tranches. These tranches are subordinated in cash flow priority to other more “senior” securities of the same CLO securitization and therefore absorb losses from CLO asset defaults before senior tranches are at risk. The CLO equity tranche typically represents less than 15% of the overall principal balance of a CLO, but it absorbs 100% of the CLO’s credit losses until its principal balance has been written off, after which the mezzanine debt absorbs all losses. As a result, the CLO equity and mezzanine securities that the Fund targets are deemed by rating agencies to have substantial vulnerability to default in payment of interest and/or principal. Such securities are therefore considered to be highly speculative investments. When a CLO underlying corporate borrower defaults, the Fund generally has the right to receive payments only from the CLOs and has no direct rights against the underlying borrowers or the entity that sponsored the CLO transaction. In addition, the Fund may have the option in certain CLOs to contribute additional amounts to the CLO issuer for purposes of acquiring additional assets or curing coverage tests, thereby increasing the Fund’s overall exposure and capital at risk to such CLO. The value and performance of CLO securities are subject to the same types of political and economic factors and risks that affect corporate issuers and capital markets generally, but, for all of the foregoing reasons, these risks are amplified in the case of CLO mezzanine debt and equity tranches.
To the extent that due diligence is conducted on potential assets, such due diligence may not reveal all the risks associated with such assets and may not reveal other weaknesses in such assets, which could lead to losses.
Before making an investment, the Adviser may decide to conduct (either directly or using third parties) certain due diligence on a potential investment. There can be no assurance that the Adviser will conduct any specific level of due diligence, or that, among other things, the Adviser’s due diligence processes will uncover all relevant facts or that any purchase will be successful, which could result in losses on these assets, which could materially adversely affect the Fund’s business, financial condition and results of operations, and its ability to pay dividends to its shareholders.

The Fund relies on analytical models and other data to analyze potential asset acquisition and disposition opportunities and to manage its portfolio. Such models and other data may be incorrect, misleading or incomplete, which could cause the Fund to purchase assets that do not meet the Fund’s expectations or to make asset management decisions that are not in line with its strategy.
The Fund relies on the Adviser and the Adviser relies on the analytical models used by Ellington (both proprietary and third-party models) and information and data supplied by third parties. These models and data may be used to value assets or potential asset acquisitions and dispositions and also in connection with the Fund’s asset management activities. If Ellington’s models (including the data utilized by the models) and/or third party models or data prove to be incorrect, misleading, or incomplete, any decisions made in reliance thereon could expose the Fund to potential risks. The Adviser’s reliance on the models and data used by Ellington may induce it to purchase certain assets at prices that are too high, to sell certain other assets at prices that are too low, or to miss favorable opportunities altogether. Similarly, any hedging activities that are based on faulty models and data may prove to be unsuccessful.
Some of the risks of relying on analytical models and third-party data include the following:
•collateral cash flows and/or liability structures may be incorrectly modeled in all or only certain scenarios, or may be modeled based on simplifying assumptions that lead to errors;
•information about assets or the underlying collateral may be incorrect, incomplete, or misleading;
•asset, collateral, or CLO historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported, or subject to interpretation (e.g., different CLO issuers may report delinquency and default statistics based on different definitions of what constitutes a delinquent or defaulted loan); and
•asset, collateral, or CLO information may be outdated, in which case the models may contain incorrect assumptions as to what has occurred since the date information was last updated.
Some models, such as prepayment models or default models, may be predictive in nature. The use of predictive models has inherent risks. For example, such models may incorrectly forecast future behavior, leading to potential losses. In addition, the predictive models used by the Adviser may differ substantially from those models used by other market participants, with the result that valuations based on these predictive models may be substantially higher or lower for certain assets than actual market prices. Furthermore, because predictive models are usually constructed based on historical data supplied by third parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data, and, in the case of predicting performance in scenarios with little or no historical precedent (such as extreme broad-based widening in corporate credit yield spreads or deep economic recessions or depressions), such models must employ greater degrees of extrapolation and are therefore more speculative and of more limited reliability.
All valuation models rely on correct market data inputs. If incorrect market data is entered into even a well-founded valuation model, the resulting valuations will be incorrect. However, even if market data is input correctly, “model prices” will often differ substantially from market prices, especially for securities with complex characteristics or whose values are particularly sensitive to various factors. If the Fund’s market data inputs are incorrect or its model prices differ substantially from market prices, its business, financial condition and results of operations, and its ability to pay dividends to its shareholders could be materially adversely affected.
The Fund’s investment portfolio is recorded at market value and/or fair value, with its Board overseeing its Valuation Designee in its determination of fair value and, as a result, there will be uncertainty as to the value of its portfolio investments.
Under the 1940 Act, the Fund is required to carry its portfolio investments at market value, if such value is readily available, or fair value, if there is no readily available market value, as determined by the Adviser in good faith, as the Fund’s valuation designee pursuant to Rule 2a-5 under the 1940 Act, in accordance with its written valuation policy and subject to the oversight of the Board. Typically, there will not be a widely visible public market for the type of investments the Fund targets. As a result, the Fund will value these securities at fair value based on relevant information compiled by the Adviser and third-party pricing services (when available), and with oversight conducted by the Board. The values of the Fund’s investments are often not readily determinable.
The determination of market value or fair value and, consequently, the amount of unrealized gains and losses in the Fund’s portfolio, are to a certain degree subjective and dependent on a valuation process conducted by the Adviser and overseen by the Board. Because such valuations are inherently uncertain, may fluctuate over short periods of time, especially during periods of elevated market volatility, and may be based on estimates, the Adviser’s determinations of fair value may differ from the values that would have been used if a ready market for these assets existed or from the prices at which trades occur. Furthermore, the Fund may not obtain third-party valuations for all of its assets. Changes in the fair value of the Fund’s assets directly impact its net income through recording unrealized appreciation or depreciation of its investments and derivative instruments, and so the determination of fair value has a material impact on its net income.
While in many cases the Adviser’s determination of the fair value of its assets is based on valuations provided by third-party dealers and pricing services, the Adviser can and does value assets based upon its judgment, and such valuations may differ from those provided by third-party dealers and pricing services. Valuations of certain assets are often difficult to obtain or are unreliable, and many or all of the Fund’s CLO investments may trade infrequently and are illiquid. In general, dealers and pricing services heavily disclaim their valuations. Additionally, dealers and pricing services may claim to furnish valuations only as an accommodation and without special compensation, and they may disclaim any and all liability for any direct, incidental, or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. Higher valuations of the Fund’s assets have the effect of increasing the amount of management fees the Fund pays to the Adviser. Therefore, conflicts of interest exist because the Adviser is involved in the determination of the fair value of the Fund’s assets.
Market-based inputs are generally the preferred source of values for purposes of measuring the fair value of the Fund’s assets under U.S. GAAP. However, the markets for the Fund’s investments have experienced, and could in the future experience, extreme volatility, reduced transaction volume and liquidity, and disruption as a result of certain events which has made, and could in the future make, it more difficult for the Fund’s Adviser, and for third-party dealers and pricing services that the Fund uses, to rely on market-based inputs in connection with the valuation of its assets under U.S. GAAP. Furthermore, in determining the fair value of the Fund’s assets, the Adviser uses proprietary models that require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, assumptions concerning future prepayment rates, interest rates, default rates and loss severities. These assumptions might be especially difficult to project accurately during periods of economic disruption. The fair value of certain of the Fund’s investments may fluctuate over short periods of time, and the Adviser’s determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The fair value of the Fund’s investments has a material impact on its earnings through the recording of unrealized appreciation or depreciation of investments and may cause its Net Asset Value on a given date to materially understate or overstate the value that the Fund may ultimately realize on one or more of its investments. Investors purchasing the Fund’s securities based on an overstated Net Asset Value may pay a higher price than the value of its investments might warrant. Conversely, investors selling shares during a period in which the Net Asset Value understates the value of the Fund’s investments may receive a lower price for their shares than the value of its investments might warrant.
The Fund’s business, financial condition and results of operations, and its ability to pay dividends to its shareholders could be materially adversely affected if the Adviser’s fair value determinations of these assets were materially different from the values that would exist if a ready market existed for these assets.
The lack of liquidity in the Fund’s assets may materially adversely affect its business, financial condition and results of operations, and its ability to pay dividends to its shareholders.
Certain of the assets and other instruments the Fund acquires are not publicly traded. As such, these assets may be subject to legal and other restrictions on resale, transfer, pledge or other disposition, or will otherwise be less liquid than publicly-traded securities. Other assets that the Fund acquires, while publicly traded, have limited liquidity on account of their complexity, turbulent market conditions, or other factors. Illiquid assets typically experience greater price volatility, because a ready market does not exist, and they can be more difficult to value or sell if the need arises. In addition, if the Fund is required to liquidate all or a portion of its portfolio quickly, the Fund may realize significantly less than the value at which the Fund has previously recorded its assets. The Fund may also face other restrictions on its ability to liquidate any assets for which the Fund or the Adviser has or could be attributed with material non-public information. Furthermore, assets that are illiquid are more difficult to finance, and to the extent that the Fund finances assets that are or become illiquid, the Fund may lose that financing or have it reduced. If the Fund is unable to sell its assets at favorable prices or at all, it could materially adversely affect its business, financial condition and results of operations, and its ability to pay dividends to its shareholders.
The Fund is highly dependent on Ellington’s information systems and those of third-party service providers, and system failures could significantly disrupt the Fund’s business, which could materially adversely affect its business, financial condition and results of operations, and its ability to pay dividends to its shareholders.
The Fund’s business is highly dependent on Ellington’s communications and information systems and those of third-party service providers. Any failure or interruption of Ellington’s or certain third-party service providers’ systems or cyber-attacks or security breaches of their networks or systems could cause delays or other problems in the Fund’s securities trading activities, could allow unauthorized access for purposes of misappropriating assets, stealing proprietary and confidential information, corrupting data or causing operational disruption, or could prevent the Fund from receiving distributions to which the Fund is entitled, any of which could materially adversely affect its business, financial condition and results of operations, and its ability to pay dividends to its shareholders.
Computer malware, ransomware, viruses, and computer hacking and phishing attacks have become more prevalent in the financial services industry and may occur on Ellington’s or certain third party service providers’ systems in the future. The Fund relies heavily on Ellington’s financial, accounting and other data processing systems. Financial services institutions have reported breaches of their systems, some of which have been significant, and Ellington has experienced a data breach, which was not material to its or the Fund’s operations. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that Ellington or certain third-party service providers have experienced an undetected breach, and it is likely that other financial institutions have experienced more breaches than have been detected and reported. There is no assurance that the Fund, Ellington, or certain of the third parties that facilitate the Fund’s and Ellington’s business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of Ellington’s networks or systems (or the networks or systems of certain third parties that facilitate the Fund’s and Ellington’s business activities) or any failure to maintain performance, reliability and security of Ellington's or certain third-party service providers’ technical infrastructure, but such computer malware, ransomware, viruses, and computer hacking and phishing attacks could materially adversely affect the Fund’s business, financial condition and results of operations, and its ability to pay dividends to its shareholders.
Additionally, operational failures or cyber incidents relating to the Fund's or Ellington’s third-party service providers (or their service providers) may negatively impact the Fund’s business in the future. If a material operational failure or material breach of the information technology systems of its third-party service providers occurs, the Fund could be required to expend significant amounts of money, be delayed in receiving funds (or not receive them at all) or have to expend significant time and resources to respond to these threats or breaches, each of which could materially adversely impact the Fund’s business, financial condition and results of operations, and its ability to pay dividends to its shareholders.
New technologies also continue to develop, including tools that harness generative artificial intelligence and other machine learning techniques (collectively, “AI”). AI is developing at a rapid pace and becoming more accessible. As a result, the use of such new technologies by the Fund, Ellington, and/or the Fund’s third-party service providers can present additional known and unknown risks, including, among others, the risk that confidential information may be stolen, misappropriated or disclosed and the risk that the Fund, Ellington, and/or its third-party service providers may rely on incorrect, unclear or biased outputs generated by such technologies, any of which could have an adverse impact on the Fund and its business. See “—Artificial intelligence and other machine learning techniques could increase competitive, operational, legal and regulatory risks to the Fund’s business in ways that the Fund cannot predict.”
Risks Related to the Fund's Financing, Hedging, and Derivatives Activities
The Fund’s access to financing sources may not be available on favorable terms, may be limited or completely shut off, and its lenders and derivative counterparties may require the Fund to post additional collateral.
The Fund’s ability to fund its operations, meet financial obligations, and finance targeted asset acquisitions may be impacted by an inability to secure and maintain its financing through repos or other types of borrowings the Fund may enter into from time to time in the future with its counterparties. Because repos are generally short-term transactions, lenders may respond to adverse market conditions by refusing to renew or replace, or making it more difficult for the Fund to renew or replace, the Fund’s maturing short-term borrowings, including imposing more onerous conditions or offering economically worse terms when renewing (“rolling”) such repos.
The Fund’s lenders are primarily large global financial institutions, with exposures both to global financial markets and to more localized conditions. In addition to borrowing from large banks, the Fund may also borrow from smaller non-bank financial institutions. Whether because of a global or local financial crisis or other circumstances, such as if one or more of the Fund’s lenders experiences severe financial difficulties, they or other lenders could become unwilling or unable to provide the Fund with financing, could increase the haircut required for such financing, or could increase the costs of that financing.
Moreover, the Fund is currently party to short-term borrowings (in the form of repos) and there can be no assurance that the Fund will be able to roll these borrowings as they mature on a continuous basis and it may be more difficult for the Fund to obtain debt financing on favorable terms, or at all. If the Fund is not able to renew the Fund’s existing repos or other types of borrowings the Fund may enter into from time to time or arrange for new financing on terms acceptable to the Fund, or if the Fund defaults on any financial covenants, is otherwise unable to access funds under its financing arrangements, or is required to post more collateral or face larger haircuts, the Fund may have to dispose of assets at significantly depressed prices and at inopportune times, which could cause significant losses, and may also force the Fund to curtail its asset acquisition activities. Similarly, if the Fund were to move a financing from one counterparty to another that required a higher haircut, the Fund would have to repay more cash to the original counterparty than the Fund would be able to borrow from the new counterparty. To the extent that the Fund might be compelled to liquidate certain assets to repay debts, its compliance with the RIC asset tests, income tests, and distribution and other requirements could be negatively affected, which could jeopardize its qualification as a RIC. See “—The Fund will be subject to corporate-level U.S. federal income tax if it is unable to maintain its RIC status under Subchapter M of the Code, which could adversely affect the value of its common shares and could substantially reduce the cash available for distribution to its shareholders.” Any such forced liquidations could also materially adversely affect the Fund’s business, financial condition and results of operations, and its ability to pay dividends to its shareholders.
In addition, if there is a contraction in the overall availability of financing for the Fund’s assets, including if the regulatory capital requirements imposed on its lenders change or its shareholders’ equity decreases to levels that make the Fund a less attractive financing counterparty, its lenders may significantly increase the cost of the financing that they provide to the Fund, increase the amounts of collateral they require as a condition to providing the Fund with financing, or even cease providing it with financing. The Fund’s lenders also have revised, and may continue to revise, their eligibility requirements for the types of assets that they are willing to finance or the terms of such financing arrangements, including increased haircuts and requiring additional cash collateral, based on, among other factors, the regulatory environment and their management of actual and perceived risk, particularly with respect to assignee liability.
Moreover, the amount of financing that the Fund receives under its financing agreements will be directly related to its lenders’ valuation of the financed assets subject to such agreements. Typically, the master repurchase agreements that govern the Fund’s borrowings under repos grant the lender the right to reevaluate the value of the financed assets subject to such repos at any time. If a lender determines that the net decrease in the value of the portfolio of financed assets is greater in magnitude than any applicable threshold, it will generally initiate a margin call. In such cases, a lender’s valuations of the financed assets may be different than the values that the Fund ascribes to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A valid margin call requires the Fund to transfer cash or additional qualifying collateral to a lender or to repay a portion of the outstanding borrowings. If the Fund were to dispute the validity of a margin call from a lender under one of its repos and refuse to deliver margin collateral as a result, a lender could still send the Fund a notice of default. In this situation, such lender will have possession of the financed assets, and might still decide to exercise its contractual remedies, despite the margin dispute. In the event of the Fund’s default, its lenders or derivative counterparties can accelerate its indebtedness, terminate its derivative contracts (potentially on unfavorable terms requiring additional payments, including additional fees and costs), increase its borrowing rates, liquidate its collateral, and terminate its ability to borrow. In certain cases, a default on one repo or derivative agreement (whether caused by a failure to satisfy margin calls or another event of default) can trigger “cross defaults” on other such agreements. Similarly, if the market value of the Fund’s derivative contracts with a derivative counterparty declines in value, the Fund generally will be subject to a margin call by the derivative counterparty.
Significant margin calls and/or increased repo haircuts could have a material adverse effect on the Fund’s results of operations, financial condition, business, liquidity, and ability to make distributions to its shareholders, and could cause the value of its common shares to decline. During March and April of 2020,the Fund observed that many of its financing agreement counterparties assigned lower valuations to certain of its assets, resulting in the Fund having to pay cash to satisfy margin calls, which were higher than historical levels. In addition, during March and April of 2020 the Fund also experienced an increase in haircuts on repos that the Fund rolled. A sufficiently deep and/or rapid increase in margin calls or haircuts would have an adverse impact on the Fund’s liquidity. The Fund may have to sell assets at disadvantageous times or prices to meet such obligations.
Consequently, depending on market conditions at the relevant time, the Fund may have to rely on additional equity issuances to meet its capital and financing needs, which may be dilutive to its shareholders, or the Fund may have to rely on less efficient forms of debt financing that consume a larger portion of its cash flow from operations, thereby reducing funds available for its operations, future business opportunities, cash distributions to its shareholders, and other purposes. There can be no assurance that the Fund will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause the Fund to curtail its asset acquisition activities and/or dispose of assets, which could materially adversely affect its business, financial condition and results of operations, and its ability to pay dividends to its shareholders, or in the worst case, cause its insolvency.
The Fund uses financial leverage in executing its business strategy, which may adversely affect the return on its assets and may reduce cash available for distribution to its shareholders, as well as increase losses when economic conditions are unfavorable.
The Fund uses borrowed money to fund many of its investment activities and to enhance its financial returns. These borrowings include short-term repos to finance its CLO assets, and may also include credit facilities, including term loans and revolving credit facilities, derivative transactions, issuance of preferred shares and issuance of debt securities, each in significant amounts and on terms that the Adviser and the Board deem appropriate, subject to applicable limitations under the

1940 Act. Such financings may be used for the acquisition and maintenance of its investments, to pay fees and expenses, and for other purposes. Such leverage may be secured or unsecured. Any such leverage is in addition to leverage embedded or inherent in the CLO structures or derivative instruments in which the Fund may invest. The CLO equity securities in which the Fund invests have capital structures that are highly leveraged, with debt-to-equity ratios typically ranging from eight to sixteen times, and the LAFs in which the Fund intends to invest are also highly leveraged, with debt-to-equity ratios typically ranging from three to six times prior to a CLO’s pricing. Accordingly, the CLO equity tranches and LAFs in which the Fund invests will cause the Fund to indirectly incur substantial leverage, which magnifies the risk of significant or total loss on such investments.
Through the use of leverage, the Fund may acquire positions with market exposure significantly greater than the amount of equity capital committed to the transaction. Leverage can enhance the Fund’s potential returns but can also exacerbate losses. Even if an asset increases in value, if the asset fails to earn a return that equals or exceeds its cost of borrowing, the leverage will diminish the Fund’s returns. Leverage also increases the risk of the Fund’s being forced to swiftly liquidate its assets. See “—The Fund’s access to financing sources may not be available on favorable terms, may be limited or completely shut off, and its lenders and derivative counterparties may require the Fund to post additional collateral.”
Since financial leverage increases the amount of the Fund’s assets without a corresponding increase in the Fund’s common equity, any event that adversely affects the Fund’s assets would have an amplified effect on the Fund’s common shares to the extent that leverage is utilized. For instance, any decrease in the yield of the Fund’s assets would cause the Fund’s net interest income to decline more sharply than it would have had the Fund not borrowed. Such a decline could also negatively affect the Fund’s ability to make distributions and other payments to its securityholders. Similarly, the more leverage that the Fund employs, the more likely a substantial change will occur in the Fund’s Net Asset Value. The Fund’s expected use of leverage is generally considered to be a speculative investment technique. Its ability to service any debt that the Fund incurs will depend largely on its financial performance and will be subject to prevailing economic conditions and competitive pressures. In a market that moves adversely to the Fund’s assets, the use of leverage would be expected to result in a loss that would be greater than if the Fund’s assets were not leveraged.
The Fund intends to operate as a fully compliant derivatives fund under the Derivatives Rule, including treating repo borrowings as derivatives transactions and implementing a Derivatives Risk Management Program. By electing to operate under the full derivatives framework rather than qualifying as a “limited derivatives user,” under the Derivatives Rule, the Fund will be permitted to take on a significantly higher level of leverage through the use of derivatives and repo transactions than would be allowed for a limited derivatives user. This increased leverage may amplify both potential gains and losses, subjecting the Fund to greater volatility and market risk. While the Fund’s Derivatives Risk Management Program will include oversight and certain limits, leveraging the fund to a higher degree increases the potential for significant losses during periods of market stress or when asset prices move against its investments. Furthermore, any breach of its leverage or risk limits could result in forced portfolio adjustments, liquidity constraints, or regulatory scrutiny. See “Summary—Financing and Hedging Strategy—Derivative Transactions” and “—The Fund is subject to the risk of legislative and regulatory changes impacting its business or the markets in which the Fund invests.”
Additionally, if the Fund’s asset coverage declines below 300% (or 200%, as applicable), the Fund would not be able to declare dividends, incur additional debt or issue additional preferred shares, and could be required by law to sell a portion of its investments to repay some debt or redeem shares of preferred shares when it is disadvantageous to do so. As such, the Fund might not be able to make certain distributions or pay dividends of an amount necessary to continue to be subject to tax as a RIC. The amount of leverage that the Fund employs will depend on the Adviser’s and its Board’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that the Fund will be able to obtain credit at all or on terms acceptable to the Fund.
In addition, any debt facility into which the Fund may enter would likely impose financial and operating covenants that restrict its business activities, including limitations that could hinder its ability to finance additional loans and investments or to make the distributions required to maintain its qualification as a RIC.
The following table is furnished in response to the requirements of the SEC and illustrates the effect of leverage on returns from an investment in the Fund’s common shares assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on the Fund's Portfolio (Net of Expenses)	(10.00)%	(5.00)%	—%	5.00%	10.00%
Corresponding return to common shareholder(1)	(17.72)%	(10.22)%	(2.72)%	4.78%	12.28%
(1)Assumes that the Fund incurs leverage in an amount equal to 33.3% of its total assets (as determined immediately after the leverage is incurred) and a projected annual rate of interest on the borrowings of 5.44%.

Based on the Fund’s assumed leverage described above, its investment portfolio would have been required to experience an annual return of at least 1.81% to cover interest payments on its assumed indebtedness.
Regulations governing the Fund’s operation as a registered closed-end management investment company, including the asset coverage ratio requirements under the 1940 Act, affect the Fund’s ability to issue debt or preferred equity. The raising of debt capital may expose the Fund to risks, including the typical risks associated with leverage.
The Fund may in the future issue debt securities or preferred shares and/or borrow money from banks or other financial institutions, which the Fund refers to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, the Fund will be permitted, as a registered closed-end management investment company, to issue senior securities representing indebtedness so long as its asset coverage ratio with respect thereto, defined under the 1940 Act as the ratio of its gross assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities representing indebtedness, is at least 300% after each issuance of such senior securities. In addition, the Fund will be permitted to issue preferred shares so long as its asset coverage ratio with respect thereto, defined under the 1940 Act as the ratio of its gross assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities representing indebtedness, plus the aggregate involuntary liquidation preference of its outstanding preferred shares, is at least 200% after each issuance of such preferred shares. If the value of its assets declines, the Fund may be unable to satisfy this test. If that happens, the Fund may be required to sell a portion of its investments and, depending on the nature of the Fund’s leverage, repay a portion of its indebtedness or redeem outstanding preferred shares or debt, in each case at a time when doing so may be disadvantageous. Also, any amounts that the Fund uses to service its indebtedness or preferred dividends would not be available for distributions to its common shareholders. Furthermore, as a result of issuing senior securities, the Fund would also be exposed to typical risks associated with leverage, including an increased risk of loss. If the Fund issues preferred shares, the preferred shares would rank “senior” to common shares in its capital structure, preferred shareholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of its common shareholders, and the issuance of preferred shares could have the effect of delaying, deferring or preventing a transaction or a change of control that might otherwise provide a premium price to holders of the Fund’s common shares or otherwise be in the Fund’s common shareholders’ best interest.
The Fund is not generally able to issue and sell its common shares at a price below its net asset value per common share, other than in connection with a rights offering to its existing shareholders. The Fund may, however, sell its common shares at a price below the then-current net asset value per common share if its Board determines that such sale is in the Fund’s and its shareholders’ best interests, and the Fund’s shareholders approve such sale. In any such case, the price at which the Fund’s securities are to be issued and sold may not be less than a price that, in the determination of its Board, closely approximates the market value of such securities (less any distributing commission or discount). If the Fund raises additional funds by issuing more common shares, then the percentage ownership of its shareholders at that time will decrease, and existing shareholders may experience dilution.
The Fund’s rights under repos are subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of the Fund or its lenders.
In the event of the Fund’s insolvency or bankruptcy, certain repos may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on and/or liquidate the collateral pledged under such agreements without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repo, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and the Fund’s claim against the lender for damages may be treated simply as an unsecured claim. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, the Fund’s ability to exercise its rights to recover its securities under a repo or to be compensated for any damages resulting from the lenders' insolvency may be further limited by those statutes. These claims would be subject to significant delay and costs to the Fund and, if and when received, may be substantially less than the damages the Fund actually incurs.
The Fund may hedge against changes in corporate credit risks, interest rates, and other risks, which could materially adversely affect the Fund’s business, financial condition and results of operations and its ability to pay dividends to its shareholders.
Subject to maintaining its qualification as a RIC, the Fund may pursue various hedging strategies to seek to reduce its exposure to adverse changes in corporate credit spreads and corporate credit default rates (collectively, “corporate credit risks”) and interest rates. The Fund’s hedging activity is expected to vary in scope based on the level and volatility of corporate credit spreads and interest rates, the relative cost of protection against credit defaults, the types of CLO investments held, and other changing market conditions. Hedging may fail to protect or could adversely affect the Fund because, among other things:

•hedging of corporate credit risks and interest rates can be expensive, particularly during periods of higher and volatile credit spreads and interest rates;
•available corporate credit risk and interest rate hedges may not correspond directly, or be correlated in the manner desired with, the credit risk and interest rate risk for which protection is sought;
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
•the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in market value and/or fair value. Downward adjustments (“mark-to-market losses”) would reduce the Fund’s earnings and its shareholders' equity;
•the Fund may fail to correctly assess the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the assets in the portfolio being hedged;
•the Adviser may fail to recalculate, re-adjust, and execute hedges in an efficient and timely manner; and
•the hedging transactions may actually result in poorer overall performance for the Fund than if it had not engaged in the hedging transactions.
For these and other reasons, the Fund’s hedging activity could materially adversely affect its business, financial condition and results of operations, its ability to pay dividends to its shareholders, and its ability to maintain its qualification as a RIC.
Hedging instruments and other derivatives, including some credit default swaps, may not, in many cases, be traded on exchanges, or may not be guaranteed or regulated by any U.S. or foreign governmental authority and involve risks and costs that could result in material losses.
Hedging instruments and other derivatives, including certain types of credit default swaps, involve risk because they may not, in many cases, be traded on exchanges or cleared on a central counterparty clearinghouse (“CCP”). Consequently, for these instruments there may be less stringent requirements with respect to record keeping and compliance with applicable statutory and regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The Adviser is not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. Furthermore, the Adviser has only a limited internal credit function to evaluate the creditworthiness of its counterparties, mainly relying on its experience with such counterparties and/or their general reputation as participants in these markets. Under the terms of many of the Fund’s derivatives transaction contracts, the business failure of a derivatives transaction counterparty with whom the Fund enters into a derivatives transaction will most likely result in a default under the governing agreement. Default by a party with whom the Fund enters into a derivatives transaction may result in losses and may force the Fund to re-initiate similar derivatives transactions with other counterparties at the then-prevailing market levels. In such an event, the Fund may lose any unrealized gain associated with the terminated derivative and, if the derivative was used for hedging purposes, the underlying asset or liability may become unhedged. If a derivative counterparty becomes insolvent or files for bankruptcy, the Fund may also be at risk for any collateral the Fund has pledged to such counterparty to secure its obligations under derivative contracts, and the Fund may incur significant costs in attempting to recover such collateral. Generally, the Fund will seek to reserve the right to terminate its derivatives transactions upon a counterparty’s insolvency, but absent an actual insolvency, the Fund may not be able to terminate a derivatives transaction without the consent of the derivatives transaction counterparty, and the Fund may not be able to assign or otherwise dispose of a derivatives transaction to another counterparty without the consent of both the original derivatives counterparty and the potential assignee. If the Fund terminates a derivatives transaction, the Fund may not be able to enter into a replacement contract in order to cover its risk. There can be no assurance that a liquid secondary market will exist for derivatives transactions purchased or sold, and therefore the Fund may be required to maintain any derivatives transaction until exercise or expiration, which could materially adversely affect its business, financial condition and results of operations, and its ability to pay dividends to its shareholders. In this regard, the Fund may be required to hold additional cash or sell other investments in order to obtain cash to close out derivatives to meet the liquidity demands that derivatives can create to make payments of margin, collateral or settlement payments to counterparties. See “—The Fund’s access to financing sources may not be available on favorable terms, may be limited or completely shut off, and its lenders and derivative counterparties may require the Fund to post additional collateral.”
In addition, some portion of the Fund’s derivatives transactions may be cleared through a CCP, which the Fund accesses through a futures commission merchant (“FCM”). The Fund’s futures positions also are cleared with a CCP through an FCM. If an FCM that holds the Fund’s futures or cleared derivatives account were to become insolvent, the CCP will make an effort to move the Fund’s futures and cleared derivatives positions to an alternate FCM, though it is possible that no alternate FCM could be found to accept the Fund’s positions, which could result in a total cancellation of its positions in the account; in such a case, if the Fund wished to reinstate such positions, the Fund would have to re-initiate such positions with an alternate FCM. In addition, in the case of both futures and cleared derivatives, there could be knock-on effects of the Fund’s FCM’s insolvency, such as the failure of co-customers of the FCM or other FCMs of the same CCP. In such cases, there could be a shortfall in the funds available to the CCP due to such additional insolvencies and/or exhaustion of the CCP's guaranty fund that could lead to total loss of the Fund’s positions in the FCM account. Finally, the Fund faces a risk of loss (including total cancellation) of positions in the account in the event of fraud by its FCM or other FCMs of the CCP, where ordinary course remedies would not apply.
Using derivatives also subjects the Fund to operational and legal risks. Operational risk generally refers to risk related to potential operational issues, including documentation issues, settlement issues, systems failures, inadequate controls, and human error. Legal risk generally refers to insufficient documentation, insufficient capacity or authority of counterparty, or legality or enforceability of a contract.
The U.S. Commodity Futures Trading Commission (“CFTC”) and certain commodity exchanges have established limits referred to as speculative position limits or position limits on the maximum net long or net short position which any person or group of persons may hold or control in particular futures and options. Limits on trading in options contracts also have been established by the various options exchanges. It is possible that trading decisions may have to be modified and that positions held may have to be liquidated in order to avoid exceeding such limits. Such modification or liquidation, if required, could materially adversely affect the Fund’s business, financial condition and results of operations and its ability to pay dividends to its shareholders.
The Fund engages in short selling transactions, which may subject it to additional risks.
Certain of the Fund’s hedging transactions, and occasionally its investment transactions, may be short sales or short positions. Short selling may involve selling securities that are not owned and typically borrowing the same securities for delivery to the purchaser, with an obligation to repurchase the borrowed securities at a later date. Short selling allows an investor to profit from declines in market prices to the extent such declines exceed the transaction costs and the costs of borrowing the securities. A short sale may create the risk of an unlimited loss, in that the price of the underlying security might theoretically increase without limit, thus increasing the cost of repurchasing the securities. There can be no assurance that securities sold short will be available for repurchase or borrowing. Market conditions, including lower liquidity in certain asset classes and derivatives, and increased short sale restrictions imposed by regulators during periods of financial stress, could limit the Fund’s ability to execute or maintain short positions effectively.
Repurchasing securities to close out a short position can itself cause the price of the securities to rise further, thereby exacerbating the loss, which could materially adversely affect the Fund’s business, financial condition and results of operations, and its ability to pay dividends to its shareholders.
The Fund’s investments that are denominated in foreign currencies, domiciled outside the U.S., or that involve non-U.S. assets are subject to risks associated with non-U.S. investing, including in some cases foreign currency risk, which could materially adversely affect the Fund’s business, financial condition and results of operations, and its ability to pay dividends to its shareholders.
The Fund’s investments that are denominated in foreign currencies subject the Fund to foreign currency risk arising from fluctuations in exchange rates between such foreign currencies and the U.S. dollar. While the Fund currently attempts to hedge the vast majority of its foreign currency exposure, it may not always choose to hedge such exposure, or it may not be able to hedge such exposure. To the extent that the Fund is exposed to foreign currency risk, changes in exchange rates of such foreign currencies to the U.S. dollar could materially adversely affect the Fund’s business, financial condition and results of operations, and its ability to pay dividends to its shareholders.
Further, the Fund also invests in CLOs that hold non-U.S. assets, and the Fund expect that many of the CLO issuers in which it invests will be domiciled outside the United States. Investing directly or indirectly in non-U.S. issuers may expose the Fund to additional risks, including political and social instability, expropriation, imposition of foreign taxes, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards, currency fluctuations and greater price volatility. Further, the Fund, and the CLOs in which the Fund invests, may have difficulty enforcing creditor’s rights in foreign jurisdictions.
Other Business Risks
The Fund may change its current certain operating policies, investment criteria and strategy, hedging strategy, and asset allocation, operational, and management policies without notice or shareholder consent, which could materially adversely affect its business, financial condition and results of operations, and its ability to pay dividends to its shareholders.

Other than a modification or waiver that would be deemed to be fundamental, the Board will have the authority to modify or waive its current operating policies, investment criteria and strategy, hedging strategy, and asset allocation, operational, and management policies at any time without notice to or consent from its shareholders. As a result, the types or mix of assets, liabilities, or hedging transactions in the Fund’s portfolio may be different from, and possibly riskier than, the types or mix of assets, liabilities, and hedging transactions that the Fund has historically held, or that are otherwise described in this report. A change in the Fund’s strategy may increase its exposure to corporate credit asset values, credit spreads, interest rates, and other factors. Changes in the Fund’s investment strategy may also affect its ability to qualify as a RIC or cause the Fund to determine that it is not in the best interests of the Fund and its shareholders for it to continue to qualify as a RIC. The Fund’s Board determines its investment guidelines and its operational policies, and may amend or revise the Fund’s policies, including those with respect to its acquisitions, growth, operations, indebtedness, capitalization, and dividends or approve transactions that deviate from these policies without a vote of, or notice to, its shareholders. The Fund cannot predict the effect of any changes to its current operating policies, its investment criteria and strategy, hedging strategy, and asset allocation, operational, and management policies and any such changes could materially adversely affect its business, financial condition and results of operations, and its ability to pay dividends to its shareholders.
The Fund operates in a highly competitive market.
The Fund’s profitability depends, in large part, on its ability to acquire targeted assets at favorable prices. The Fund competes with a number of entities when acquiring its targeted assets, including other closed-end funds, BDCs, hedge funds, specialty finance companies, banks, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, and other entities. Many of the Fund’s competitors are substantially larger and have considerably more favorable access to capital and other resources than the Fund does. Furthermore, new companies with significant amounts of capital have been formed or have raised additional capital, and may continue to be formed and raise additional capital in the future, and these companies may have objectives that overlap with the Fund’s, which may create competition for assets the Fund wishes to acquire. Some competitors may have a lower cost of funds and access to funding sources that are not available to the Fund. In addition, some of the Fund’s competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets to acquire or pay higher prices than the Fund can. The Fund also may have different operating constraints from those of its competitors including, among others, (i) tax-, legal-, or accounting-driven constraints such as those arising from its qualification as a RIC, including asset diversification and distribution requirements, (ii) restraints imposed on the Fund by the 1940 Act as a registered closed-end fund and (iii) restraints and additional costs arising from the Fund’s status as a public company. Furthermore, competition for assets in the Fund’s targeted asset classes may lead to the price of such assets increasing, which may further limit its ability to generate desired returns. The competitive pressures the Fund faces could materially adversely affect its business, financial condition and results of operations, and its ability to pay dividends to its shareholders.
An increase in interest rates may cause a decrease in the issuance volumes of certain of the Fund’s targeted assets, which could adversely affect its ability to acquire targeted assets that satisfy its investment objectives and to generate income and pay dividends.
Rising interest rates generally reduce the demand to issue corporate loans due to the higher cost of borrowing. A reduction in the volume of corporate loans originated may affect the volume of targeted assets available to the Fund, which could adversely affect the Fund’s ability to acquire assets that satisfy its investment objectives. If rising interest rates cause the Fund to be unable to acquire a sufficient volume of the Fund’s targeted assets with a yield that is above its borrowing cost, the Fund’s ability to satisfy its investment objectives and to generate income and pay dividends to its shareholders may be materially and adversely affected.
The Fund’s ability to pay dividends will depend on its operating results, its financial condition and other factors, and the Fund may not be able to pay dividends at a fixed rate or at all under certain circumstances.
The Fund intends to pay dividends to its shareholders in amounts such that the Fund distributes all or substantially all of each year's taxable income (subject to certain adjustments). This distribution policy will enable the Fund to avoid being subject to U.S. federal income tax on its RIC taxable income that the Fund distribute to its shareholders. However, the Fund’s ability to pay dividends will depend on its earnings, its financial condition and such other factors as its Board may deem relevant from time to time. The Fund will declare and pay dividends only to the extent approved by its Board.
Risks Related to the Fund's Relationship with the Adviser and Ellington
There are risks and conflicts of interests associated with the Performance Fee the Fund is obligated to pay the Adviser.
In addition to its Base Management Fee, the Adviser is entitled to receive the Performance Fee based, in large part, upon its achievement of targeted levels of Pre-Performance Fee Net Investment Income. The Performance Fee payable to the Adviser is based on the Fund’s Pre-Performance Fee Net Investment Income, without considering any realized or unrealized gains or losses on its investments. As a result, (i) for quarters in which a Performance Fee is payable, such Performance Fee will exceed 17.5% of the Fund’s GAAP net income if the Fund generated net realized and unrealized losses on its investments during such quarter, (ii) the Adviser could earn a Performance Fee for fiscal quarters during which the Fund generates a GAAP net loss, and (iii) the Adviser might be incentivized to manage the Fund’s portfolio using higher risk assets, using assets with deferred interest features, or using more financial leverage through indebtedness, to generate more income than would be the case if there were no Performance Fee, both of which could result in higher investment losses, especially during economic downturns.
The Performance Fee is calculated quarterly, treating each quarter in isolation. As a result, the Hurdle Amount does not accumulate from quarter to quarter, and decreases in the Fund’s Net Asset Value of Common Equity, such as those due to unrealized losses, will reduce the Hurdle Amount, potentially making it easier for the Adviser to earn a Performance Fee. The Fund will not have the ability to claw back, delay, or adjust the payment of any Performance Fee based on financial results in prior or subsequent quarters. In addition, over a series of quarters, if the Fund’s Pre-Performance Fee Net Investment Income is positive in some quarters but negative in others, it is likely, when viewing the series of quarters as a whole, for the aggregate Performance Fee payable to the Adviser to exceed 17.5% of its aggregate Pre-Performance Fee Net Investment Income.
There is also a conflict of interest related to management’s involvement in many accounting determinations (including but not limited to valuations, which affect the calculation of the Hurdle Amount, and calculations of interest income) that can affect the Fund’s Performance Fee.
Finally, because the Hurdle Rate does not float with overall interest rates, an increase in interest rates will likely make it easier for Pre-Performance Fee Net Investment Income to exceed the Hurdle Amount. The Performance Fee Catch-Up feature (which provides that if the Fund’s Pre-Performance Fee Net Investment Income for a quarter exceeds the Hurdle Amount for such quarter but is less than or equal to 121.21% of the Hurdle Amount, then 100% of the portion of the Fund’s Pre-Performance Fee Net Investment Income that exceeds the Hurdle Amount is payable to the Adviser with respect to such quarter) may also cause the Fund’s Adviser to capture a disproportionate share of any increase in the Fund’s investment income resulting from higher interest rates.
The Fund is dependent on the Adviser and certain key personnel of Ellington that are provided to the Fund through the Adviser and may not find a suitable replacement if the Adviser terminates the Advisory Agreement or such key personnel are no longer available to the Fund.
The Fund does not have any employees of its own. The Fund’s officers are employees of Ellington or one or more of its affiliates. The Fund has no separate facilities and are completely reliant on the Adviser, which has significant discretion as to the implementation of its operating policies and execution of its business strategies and risk management practices. The Fund also depends on the Adviser’s access to the professionals of Ellington as well as information and deal flow generated by Ellington. The employees of Ellington identify, evaluate, negotiate, structure, close, and monitor the Fund’s portfolio. The departure of any of the senior officers of the Adviser, or of a significant number of investment professionals of Ellington or the inability of such personnel to perform their duties due to acts of God, pandemics such as the COVID-19 pandemic, war or other geopolitical conflict, terrorism, elevated inflation, high energy costs, social unrest, or civil disturbances, could have a material adverse effect on the Fund’s ability to achieve its objectives. The Fund can offer no assurance that the Adviser will remain investment adviser or that the Fund will continue to have access to the Adviser’s senior management. The Fund is subject to the risk that the Adviser will terminate the Advisory Agreement or that the Fund may deem it necessary to terminate the Advisory Agreement or prevent certain individuals from performing services for the Fund and that no suitable replacement will be found to manage the Fund.
There are risks and conflicts of interests associated with the Base Management Fee the Fund is obligated to pay the Adviser.
The Fund pays the Adviser a Base Management Fee based on the Fund’s Net Asset Value, regardless of the performance of the Fund’s portfolio. The Adviser's entitlement to such non-performance-based compensation might reduce its incentive to devote the time and effort of its professionals to seeking profitable opportunities for the Fund’s portfolio, which could result in worse performance for the Fund’s portfolio and could materially adversely affect the Fund’s business, financial condition and results of operations, and its ability to pay dividends to its shareholders. Furthermore, the participation of the Adviser (including the Adviser’s investment professionals) in the Fund’s valuation process, and the financial interest of the Fund’s interested trustees in the Adviser, creates a conflict of interest as the Base Management Fee payable to the Adviser is based, in part, on the Fund’s Net Asset Value.
The Board has approved a very broad investment strategy and will generally not review or approve the decisions made by the Adviser to acquire, dispose of, or otherwise manage an asset.
The Adviser is authorized to follow a very broad strategy in pursuing the Fund’s investment objectives. While the Fund’s Board periodically reviews the Fund’s investment strategy and the Adviser’s portfolio and asset-management decisions, it generally does not review the Fund’s proposed acquisitions, dispositions, and other management decisions. In addition, in conducting periodic reviews, the Board relies primarily on information provided to them by the Adviser. Furthermore, the Adviser may arrange for the Fund to use complex strategies or to enter into complex transactions that may be difficult or impossible to unwind by the time they are reviewed by the Board. The Adviser has great latitude in determining the types of assets it may decide are proper for the Fund to acquire, and in connection with other decisions with respect to the management of those assets. Poor decisions could materially adversely affect the Fund’s business, financial condition and results of operations, and its ability to pay dividends to its shareholders.
The Fund competes with Ellington’s other accounts for access to Ellington and for opportunities to acquire assets.
Ellington has sponsored and/or currently manages accounts with a focus that overlaps with the Fund’s investment focus and expects to continue to do so in the future. Ellington is not restricted in any way from sponsoring or accepting capital from new accounts, even for investing in asset classes or strategies that are similar to, or overlapping with, the Fund’s asset classes or strategies. Therefore, the Fund competes for access to the benefits that its relationship with the Adviser and Ellington provides the Fund. For the same reasons, the personnel of Ellington and the Adviser may be unable to dedicate a substantial portion of their time to managing the Fund’s assets.
Further, to the extent that the Fund’s targeted assets are also targeted assets of other Ellington accounts, the Fund will compete with those accounts for opportunities to acquire assets. Ellington has no duty to allocate such opportunities in a manner that preferentially favors the Fund. Ellington makes available to the Fund all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on the Fund’s objectives, policies and strategies, and other relevant factors, are appropriate for the Fund in accordance with Ellington’s written investment allocation policy, it being understood that the Fund might not participate in each such opportunity, but will equitably participate with Ellington's other accounts in such opportunities on an overall basis.
Since many of the Fund’s targeted assets are typically available only in specified quantities and are also targeted assets for other Ellington accounts, Ellington often is not able to buy as much of any asset or group of assets as would be required to satisfy the needs of all of Ellington’s accounts. In these cases, Ellington's investment allocation procedures and policies typically allocate such assets to multiple accounts in proportion to their needs and available capital. As part of these policies, accounts that are in a “start-up” or “ramp-up” phase may get allocations above their proportion of available capital, which could work to the Fund’s disadvantage, particularly because there are no limitations surrounding Ellington's ability to create new accounts. In addition, the policies permit departure from proportional allocations under certain circumstances, for example when such allocation would result in an inefficiently small amount of the security or assets being purchased for an account, which may also result in the Fund not participating in certain allocations.
There are other conflicts of interest in the Fund’s relationships with the Adviser and Ellington, which could result in decisions that are not in the best interests of the Fund’s shareholders.
The Fund is subject to conflicts of interest arising out of its relationship with Ellington and the Adviser. Certain of the Fund’s executive officers and trustees are employees of Ellington or one or more of its affiliates. As a result, the Adviser and its officers may have conflicts between their duties to the Fund and their duties to, and interests in, Ellington or the Adviser. For example, Mr. Penn, the Fund’s President and Chief Executive Officer and one of the Fund’s trustees, also serves as the President and Chief Executive Officer of, and as a member of the Board of Directors of Ellington Financial Inc. ("EFC"), and Vice Chairman and Chief Operating Officer of Ellington. Mr. Vranos, one of the Fund’s trustees and one of the Fund’s Portfolio Managers, also serves as the Co-Chief Investment Officer of EFC, and Chairman of Ellington. Mr. Borenstein, on of the Fund's Portfolio Managers, also servers as a Managing Director and Head of Corporate Credit at Ellington. Mr. Tecotzky, the Fund’s Executive Vice President, also serves as the Co-Chief Investment Officer of EFC, and as Vice Chairman of Ellington. Mr. Smernoff, the Fund’s Chief Financial Officer, also serves as the Chief Accounting Officer of EFC. Mr. Herlihy, the Fund’s Chief Operating Officer, also serves as the Chief Financial Officer of EFC and as a Managing Director of Ellington.
The Fund may acquire or sell assets in which Ellington or its affiliates have or may have an interest. Similarly, Ellington or its affiliates may acquire or sell assets in which the Fund has or may have an interest. Although such acquisitions or dispositions may present conflicts of interest, the Fund nonetheless may pursue and consummate such transactions. Additionally, the Fund may engage in transactions directly with Ellington or its affiliates, including the purchase and sale of all or a portion of a portfolio asset.
Acquisitions made for entities with similar objectives may be different from those made on the Fund’s behalf. Ellington may have economic interests in, or other relationships with, others in whose obligations or securities the Fund may acquire. In particular, such persons may make and/or hold an investment in securities that the Fund acquires that may be pari passu, senior, or junior in ranking to its interest in the securities or in which partners, security holders, officers, directors, agents, or employees of such persons serve on boards of directors or otherwise have ongoing relationships. Each of such ownership and other relationships may result in securities laws restrictions on transactions in such securities and otherwise create conflicts of interest. In such instances, Ellington may, in its sole discretion, make recommendations and decisions regarding such securities for other entities that may be the same as or different from those made with respect to such securities and may take actions (or omit to take actions) in the context of these other economic interests or relationships the consequences of which may be adverse to the Fund’s interests.
In deciding whether to issue additional debt or equity securities, the Fund will rely in part on recommendations made by the Adviser. While such decisions are subject to the approval of the Board, two of the Fund’s trustees are interested trustees. Because the Adviser earns Base Management Fees that are based on the total amount of its equity capital, and because the Adviser earns Performance Fees that would be expected to increase should the Fund’s equity capital increase, the Adviser may have an incentive to recommend that the Fund issue additional equity securities. Future offerings of debt securities, which would rank senior to the Fund’s common shares upon liquidation, and future offerings of equity securities which would dilute the common share holdings of its existing shareholders and may be senior to its common shares for the purposes of dividend and liquidating distributions, may adversely affect the market price of the Fund’s common shares.
The officers of the Adviser and its affiliates devote as much time to the Fund as the Adviser deems appropriate; however, these officers may have conflicts in allocating their time and services among the Fund and Ellington and its affiliates' accounts. During times where there are turbulent conditions or distress in the credit markets or other times when the Fund will need focused support and assistance from the Adviser and Ellington employees, other entities that Ellington advises or manages will likewise require greater focus and attention, placing the Adviser and Ellington's resources in high demand. In such situations, the Fund may not receive the necessary support and assistance the Fund requires or would otherwise receive if Ellington or its affiliates did not act as a manager for other entities.
The Fund, directly or through Ellington, may obtain confidential information about the companies or securities in which the Fund has invested or may invest. If the Fund does possess confidential information about such companies or securities, there may be restrictions on its ability to dispose of, increase the amount of, or otherwise take action with respect to the securities of such companies. The Adviser's and Ellington’s management of other accounts could create a conflict of interest to the extent the Adviser or Ellington is aware of material non-public information concerning potential investment decisions. For example, an Ellington affiliate’s membership in a loan syndicate or on a loan borrower’s creditors’ committee could potentially prevent the Adviser from entering into a transaction involving a CLO that holds the related loan. The Fund has implemented compliance procedures and practices designed to ensure that investment decisions are not improperly made while in possession of material non-public information. There can be no assurance, however, that these procedures and practices will be effective. In addition, this conflict and these procedures and practices may limit the freedom of the Adviser to make potentially profitable investments, which could have an adverse effect on the Fund’s operations. These limitations imposed by access to confidential information could materially adversely affect the Fund’s business, financial condition and results of operations, and its ability to pay dividends to its shareholders.
The Adviser’s liability is limited under the Advisory Agreement, and the Fund has agreed to indemnify the Adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on the Fund’s behalf than it would when acting for its own account.
Under the Advisory Agreement, the Adviser does not assume any responsibility to the Fund other than to render the services called for under the agreement, and it is not responsible for any action of the Fund’s Board in following or declining to follow the Adviser’s advice or recommendations. The Adviser maintains a contractual and fiduciary relationship with the Fund. Under the terms of the Advisory Agreement, the Adviser, its officers, managers, members, agents, employees and other affiliates are not liable to the Fund for acts or omissions performed in accordance with and pursuant to the Advisory Agreement, except those resulting from acts constituting willful misfeasance, bad faith, gross negligence or reckless disregard of the Adviser’s duties under the Advisory Agreement. In addition, the Fund has agreed to indemnify the Adviser and each of its officers, managers, members, agents, employees and other affiliates from and against all damages, liabilities, costs and expenses (including reasonable legal fees and other amounts reasonably paid in settlement) incurred by such persons arising out of or based on performance by the Adviser of its obligations under the Advisory Agreement, except where attributable to willful misfeasance, bad faith, gross negligence or reckless disregard of the Adviser’s duties under the Advisory Agreement. These protections may lead the Adviser to act in a riskier manner when acting on the Fund’s behalf than it would when acting for its own account.
The Adviser's failure to identify and acquire assets that meet the Fund’s asset criteria or perform its responsibilities under the Advisory Agreement could materially adversely affect the Fund’s business, financial condition and results of operations, its ability to pay dividends to its shareholders, and its ability to maintain its qualification as a RIC.
The Fund’s ability to achieve its objectives depends on the Adviser’s ability to identify and acquire assets that meet the Fund’s asset criteria. Accomplishing the Fund’s objectives is largely a function of the Adviser’s structuring of the Fund’s investment process, its access to financing on acceptable terms, and general market conditions. The Fund’s shareholders do not have input into the investment decisions. All of these factors increase the uncertainty, and thus the risk, of investing in the Fund’s common shares. The senior management team of the Adviser has substantial responsibilities under the Advisory Agreement. In order to implement certain strategies, the Adviser may need to hire, train, supervise, and manage new employees successfully. Any failure to manage the Fund’s future growth effectively could materially adversely affect its business, financial condition and results of operations, its ability to pay dividends to its shareholders and its ability to maintain its qualification as a RIC.
If the Adviser ceases to be the Adviser or one or more of the Adviser's key personnel ceases to provide services to the Fund, the Fund’s lenders and its derivative counterparties may cease doing business with the Fund.
If the Adviser ceases to be the Adviser, including upon the non-renewal of the Advisory Agreement, or if one or more of the Adviser’s key personnel cease to provide services for the Fund, it could constitute an event of default or early termination event under many of the Fund’s repo financing and derivative hedging agreements, upon which the relevant counterparties would have the right to terminate their agreements with the Fund. If the Adviser ceases to be the Adviser for any reason, including upon the non-renewal of its Advisory Agreement, and the Fund is unable to obtain or renew financing or enter into or maintain derivative transactions, it could materially adversely affect the Fund’s business, financial condition and results of operations, and its ability to pay dividends to its shareholders.
The Fund does not own the Ellington brand or trademark but may use the brand and trademark as well as its logo pursuant to the terms of a license granted by Ellington.
Ellington has licensed the “Ellington” brand, trademark, and logo to the Fund for so long as the Adviser or another affiliate of Ellington continues to act as its investment adviser. The Fund does not own the brand, trademark, or logo that the Fund will use in its business and may be unable to protect this intellectual property against infringement from third parties. Ellington retains the right to continue using the “Ellington” brand and trademark. The Fund will further be unable to preclude Ellington from licensing or transferring the ownership of the “Ellington” brand and trademark to third parties, some of whom may compete against the Fund. Consequently, the Fund will be unable to prevent any damage to goodwill that may occur as a result of the activities of Ellington or others. Furthermore, in the event the Adviser or another affiliate of Ellington ceases to act as the Fund’s investment adviser, or in the event Ellington terminates the license, the Fund will be required to change its name and trademark. Any of these events could disrupt the Fund’s recognition in the marketplace, damage any goodwill the Fund may have generated, and otherwise harm its business. Finally, the license is a domestic license in the United States only and does not give the Fund any right to use the “Ellington” brand, trademark, and logo overseas even though the Fund expects to use the brand, trademark, and logo overseas. The Fund’s use of the “Ellington” brand, trademark and logo overseas will therefore be unlicensed and could expose the Fund to a claim of infringement.
Risks Related to the Fund's Common Shares
Common shares of closed-end management investment companies have in the past traded at discounts to their net asset values per common share, for sustained periods of time, and there can be no assurance that the market price of the Fund’s common shares will not decline below the Fund’s net asset value per common share.
Common shares of closed-end management investment companies have in the past traded at discounts to their net asset values per common share and the Fund’s stock may also be discounted in the market. This characteristic of closed-end management investment companies is separate and distinct from the risk that the Fund’s net asset value per common share may decline. The Fund cannot predict whether its common shares will trade above, at, or below its net asset value per common share. The risk of loss associated with this characteristic of closed-end management investment companies may be greater for investors expecting to sell common shares purchased in an offering soon after such offering. In addition, if the Fund’s common shares trade below its net asset value per common share, the Fund will not be able to sell additional common shares to the public at its market price except (i) in connection with a rights offering to the Fund’s existing shareholders, (ii) with the consent of the majority of the Fund’s shareholders, (iii) upon the conversion of a convertible security in accordance with its terms or (iv) under such circumstances as the SEC may permit.
The Fund’s shareholders may not receive dividends or dividends may decline over time.
The declaration, amount, nature, and payment of any future dividends on the Fund’s common shares are at the sole discretion of its Board. Under Delaware law, cash dividends on a company’s capital stock may only be paid if, after payment, the company will be able to pay its debts as they become due in the ordinary course of business; and the company’s assets will be greater than its liabilities, plus, unless the charter permits otherwise, the amount that would be needed, if the company were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights on dissolution are superior to those receiving the distribution. Further, even if the Fund is permitted to pay a dividend under Delaware law, the Fund may not have sufficient cash to pay dividends on its common shares. In addition, in order to preserve the Fund’s liquidity, its Board may not declare a dividend at all or declare all or any portion of a dividend to be payable in stock, may delay the record date or payment date for any previously declared, but unpaid, dividend, convert a previously declared, but unpaid, cash dividend on the Fund’s common shares to a dividend paid partially or completely in common shares, or even revoke a declared, but unpaid, dividend.
The Fund’s ability to pay dividends may be impaired if any of the risks described in this filing, or any of the Fund’s other periodic or current reports filed with the SEC, were to occur. In addition, payment of dividends depends upon the Fund’s earnings, liquidity, financial condition, the RIC distribution requirements, its financial covenants, and other factors that the Board may deem relevant from time to time. There can be no assurance that the Fund’s business will generate sufficient cash flow from operations or that future borrowings or other capital will be available to the Fund in an amount sufficient to enable the Fund to make distributions on its common shares, to pay its indebtedness, or to fund other liquidity needs. The Board will continue to assess the dividend rate on its common shares on an ongoing basis, as market conditions and its financial position continue to evolve. The Board is under no obligation to declare any dividend distribution. There can be no assurance that the Fund will achieve results that will allow it to pay a specified level of dividends or to increase dividends from one period to the next.
An increase in interest rates may have an adverse effect on the market price of the Fund’s common shares and its ability to pay dividends to its shareholders.
One of the factors that investors may consider in deciding whether to buy or sell the Fund’s common shares is its dividend rate (or expected future dividend rate) as a percentage of its common share price, relative to market interest rates. If market interest rates increase or do not decline from their current levels, prospective investors may demand a higher dividend rate on the Fund’s common shares or seek alternative investments paying higher dividends or interest. There can be no assurance that the Fund will achieve results that will allow it to increase its dividend rate in response to market interest rate increases. As a result, interest rate fluctuations and capital market conditions can affect the market price of the Fund’s common shares independent of the effects such conditions may have on its portfolio. For instance, if interest rates rise without an increase in the Fund’s dividend rate, the market price of its common shares could decrease because potential investors may require a higher dividend yield on its common shares as market rates on interest-bearing instruments such as bonds rise. In addition, to the extent the Fund has variable rate debt, such as its repo financing, rising interest rates would result in increased interest expense on this variable rate debt, which might not be offset by increased interest income, and thereby adversely affecting the Fund’s cash flow and its ability to service its indebtedness and pay dividends to its shareholders.
Investing in the Fund’s common shares involves a high degree of risk.
The assets the Fund purchase in accordance with its objectives may result in a higher amount of risk than other alternative asset acquisition options. The assets the Fund acquires may be highly speculative and aggressive and may be subject to a variety of risks, including credit risk, prepayment risk, interest rate risk, and market risk. As a result, an investment in the Fund’s common shares may not be suitable for investors with lower risk tolerance.
If the Fund issues preferred shares, debt securities or convertible debt securities, its net asset value per common share may become more volatile.
The Fund cannot assure shareholders that the issuance of preferred shares and/or debt securities would result in a higher yield or return to the shareholders. The issuance of preferred shares, debt securities and/or convertible debt would likely cause the Fund’s net asset value per common share to become more volatile. If the dividend rate on the preferred shares, or the interest rate on the debt securities, were to approach the net rate of return on the Fund’s investment portfolio, the benefit of leverage to shareholders would be reduced. If the dividend rate on the preferred shares, or the interest rate on the debt securities, were to exceed the net rate of return on the Fund’s portfolio, the use of leverage would result in a lower rate of return to shareholders than if the Fund had not issued the preferred shares or debt securities. Any decline in the value of the Fund's investment portfolio would generally be borne entirely by the holders of the Fund’s common shares. Therefore, if the market value of the Fund’s portfolio were to decline, the leverage would result in a greater decrease in the Fund's net asset value per common share than if the Fund were not leveraged through the issuance of preferred shares.
There is also a risk that, in the event of a sharp decline in the value of its net assets, the Fund would be in danger of: (i) failing to maintain the required asset coverage ratios which may be required by the preferred shares, debt securities, convertible debt or units, or by the 1940 Act; (ii) a downgrade in the ratings of the preferred shares, debt securities, convertible debt or units, if such instruments were rated; or (iii) the Fund’s current investment income not being sufficient to meet the dividend requirements on the preferred shares or the interest payments on the debt securities. If the Fund does not maintain its required asset coverage ratios, the Fund may not be permitted to declare dividends which could violate its distribution requirements and fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. In order to counteract such an event, the Fund might need to liquidate investments in order to fund redemption of some or all of the preferred shares, debt securities or convertible debt. In addition, the Fund would pay (and the holders of its common shares would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred shares, debt securities, convertible debt or any combination of these securities. Holders of preferred shares, debt securities or convertible debt may have different interests than holders of common shares and may, at times, have disproportionate influence over the Fund’s affairs.
Holders of any preferred shares that the Fund may issue would have the right to elect members of the Board and have class voting rights on certain matters.
The 1940 Act requires that holders of shares of preferred shares must be entitled as a class to elect two trustees at all times and to elect a majority of the trustees if dividends on such preferred shares are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred shares, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred shareholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of the Fund’s common shares and preferred shares, both by the 1940 Act and by requirements imposed by rating agencies, might impair the Fund’s ability to maintain its tax treatment as a RIC for U.S. federal income tax purposes.
A downgrade, suspension or withdrawal of any future credit rating assigned by a rating agency to the Fund or any future issuances of preferred shares or debt securities, if any, or change in the debt markets could cause the liquidity or market value of the Fund’s preferred shares or debt securities to decline significantly.
Any credit rating to the Fund would be an assessment by rating agencies of the Fund’s ability to pay its debts when due. Consequently, real or anticipated changes in any credit ratings will generally affect the market value of any issuances of preferred shares or debt securities. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the Fund’s preferred shares and debt securities. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. Neither the Fund nor any underwriter undertakes any obligations to obtain or maintain any credit ratings or to advise holders of its preferred shares or debt securities of any changes in any credit ratings. There can be no assurance that any credit ratings will be assigned to the Fund or remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the rating agencies if, in their judgment, future circumstances relating to the basis of the credit rating, such as adverse changes in the Fund, so warrant. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices of the Fund’s preferred shares and debt securities.
Risks Related to the Fund's Organization and Structure
The Fund has a limited prior operating history as a closed-end investment company.
The Fund was recently reorganized as an externally managed, non-diversified, closed-end management investment company with a limited prior operating history as such. As a result, the Fund’s current and historical financial information may not be suitable for evaluating an investment in the Fund as a closed-end management investment company. The Fund is subject to all of the business risks and uncertainties associated with any new business, including the risk that the Fund will not achieve its investment objectives and that the value of an investment in the Fund could decline substantially or become worthless. As the Fund finalizes the rotation of its investment portfolio out of agency mortgage-backed securities and into CLOs, the Fund could invest some of its capital in temporary investments, including, but not limited to, cash and cash equivalents, which the Fund expects will have returns substantially lower than the returns that the Fund anticipates earning from investments in CLO securities and related investments.
From January 1, 2024 through March 31, 2025, the Fund operated as a C-Corporation and focused on investments in both corporate collateralized loan obligations and agency mortgage-backed securities. Prior to January 1, 2024, the fund operated as a real estate investment trust focusing on agency mortgage-backed securities. Further, prior to the Conversion, the Fund was not required to comply with the requirements of the 1940 Act. Following the Conversion, any failure on the part of the Fund to comply with the requirements of the 1940 Act could expose it to SEC enforcement actions, litigation, reputational damage, and limitations on future capital raising, which could materially adversely affect the Fund’s regulatory standing, tax status, business, financial condition and results of operations, and its ability to pay dividends to its shareholders
The Fund’s shareholders’ ability to control the Fund’s operations is severely limited.
The Board has approval rights with respect to the Fund’s major strategies, including strategies regarding investments, financing, growth, debt capitalization, compliance with the 1940 Act, RIC qualification and distributions. The Board may amend or revise these and other strategies without a vote of its shareholders, subject to such amendments or revisions not being fundamental.

Certain provisions of the Delaware Statutory Trust Act and the Fund’s Declaration of Trust and Bylaws could deter takeover attempts and have an adverse impact on the price of its common shares.
The Delaware Statutory Trust Act, the Fund’s declaration of trust and its bylaws contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for the Fund. The Control Share Statute is a provision of the Delaware Statutory Trust Act that limits the voting rights of shares held in excess of certain specified thresholds. See “Description of the Fund’s Securities—Certain Aspects of the Delaware Control Share Statute.” In addition, certain provisions in the Declaration of Trust impose limits on the rights of shareholders with respect to bringing claims against or on behalf of the Fund. See “Description of the Fund’s Securities—Anti-Takeover Provisions in the Declaration of Trust.” Further, the Fund’s bylaws contain a provision requiring advance notice of shareholder nominees for trustee.
Notwithstanding the foregoing, through the inclusion of Section 10.10 in the Declaration of Trust, the Fund has categorically exempted all acquisitions of its shares from the application of the Control Share Statute and therefore effectively “opted-out” of the Control Share Statute.
The Fund’s authorized but unissued common and preferred shares may prevent a change in its control.
The Fund’s declaration of trust authorizes the Fund to issue an unlimited number of shares, including common shares and preferred shares. In addition, the Board, without shareholder approval, may classify or reclassify any unissued common shares or preferred shares, may set the preferences, rights and other terms of the classified or reclassified shares and, with respect to the establishment of the terms of such preferred shares, may amend the declaration of trust as they deem necessary or appropriate. As a result, among other things, the Board may establish a class or series of common shares or preferred shares that could delay or prevent a transaction or a change in control of the Fund that might involve a premium price for its common shares or otherwise be in the best interests of its shareholders.
The Fund’s rights and the rights of its shareholders to take action against its trustees and officers or against the Adviser or Ellington are limited, which could limit shareholders’ recourse in the event actions are taken that are not in shareholders’ best interests.
The Fund’s declaration of trust limits the liability of its present and former trustees and officers to the Fund and its shareholders or any other person or entity for money damages other than liability arising from (i) willful misfeasance, (ii) bad faith, (iii) gross negligence, or (iv) reckless disregard of the duties involved in the conduct of his or her position. The Fund’s declaration of trust limits the liability of the Fund’s present and former trustees and officers to the maximum extent permitted under applicable law.
The Fund’s declaration of trust requires the Fund to indemnify each of its present and former trustees and officers against any liabilities and expenses incurred in connection with actions taken by such trustee or officer in those capacities except with respect to any matter as to which he or she has not acted in good faith in the reasonable belief that his or her action was in the best interest of the Fund or, in the case of any criminal proceeding, as to which he or she had reasonable cause to believe that the conduct was unlawful and provided that no trustee or officer shall be indemnified against any liability to any person or entity or any expense of such trustee or officer arising by reason of (i) willful misfeasance, (ii) bad faith, (iii) gross negligence, or (iv) reckless disregard of the duties involved in the conduct of his or her position. Further, no indemnification shall be made unless there has been a determination (i) by a final decision on the merits by a court or other body of competent jurisdiction that such trustee or officer is entitled to indemnification or, (ii) in the absence of such a decision, by (1) a majority vote of a quorum of trustees who are neither “Interested Persons” (as defined in the 1940 Act) of the Trust nor parties to the proceeding, that such trustee or officer is entitled to indemnification, or (2) if such quorum is not obtainable or even if obtainable, if such majority so directs, independent legal counsel in a written opinion concludes that such trustee or officer should be entitled to indemnification. The Fund’s declaration of trust requires indemnification of the Fund’s present and former trustees and officers to the maximum extent permitted under applicable law. In addition, the Fund is obligated to pay or reimburse the expenses incurred by its present and former trustees and officers if certain conditions are satisfied.
As a result, the Fund and its shareholders may have more limited rights against its present and former trustees and officers than might otherwise exist absent the current provisions in its declaration of trust or that might exist with other companies, which could limit recourse available to shareholders in the event actions are taken that are not in shareholders’ best interest.
The Fund’s declaration of trust contains provisions that make removal of its trustees difficult, which could make it difficult for its shareholders to effect changes to its management.
The Fund’s declaration of trust provides that, subject to the rights of holders of any series of preferred shares, a trustee may be removed only for cause, and only by action taken by a majority of the remaining trustees. Vacancies generally may be filled only by a majority of the remaining trustees in office, even if less than a quorum, for the full term of the class of trustees in which the vacancy occurred. These requirements make it more difficult to change the Fund’s management by removing and replacing trustees and may prevent a change in its control that is in the best interests of its shareholders.
The Fund is subject to the risk of legislative and regulatory changes impacting its business or the markets in which the Fund invests.
Legal and regulatory changes. Legal and regulatory changes could occur and may adversely affect the Fund and its ability to pursue its investment strategies and/or increase the costs of implementing such strategies. New or revised laws or regulations that could adversely affect the Fund may be imposed by the Commodity Futures Trading Commission, or the “CFTC,” the SEC, the U.S. Federal Reserve and the other Central Banks, other banking regulators, other governmental regulatory authorities, or self-regulatory organizations that supervise the financial markets. In particular, these agencies are empowered to promulgate a variety of new rules pursuant to recently enacted financial reform legislation in the United States and the countries which they operate in. The Fund also may be adversely affected by changes in the enforcement or interpretation of existing statutes and rules by these governmental regulatory authorities or self-regulatory organizations. Such changes, or uncertainty regarding any such changes, could adversely affect the strategies and plans set forth in this filing and may result in the Fund’s investment focus shifting from the areas of expertise of the investment team to other types of investments in which the investment team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on the Fund’s results of operations and the value of an investment in the Fund.
Relief from Registration as Commodity Pool Operator. With respect to the Fund’s operation, the Adviser has claimed an exclusion from the definition of the term “commodity pool operator” pursuant to CFTC Rule 4.5, which imposes certain commodity interest trading restrictions on the Fund. These trading restrictions permit the Fund to engage in commodity interest transactions that include: (i) “bona fide hedging” transactions, as that term is defined and interpreted by the CFTC and its staff, without regard to the percentage of the Fund’s assets committed to margin and option premiums; and (ii) non-bona fide hedging transactions, provided that the Fund does not enter into such non-bona fide hedging transactions if, immediately thereafter, (a) the sum of the amount of initial margin and premiums required to establish the Fund’s commodity interest positions would exceed 5% of its liquidation value, after taking into account unrealized profits and unrealized losses on any such transactions, or (b) the aggregate net notional value of the Fund’s commodity interest positions would exceed 100% of its liquidation value, after taking into account unrealized profits and unrealized losses on any such positions. In addition to meeting one of the foregoing trading limitations, interests in the Fund may not be marketed as or in a commodity pool or otherwise as a vehicle for trading in the futures, options or swaps markets.
In the event the Fund fails to qualify the Adviser for the exclusion, and the Adviser is required to register as a “commodity pool operator” in connection with serving as its investment adviser and becomes subject to additional disclosure, recordkeeping and reporting requirements, its expenses may increase. The Fund currently intends to operate in a manner that would permit the Adviser to continue to claim such exclusion.
Derivative Investments. The derivative investments in which the Fund may invest are subject to comprehensive statutes, regulations and margin requirements. In particular, certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act,” require certain standardized derivatives to be executed on a regulated market and cleared through a CCP, which may result in increased margin requirements and costs for the Fund. The Dodd-Frank Act also established minimum margin requirements on certain uncleared derivatives which may result in the Fund and its counterparties posting higher margin amounts for uncleared derivatives.
The “Derivatives Rule” (i.e., Rule 18f-4 under the 1940 Act) regulates and, in some cases limits, the use of derivatives, repos, and certain other transactions by funds registered under the 1940 Act. Unless the Fund qualifies as a “limited derivatives user,” as defined in the Derivatives Rule, the Fund is required to establish a comprehensive Derivatives Risk Management Program, to comply with certain value-at-risk based leverage limits and reporting requirements, to appoint a derivatives risk manager and to provide additional disclosure both publicly and to the SEC regarding the Fund’s derivatives positions. Even if the Fund did qualify as a limited derivatives user, the Derivatives Rule would still require the Fund to have policies and procedures to manage its derivatives risk and limit its derivatives exposure. Under the Derivatives Rule, when the Fund trades repos or similar financing transactions, the Fund needs to aggregate the amount of indebtedness associated with the repos or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating its asset coverage ratio or treat all such transactions as derivatives transactions. The Derivatives Rule also provides special treatment for repos and similar financing transactions. Specifically, a fund may elect whether to treat repos and similar financing transactions as “derivatives transactions” subject to the requirements of the Derivatives Rule or as senior securities equivalent to bank borrowings for purposes of Section 18 of the 1940 Act. The Fund has elected to treat repos and similar financing transactions as “derivatives transactions.” See “Summary—Financing and Hedging Strategy—Derivative Transactions.”

The SEC also has provided guidance in connection with the Derivatives Rule regarding the use of securities lending collateral that may limit the Fund’s securities lending activities. In addition, the Fund is permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security, provided that (i) the Fund intend to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date (the “Delayed-Settlement Securities Provision”). The Fund may otherwise engage in such transactions that do not meet the conditions of the Delayed-Settlement Securities Provision so long as the Fund treats any such transaction as a “derivatives transaction” for purposes of compliance with the Derivatives Rule. Furthermore, under the Derivatives Rule, the Fund will be permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act, if the Fund reasonably believes, at the time the Fund enters into such agreement, that the Fund will have sufficient cash and cash equivalents to meet its obligations with respect to all such agreements as they come due. These requirements may increase the cost of the Fund’s investments and cost of doing business.
European Credit Derivatives. Furthermore, the E.U. Regulation No 648/2012 on over the counter (“OTC”) derivatives, central counterparties and trade repositories (also known as the European Market Infrastructure Regulation (“EMIR”), which came into force on 16 August 2012, introduced uniform requirements in respect of OTC derivative transactions by requiring certain “eligible” OTC derivative transactions to be submitted for clearing to regulated central clearing counterparties and by mandating the reporting of certain details of derivative transactions to trade repositories. In addition, EMIR imposes requirements for appropriate procedures and arrangements to measure, monitor and mitigate operational and counterparty credit risk in respect of OTC derivatives contracts which are not subject to mandatory clearing. These requirements include the exchange of margin and, where initial margin is exchanged, its segregation by the parties, including by the Fund. While many of the obligations under EMIR have already come into force, the requirement to submit certain OTC derivative transactions to central clearing counterparties and the margin requirements for non- cleared OTC derivative transactions are subject to a staggered implementation timeline. It is not yet fully clear how the OTC derivatives market will adapt to the new regulatory regime. Accordingly, it is difficult to predict the full impact of EMIR on the Fund, which may include an increase in the overall costs of entering into and maintaining OTC derivative contracts. Prospective investors should be aware that the regulatory changes arising from EMIR and other similar regulations may in due course adversely affect the Fund’s ability to adhere to its hedging policy and achieve its objectives.
Volcker Rule. Section 619 of the Dodd-Frank Act, commonly referred to as the “Volcker Rule,” generally prohibits, subject to certain exemptions, covered banking entities from engaging in proprietary trading or sponsoring, or acquiring or retaining an ownership interest in, a hedge fund or private equity fund (“covered funds”), which has been broadly defined in a way which could include many CLOs. Although certain CLOs are exempt from “covered fund” status and amendments to the Volcker Rule have eased the ability of CLOs to meet those exemptions, any future changes to the Volcker Rule that further limit banking entities’ ability to invest in CLOs may adversely affect the market value or liquidity of any or all of the investments held by the Fund. It is uncertain how any future changes to the Volcker Rule could impact the Fund.
U.S. Risk Retention. In 2014, pursuant to the Dodd-Frank Act, U.S. federal regulators adopted joint final rules (the “U.S. Risk Retention Rules”) implementing certain credit risk retention requirements which generally require the “securitizer” of an asset-backed security to retain an exposure to certain credit risk in the securitization for a certain period of time. However, in 2018, a federal court of appeals interpreting the credit risk retention requirements in the Dodd-Frank Act held that open market CLO collateral managers are not securitizers subject to the U.S. Risk Retention Rules. Therefore, CLO collateral managers of open market CLOs are not required to hold retained interests in those CLOs, and they may dispose of any retained interest they may hold at any time. This could reduce the alignment of interests between managers and noteholders, including the Fund, potentially influencing management decisions in ways that are adverse to the Fund. See “—The Fund’s CLO investments are exposed to the misalignment of the interests of CLO collateral managers with the interests of CLO investors, such as the Fund.”
EU/UK Risk Retention. Regulators in the European Union (EU) and the United Kingdom (UK) have imposed significant securitization-related regulations (collectively, the “Securitization Regulations”).
Pursuant to the Securitization Regulations, sponsors of CLOs issued in the EU or UK (collectively, “European CLOs”) are required to retain a material net economic interest in such securitizations (“risk retention”), and such sponsors are also subject to various disclosure-related obligations. To the extent that the Securitization Regulations relating to CLO sponsors or managers (including risk retention requirements) are made less stringent or rescinded, the sponsors or managers of European CLOs may have reduced incentives to prioritize the interests of CLO investors, which may increase the risk of poor performance or default because of less careful construction or management of the underlying loan portfolios; this could also limit investor confidence in such CLOs. To the extent that the Securitization Regulations relating to sponsors or managers are made more stringent, sponsors could be dissuaded from sponsoring new European CLOs, which could limit the available supply of such CLOs. Pursuant to the Securitization Regulations, EU-based or UK-based investors purchasing certain securitizations (including CLOs) are required, prior to purchasing interests in such securitizations, to carry out due diligence assessments relating to the credit risks and other material risks of such interests (including verifying that such securitizations comply with risk retention), and such investors are also subject to various monitoring obligations related to the ongoing performance and risks of such interests. To the extent that the Securitization Regulations relating to EU-based or UK-based investors are made more stringent, such investors may be dissuaded from investing in (or maintaining their investments in) CLOs, which could adversely affect the price and liquidity of such CLOs.
European CLOs are generally structured in compliance with the Securitization Regulations so that prospective investors subject to the Securitization Regulations can invest in compliance with such requirements. To the extent the Fund invests in CLO securities that have not been structured to comply with the Securitization Regulations, the price and liquidity of such securities may be adversely affected.
The SEC staff could modify its position on certain non-traditional investments, including investments in CLO securities.
The staff of the SEC (and other regulators, including the European Securities and Markets Authority (“ESMA”)) from time to time has undertaken a broad review of the potential risks associated with different asset management activities, focusing on, among other things, liquidity risk and leverage risk. The staff of the Division of Investment Management of the SEC has, in correspondence with registered management investment companies, previously raised questions about the level of, and special risks associated with, investments in CLO securities. While it is not possible to predict what conclusions, if any, the staff may reach in these areas, or what recommendations, if any, the staff might make to the SEC, the imposition of limitations on investments by registered management investment companies in CLO securities by the SEC or ESMA, as applicable, could adversely impact the Fund’s ability to implement its investment strategy and/or its ability to raise capital through public offerings, or could cause the Fund to take certain actions that may result in an adverse impact on the Fund’s shareholders, its financial condition and/or its results of operations. The Fund is unable at this time to assess the likelihood or timing of any such regulatory development.
The Fund may experience fluctuations in its Net Asset Value and quarterly operating results.
The Fund could experience fluctuations in its Net Asset Value from month to month and in its quarterly operating results due to a number of factors, including the timing of distributions to its shareholders, fluctuations in the value of the CLO securities that the Fund holds, its ability or inability to make investments that meet its investment criteria, the interest and other income earned on its investments, the level of its expenses (including the interest or dividend rate payable on the debt securities or preferred shares the Fund issues), variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Fund encounters competition in its markets and general economic conditions. As a result of these factors, the Fund’s Net Asset Value and results for any period should not be relied upon as being indicative of its Net Asset Value and results in future periods.
U.S. Federal Income Tax Risks
Investment in the Fund has various U.S. federal, state, and local income tax risks.
The Fund strongly urges investors to consult their own tax advisors concerning the effects of U.S. federal, state, and local income tax law on an investment in the Fund’s common shares.
The Fund will be subject to corporate-level U.S. federal income tax if it is unable to maintain its RIC status under Subchapter M of the Code, which could adversely affect the value of its common shares and could substantially reduce the cash available for distribution to its shareholders.
The U.S. federal income tax laws governing RICs are complex, and interpretations of the U.S. federal income tax laws governing qualification as a RIC are limited. Qualifying as a RIC requires the Fund to meet various tests regarding the nature of its assets, its income and the amount of its distributions on an ongoing basis. The Fund’s ability to satisfy the RIC asset and income tests depends upon the characterization and fair market values of its assets, many of which are not precisely determinable, and for which the Fund may not obtain independent appraisals. The Fund’s compliance with the RIC asset and income tests and the accuracy of its tax reporting to shareholders also depend upon its ability to successfully manage the calculation and composition of its taxable income and its assets on an ongoing basis. Even a technical or inadvertent mistake could jeopardize the Fund’s RIC status. Under certain circumstances, the Fund may be able to cure a failure to meet the RIC asset and income tests if such failure was due to reasonable cause and not willful neglect, but in order to do so the Fund may incur significant fund-level taxes, which would effectively reduce (and could eliminate) the Fund’s returns. Although the Fund intends to elect to be treated as a RIC under Subchapter M of the Code, no assurance can be given that it will be able to qualify for and maintain RIC status. If the Fund qualifies as a RIC under the Code, it generally will not be subject to corporate-level federal income taxes on its income and capital gains that are timely distributed (or deemed distributed) as dividends for U.S. federal income tax purposes to its shareholders. To qualify as a RIC under the Code and to be relieved of federal taxes on income and gains distributed as dividends for U.S. federal income tax purposes to its shareholders, the Fund must, among other things, meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if it distributes dividends each tax year for U.S. federal income tax purposes of an amount generally at least equal to 90% of the sum of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to its shareholders. If the Fund fails to qualify or to maintain its qualification as a RIC in any calendar year, it would be required to pay U.S. federal income tax (and any applicable state and local taxes) on its taxable income at regular corporate rates, and dividends paid to its shareholders would not be deductible by the Fund in computing its taxable income (although such dividends received by certain non-corporate U.S. taxpayers generally would be subject to a preferential rate of taxation). Further, if the Fund fails to maintain its qualification as a RIC, it might need to borrow money or sell assets in order to pay any resulting tax. The Fund’s payment of income tax would decrease the amount of its income available for distribution to its shareholders and could adversely affect the value of its common shares. Furthermore, if the Fund fails to maintain its qualification as a RIC, it no longer would be required under U.S. federal tax laws to distribute substantially all of its taxable income to its shareholders.
The Fund’s investments may result in the Fund incurring tax or recognizing taxable income prior to receiving cash distributions related to such income.
The tax implications of the corporate CLOs in which the Fund invests are complex and, in some circumstances, unclear. In particular, the Fund may recognize taxable income on certain of its CLO investments without the concurrent receipt of cash.
The Fund expects that most of its investments in securities will be marked to market for tax purposes pursuant to its election under Section 475(f) of the Code (see “—The Fund has made a mark-to-market election under Section 475(f) of the Code.”), regardless of whether the investments are generating cash flow. This could cause the Fund to recognize taxable income on such investments without the concurrent receipt of cash. For any of the Fund’s investments that are not marked to market for tax purposes, such as certain CLO equity investments, the tax implications of such investments are often complex and, in some circumstances, unclear, which could also cause the Fund to recognize taxable income on such investments without the concurrent receipt of cash. If the Fund holds 10% or more (by vote or value) of the interests treated as equity for U.S. federal income tax purposes in a foreign corporation that is treated as a controlled foreign corporation (“CFC”) (including equity tranche investments and certain debt tranche investments in a CLO treated as a CFC), the Fund may be treated as receiving a deemed distribution (taxable as ordinary income) each tax year from such foreign corporation in an amount equal to its pro rata share of the corporation’s “subpart F income” for the tax year (including both ordinary earnings and capital gains). Treasury Regulations generally treat the Fund’s income inclusion with respect to a CFC as qualifying income for purposes of determining its ability to be subject to tax as a RIC if either (i) there is a current distribution out of the earnings and profits of the CFC that are attributable to such income inclusion or (ii) such inclusion is derived with respect to the Fund’s business of investing in stock, securities, or currencies. If the Fund fails to qualify or maintain its qualification for tax treatment as a RIC under Subchapter M of the Code for any reason, the Fund would be required to pay U.S. federal income tax on its taxable income at regular corporate rates, which could substantially reduce the Fund’s net assets, as well as the amount of income available for distributions, and the amount of such distributions, to the Fund’s shareholders and for payments to the holders of the Fund’s other equity securities or obligations. See “—The Fund will be subject to corporate-level U.S. federal income tax if it is unable to maintain its RIC status under Subchapter M of the Code, which could adversely affect the value of its common shares and could substantially reduce the cash available for distribution to its shareholders.”
Because the annual RIC distribution requirements are based on the RIC’s taxable income as opposed to the cash flow received by the RIC, if the Fund recognizes taxable income on its investments in excess of the cash either received from such investments or otherwise maintained on hand by the Fund, the Fund may have to sell some of its investments at times and/or at prices the Fund would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities to satisfy the RIC distribution requirements. If the Fund is not able to obtain cash from other sources, the Fund may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
The Fund has made a mark-to-market election under Section 475(f) of the Code.
The Fund has made an election under Section 475(f) of the Code to mark its securities to market. There are limited authorities under Section 475(f) of the Code as to what constitutes a trader for U.S. federal income tax purposes. Under other sections of the Code, the status of a trader in securities depends on all of the facts and circumstances, including the nature of the income derived from the taxpayer’s activities, the frequency, extent and regularity of the taxpayer's securities transactions, and the taxpayer’s investment intent. There can be no assurance that the Fund will continue to qualify as a trader in securities eligible to make a mark-to-market election. The Fund has not received, nor is it seeking, an opinion from counsel or a ruling from the IRS regarding its qualification as a trader. If the qualification for, or the Fund’s application of, such election were successfully challenged by the IRS, in whole or in part, it could, depending on the circumstances, result in retroactive (or prospective) changes in the amount or timing of recognized gross income, and potentially jeopardize its RIC qualification. If the IRS were to successfully challenge the treatment or timing of recognition of income from its securities, the Fund could fail to maintain its qualification as a RIC. Finally, mark-to-market gains and losses could cause volatility in the amount of its taxable income. For instance, the mark-to-market election could generate losses in one taxable year that the Fund is unable to use to offset taxable income, followed by mark-to-market gains in a subsequent taxable year that force the Fund to make additional distributions to its shareholders. Hence, the mark-to-market gains and losses could cause the Fund to distribute more dividends to its shareholders in a particular period than would otherwise be desirable from a business perspective.
Complying with RIC requirements may cause the Fund to forgo or liquidate otherwise attractive investments.
To maintain its qualification as a RIC, the Fund must continually satisfy various tests regarding the sources of its income, the nature and diversification of its assets and the amounts it distributes to its shareholders. In order to meet these tests, the Fund may be required to forgo investments it might otherwise make. It may be required to pay dividends to shareholders at disadvantageous times or when it does not have funds readily available for distribution and may be unable to pursue investments that would be otherwise advantageous to the Fund in order to satisfy the source of income or asset diversification requirements for qualifying as a RIC. Thus, compliance with the RIC requirements may hinder the Fund’s investment performance.
FATCA withholding may apply to payments to certain foreign entities.
Payments made under the Fund’s securities to a foreign financial institution (“FFI”), or non-financial foreign entity (“NFFE”) (including such an institution or entity acting as an intermediary), may be subject to a U.S. withholding tax of 30% under FATCA. This withholding tax may apply to certain payments of interest on the Fund’s debt securities or dividends on its shares unless the FFI or NFFE complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Depending upon the status of a holder and the status of an intermediary through which any of the Fund’s debt securities or shares are held, the holder could be subject to this 30% withholding tax in respect of any interest paid on its debt securities or dividends on its shares. Investors should consult their own tax advisors regarding FATCA and how it may affect an investment in the Fund’s securities.
General Risk Factors
The Fund, Ellington, or its affiliates may be subject to adverse legislative, regulatory or public policy changes.
At any time, U.S. federal, state, local, or foreign laws or regulations that impact the Fund’s business, or the administrative interpretations of those laws or regulations, may be enacted or amended.
The Fund cannot predict when or if any new law, regulation, or administrative interpretation, or any amendment to or repeal of any existing law, regulation, or administrative interpretation, will be adopted or promulgated or will become effective. Additionally, the adoption or implementation of any new law, regulation, or administrative interpretation, or any revisions in or repeals of these laws, regulations, or administrative interpretations, could cause the Fund to change its portfolio, could constrain its strategy, or increase its costs. The Fund could be adversely affected by any change in or any promulgation of new law, regulation, or administrative interpretation.
In addition, political leaders in the U.S. and certain foreign countries have recently been elected on protectionist platforms, fueling doubts about the future of global free trade. The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate certain existing trade agreements with foreign countries. In addition, the U.S. government has recently imposed tariffs on certain foreign goods and has indicated a willingness to impose tariffs on imports of other products. Some foreign governments have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect the Fund’s performance.
Changes in U.S. federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections and otherwise, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The Fund cannot predict the ultimate impact of the foregoing on it, its business and investments, or the industries in which it invests generally, and any prolonged uncertainty could also have an adverse impact on the Fund and its investment objectives. Future changes may adversely affect the Fund’s operating environment, including through increasing competition, and therefore its business, operating costs, financial condition and results of operations. Further, an extended federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or delaying government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets.
The Fund’s failure to procure adequate funding and capital would adversely affect the Fund’s results and may, in turn, negatively affect the value of its common shares and its ability to pay dividends to its shareholders.

The Fund depends upon the availability of adequate funding and capital for its operations. To maintain its status as a RIC, the Fund is required to distribute to its shareholders at least 90% of its RIC taxable income annually, which generally includes ordinary income (e.g. dividends and interest) and net short-term capital gains. As a result, the Fund is not able to retain much or any of its earnings for new investments. There can be no assurance that any, or sufficient, funding or capital will be available to the Fund in the future on terms that are acceptable to the Fund. The Fund’s access to external capital will depend upon a number of factors, including the market price of its common shares, the market’s perception of its financial condition and potential future earnings, and general market conditions. In the event that the Fund cannot obtain sufficient funding and capital on acceptable terms, there may be a negative impact on the value of its common shares and the Fund’s ability to pay dividends to its shareholders, and shareholders may lose part or all of their investment.
The Fund, Ellington, or its affiliates may be subject to regulatory inquiries and proceedings, or other legal proceedings.
At any time, industry-wide or company-specific regulatory or tax inquiries or proceedings can be initiated, and the Fund cannot predict when or if any such regulatory inquiries or proceedings will be initiated that involve the Fund or Ellington or its affiliates, including the Adviser. The Fund believes that the heightened scrutiny of the financial services industry increases the risk of inquiries and requests from regulatory or enforcement agencies. For example, as discussed under the caption “Investment Objective, Opportunities and Principal Strategies—Legal Proceedings”, over the years, Ellington and its affiliates have received, and the Fund expects in the future that the Fund and they may receive, inquiries and requests for documents and information from various federal, state, and foreign regulators.
The Fund can give no assurances that, whether the result of regulatory inquiries or otherwise, neither the Fund nor Ellington nor its affiliates will become subject to investigations, enforcement actions, fines, penalties or the assertion of private litigation claims. If any such events were to occur, the Fund, or the Adviser's ability to perform its obligations to the Fund under the Advisory Agreement between the Fund and the Adviser, or Ellington's ability to perform its obligations to the Adviser under the services agreement between Ellington and the Adviser, could be materially adversely impacted, which could materially adversely affect the Fund’s business, financial condition and results of operations, and its ability to pay dividends to its shareholders.
The market for the Fund’s common shares may be limited, and the price and trading volume of its common shares may be volatile.
While the Fund’s common shares are listed on the NYSE, such listing does not provide any assurance as to whether or not the market price reflects its actual financial performance, the liquidity of its stock, a holder's ability to sell its stock and/or at what price such holder could sell its stock. Market prices for the Fund’s common shares may be volatile and subject to wide fluctuations, including as a result of trading volumes. There can be no assurance that the market price of the Fund’s common shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of the Fund’s common shares, or result in fluctuations in the price or trading volume of its common shares include:
•actual or anticipated variations in the Fund’s dividends or operating results;
•changes in the Fund’s earnings estimates, failure to meet earnings or operating results expectations of public market analysts and investors, or publication of research reports about the Fund or the CLO closed-end fund and/or similar industries;
•increases in market interest rates that lead purchasers of the Fund’s common shares to demand a higher yield;
•repurchases and issuances by the Fund of its common shares;
•passage of legislation, changes in applicable law, court rulings, enforcement actions or other regulatory developments that adversely affect the Fund or its industry;
•changes in government policies or changes in timing of implementation of government policies;
•changes in market valuations of similar companies;
•adverse market reaction to any increased indebtedness the Fund incurs in the future;
•additions or departures of key management personnel;
•actions by shareholders;
•speculation in the press or investment community;
•adverse changes in global, national, regional and local economic and market conditions, including those relating to pandemics, high unemployment, elevated inflation, volatile interest rates, volatile and/or elevated credit spreads, concerns regarding a recession, geopolitical conflicts, social unrest, or civil disturbances, and concerns regarding leveraged loan defaults and credit losses;

•the Fund’s inclusion in, or exclusion from, various stock indices;
•the Fund’s operating performance and the performance of other similar companies; and
•changes in accounting principles.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may also adversely affect the market price of the Fund’s common shares.
Future offerings of debt securities, which would rank senior to the Fund’s common shares upon its bankruptcy liquidation, and future offerings of equity securities which could dilute the common share holdings of the Fund’s existing shareholders and may be senior to the Fund’s common shares for the purposes of dividend and liquidating distributions, may adversely affect the market price of the Fund’s common shares.
In the future, the Fund may attempt to increase its capital resources by making offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of the Fund’s debt securities and preferred shares, if any, and lenders with respect to other borrowings will receive a distribution of the Fund’s available assets prior to the holders of the Fund’s common shares. The Fund’s preferred shares, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit the Fund’s ability to pay a dividend or other distribution to the holders of its common shares. Because the Fund’s decision to issue securities in any future offering will depend on market conditions and other factors beyond its control, the Fund cannot predict or estimate the amount, timing or nature of its future offerings. Thus, holders of the Fund’s common shares bear the risk of the Fund’s future offerings reducing the market price of the Fund’s common shares and diluting their holdings in the Fund.
Future sales of the Fund’s common shares or other securities convertible into common shares could cause the market value of the common shares to decline and could result in dilution.
Sales of substantial amounts of the Fund’s common shares or other securities convertible into its common shares could cause the market price of the Fund’s common shares to decrease significantly. The Fund cannot predict the effect, if any, of future sales of its common shares or other securities convertible into its common shares, or the availability of such securities for future sales, on the market price of its common shares. Sales of substantial amounts of the Fund’s common shares or other securities convertible into the Fund’s common shares, or the perception that such sales could occur, may adversely affect prevailing market values for the Fund’s common shares.
Shareholders will experience dilution in their ownership percentage if they do not participate in the dividend reinvestment plan.
All distributions declared in cash payable to shareholders that are participants in the Fund’s dividend reinvestment plan are automatically reinvested in common shares. As a result, shareholders of the Fund that do not participate in its dividend reinvestment plan will experience dilution in their ownership percentage of the Fund’s common shares over time.
The Fund is subject to risks related to corporate social responsibility.
The Fund’s business faces public scrutiny related to environmental, social and governance (“ESG”) activities. The Fund may risk damage to its reputation if the Fund or affiliates of the Adviser are viewed as failing to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in the Fund’s investment processes. Some investors have become more focused on ESG factors, including climate risks, in determining whether to invest in companies. However, regional and investor specific sentiment often differ in what constitutes a material positive or negative ESG corporate practice. The Fund’s corporate social responsibility practices will not uniformly fit investors’ definitions, particularly across geographies and investor types, of best practices for ESG considerations. Adverse incidents with respect to ESG activities could impact the cost of the Fund’s operations and relationships with investors, all of which could adversely affect its business and results of operations.
There is a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors to enable investors to validate and better understand sustainability claims, including an increased regulatory focused on the accuracy of those claims. As a result, the Fund is subject to evolving rules and regulations promulgated by various governmental and self-regulatory organizations, including the SEC, the NYSE and the Financial Accounting Standards Board. These rules continue to expand in scope and complexity, with new requirements potentially increasing compliance challenges and uncertainty. If the Fund is perceived as, or accused of, "greenwashing" or overstating the extent of its sustainability-related practices, such allegations could damage the Fund’s reputation, result in litigation or regulatory actions, and negatively impact its ability to raise capital.
At the same time, so-called “anti-ESG” sentiment has also gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation, or issued related legal opinions. For example, certain states now require that relevant state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors or have enacted "boycott bills." If investors subject to such legislation viewed the Fund, its policies, or its practices, as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in the Fund, which could negatively affect its financial performance.
If the Fund fails or is perceived to fail to comply with or meet applicable rules, regulations and stakeholder expectations, it could negatively impact the Fund’s reputation and its business results. Further, the Fund’s business could become subject to additional regulations, penalties and/or risks of regulatory scrutiny and enforcement in the future. Moreover, the requirements of various regulations the Fund may become subject to may not be consistent with each other. There can be no assurance that the Fund’s current ESG practices will meet future regulatory requirements, reporting frameworks or best practices, increasing the risk of related enforcement. Compliance with new requirements may lead to increased management burdens and costs.
Climate change has the potential to impact the Fund’s investments.
Currently, it is not possible to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions will impact the assets underlying the Fund’s investments. However, any such future laws and regulations imposing reporting obligations, limitations on greenhouse gas emissions, or additional taxation of energy use could negatively affect the businesses of the underlying borrowers on the CLOs in which the Fund invests, including, for example by requiring an underlying borrower to make significant expenditures to attain and maintain compliance. Any new legislative or regulatory initiatives related to climate change could adversely affect the assets underlying the Fund’s investments and, therefore, the Fund’s business.
The physical impact of climate change could also have a material adverse effect on the assets underlying the Fund’s investments. Physical effects of climate change such as increases in temperature, sea levels, the severity of weather events and the frequency of natural disasters, such as hurricanes, tropical storms, tornadoes, wildfires, droughts, floods and earthquakes, among other effects, could reduce the value of the assets underlying the Fund’s investments and, therefore, the Fund’s investments.
Periods of heightened inflation could adversely impact the Fund’s financial results.
High inflation, whether caused by low unemployment, high corporate demand, supply-chain issues, geopolitical conflicts, quantitative easing, imposition of tariffs by the federal government, or a combination of these or other factors, may undermine the performance of the Fund’s investments by reducing the value of such investments and/or the income received from such investments. Inflation and rapid fluctuations in inflation rates have had in the past, and may in the future have, significant effects on interest rates and negative effects on economies and financial markets.
Inflation and rapid fluctuations in inflation rates have in the past had, and may in the future have, negative effects on economies and financial markets, particularly in emerging economies and particularly for some of the corporate sectors in which the Fund’s underlying obligors operate. For example, if a corporate borrower under an asset held by one of the Fund’s CLO investments is unable to increase its revenue in times of higher inflation, its profitability may be adversely affected. As inflation rises, an underlying obligor may earn more revenue but may incur higher expenses, as wages and prices of inputs increase during periods of inflation. Thus, heightened inflationary pressures could increase the risk of default by the underlying borrowers in CLOs. In addition, during any periods of rising inflation, interest rates would be expected to rise, which could create a mismatch between the Fund’s assets and liabilities. See “—Interest rate mismatches between the Fund’s assets and its liabilities, and between the assets and liabilities of the CLOs in which the Fund invests, the Fund’s CLO investments and their underlying corporate credit assets may reduce the Fund’s income during periods of changing interest rates, and volatility in interest rates could adversely affect the value of the Fund’s assets.” Conversely, as inflation declines, the Fund and any CLO in which the Fund invests and any underlying corporate borrower of its CLO investments may not be able to reduce expenses commensurate with any resulting reduction in revenue.
In addition, actions that the Federal Reserve has taken, and could continue to take in response to changes in inflation, could have an adverse impact on the economy broadly and/or on the Fund’s financial results specifically. See “Certain actions by the Federal Reserve and other central banks could materially adversely affect the Fund’s business, financial condition and results of operations, and its ability to pay dividends to its shareholders.”
Artificial intelligence and other machine learning techniques could increase competitive, operational, legal and regulatory risks to the Fund’s business in ways that the Fund cannot predict.
The use of AI by the Fund and others, and the overall adoption of AI throughout society, may exacerbate or create new and unpredictable competitive, operational, legal and regulatory risks to the Fund’s business. There is substantial uncertainty about the extent to which AI will result in dramatic changes throughout the world, and the Fund may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. These changes could potentially disrupt, among other things, the Fund’s business model, investment strategies and operational processes. Some of the Fund’s competitors may be more successful than it in the development and implementation of new technologies, including services and platforms based on AI, to improve their operations. If the Fund is unable to adequately advance its capabilities in these areas, or do so at a slower pace than others in its industry, the Fund may be at a competitive disadvantage.
If the data the Fund, or third parties whose services the Fund relies on, use in connection with the possible development or deployment of AI is incomplete, inadequate or biased in some way, the performance of the Fund’s business could suffer. In addition, recent technological advances in AI both present opportunities and pose risks to the Fund. Data in technology that uses AI may contain a degree of inaccuracy and error, which could result in flawed algorithms in various models used in the Fund’s business. The volume and reliance on data and algorithms also make AI more susceptible to cybersecurity threats, including data poisoning and the compromise of underlying models, training data or other intellectual property. The personnel provided to the Fund by the Adviser, and/or its third-party service providers could, without being known to the Fund, improperly utilize AI and machine learning-technology while carrying out their responsibilities. This could reduce the effectiveness of AI technologies and adversely impact the Fund and its operations to the extent that it relies on the AI’s work product.
There is also a risk that AI may be misused or misappropriated by the Fund’s third party service providers. For example, a user may input confidential information, including material non-public information, into AI applications, resulting in the information becoming a part of a dataset that is accessible by third-party technology applications and users, including the Fund’s competitors. Further, the Fund may not be able to control how third-party AI that it chooses to use is developed or maintained, or how data the Fund inputs is used or disclosed. The misuse or misappropriation of the Fund’s data could have an adverse impact on its reputation and could subject it to legal and regulatory investigations or actions or create competitive risk.
In addition, the use of AI by the Fund or others may require compliance with legal or regulatory frameworks that are not fully developed or tested, and the Fund may face litigation and regulatory actions related to its use of AI. There has been increased scrutiny, including from global regulators, regarding the use of “big data,” diligence of data sets and oversight of data vendors. The Fund’s ability to use data to gain insights into and manage its business may be limited in the future by regulatory scrutiny and legal developments.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
As discussed further in "Item 1. Business—Our Adviser and Ellington," we are externally managed and advised by our Adviser, an affiliate of Ellington. Our Adviser does not have any employees and instead relies on the employees of Ellington to fulfill its obligations to us pursuant to a services agreement. We rely on Ellington's information systems in conducting our day-to-day operations. As such, we also rely on Ellington's processes for assessing, identifying, and managing material risks from cybersecurity threats.
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
Ellington's Risk Management and Strategy
Ellington's cybersecurity program is focused on the following key areas:
•Governance: As discussed in more detail below under "Governance," our Board's oversight of cybersecurity risk management is supported by the Audit Committee of our Board (the “Audit Committee”), which regularly interacts with our management team and other professionals who are responsible for assessing and managing material risks from cybersecurity threats at Ellington.
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
Ellington also regularly engages third parties to perform assessments of Ellington’s cybersecurity posture, including penetration testing, user access control reviews and independent reviews of Ellington’s information security control environment, and operating effectiveness. The results of such assessments, tests and reviews are reported to the Audit Committee and our Board, and Ellington adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, tests and reviews, including the implementation of new software and technologies.
To date, no risks from cybersecurity threats to Ellington have materially affected or are reasonably likely to materially affect us. Cyber criminals do, however, target us, Ellington and Ellington’s employees and other third parties. Ongoing or future attacks such as these could have impacts on our or Ellington’s operations. For additional information on these ongoing risks, please refer to "Part 1. Item 1A. Risk Factors—We are highly dependent on Ellington's information systems and those of third-party service providers, including mortgage servicers, and system failures could significantly disrupt our business, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders." and "—Because we are highly dependent on information systems when sharing information with third party service providers, systems failures, breaches or cyber-attacks could significantly disrupt our business, which could have a material adverse effect on our results of operations and cash flows."
While Ellington did experience two business email compromise incidents in recent years, neither had a material impact on our business strategy, results of operations or financial condition.
Governance
Our Board, through the Audit Committee, oversees our cybersecurity risk management process. Our Audit Committee receives regular presentations and reports on cybersecurity risks at Ellington, each of which addresses a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties.
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
Item 2. Properties
We do not own any properties. Our principal offices are located in leased space at 53 Forest Avenue, Old Greenwich, CT 06870. The offices of our Adviser and Ellington are at the same location. As part of our Advisory Agreement, our Adviser is responsible for providing offices necessary for all operations, and accordingly, all lease responsibilities belong to our Adviser.
Item 3. Legal Proceedings
Neither we nor Ellington nor its affiliates (including our Adviser) are currently subject to any legal proceedings that we or our Adviser consider material. Nevertheless, we and Ellington and its affiliates operate in highly regulated markets that currently are under regulatory scrutiny, and over the years, Ellington and its affiliates have received, and we expect in the future that we and they may receive, inquiries and requests for documents and information from various federal, state and foreign regulators.
We and Ellington cannot provide any assurance that, whether the result of regulatory inquiries or otherwise, neither we nor Ellington nor its affiliates will become subject to investigations, enforcement actions, fines, penalties or the assertion of private litigation claims or that, if any such events were to occur, they would not materially adversely affect us. For a discussion of these and other related risks, see "Risk Factors—General Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries and proceedings, or other legal proceedings" included in Part I, Item 1A of this Transition Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Shareholders Matters, and Issuer Purchases of Equity Securities
Market Information
Our common shares have been listed on the New York Stock Exchange ("NYSE") under the symbol "EARN" since May 1, 2013.
Holders of Our Common Shares
Based upon a review of a securities position listing as of the close of business on June 6, 2025, we had an aggregate of 107 holders of record and holders of our common shares who are nominees for an undetermined number of beneficial owners.
Issuer Purchases of Equity Securities

	Total Numbers of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2025–January 31, 2025	—	$—	—	725,808
February 1, 2025–February 28, 2025	—	—	—	725,808
March 1, 2025–March 31, 2025	167,476	5.84	167,476	558,332
Total	167,476	$5.84	167,476	558,332
On June 13, 2018, our Board approved the adoption of a share repurchase program under which we were authorized to repurchase up to 1.2 million common shares (the "2018 Share Repurchase Program"). The 2018 Share Repurchase Program allowed us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans prior to the Conversion. Repurchases were at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. Subsequent to March 31, 2025, as a result of the Conversion, we are no longer able to utilize the 2018 Share Repurchase Program.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We were initially formed in August 2012 as a Maryland company and had historically specialized in acquiring, investing in, and managing residential mortgage- and real estate-related assets, while electing to be taxed as a REIT under the Code.
On March 29, 2024, our Board approved a strategic transformation (the "CLO Strategic Transformation") of our investment strategy to focus on corporate collateralized loan obligations ("CLOs"). In connection with the CLO Strategic Transformation, we revoked our election to be taxed as a REIT beginning with tax year 2024, rebranded as Ellington Credit Company, and operated as a taxable C-Corporation during the interim period from January 1, 2024 through March 31, 2025. As a taxable C-Corporation, we continued to conduct our operations so that neither we nor any of our subsidiaries were required to register as an investment company under the Investment Company Act of 1940, as amended (the "1940 Act"). This included holding a core portfolio of liquid Agency RMBS pools in order to maintain our exemption from the 1940 Act. During this period, we also sought to take advantage of our significant existing net operating loss carryforwards to offset the majority of our U.S. federal taxable income.
On April 1, 2025 (the "Conversion Date"), we converted to a Delaware closed-end fund registered under the 1940 Act that has applied and will elect to be treated as a regulated investment company (a "RIC") under the Internal Revenue Code of 1986, as amended (the "Code") (such actions, collectively, the "Conversion"). We obtained shareholder approval of certain matters related to the Conversion at a special meeting of shareholders held on January 17, 2025 (the "Special Meeting").
Our primary investment objectives are to generate attractive current yields and risk-adjusted total returns for our shareholders. We seek to achieve these objectives by acquiring and managing a portfolio of corporate CLOs, with an emphasis on CLO mezzanine debt and equity tranches, and related investments, and opportunistically mitigating its credit risk, foreign currency risk, and interest rate risk, by using a variety of hedging instruments.
Our acquisition and management decisions will depend on prevailing market conditions and our targeted asset classes may vary over time in response to market conditions. We are advised by an affiliate of Ellington, Ellington Credit Company Management LLC (the "Adviser").
We currently use leverage and to date have financed our assets exclusively through repurchase agreements, which we account for as collateralized borrowings. As of March 31, 2025, we had outstanding borrowings under repurchase agreements in the amount of $517.5 million with 13 counterparties; 87% of such borrowings were collateralized by Agency RMBS and 13% were collateralized by CLOs.
Following the Conversion, we liquidated our remaining mortgage-related assets, and we intend to operate so as to qualify to be taxed as a RIC under subchapter M of the Code moving forward. As a RIC, we generally do not have to pay corporate-level federal income tax on any net ordinary income or capital gain that we distribute to our stockholders as dividends if we meet certain source-of-income, distribution, and asset diversification requirements.
As of March 31, 2025, our book value per share was $6.08 as compared to $6.53 and $7.32 as of December 31, 2024 and 2023, respectively.
Trends and Recent Market Developments
Market Overview
Federal Reserve Policy
•After lowering its target range for the federal funds rate by a full percentage point to 4.25%–4.50% in the second half of 2024, the U.S. Federal Reserve (the "Federal Reserve") maintained that range at its January and March 2025 meetings. In its March announcement, the Federal Reserve noted that “uncertainty around the economic outlook has increased.”
•The Federal Reserve announced that it would further reduce the pace of its balance sheet contraction, beginning in April, by lowering the cap on portfolio runoff of U.S. Treasury securities from $25 billion to $5 billion, while maintaining the $35 billion cap on Agency RMBS runoff.
Tariff Policy
•During the first quarter of 2025, the administration announced a new round of tariffs, primarily on imports from China, Canada, and Mexico, along with additional tariffs on certain goods and sectors. The administration also announced plans for broad “reciprocal” tariffs aimed at matching the tariff rates that other countries impose on U.S. exports.

These announcements caused volatility to increase in financial markets, contributing to notable declines in major equity indices during the final weeks of the first quarter.
Interest Rates
•After rising sharply in the fourth quarter of 2024, interest rates declined significantly in the first quarter of 2025, with yields on the 2- and 10-year U.S. Treasury securities falling by 36 basis points quarter over quarter, ending at 3.88% and 4.21%, respectively. Meanwhile, interest rate volatility—as measured by the MOVE Index—declined in the early part of the quarter before reversing course and finishing slightly higher overall.
•Mortgage rates rose at the beginning of the first quarter of 2025, with the Freddie Mac survey 30-year mortgage rate increasing from 6.85% at the start of the year to 7.04% by mid-January. However, mortgage rates subsequently declined, with the 30-year mortgage rate falling to 6.65% by the end of the quarter.
•Secured Overnight Financing Rates (“SOFR”) were largely unchanged over the first quarter of 2025. The one-month SOFR rate declined by 1 basis point to 4.32%, while the three-month SOFR rate declined by 2 basis points to 4.29% at quarter end. SOFR rates drive many of our financing costs.
Housing and Economic Indicators
•Following a 3.9% increase in 2024, the S&P CoreLogic Case-Shiller US National Home Price NSA Index rose by 1.3% over the first three months of 2025. Meanwhile, the National Association of Realtors Housing Affordability Index increased by 2.3% during the first three months of 2025, reflecting a modest improvement in affordability with lower mortgage rates.
•The Mortgage Bankers Association’s Refinance Index, while still low by historical standards, rose by 80% quarter over quarter, indicating a pickup in refinancing activity amid slightly lower mortgage rates.
•Mortgage prepayment speeds also increased but remained low overall, with Fannie Mae 30-year MBS registering CPRs of 5.2 in January, 5.1 in February, and 6.6 in March.
•U.S. real GDP contracted at an estimated annualized rate of 0.3% in the first quarter of 2025, after growing by 2.4% in the prior quarter. Meanwhile, the unemployment rate edged higher, rising from 4.0% in January to 4.1% in February and 4.2% in March.
•Inflation, as measured by the 12-month change in the Consumer Price Index for All Urban Consumers (“CPI-U"), not seasonally adjusted, registered 3.0% in January, 2.8% in February, and 2.4% in March 2025. This compares to 12-month changes of 2.6% in October, 2.7% in November, and 2.9% in December 2024.
Fixed Income Performance
•For the first quarter of 2025, the Bloomberg U.S. MBS Index posted a positive return of 3.06% but a negative excess return (on a duration-adjusted basis) of (0.07%) relative to the Bloomberg U.S. Treasury Index.
•The Bloomberg U.S. Corporate Bond Index generated a positive return of 2.31% but a negative excess return of (0.85%), while the Bloomberg U.S. Corporate High Yield Bond Index generated a positive return of 1.00% but a negative excess return of (1.13%), for the first quarter of 2025. Corporate credit spreads widened during the quarter, with spreads on the Markit CDX North America Investment Grade and High Yield Indices rising by 65 and 12 basis points quarter-over-quarter, respectively.
Leveraged Loans and CLOs
•After reaching record highs in 2024, U.S. leveraged loan and CLO issuance remained strong in the first quarter of 2025. Including nearly $200 million in repricings, U.S leveraged loan issuance totaled $387 billion, according to PitchBook|LCD. Meanwhile, U.S. CLO issuance approached $133 billion, including $90 billion in refinancings and resets, according to BofA Global Research.
•After declining in 2024, default rates on U.S. leveraged loans declined further in the first quarter of 2025. According to Pitchbook|LCD, the twelve-month trailing default rate on the Morningstar LSTA Leveraged Loan Index decreased to 0.82% at quarter end, down from 0.91% at December 31st.
•Leveraged loan prices also moved lower, with the Morningstar LSTA US Leveraged Loan Index falling by $1.02 to $96.31 as of March 31st.
•European leveraged loans mirrored these trends, as default rates declined to 0.29% from 0.42% quarter over quarter. Prices also fell, with the Morningstar LSTA EU Leveraged Loan Index dropping by €0.38 to €97.63.

Equity Markets
•After strong gains in 2024, U.S. equity markets declined in the first quarter of 2025, with some indices recording their worst quarterly performance since 2022, driven largely by growing uncertainty around trade policy. In the first quarter, the NASDAQ fell by 10.4%, the S&P 500 fell by 4.6%, and the Dow Jones Industrial Average fell by 1.3%. In contrast, London's FTSE 100 index rose by 5.0%, while the MSCI World global equity index fell by 2.1%.
•Equity volatility rose during the first quarter of 2025, with the VIX spiking in mid-March amid heightened investor concerns.
Portfolio Overview and Outlook
Our CLO portfolio grew by 46% to $249.9 million as of March 31, 2025, from $171.1 million as of December 31, 2024, as we purchased additional CLOs in conjunction with the CLO Strategic Transformation. As of March 31, 2025, our CLO portfolio consisted of $164.4 million of CLO equity tranches, ($151.3 million dollar-denominated, $13.1 million non-dollar denominated) and $85.5 million of CLO notes, specifically mezzanine debt tranches ($64.0 million dollar-denominated, $21.5 million non-dollar denominated).
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
The size of our Agency RMBS holdings decreased slightly to $503.9 million as of March 31, 2025, compared to $512.3 million as of December 31, 2024. While we continued to hold a core portfolio of liquid Agency RMBS in order to maintain our exemption from the 1940 Act (prior to the Conversion), we substantially increased our net short TBA position, which by March 31st almost entirely offset our Agency RMBS holdings. Shortly after the Conversion, we sold our remaining Agency RMBS and liquidated our remaining TBA positions.
As of March 31, 2025, our mortgage-backed securities portfolio consisted of $503.9 million of fixed-rate Agency "specified pools," and a de minimis amount of Agency interest-only securities, or "Agency IOs." Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through government-sponsored refinancing programs, and mortgages with various other characteristics.
Our debt-to-equity ratio, adjusted for unsettled trades, decreased to 2.2:1 as of March 31, 2025, as compared to 2.9:1 as of December 31, 2024, driven by higher shareholders’ equity and the use of significantly less leverage in our Agency RMBS portfolio. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions. As of March 31, 2025, 87% of our borrowings were secured by Agency RMBS and 13% were secured by CLOs.
In addition to using short positions in TBAs, we also hedged our interest rate risk during the period using interest rate swaps, U.S. Treasury securities, and futures. At March 31, 2025, all of our interest rate hedges were in short TBA positions. We also maintained small credit hedge and foreign currency hedge portfolios during the period and at March 31, 2025.
As of March 31, 2025, we had cash and cash equivalents of $17.4 million, in addition to other unencumbered assets of $151.5 million. This compares to cash and cash equivalents of $31.8 million, and other unencumbered assets of $79.2 million, as of December 31, 2024.
CLO Performance
For the three-month period ended March 31, 2025, CLO markets started on a constructive note, supported by sustained demand for leveraged loans, improving fundamentals for corporate borrowers, and strong capital inflows into floating-rate leveraged loan funds as investors positioned for a “higher for longer” interest rate environment. However, volatility increased as the quarter progressed—particularly in March—driven by growing investor concerns over proposed tariffs and the associated risk of an economic slowdown. This heightened volatility, coupled with elevated CLO issuance throughout the quarter, negatively pressured CLO prices in both the U.S. and Europe.
U.S. leveraged loan prices declined in the first calendar quarter of 2025, largely due to a sharp drop in March driven by weakness in lower-quality loans, particularly those more sensitive to higher tariff rates. This decompression within the loan index weighed on CLO mezzanine tranches, particularly those with elevated exposure to riskier assets. Meanwhile, U.S. loan prepayment rates, though still high by historical standards, declined quarter over quarter, resulting in reduced deleveraging for seasoned CLOs which adversely impacted mezzanine tranches priced at discounts.

While lower quarter over quarter, prepayment activity remained brisk in January and February, which pressured U.S. CLO equity tranches as net interest margin compression continued. This occurred as many floating-rate loans, typically those with higher coupon spreads, were refinanced and replaced with lower-coupon spreads. While this refinancing activity also led to a quarter-over-quarter decline in CLO equity NAVs, which presented a headwind to CLO equity tranche valuations, it also should limit future refinancing opportunities—a potential tailwind for CLO equity. Furthermore, CLO equity tranches with exposure to lower-quality loans, particularly those with exposure to higher tariffs, also underperformed.
In Europe, declining leveraged loan prices also pressured credit spreads, though European CLOs outperformed their U.S. counterparts, supported by rising prepayment rates which boosted deal deleveraging, and relatively low default rates.
Against this backdrop, our CLO strategy generated negative results for the three-month period ended March 31, 2025, with mark-to-market losses exceeding net interest income and modest gains on our credit hedges.
Agency Performance
Agency RMBS yield spreads tightened in January and February, before reversing course and widening in March, driven in part by rising volatility related to uncertain tariff policies. For the three-month period ended March 31, 2025, the U.S. Agency MBS Index generated a negative excess return of (0.07%).
Our Agency portfolio generated positive results during each month of the period, with net gains on Agency RMBS exceeding net losses on interest rate hedges for January and February, and net gains on short TBA positions exceeding net losses on Agency RMBS in March.
Average pay-ups on our specified pool portfolio increased to 0.23% as of March 31, 2025, as compared to 0.20% as of December 31, 2024.
Our net mortgage assets-to-equity ratio—which we define as the net aggregate market value of our mortgage-backed securities (including the underlying market values of our long and short TBA positions) divided by total shareholders' equity —declined as we substantially increased our net short TBA position, which at period end almost entirely offset our Agency RMBS holdings. The following table summarizes our net mortgage assets-to-equity ratio and provides additional details, for the last five quarters, to illustrate this fluctuation.

	Notional Amount of Long TBAs	Notional Amount of Short TBAs	Fair Value of MBS	Net Long (Short) TBA Underlying Market Value(1)	Net Mortgage Assets-to-Equity Ratio
($ In thousands)
March 31, 2025	$—	$(519,616)	$503,894	$(502,941)	0.0:1
December 31, 2024	61,190	(69,156)	512,309	(15,175)	2.6:1
September 30, 2024	320,168	(201,374)	473,464	101,202	3.0:1
June 30, 2024	216,728	(173,074)	551,248	29,242	4.0:1
March 31, 2024	66,220	(66,830)	766,954	(3)	5.4:1
(1)Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended March 31, 2025, December 31, 2024, September 30, 2024, June 30, 2024, and March 31, 2024.

	Three-Month Period Ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Three-Month Constant Prepayment Rates(1)	7.2	9.5	7.5	6.7	5.2
(1)Excludes recent purchases of fixed rate Agency specified pools with no prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of March 31, 2025 and December 31, 2024.

		March 31, 2025				December 31, 2024
	Coupon (%)	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Weighted Average Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Weighted Average Coupon
		(In thousands)				(In thousands)
Fixed-rate Agency RMBS:
30-year fixed-rate mortgages:
	2.50–2.99	$24,459	$20,375	40	2.50%	$25,728	$20,980	37	2.50%
	3.50–3.99	55,108	49,701	35	3.50%	55,966	49,505	32	3.50%
	4.00–4.49	58,097	54,157	27	4.00%	93,905	85,833	15	4.00%
	4.50–4.99	54,574	52,262	17	4.50%	55,755	52,504	14	4.50%
	5.00–5.49	106,267	104,274	19	5.00%	96,309	93,163	24	5.00%
	5.50–5.99	136,559	136,756	16	5.50%	94,550	93,457	12	5.50%
	6.00–6.49	36,409	37,098	9	6.00%	45,589	45,954	9	6.00%
	6.50–6.99	47,636	49,269	14	6.50%	69,146	70,911	12	6.50%
Total 30-year fixed-rate mortgages		519,109	503,892	20	4.90%	536,948	512,307	18	4.86%
Total fixed-rate Agency RMBS		$519,109	$503,892	20	4.90%	$536,948	$512,307	18	4.86%
For the three-month period ended March 31, 2025, we had total net unrealized gains on our Agency securities of $8.7 million, or $0.25 per share, and net realized losses of $(1.1) million, or $(0.03) per share.
For the three-month period ended March 31, 2025, we continued to hedge interest rate risk through the use of interest rate swaps and short positions in TBAs, U.S. Treasury securities, and futures. At March 31, 2025, all of our interest rate hedges were in short TBA positions, and we had no long TBA positions. We had total net realized and unrealized losses of $(5.5) million, or $(0.16) per share, on our interest rate hedging portfolio, driven by the decrease in interest rates during the period. These gains exclude net realized and unrealized losses of $(0.4) million, or $(0.01) per share, on our long TBAs held for investment.
The relative makeup of our interest rate hedging portfolio can change materially from period to period. As of March 31, 2025, we also maintained modest credit and foreign currency hedge portfolios.
After giving effect to dividends declared during the three-month period ended March 31, 2025 of $0.24 per share, our book value per share decreased to $6.08 as of March 31, 2025, from $6.53 as of December 31, 2024, and we had an economic return of (3.2%) for the three-month period ended March 31, 2025. Economic return for a period is computed by adding back dividends declared during the period to ending book value per share, and comparing that amount to book value per share as of the beginning of the period.
Financing
For the three-month periods ended March 31, 2025 and December 31, 2024, our average repo borrowing cost was 4.66% and 5.04%, respectively, driven by the decline in short-term interest rates period over period, partially offset by the growth of our CLO portfolio, which has higher borrowing costs compared to Agency RMBS. As of March 31, 2025 and December 31, 2024, the weighted average borrowing rate on our repurchase agreements was 4.56% and 4.81%, respectively.
While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as banks, are active in providing repo financing. Most of our outstanding repo financing is still provided by banks and bank affiliates; however, we have also entered into repo agreements with non-bank dealers.
Our debt-to-equity ratio was 2.3:1 as of March 31, 2025, as compared to 2.9:1 as of December 31, 2024. Adjusted for unsettled trades, our debt-to equity ratio was 2.2:1 as of March 31, 2025, as compared to 2.9:1 as of December 31, 2024. The decline was driven by higher shareholders' equity and use of significantly less l everage in our Agency RMBS portfolio. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
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
The preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our critical accounting estimates are those which require assumptions to be made about matters that are highly uncertain. Actual results could differ from those estimates and such differences could have a material impact on our financial condition and/or results of operations. We believe that all of the decisions and assessments upon which our consolidated financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on the experience of our Adviser and Ellington and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 of the notes to our consolidated financial statements for a complete discussion of our significant accounting policies. We have identified our most critical accounting estimates to be the following:
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
The determination of estimated fair value of those of our financial instruments that are not traded in an active market requires the use of both macroeconomic and microeconomic assumptions and/or inputs, which are generally based on current market and economic conditions. Changes in market and/or economic conditions could have a significant adverse effect on the estimated fair value of our financial instruments. Changes to assumptions, including assumed market yields, may significantly impact the estimated fair value of our investments. Our valuations are sensitive to changes in interest rates; see the interest rate sensitivity analysis included in Item 3. Quantitative and Qualitative Disclosures about Market Risk in this Transition Report on Form 10-K for further information.
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
The effective yield on our debt securities that are deemed to be of high credit quality (including Agency RMBS, exclusive of interest only securities) can be significantly impacted by our estimate of future prepayments. Future prepayment rates are difficult to predict. We estimate prepayment rates over the remaining life of our securities using models that generally incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, and other factors. We compare estimated prepayments to actual prepayments on a quarterly basis, and effective yields are recalculated retroactive to the time of purchase. When differences arise between our previously calculated effective yields and our current calculated effective yields, a catch-up adjustment, or "Catch-up Amortization Adjustment," is made to interest income to reflect the cumulative impact of the changes in effective yields. For the three-month periods ended March 31, 2025 and 2024, we recognized a Catch-up Amortization Adjustment of $(0.2) million and $(0.9) million, respectively. The Catch-up Amortization Adjustment is reflected as an increase (decrease) to interest income on the Consolidated Statement of Operations. Our accretion of discounts and amortization of premiums on securities for U.S. federal and other tax purposes is likely to differ from the accounting treatment under U.S. GAAP of these items as described above. See Note 2 of the notes to our consolidated financial statements for more information on the assumptions and methods that we use to amortize purchase premiums and accrete purchase discounts.
Income Taxes: We revoked our REIT election beginning with tax year 2024 and operated as a taxable C-Corporation through March 31, 2025. During this period, we were subject to U.S. federal, state, and local income tax. We may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions, we might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. See Note 2 to our consolidated financial statements for additional details on income taxes.
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
Investment portfolio
The following tables summarize our securities portfolio as of March 31, 2025 and December 31, 2024 and 2023:

	March 31, 2025
($ In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Credit Portfolio:
Dollar Denominated:
CLOs
CLO Notes	$74,818	$63,998	$85.54	$68,402	$91.42
CLO Equity	n/a	151,323	n/a	167,649	n/a
Total Dollar Denominated CLOs		215,321		236,051
Corporate Debt	1,814	434	23.93	397	21.89
Corporate Equity	n/a	56	n/a	76	n/a
Total Dollar Denominated Credit		215,811		236,524
Non-Dollar Denominated:
CLOs
CLO Notes	22,479	21,450	95.42	21,405	95.22
CLO Equity	n/a	13,086	n/a	13,962	n/a
Total non-Dollar Denominated CLOs		34,536		35,367
Total Credit		250,347		271,891
Agency Portfolio:
Dollar Denominated:
Agency RMBS(2)
30-year fixed-rate mortgages	519,109	503,892	97.07	502,508	96.80
Total Agency RMBS	519,109	503,892	97.07	502,508	96.80
Agency IOs	n/a	2	n/a	2	n/a
Total Agency		503,894		502,510
Total		$754,241		$774,401
(1)Expressed as a percentage of the current principal balance.
(2)Excludes IOs.

	December 31, 2024					December 31, 2023
($ In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Credit Portfolio:
Dollar Denominated:
CLOs
CLO Notes	$65,954	$55,157	$83.63	$55,363	$83.94	$16,876	$14,491	$85.87	$14,441	$85.57
CLO Equity	n/a	91,832	n/a	97,267	n/a	n/a	2,926	n/a	2,947	n/a
Total Dollar Denominated CLOs		146,989		152,630			17,417		17,388
Corporate Debt	1,787	428	23.95	398	22.27	—	—	—	—	—
Corporate Equity	n/a	56	n/a	75	n/a	n/a	—	n/a	—	n/a
Non-Agency RMBS(2)	—	—	—	—	—	9,953	9,409	94.53	8,189	82.28
Non-Agency IOs	n/a	—	n/a	—	n/a	n/a	11,310	n/a	8,700	n/a
Total Dollar Denominated Credit		147,473		153,103			38,136		34,277
Non-Dollar Denominated:
CLOs
CLO Notes	17,368	16,835	96.93	17,219	99.14	—	—	—	—	—
CLO Equity	n/a	7,298	n/a	7,995	n/a	n/a	—	n/a	—	n/a
Total non-Dollar Denominated CLOs		24,133		25,214			—		—
Total Credit		171,606		178,317			38,136		34,277
Agency Portfolio:
Dollar Denominated:
Agency RMBS(2)
15-year fixed-rate mortgages	—	—	—	—	—	28,647	27,847	97.21	28,765	100.41
20-year fixed-rate mortgages	—	—	—	—	—	8,524	7,863	92.25	9,033	105.97
30-year fixed-rate mortgages	536,948	512,307	95.41	519,628	96.77	697,510	670,294	96.10	682,379	97.83
ARMs	—	—	—	—	—	7,127	7,119	99.89	8,060	113.09
Reverse mortgages	—	—	—	—	—	14,406	14,874	103.25	16,589	115.15
Total Agency RMBS	536,948	512,307	95.41	519,628	96.77	756,214	727,997	96.27	744,826	98.49
Agency IOs	n/a	2	n/a	2	n/a	n/a	7,415	n/a	6,607	n/a
Total Agency		512,309		519,630			735,412		751,433
Dollar Denominated:
U.S. Treasury securities sold short	(23,603)	(22,578)	95.66	(22,962)	97.28	—	—	—	—	—
Reverse repurchase agreements	23,000	23,000	100.00	23,000	100.00	—	—	—	—	—
Total, net		$684,337		$697,985			$773,548		$785,710
(1)Expressed as a percentage of the current principal balance.
(2)Excludes IOs.
As of March 31, 2025, 81% of our invested capital, calculated based on risk capital, was allocated to corporate CLOs and 19% was allocated to mortgage-related securities. Substantially all of our mortgage-related securities are Agency RMBS, which include investments in Agency pools.
Our most prevalent method of financing RMBS and CLOs is through short-term repos, which generally have maturities of 364 days or less. The weighted average lives of the RMBS and CLOs that we own are generally much longer. Consequently, the weighted average term of our repurchase agreement financings will almost always be substantially shorter than the expected average maturity of our RMBS and CLOs. This mismatch in maturities, together with the uncertainty of prepayments on the underlying mortgage or corporate loans, and other potential changes in the timing and/or amount of cash flows, creates the risk that changes in interest rates will cause our financing costs with respect to our RMBS and CLOs to increase relative to the income on these assets over the term of our investments. In addition, changes in the fair value of our RMBS and CLO investments, whether as a result of changes in market conditions, prepayments, or other factors, may trigger changes in margin requirements, in which counterparties to our repurchase agreements may require us to post additional collateral to re-establish the agreed-upon collateralization requirements.
Financial Derivatives
The following table summarizes our portfolio of financial derivative holdings as of March 31, 2025 and December 31, 2024 and 2023:

(In thousands)	March 31, 2025	December 31, 2024	December 31, 2023
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$—	$—	$654
TBA securities sale contracts	138	592	—
Fixed payer interest rate swaps	181	39,125	67,719
Fixed receiver interest rate swaps	—	1,192	3,622
Futures	157	170	2,284
Credit default swaps	—	705	—
Forwards	—	83	—
Total financial derivatives–assets, at fair value	476	41,867	74,279
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	—	(1,363)	(13)
TBA securities sale contracts	(282)	—	(1,863)
Fixed payer interest rate swaps	—	(1,401)	(4,182)
Fixed receiver interest rate swaps	(187)	(194)	(576)
Futures	—	(811)	(63)
Credit default swaps	(488)	(1,912)	(632)
Total financial derivatives–liabilities, at fair value	(957)	(5,681)	(7,329)
Total	$(481)	$36,186	$66,950
Pursuant to our hedging program prior to Conversion, we engage in a variety of interest rate hedging activities that are designed to reduce the interest rate risk with respect to the liabilities incurred to acquire or hold RMBS. These interest rate hedges generally seek to reduce the interest rate sensitivity of our liabilities or, in other words, reduce the volatility of our financing cost over time attributable to interest rate changes. Our interest rate hedging transactions may include:
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
CLOs, on the other hand, generally have less interest rate risk than fixed-rate RMBS, because they are primarily backed by floating-rate loans. As a result, we had no interest rate hedges in place with respect to our CLO portfolio as of March 31, 2025.
Credit Risk Hedging
We opportunistically enter into short credit positions using derivative instruments to protect against adverse credit events and/or credit spread widening risk with respect to our CLOs, or other assets. The derivative instruments that we use for credit hedging purposes may include contracts referencing the secured or unsecured debt or equity of certain corporations, as well as contracts referencing indices comprised of corporate debt and equity. We may also utilize tranches or option contracts on corporate credit or equity indices, as well as contracts referencing various MBS indices and other derivative instruments. Currently, our credit hedges consist of CDS on corporate bond indices, although there are periods of time where we have no credit hedges in place.
The composition and relative mix of our hedging instruments may vary from period to period given the amount of our liabilities outstanding or anticipated to be entered into, the overall market environment and our view as to which instruments best enable us to execute our hedging goals. As of March 31, 2025, we held a modest credit hedge portfolio.
Foreign Currency Hedging
To the extent that we hold instruments denominated in currencies other than U.S. dollars, we may enter into transactions to offset the potential adverse effects of changes in currency exchange rates. In particular, we may use currency forward contracts and other currency-related derivatives to mitigate this risk. As of March 31, 2025, we maintained foreign currency hedges in connection with our European CLO holdings.
Leverage
The following table summarizes our outstanding liabilities under repurchase agreements as of March 31, 2025 and December 31, 2024. We had no other borrowings outstanding.

	March 31, 2025			December 31, 2024			December 31, 2023
		Weighted Average			Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
	(In thousands)			(In thousands)
30 days or less	$486,568	4.55%	9	$538,614	4.78%	15	$713,678	5.56%	17
31-60 days	30,970	4.84	45	24,360	5.57	43	6,131	6.69	46
61-90 days	—	—	—	—	—	—	9,734	6.47	67
Total	$517,538	4.56%	11	$562,974	4.81%	16	$729,543	5.58%	17
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of March 31, 2025 and December 31, 2024 and 2023, our total debt-to-equity ratio was 2.3:1, 2.9:1, and 5.4:1, respectively. Collateral transferred with respect to our outstanding repo borrowings, including net cash collateral posted or (received), had an aggregate fair value of $0.6 billion as of both March 31, 2025 and December 31, 2024 and $0.8 billion as of December 31, 2023. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets conditions, and the timing of security purchase and sale transactions.
Shareholders' Equity
As of March 31, 2025, our shareholders' equity increased to $228.5 million from $193.7 million as of December 31, 2024. This increase principally consisted of net proceeds from the issuance of shares of $52.1 million partially offset by dividends declared of $8.7 million, a net loss of $(7.9) million, and share repurchases of $1.0 million. As of March 31, 2025, our book value per share was $6.08, as compared to $6.53 as of December 31, 2024.

Results of Operations
Results of Operations for the Three-Month Periods Ended March 31, 2025 and 2024
The following table summarizes our results of operations for the three-month periods ended March 31, 2025 and 2024:

	Three-Month Period Ended
(In thousands except for per share amounts)	March 31, 2025	March 31, 2024
Interest Income (Expense)
Interest income	$15,462	$10,379
Interest expense	(6,215)	(10,100)
Net interest income (expense)	9,247	279
Expenses
Management fees to affiliate	860	538
Other operating expenses	1,722	1,089
Total expenses	2,582	1,627
Other Income (Loss)
Net realized and change in net unrealized gains (losses) on securities	(7,649)	(8,063)
Net realized and change in net unrealized gains (losses) on financial derivatives	(7,920)	13,675
Other, net	1,028	—
Total Other Income (Loss)	(14,541)	5,612
Net Income (Loss) before income taxes	(7,876)	4,264
Income tax expense (benefit)	(6)	303
Net Income (Loss)	$(7,870)	$3,961
Net Income (Loss) Per Common Share	$(0.23)	$0.20
Net Income (Loss)
Net income (loss) for the three-month period ended March 31, 2025 was $(7.9) million, as compared to $4.0 million for the three-month period ended March 31, 2024. The period-over-period change in our results of operations was primarily due to total other loss and in increase in total expenses in the current period, as compared to total other income in the prior period, partially offset by an increase in net interest income.
Interest Income
Our portfolio as of March 31, 2025 consisted of credit investments, primarily CLOs, and Agency RMBS. As of March 31, 2024, our portfolio consisted primarily of Agency RMBS, with credit investments including CLOs and non-Agency RMBS. Before interest expense, we earned approximately $14.7 million and $9.2 million in interest income on these securities for the three-month periods ended March 31, 2025 and 2024, respectively. The period-over-period increase in interest income was driven by higher asset yields in both our Agency and credit portfolios, along with higher average holdings in our credit portfolio which have a significantly higher yield relative to our Agency portfolio.
The Catch-up Amortization Adjustment causes variability in our interest income and portfolio yields. For the three-month periods ended March 31, 2025 and 2024, we had a negative Catch-up Amortization Adjustments of approximately $(0.2) million and $(0.9) million, respectively, which decreased interest income. Excluding the Catch-up Amortization Adjustments, the weighted average yield of our overall portfolio was 8.58% and 5.20% for the three-month periods ended March 31, 2025 and 2024, respectively.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended March 31, 2025 and 2024:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended March 31, 2025	$8,353	$201,810	16.56%	$6,329	$491,511	5.15%	$14,682	$693,321	8.47%
Three-month period ended March 31, 2024	$1,808	$44,071	16.41%	$7,403	$732,617	4.04%	$9,211	$776,688	4.74%

(1)Amounts exclude interest income on cash and cash equivalents (including when posted as margin), long U.S. Treasury securities, and reverse repurchase agreements.
Interest Expense
For the three-month periods ended March 31, 2025 and 2024, the majority of interest expense that we incurred was related to our repo borrowings, which we use to finance our assets. We also incur interest expense in connection with our short positions in U.S. Treasury securities as well as on our counterparties' cash collateral held by us. Our total interest expense for the three-month periods ended March 31, 2025 and 2024 was $6.2 million and $10.1 million, respectively, which primarily consisted of interest expense on our repo borrowings. The period-over-period decrease in total interest expense primarily resulted from lower overall borrowings driven by growth of the CLO portfolio, which carries significantly less leverage compared to Agency RMBS, and lower financing costs stemming from the decline in short-term interest rates.
The following table(1) provides details of our borrowings under repurchase agreements for the three-month periods ended March 31, 2025 and 2024:

	Three-Month Period Ended March 31, 2025			Three-Month Period Ended March 31, 2024
	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average Borrowed Funds	Interest Expense	Average Cost of Funds
($ In thousands)
Repurchase Agreements:
Credit:
CLO	$61,651	$826	5.43%	$3,940	$67	6.84%
Non-Agency RMBS	—	—	—%	10,535	178	6.80%
Total Credit	61,651	826	5.43%	14,475	245	6.81%
Agency RMBS	438,696	4,936	4.56%	655,270	9,092	5.58%
Subtotal	500,347	5,762	4.67%	669,745	9,337	5.61%
U.S. Treasury securities	30,475	338	4.50%	5,481	72	5.30%
Total	$530,822	$6,100	4.66%	$675,226	$9,409	5.60%
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

The following table details the components of our adjusted cost of funds(1) for the three-month periods ended March 31, 2025 and 2024:

	Three-Month Period Ended March 31, 2025			Three-Month Period Ended March 31, 2024
($ In thousands)	Average Borrowed Funds(2)	Interest Expense (Benefit)	Average Cost of Funds	Average Borrowed Funds(2)	Interest Expense (Benefit)	Average Cost of Funds
Repurchase Agreements:
Credit:
CLO	$61,651	$826	5.43%	$3,940	$67	6.84%
Non-Agency RMBS	—	—	—%	10,535	178	6.80%
Total Credit	61,651	826	5.43%	14,475	245	6.81%
Agency RMBS	438,696	4,936	4.56%	655,270	9,092	5.58%
Subtotal(3)	500,347	5,762	4.67%	669,745	9,337	5.61%
Adjustments:
Net interest (income) expense related to U.S. Treasury securities(4)		38	0.03%		(21)	(0.01)%
Net periodic expense (benefit) paid or payable on interest rate swaps		(1,721)	(1.39)%		(5,701)	(3.43)%
Total Adjusted Cost of Funds	$500,347	$4,079	3.31%	$669,745	$3,615	2.17%
(1)This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs, swaptions, and futures.
(2)Excludes average borrowed funds related to repurchase agreements collateralized by U.S. Treasury securities.
(3)Excludes U.S. Treasury securities.
(4)Includes interest expense from repurchase agreements collateralized by U.S. Treasury securities and from positions in short U.S. Treasury securities and interest income from reverse repurchase agreements collateralized by U.S. Treasury securities and from positions in long U.S. Treasury securities.
For the three-month period ended March 31, 2025, the weighted average yield on our Agency RMBS and credit portfolios excluding the impact of the Catch-up Amortization Adjustment was 8.58%, while our total adjusted average cost of funds, including interest rate swaps and net short U.S. Treasury securities, was 3.31%, resulting in a net interest margin of 5.27%. By comparison, for the three-month period ended March 31, 2024, the weighted average yield of our portfolio of Agency and credit portfolios excluding the impact of the Catch-up Amortization Adjustment was 5.20%, while our total adjusted average cost of funds, including interest rate swaps and net short U.S. Treasury securities, was 2.17%, resulting in a net interest margin of 3.03%.
Management Fees
For the three-month periods ended March 31, 2025 and 2024, our management fee expense was approximately $0.9 million and $0.5 million, respectively. Management fees are calculated based on our shareholders' equity at the end of each quarter. The increase in the management fee period over period was driven by higher shareholders' equity as of March 31, 2025.
Other Operating Expenses
Other operating expenses, as presented above, includes professional fees, compensation expense, insurance expense, and various other operating expenses included on the Consolidated Statement of Operations incurred in connection with the operation of our business. For the three-month periods ended March 31, 2025 and 2024, our other operating expenses were approximately $1.7 million and $1.1 million, respectively. The increase in other operating expenses for the three-month period ended March 31, 2025 was primarily due to increases in professional fees, compensation expense, and other operating expenses related to the CLO Strategic Transformation.
Other Income (Loss)
Other income (loss) consists of net realized and net change in unrealized gains (losses) on securities and financial derivatives. For the three-month period ended March 31, 2025, Other income (loss) was $(14.5) million, consisting primarily of net realized and unrealized losses of $(7.9) million on our financial derivatives and $(7.6) million on our securities. Net realized and unrealized losses of $(7.9) million on our financial derivatives consisted of net realized and unrealized losses of $(8.9) million on our TBAs, $(0.5) million on our Euro FX futures, and $(0.4) million on our forwards, partially offset by net realized and unrealized gains of $1.3 million on our interest rate swaps, $0.5 million on our U.S. Treasury futures, and $0.1 million on our credit default swaps. The net loss on our financial derivatives was primarily the result of falling interest rates during the period. Net realized and unrealized losses of $(7.6) million on our securities consisted primarily of net realized and unrealized losses of $(16.4) million on our corporate CLOs, partially offset by net realized and unrealized gains $7.6 million on our Agency RMBS and $1.2 million on U.S. Treasury securities.
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
Income Tax Expense (Benefit)
We revoked our election to be taxed as a REIT, effective January 1, 2024, and operated as a taxable C-Corporation until the Conversion Date. We plan to use our existing net operating loss carryforwards (“NOLs”) to offset a majority of our U.S. federal taxable income recognized while we operated as a taxable C-Corporation; to the extent that those NOLs are unable to offset any portion of our taxable income, such portion is subject to the typical corporate federal and state income tax rates.
For the three-month periods ended March 31, 2025 and 2024, our income tax expense (benefit) was $(6) thousand and $0.3 million, respectively.
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
In setting our dividends, our Board considers our earnings, liquidity, financial condition, distribution requirements, and financial covenants, along with other factors that the Board may deem relevant from time to time.

The following table reconciles, for the three-month periods ended March 31, 2025 and 2024, Adjusted Distributable Earnings to the line on the Consolidated Statement of Operations entitled Net Income (Loss), which we believe is the most directly comparable U.S. GAAP measure:

	Three-Month Period Ended
(In thousands except for share amounts and per share amounts)	March 31, 2025	March 31, 2024
Net Income (Loss)	$(7,870)	$3,961
Income tax expense (benefit)	(6)	303
Net Income (Loss) before income taxes	$(7,876)	$4,264
Adjustments:
Net realized (gains) losses on securities	(377)	9,823
Change in net unrealized (gains) losses on securities	8,026	(1,760)
Net realized (gains) losses on financial derivatives	(17,594)	(3,459)
Change in net unrealized (gains) losses on financial derivatives	25,514	(10,216)
Net realized gains (losses) on periodic settlements of interest rate swaps	8,060	5,812
Change in net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	(6,340)	(111)
Strategic Transformation costs and other adjustments(1)	(643)	75
Negative (positive) component of interest income represented by Catch-up Amortization Adjustment	183	884
Subtotal	16,829	1,048
Adjusted Distributable Earnings	$8,953	$5,312
Weighted Average Shares Outstanding	34,811,555	19,548,408
Adjusted Distributable Earnings Per Share	$0.26	$0.27
(1)For the three-month period ended March 31, 2025, includes $(0.9) million of net realized and unrealized (gains) losses on foreign currency translation, which is included in Other, net on the Consolidated Statement of Operations and $0.3 million of expenses incurred primarily in connection with our strategic transformation. For the three-month period ended March 31, 2024, includes $0.1 million, respectively, of expenses incurred primarily in connection with our strategic transformation.
Results of Operations for the Years Ended December 31, 2024 and 2023
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

The following table(1) provides details of our borrowings under repurchase agreements for the years ended December 31, 2024 and 2023:

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
As of March 31, 2025 and December 31, 2024 and 2023, we had $517.5 million, $563.0 million, and $729.5 million outstanding under our repurchase agreements, respectively. As of March 31, 2025, our outstanding repurchase agreements were with 13 counterparties.
The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of March 31, 2025 and December 31,

2024 and 2023, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 9.4%, 9.5% and 5.7%, respectively.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repurchase agreements for the past twelve quarters.

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
March 31, 2025	$517,538	$530,822	$517,538
December 31, 2024	562,974	522,275	562,974
September 30, 2024	486,921	526,138	542,365
June 30, 2024(1)	578,503	687,433	700,152
March 31, 2024	683,171	675,226	683,171
December 31, 2023	729,543	781,615	787,217
September 30, 2023	811,180	877,620	900,511
June 30, 2023	875,030	880,957	883,043
March 31, 2023	875,670	876,846	897,629
December 31, 2022	842,455	899,752	881,401
September 30, 2022	938,046	928,942	940,321
June 30, 2022	950,339	1,070,229	1,087,826
(1)During this quarter, our borrowings decreased as we continued to transition our portfolio, in connection with our strategic transformation, out of highly leveraged positions such as Agency RMBS to a higher concentration of CLOs, which are typically leveraged at lower levels.
As of March 31, 2025, we had an aggregate amount at risk under our repurchase agreements with 14 counterparties of $49.6 million. As of December 31, 2024, we had an aggregate amount at risk under our repurchase agreements with 18 counterparties of $55.7 million. As of December 31, 2023, we had an aggregate amount at risk under our repurchase agreements with 19 counterparties of $50.1 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. If the amounts outstanding under repurchase agreements with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk under our repurchase agreements as of March 31, 2025 and December 31, 2024 and 2023, does not include $3.3 million, $3.1 million, and $0.5 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of March 31, 2025, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with two counterparties of approximately $3.3 million. As of December 31, 2024, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with three counterparties of approximately $31.3 million. As of December 31, 2023, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with three counterparties of approximately $47.1 million. Additionally, we had $0.5 million, $17.1 million, and $21.1 million of initial margin for cleared OTC derivatives received from central clearinghouses as of March 31, 2025 and December 31, 2024 and 2023, respectively. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
Prior to the Conversion we would purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of March 31, 2025, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with one counterparty of approximately $2 thousand. As of December 31, 2024, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with six counterparties of approximately $1.2 million. As of December 31, 2023, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $1.7 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling contracts plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty. Shortly after the Conversion, we sold our remaining Agency RMBS and liquidated our remaining TBA positions.
As of March 31, 2025 and December 31, 2024 and 2023, we had cash and cash equivalents of $17.4 million, $31.8 million, and $38.5 million, respectively.
The timing and frequency of distributions will be determined by our Board based upon a variety of factors deemed relevant by our trustees, including restrictions under applicable law and our capital requirements. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board. The following table sets forth the dividend distributions authorized by our Board for the periods indicated below:
Three-Month Period Ended March 31, 2025:

Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
	(In thousands)
$0.08	$3,005	March 7, 2025	March 31, 2025	April 25, 2025
0.08	2,977	February 10, 2025	February 28, 2025	March 25, 2025
0.08	2,733	January 8, 2025	January 31, 2025	February 25, 2025
Year Ended December 31, 2024:

Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
	(In thousands)
$0.08	$2,372	December 6, 2024	December 31, 2024	January 27, 2025
0.08	2,304	November 7, 2024	November 29, 2024	December 26, 2024
0.08	2,304	October 7, 2024	October 31, 2024	November 25, 2024
0.08	2,237	September 9, 2024	September 30, 2024	October 25, 2024
0.08	2,160	August 7, 2024	August 30, 2024	September 25, 2024
0.08	2,026	July 8, 2024	July 31, 2024	August 26, 2024
0.08	1,691	June 10, 2024	June 28, 2024	July 25, 2024
0.08	1,638	May 7, 2024	May 31, 2024	June 25, 2024
0.08	1,610	April 8, 2024	April 30, 2024	May 28, 2024
0.08	1,586	March 7, 2024	March 29, 2024	April 25, 2024
0.08	1,586	February 7, 2024	February 29, 2024	March 25, 2024
0.08	1,585	January 8, 2024	January 31, 2024	February 26, 2024

Year Ended December 31, 2023:

Dividend Per Share	Dividend Amount	Declaration Date	Record Date	Payment Date
	(In thousands)
$0.08	$1,488	December 7, 2023	December 29, 2023	January 25, 2024
0.08	1,332	November 7, 2023	November 30, 2023	December 26, 2023
0.08	1,307	October 6, 2023	October 31, 2023	November 27, 2023
0.08	1,270	September 7, 2023	September 29, 2023	October 25, 2023
0.08	1,258	August 7, 2023	August 31, 2023	September 25, 2023
0.08	1,209	July 10, 2023	July 31, 2023	August 25, 2023
0.08	1,150	June 7, 2023	June 30, 2023	July 25, 2023
0.08	1,115	May 8, 2023	May 31, 2023	June 26, 2023
0.08	1,106	April 10, 2023	April 28, 2023	May 25, 2023
0.08	1,106	March 7, 2023	March 31, 2023	April 25, 2023
0.08	1,103	February 7, 2023	February 28, 2023	March 27, 2023
0.08	1,096	January 9, 2023	January 31, 2023	February 27, 2023
On April 3, 2025, the Board approved a monthly dividend in the amount of $0.08 per share payable on May 27, 2025 to shareholders of record as of April 30, 2025.
On May 7, 2025, the Board approved a monthly dividend in the amount of $0.08 per share payable on June 30, 2025 to shareholders of record as of May 30, 2025.
On June 9, 2025, the Board approved a monthly dividend in the amount of $0.08 per share payable on July 31, 2025 to shareholders of record as of June 30, 2025.
At those times when cash flows from our operating activities are insufficient to fund our dividend payments, we fund such dividend payments through cash flows from our investing and/or financing activities, and in some cases from additional cash on hand. The following paragraphs summarize our cash flows for the three-month periods ended March 31, 2025 and 2024 and years ended December 31, 2024 and 2023.
For the three-month period ended March 31, 2025, our operating activities provided net cash of $9.2 million and our investing activities used net cash of $27.1 million. Our repo activity used to finance our purchase of securities (including repayments, in conjunction with the sales of securities, of amounts borrowed under our repurchase agreements as well as collateral posted in connection with our repo activity) used net cash of $39.7 million. Thus our operating and investing activities, when combined with such net financing activities, used net cash of $57.7 million. We also received proceeds from the issuance of common shares, net of commissions and offering costs paid of $52.3 million and we used $1.0 million to repurchase our common shares and $8.1 million to pay dividends. As a result of these activities, there was a decrease in our holdings of cash and cash equivalents of $14.5 million, from $31.8 million as of December 31, 2024 to $17.4 million as of March 31, 2025.
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
On November 14, 2023, we implemented an “at the market” offering ("ATM") program (the "2023 ATM program), by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell up to $100.0 million of common shares from time to time. On January 13, 2025 and February 11, 2025, the Company amended the equity distribution agreements (collectively the "EDA Amendments") with each of the sales agents. The EDA Amendments authorize the Company to offer and sell up to $90.0 million of common stock from time to time (the "2025 Common ATM Program"); the 2023 ATM Program and 2025 ATM Program are collectively referred to as the "ATM Programs." During the three-month period ended March 31, 2025, we issued 8,075,118 common shares which provided $52.1 million of net proceeds after $0.4 million of commissions and $0.1 million of offering costs. During the year ended December 31, 2024, we issued 10,964,023 common shares which provided $73.6 million of net proceeds after $0.6 million of commissions and $0.5 million of offering costs. During the year ended December 31, 2023, the Company issued 5,183,037 common shares, which provided $33.6 million of net proceeds after $0.7 million of commissions and offering costs. As of March 31, 2025, we had $48.5 million of common shares available to be issued under the 2023 ATM program. Subsequent to the Conversion, we are no longer able to utilize the 2023 ATM program.
On June 13, 2018, our Board approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.2 million common shares (the "2018 Share Repurchase Program"). The 2018 Share Repurchase Program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. During the three-month period ended March 31, 2025, we repurchased 167,476 common shares at an average price per share of $5.84 and a total cost of $1.0 million. We did not repurchase any shares under this program during the three-month period ended March 31, 2024. Subsequent to the Conversion, we are no longer able to utilize the 2018 Share Repurchase Program.
Based on our current portfolio, amount of free cash on hand, debt-to-equity ratio and current and anticipated availability of credit, we believe that our capital resources will be sufficient to enable us to meet anticipated short-term and long-term liquidity requirements.
Contractual Obligations and Commitments
We are a party to an advisory agreement with the Adviser. Pursuant to that agreement, the Adviser is entitled to receive a management fee, a performance fee, reimbursement of certain expenses and, in certain circumstances, a termination fee. Such fees and expenses do not have fixed and determinable payments. For a description of the advisory agreement provisions, see Note 9 to our consolidated financial statements.
We enter into repurchase agreements with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the repurchase agreements and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We may enter into reverse repurchase agreements with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often will enter into reverse repurchase agreement transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repurchase agreements and reverse repurchase agreements we enter into are based upon competitive market rates at the time of initiation. Repurchase agreements and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. As of both March 31, 2025 and December 31, 2024 and 2023, there were no repurchase agreements and reverse repurchase agreements reported on a net basis on the Consolidated Balance Sheet.
As of March 31, 2025, we had $517.5 million of outstanding borrowings with 13 counterparties.
Off-Balance Sheet Arrangements
As of March 31, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
Inflation
Virtually all of our assets and liabilities are interest rate-sensitive in nature to varying degrees. As a result, interest rates and other factors generally influence our performance more than does inflation. Our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.
However, elevated long-term inflation could adversely impact the performance of our investment portfolio, or the prices of our investments, or both. For example, if higher inflation is not matched by an increase in wages, inflation could cause the real income of consumers to decline. A decline in the real income of consumers could also cause a decline in consumer spending, which could negatively impact the profitability of many of the corporate borrowers whose loans underlie our corporate CLOs.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The primary components of our market risk are related to interest rate risk, prepayment risk, and credit risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
Credit Risk
We are subject to credit risk in connection with certain of our assets, especially our corporate CLOs. Credit losses can occur on our CLO investments. The corporate loans and other corporate credit assets underlying our CLO investments will typically be rated below investment grade and, as a result, involve greater credit and liquidity risk than investment grade corporate credit obligations and hence may carry a greater risk of default, especially during recessionary environments. These underlying assets will generally be floating rate in nature, and as a result, can suffer from weaker abilities to service debt costs in higher interest rate environments, increasing credit risks on the CLO investments.
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
For our CLO credit risk, the two primary components of such credit risk are default risk and severity risk.
Default Risk
Default risk for a CLO is the risk that the corporate borrowers of the underlying debt obligations fail to make principal and interest payments. We may selectively attempt to mitigate our default risk by, among other things, opportunistically entering into credit hedging transactions, utilizing instruments such as credit default swaps. These instruments can reference various corporate bond indices or corporate entities, and they may also be derivative contracts such as options or tranches on said indices or entities.
Severity Risk
Severity risk for a CLO is the risk of loss upon a default on an underlying debt obligation. Severity risk includes the risk of loss of value of the asset, if any, securing the debt obligation, as well as the risk of loss associated with taking over the asset, if any. With corporate debt, if a company declares bankruptcy, the bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by a company whose debt we have purchased may adversely and permanently affect such company. If the proceeding results in liquidation, the liquidation value of the company may have deteriorated significantly from what we believed to be the case at the time of our initial investment. The duration of a bankruptcy proceeding is also difficult to predict, and our return on investment can be adversely affected by delays until a plan of reorganization or liquidation ultimately becomes effective. A bankruptcy court may also re-characterize our debt investment as equity, and subordinate all or a portion of our claim to that of other creditors. This could occur even if our investment had initially been structured as senior debt.
Interest Rate Risk

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with most of our assets and liabilities. For some securities in our portfolio, the coupon interest rates on such securities are sensitive to interest rate movements, such as floating rate CLO debt tranches. Our repurchase agreements generally have maturities of up to 364 days and carry interest rates that are determined by reference to a benchmark rate such SOFR for those same periods. Whenever one of our fixed-rate repo borrowings matures, it will generally be replaced with a new fixed-rate repo borrowing based on market interest rates prevailing at such time. We opportunistically hedge our interest rate risk by entering into interest rate swaps, TBAs, U.S. Treasury securities, U.S. Treasury futures, and other instruments.
In addition to measuring and mitigating the risk related to changes in interest rates with respect to the generally shorter-term liabilities we incur to acquire and hold generally longer-lived RMBS and CLOs, we also monitor the effect of changes in interest rates on the discounted present value of our portfolio of assets and liabilities. The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of March 31, 2025, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

($ In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS, and CMBS excluding TBAs	$9,849	4.31%	$18,020	7.89%	$(11,526)	(5.04)%	$(24,729)	(10.82)%
Short TBAs	(10,181)	(4.46)%	(18,688)	(8.18)%	11,853	5.19%	25,378	11.11%
CLOs	413	0.18%	826	0.37%	(414)	(0.18)%	(828)	(0.37)%
Corporate Securities and Derivatives on Corporate Securities	(6)	—%	(12)	(0.01)%	6	—%	12	0.01%
Repurchase and Reverse Repurchase Agreements	(101)	(0.04)%	(203)	(0.09)%	101	0.04%	203	0.09%
Total	$(26)	(0.01)%	$(57)	(0.02)%	$20	0.01%	$36	0.02%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same instruments. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our March 31, 2025 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above.
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

CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2025 AND DECEMBER 31, 2024 AND 2023 AND FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2025 AND 2024 AND YEARS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023
Report of Independent Registered Public Accounting Firm	(PCAOB ID NO.	238)	89
Consolidated Balance Sheets			91
Consolidated Statements of Operations			92
Consolidated Statements of Shareholders' Equity			93
Consolidated Statements of Cash Flows			94
Notes to Consolidated Financial Statements			96

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Ellington Credit Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ellington Credit Company and its subsidiaries (the "Company") as of March 31, 2025, December 31, 2024 and 2023, and the related consolidated statements of operations, of shareholders' equity and of cash flows for the three-month period ended March 31, 2025, and for the two years in the period ended December 31, 2024 , including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025, December 31, 2024 and 2023, and the results of its operations, shareholders’ equity and its cash flows for the three-month period ended March 31, 2025, and for the two years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
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
Valuation of Certain Level 3 Investments in Securities
As described in Notes 2 and 4 to the consolidated financial statements, the Company held $133.9 million of total level 3 investments in securities, at fair value as of March 31, 2025. The Company has chosen to elect the fair value option for its investments in securities. Management generally uses third-party valuations when available, if third-party valuations are not available, management uses other valuation techniques, such as the discounted cash flow methodology. Management’s estimate of fair value may be based on several assumptions, including but not limited to management’s estimates of yield.
The principal considerations for our determination that performing procedures relating to the valuation of certain level 3 investments in securities is a critical audit matter are (i) the significant judgment by management in determining the fair value of these investments, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the valuation of these level 3 investments and the assumptions related to yield.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, for a sample of investments (i) testing the completeness and accuracy of data provided by management; (ii) comparing management’s estimate of fair value to independent sources, where available.
/s/PricewaterhouseCoopers LLP
New York, New York
June 23, 2025
We have served as the Company's auditor since 2012.

ELLINGTON CREDIT COMPANY
CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024	December 31, 2023
(In thousands except for share amounts)
ASSETS
Cash and cash equivalents	$17,375	$31,840	$38,533
Securities, at fair value(1)	754,241	683,915	773,548
Due from brokers	4,308	21,517	3,245
Financial derivatives–assets, at fair value	476	41,867	74,279
Reverse repurchase agreements	—	23,000	—
Receivable for securities sold	336	11,077	51,132
Interest and principal receivable	6,414	10,536	4,522
Other assets	407	340	431
Total Assets	$783,557	$824,092	$945,690
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Repurchase agreements	$517,538	$562,974	$729,543
Payable for securities purchased	27,439	1,997	12,139
Due to brokers	914	30,671	54,476
Financial derivatives–liabilities, at fair value	957	5,681	7,329
U.S. Treasury securities sold short, at fair value	—	22,578	—
Dividend payable	3,005	2,372	1,488
Accrued expenses and other liabilities	2,416	1,488	1,153
Management fee payable to affiliate	860	729	513
Interest payable	1,927	1,876	2,811
Total Liabilities	555,056	630,366	809,452
SHAREHOLDERS' EQUITY
Preferred shares, par value $0.01 per share, 100,000,000 shares authorized; (0, 1,000, and 0 shares issued and outstanding, respectively)	—	1	—
Common shares, par value $0.01 per share, 500,000,000 shares authorized; (37,559,195, 29,651,553, and 18,601,464 shares issued and outstanding, respectively)	376	297	186
Additional paid-in-capital	399,869	348,587	274,698
Accumulated deficit	(171,744)	(155,159)	(138,646)
Total Shareholders' Equity	228,501	193,726	136,238
Total Liabilities and Shareholders' Equity	$783,557	$824,092	$945,690
(1)Includes assets pledged as collateral to counterparties. See Note 6 for additional details on the Company's borrowings and related collateral.
See Notes to Consolidated Financial Statements

ELLINGTON CREDIT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Period Ended		Year Ended
	March 31, 2025	March 31, 2024	December 31, 2024	December 31, 2023
(In thousands except for per share amounts)		(Unaudited)
INTEREST INCOME (EXPENSE)
Interest income	$15,462	$10,379	$49,863	$42,549
Interest expense	(6,215)	(10,100)	(34,794)	(45,256)
Total net interest income (expense)	9,247	279	15,069	(2,707)
EXPENSES
Management fees to affiliate	860	538	2,539	1,804
Professional fees	603	339	2,107	1,132
Compensation expense	427	270	1,555	735
Insurance expense	93	94	370	382
Other operating expenses	599	386	2,213	1,482
Total expenses	2,582	1,627	8,784	5,535
OTHER INCOME (LOSS)
Net realized gains (losses) on securities	377	(9,823)	(18,068)	(58,103)
Net realized gains (losses) on financial derivatives	17,594	3,459	38,487	28,562
Change in net unrealized gains (losses) on securities	(8,026)	1,760	(364)	61,274
Change in net unrealized gains (losses) on financial derivatives	(25,514)	10,216	(18,579)	(18,932)
Other, net	1,028	—	(665)	—
Total other income (loss)	(14,541)	5,612	811	12,801
Net income (loss) before income taxes	(7,876)	4,264	7,096	4,559
Income tax expense (benefit)	(6)	303	510	—
NET INCOME (LOSS)	$(7,870)	$3,961	$6,586	$4,559
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.23)	$0.20	$0.28	$0.31

See Notes to Consolidated Financial Statements

ELLINGTON CREDIT COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Shares	Common Shares, par value	Preferred Shares	Preferred Shares, par value	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Total
(In thousands except for share amounts)
BALANCE, December 31, 2022	13,377,840	$134	—	$—	$240,940	$(128,665)	$112,409
Common shares issued(1)	5,183,037	52			33,503		33,555
Issuance of restricted shares	47,393	—			—		—
Share based compensation					255		255
Forfeiture of common shares to satisfy tax withholding obligations	(6,806)	—			—		—
Dividends declared(2)						(14,540)	(14,540)
Net income (loss)						4,559	4,559
BALANCE, December 31, 2023	18,601,464	186	—	—	274,698	(138,646)	136,238
Common shares issued(1)	10,964,023	110			73,448		73,558
Preferred shares issued			1,000	1			1
Issuance of restricted shares	90,229	1			(1)		—
Share based compensation					442		442
Forfeiture of common shares to satisfy tax withholding obligations	(4,163)	—			—		—
Dividends declared(2)						(23,099)	(23,099)
Net income (loss)						6,586	6,586
BALANCE, December 31, 2024	29,651,553	$297	1,000	$1	$348,587	$(155,159)	$193,726
Common shares issued(1)	8,075,118	81			52,055		52,136
Preferred shares redeemed			(1,000)	(1)			(1)
Share based compensation					203		203
Repurchase of common shares	(167,476)	(2)			(976)		(978)
Dividends declared(2)						(8,715)	(8,715)
Net income (loss)						(7,870)	(7,870)
BALANCE, March 31, 2025	37,559,195	$376	—	$—	$399,869	$(171,744)	$228,501

BALANCE, December 31, 2023	18,601,464	$186	—	$—	$274,698	$(138,646)	$136,238
Common shares issued(1)(3)	1,218,146	12			7,391		7,403
Issuance of restricted shares(3)	—	—			—		—
Share based compensation(3)					72		72
Dividends declared(2)(3)						(4,757)	(4,757)
Net income (loss)(3)						3,961	3,961
BALANCE, March 31, 2024(3)	19,819,610	$198	—	$—	$282,161	$(139,442)	$142,917
(1)Net of discounts and commissions and offering costs.
(2)For each of the three-month periods ended March 31, 2025 and 2024, dividends totaling $0.24 per common share outstanding, were declared. For each of the years ended December 31, 2024 and 2023, dividends totaling $0.96 per common share outstanding, were declared.
(3)Unaudited.
See Notes to Consolidated Financial Statements

ELLINGTON CREDIT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Period Ended		Year Ended
	March 31, 2025	March 31, 2024	December 31, 2024	December 31, 2023
(In thousands)		(Unaudited)
Cash flows provided by (used in) operating activities:
Net income (loss)	$(7,870)	$3,961	$6,586	$4,559
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net realized (gains) losses on securities	(377)	9,823	18,068	58,103
Change in net unrealized (gains) losses on securities	8,026	(1,760)	364	(61,274)
Net realized (gains) losses on financial derivatives	(17,594)	(3,459)	(38,487)	(28,562)
Change in net unrealized (gains) losses on financial derivatives	25,514	(10,216)	18,579	18,932
Realized (gains) losses Other (net)—foreign currency translation	14	—	(109)	—
Change in net unrealized (gains) losses Other (net)—foreign currency translation	(960)	—	863	—
Amortization of premiums and accretion of discounts, net	858	1,090	3,868	913
Share based compensation	203	72	442	255
(Increase) decrease in operating assets:
Interest receivable	485	(120)	(487)	(1,196)
Other assets	(67)	(238)	(213)	—
Increase (decrease) in operating liabilities:
Accrued expenses	797	549	357	43
Interest payable	51	(932)	(935)	(1,885)
Management fees payable to affiliate	131	25	216	90
Net cash provided by (used in) operating activities	9,211	(1,205)	9,112	(10,022)
Cash flows provided by (used in) investing activities:
Purchases of securities	(571,885)	(435,617)	(1,359,455)	(1,783,926)
Proceeds from sale of securities	509,354	437,761	1,368,975	1,760,591
Principal repayments of securities	24,943	20,321	80,805	97,975
Proceeds from investments sold short	3,988	107,893	247,286	531,019
Repurchase of investments sold short	(26,426)	(107,308)	(224,441)	(531,680)
Proceeds from disposition of financial derivatives	74,446	8,216	85,935	31,441
Purchase of financial derivatives	(36,043)	(3,428)	(44,457)	(23,533)
Payments made on reverse repurchase agreements	(298,220)	(687,682)	(2,439,903)	(5,977,852)
Proceeds from reverse repurchase agreements	321,220	687,682	2,416,903	5,978,351
Due from brokers, net	1,830	(867)	(2,730)	2,009
Due to brokers, net	(30,350)	13,677	(12,470)	1,328
Net cash provided by (used in) investing activities	(27,143)	40,648	116,448	85,723

See Notes to Consolidated Financial Statements

ELLINGTON CREDIT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three-Month Period Ended		Year Ended
	March 31, 2025	March 31, 2024	December 31, 2024	December 31, 2023
Cash flows provided by (used in) financing activities:		(Unaudited)
Net proceeds from the issuance of common shares(1)	$52,277	$7,430	$74,062	$33,805
Proceeds from the issuance of preferred shares	—	—	1	—
Repurchase of preferred shares	(1)	—	—	—
Offering costs paid	(10)	(122)	(221)	(231)
Repurchase of common shares	(978)	—	—	—
Dividends paid	(8,082)	(4,659)	(22,215)	(14,122)
Borrowings under repurchase agreements	2,263,843	1,178,581	9,256,420	7,173,099
Repayments of repurchase agreements	(2,309,902)	(1,224,953)	(9,422,616)	(7,286,011)
Due from brokers, net	5,677	(1,687)	(6,576)	13,702
Due to brokers, net	643	(10,124)	(11,108)	7,774
Cash provided by (used in) financing activities	3,467	(55,534)	(132,253)	(71,984)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,465)	(16,091)	(6,693)	3,717
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,840	38,533	38,533	34,816
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,375	$22,442	$31,840	$38,533
Supplemental disclosure of cash flow information:
Interest paid	$6,164	$11,030	$35,728	$47,141
Income tax paid	—	—	829	—
Dividends payable	3,005	1,586	2,372	1,488
Share based compensation (non-cash)	203	72	442	255
(1)Net of discount and commissions.
See Notes to Consolidated Financial Statements

ELLINGTON CREDIT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
1. Organization and Investment Objective
Ellington Credit Company ("EARN") (formerly Ellington Residential Mortgage REIT) was initially formed as a Maryland real estate investment trust ("REIT") on August 2, 2012, and commenced operations on September 25, 2012, with a focus on acquiring, investing in, and managing residential mortgage- and real estate-related assets through its wholly owned subsidiaries. EARN conducts its business through its wholly owned subsidiaries, EARN OP GP LLC (the "General Partner"), and Ellington Residential Mortgage LP (the "Operating Partnership"), which were formed as a Delaware limited liability company and a Delaware limited partnership, respectively, on July 31, 2012 and commenced operations on September 25, 2012. The Operating Partnership conducts its business of acquiring, investing in, and managing targeted assets through its wholly owned subsidiaries. EARN, the General Partner, the Operating Partnership, and their consolidated subsidiaries are hereafter defined as the "Company."
On March 29, 2024, the Company's Board of Trustees approved a strategic transformation (the "CLO Strategic Transformation"), of the Company's investment strategy to focus on corporate collateralized loan obligations ("CLOs"). In connection with the CLO Strategic Transformation, the Company revoked its status as a REIT under the Internal Revenue Code of 1986, as amended ("the Code") and, effective January 1, 2024, conducts its operations as a taxable C-Corporation and maintains its exclusion from registration under the Investment Company Act of 1940, as amended (the "1940 Act"). On April 19, 2024, the Company changed its name and amended its declaration of trust and bylaws accordingly. After obtaining shareholder approval of certain matters related to the CLO Strategic Transformation at a special meeting of shareholders held on January 17, 2025 (the "Special Meeting"), the Company intends to convert to a Delaware closed-end fund registered under the 1940 Act that will elect to be treated as a regulated investment company ("RIC"), on April 1, 2025 (the "Conversion"); see Note 13 for additional details. After the Conversion, the Company will be required to comply with the rules and regulations of the 1940 Act.
Subsequent to the commencement of the CLO Strategic Transformation, the Company, subject to maintaining its exclusion from registration under the 1940 Act prior to the Conversion, is focused on acquiring and actively managing a portfolio of corporate CLOs, primarily mezzanine debt and equity tranches, which are typically collateralized by portfolios consisting primarily of below-investment-grade senior secured loans with a large number of discrete underlying borrowers across various industry sectors. Additionally, the Company may also invest in CLO loan accumulation facilities, which are entities that acquire corporate loans and other similar corporate credit-related assets in anticipation of ultimately collateralizing a CLO transaction. In order to maintain its exclusion from registration under the 1940 Act, the Company also maintained a core portfolio of Agency RMBS prior to the Conversion.
Prior to the CLO Strategic Transformation, the Company focused on acquiring and managing RMBS, for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," and RMBS that do not carry such guarantees, or "non-Agency RMBS," such as RMBS backed by prime jumbo, Alternative A-paper, manufactured housing, and subprime residential mortgage loans. Agency RMBS include both Agency pools and Agency collateralized mortgage obligations, or "CMOs," and non-Agency RMBS primarily consist of non-Agency CMOs, both investment grade and non-investment grade. As a result of the CLO Strategic Transformation, the Company has gradually liquidated a significant portion of its portfolio of mortgage-related assets and has continued to purchase additional CLOs.
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
Investments in securities are recorded in accordance with ASC 320, Investments—Debt and Equity Securities ("ASC 320") or ASC 325-40, Beneficial Interests in Securitized Financial Assets ("ASC 325-40"). The Company generally classifies its securities as available-for-sale. The Company has chosen to elect the fair value option, or "FVO," pursuant to ASC 825, Financial Instruments ("ASC 825") for its investments in securities. Electing the FVO allows the Company to record changes in fair value in the Consolidated Statement of Operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner. As such, securities are recorded at fair value on the Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on the Consolidated Statement of Operations as a component of Change in net unrealized gains (losses) on securities.
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
(S) Income Taxes: The Company has revoked its previous election to be taxed as a REIT under Sections 856 through 860 of the Code and operates as a C-Corporation subject to U.S. federal, state, and local corporate income taxes beginning with the tax year beginning January 1, 2024. The Company's financial results reflect provisions for any current or deferred income taxes.
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period, 2024, or its open tax years (2021, 2022, and 2023). In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period and its open tax years. The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any of such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof. The Company recognizes interest and penalties, if any, related to uncertain tax positions, as income tax expense included in Income tax expense (benefit) on the Consolidated Statement of Operations. See Note 11 for additional details on income taxes.
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
(U) Recent Accounting Pronouncements: In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires public entities to provide tabular disclosure of certain expenses including employee compensation, on an interim and annual basis, in the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods in fiscal years beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 should be applied on either a prospective basis to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. ASU 2024-03 is not expected to have a material impact on the Company's consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09") which requires disaggregated information about a reporting entities effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 will be applied on a prospective basis with the option to apply ASU 2023-09 retrospectively. The Company has applied ASU 2023-09 on a prospective basis, which did not have a material impact on the Company's consolidated financial statements.
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

The following tables present details of the Company's investments in securities as of March 31, 2025 and December 31, 2024 and 2023.
March 31, 2025:

		Unamortized Premium (Discount)		Gross Unrealized			Weighted Average
($ in thousands)	Current Principal		Amortized Cost	Gains	Losses	Fair Value	Coupon(1)(2)	Yield	Life (Years)(3)
CLO Notes	$97,297	$(7,490)	$89,807	$397	$(4,756)	$85,448	11.09%	16.95%	3.65
CLO Equity	n/a	n/a	181,611	877	(18,079)	164,409	n/a	13.32%	10.27
Corporate debt	1,814	(1,417)	397	37	—	434	—%	—%	1.12
Corporate equity	n/a	n/a	76	—	(20)	56	n/a	n/a	n/a
RMBS:
Agency:
30-year fixed-rate mortgages	519,109	(16,601)	502,508	5,027	(3,643)	503,892	4.90%	5.34%	6.71
Interest only securities(4)	n/a	n/a	2	—	—	2	1.21%	11.51%	2.82
Total	$618,220	$(25,508)	$774,401	$6,338	$(26,498)	$754,241	5.86%	8.55%	7.14
(1)Weighted average coupon represents the weighted average coupons of the securities, rather than, in the case of collateralized securities, the weighted average coupon rates on the underlying collateral.
(2)Total weighted average coupon excludes CLO equity securities, corporate equity, and interest only RMBS.
(3)Expected average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.
(4)Weighted average coupon is based on a notional principal amount of $28 thousand, for Agency interest only securities.
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
By Estimated Weighted Average Life
As of March 31, 2025:

($ in thousands)	CLOs and Other Securities(1)			Agency RMBS			Agency IOs
Estimated Weighted Average Life(2)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	$45,414	$46,781	10.74%	$15,072	$14,480	6.50%	$2	$2	1.21%
Greater than three years and less than seven years	37,127	40,052	11.58%	228,838	226,774	5.68%	—	—	—%
Greater than seven years and less than eleven years	3,341	3,371	4.17%	259,982	261,254	4.17%	—	—	—%
Total	$85,882	$90,204	10.89%	$503,892	$502,508	4.90%	$2	$2	1.21%
(1)CLOs excludes CLO Equity; Other Securities includes corporate debt.
(2)Expected average lives of RMBS, Agency IOs, and CLOs are generally shorter than stated contractual maturities.
(3)Weighted average coupon represents the weighted average coupons of the securities rather than the coupon rates on the underlying collateral.

As of December 31, 2024:

($ in thousands)	CLOs and Other Securities(1)			Agency RMBS			Agency IOs
Estimated Weighted Average Life(2)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	$49,095	$49,341	11.42%	$6,891	$6,831	6.50%	$2	$2	1.20%
Greater than three years and less than seven years	22,312	22,584	11.48%	193,235	193,439	5.92%	—	—	—%
Greater than seven years and less than eleven years	1,013	1,055	12.00%	312,181	319,358	4.23%	—	—	—%
Total	$72,420	$72,980	11.45%	$512,307	$519,628	4.86%	$2	$2	1.20%
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
(3)CLOs excludes CLO Equity.

The following tables reflect the components of net interest income (expense) by security type for the three-month periods ended March 31, 2025 and 2024 and the years ended December 31, 2024 and 2023:

	Three-Month Period Ended March 31, 2025			Three-Month Period Ended March 31, 2024
	Net Coupon Interest	Net Amortization	Net Interest Income (Expense)	Net Coupon Interest	Net Amortization	Net Interest Income (Expense)
($ in thousands)				(Unaudited)
CLOs	$9,456	$(974)	$8,482	$1,288	$(44)	$1,244
Agency RMBS	6,172	157	6,329	8,457	(1,054)	7,403
Non-Agency RMBS	—	—	—	897	(333)	564
Other securities(1)	286	(42)	244	(68)	30	(38)
Total	$15,914	$(859)	$15,055	$10,574	$(1,401)	$9,173
(1)Other securities includes corporate debt and U.S. Treasury securities.

	Year Ended December 31, 2024			Year Ended December 31, 2023
($ in thousands)	Net Coupon Interest	Net Amortization	Net Interest Income (Expense)	Net Coupon Interest	Net Amortization	Net Interest Income (Expense)
CLOs	$18,670	$(3,581)	$15,089	$222	$109	$331
Agency RMBS	29,493	(446)	29,047	38,029	(1,843)	36,186
Non-Agency RMBS	2,242	(596)	1,646	2,883	(569)	2,314
Other securities(1)	584	41	625	(339)	(29)	(368)
Total	$50,989	$(4,582)	$46,407	$40,795	$(2,332)	$38,463
(1)Other securities includes corporate debt and U.S. Treasury securities.
For the three-month periods ended March 31, 2025 and 2024, the Catch-up Amortization Adjustment was $(0.2) million and $(0.9) million, respectively. For the years ended December 31, 2024 and 2023, the Catch-up Amortization Adjustment was $(0.5) million and $(0.1) million, respectively.
At March 31, 2025, the Company had gross unrealized losses on securities of $(26.5) million, of which $(13.0) million relates primarily to adverse changes in estimated future cash flows on CLOs. At December 31, 2024, the Company had gross unrealized losses on securities of $(17.9) million, of which $(2.0) million relates primarily to adverse changes in estimated future cash flows on CLOs. At December 31, 2023, the Company had gross unrealized losses on securities of $(25.4) million, of which $(0.2) million relates primarily to adverse changes in estimated future cash flows on CLOs and Agency IOs.
The Company determined for certain securities that a portion of such securities' cost basis is not collectible; for the three-month period ended March 31, 2024 and the years ended December 31, 2024 and 2023, the Company recognized realized losses on such securities of $(13) thousand, $(13) thousand, and $(0.5) million, respectively. No such losses were recognized for the three-month period ended March 31, 2025. Such realized losses are reflected in Net realized gains (losses) on securities, on the Consolidated Statement of Operations.

4. Valuation
The following tables present the Company's financial instruments measured at fair value on:
March 31, 2025:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Securities:
CLOs	$—	$116,434	$133,423	$249,857
Corporate debt	—	—	434	434
Corporate equity	—	—	56	56
Agency RMBS:
30-year fixed-rate mortgages	—	503,892	—	503,892
Interest only securities	—	—	2	2
Total securities, at fair value	—	620,326	133,915	754,241
Financial derivatives–assets, at fair value:
TBAs	—	138	—	138
Interest rate swaps	—	181	—	181
Futures	157	—	—	157
Credit default swaps	—	—	—	—
Forwards	—	—	—	—
Total financial derivatives–assets, at fair value	157	319	—	476
Total securities and financial derivatives–assets, at fair value	157	620,645	133,915	754,717
Liabilities:
Financial derivatives–liabilities, at fair value:
TBAs	—	(282)	—	(282)
Interest rate swaps	—	(187)	—	(187)
Futures	—	—	—	—
Credit default swaps	—	(488)	—	(488)
Total financial derivatives–liabilities, at fair value	$—	$(957)	$—	$(957)

December 31, 2024:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Securities:
CLOs	$—	$67,498	$103,624	$171,122
Corporate debt	—	—	428	428
Corporate equity	—	—	56	56
Agency RMBS:
30-year fixed-rate mortgages	—	512,307	—	512,307
Interest only securities	—	—	2	2
Total securities, at fair value	—	579,805	104,110	683,915
Financial derivatives–assets, at fair value:
TBAs	—	592	—	592
Interest rate swaps	—	40,317	—	40,317
Futures	170	—	—	170
Credit default swaps	—	705	—	705
Forwards	—	83	—	83
Total financial derivatives–assets, at fair value	170	41,697	—	41,867
Total securities and financial derivatives–assets, at fair value	170	621,502	104,110	725,782
Liabilities:
Securities sold short:
U.S. Treasury securities sold short, at fair value	—	(22,578)	—	(22,578)
Financial derivatives–liabilities, at fair value:
TBAs	—	(1,363)	—	(1,363)
Interest rate swaps	—	(1,595)	—	(1,595)
Futures	(811)	—	—	(811)
Credit default swaps	—	(1,912)	—	(1,912)
Total financial derivatives–liabilities, at fair value	(811)	(4,870)	—	(5,681)
Total U.S. Treasury securities sold short and financial derivatives–liabilities, at fair value	$(811)	$(27,448)	$—	$(28,259)

December 31, 2023:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Securities:
Agency RMBS:
15-year fixed-rate mortgages	$—	$27,847	$—	$27,847
20-year fixed-rate mortgages	—	7,863	—	7,863
30-year fixed-rate mortgages	—	670,294	—	670,294
Adjustable rate mortgages	—	7,119	—	7,119
Reverse mortgages	—	14,874	—	14,874
Interest only securities	—	4,253	3,162	7,415
Non-Agency RMBS	—	10,443	10,276	20,719
CLOs	—	11,816	5,601	17,417
Total securities, at fair value	—	754,509	19,039	773,548
Financial derivatives–assets, at fair value:
TBAs	—	654	—	654
Interest rate swaps	—	71,341	—	71,341
Futures	2,284	—	—	2,284
Total financial derivatives–assets, at fair value	2,284	71,995	—	74,279
Total securities and financial derivatives–assets, at fair value	2,284	826,504	19,039	847,827
Liabilities:
Financial derivatives–liabilities, at fair value:
TBAs	—	(1,876)	—	(1,876)
Interest rate swaps	—	(4,758)	—	(4,758)
Futures	(63)	—	—	(63)
Credit default swaps	—	(632)	—	(632)
Total financial derivatives–liabilities, at fair value	$(63)	$(7,266)	$—	$(7,329)

The tables below include roll-forwards of the Company's financial instruments for the three-month periods ended March 31, 2025 and 2024 and the years ended December 31, 2024 and 2023 (including change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Three-Month Period Ended March 31, 2025:

(In thousands)	CLOs	Corporate Debt	Corporate Equity	Agency RMBS
Beginning balance—December 31, 2024	$103,624	$428	$56	$2
Purchases	51,769	12	—	—
Proceeds from sales	(17,517)	(13)	—	—
(Amortization)/accretion, net	(1,464)	—	—	—
Net realized gains (losses)	(201)	—	—	—
Change in net unrealized gains (losses)	(8,988)	7	—	—
Transfers:
Transfers into level 3	16,155	—	—	—
Transfers out of level 3	(9,955)	—	—	—
Ending balance—March 31, 2025	$133,423	$434	$56	$2
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company at March 31, 2025, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended March 31, 2025. For Level 3 financial instruments held by the Company as of March 31, 2025, change in net unrealized gains (losses) of $(9.5) million, $7 thousand, and $(1) thousand for the three-month period ended March 31, 2025 relate to CLOs, corporate debt, and corporate equity, respectively.
At March 31, 2025, the Company transferred $10.0 million of assets from Level 3 to Level 2 and $16.2 million of assets from Level 2 to Level 3. Transfers between hierarchy levels are based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The level designation of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
Three-Month Period Ended March 31, 2024 (unaudited):

(In thousands)	CLOs	Non-Agency RMBS	Agency RMBS
Beginning balance—December 31, 2023	$5,601	$10,276	$3,162
Purchases	16,952	—	—
Proceeds from sales	—	—	(263)
Principal repayments	(1,620)	(13)	—
(Amortization)/accretion, net	(34)	(258)	(180)
Net realized gains (losses)	34	42	20
Change in net unrealized gains (losses)	(379)	491	179
Transfers:
Transfers into level 3	6,456	1,811	1,002
Transfers out of level 3	(1,414)	(6,521)	—
Ending balance—March 31, 2024	$25,596	$5,828	$3,920
All amounts of net realized and changes in net unrealized gains (losses) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gains (losses) for both Level 3 financial instruments held by the Company as of March 31, 2024, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended March 31, 2024. For Level 3 financial instruments held by the Company as of March 31, 2024, change in net unrealized gains (losses) of $0.4 million, $0.1 million, and $0.2 million for the three-month period ended March 31, 2024 relate to CLOs, non-Agency RMBS, and Agency RMBS, respectively.
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

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 financial instruments as of March 31, 2025:

				Range
Description	Fair Value	Valuation Technique	Significant Unobservable Input	Min	Max	Weighted Average(1)
	(In thousands)
CLOs	$73,807	Market quotes	Non-Binding Third-Party Valuation	$5.00	$100.75	$61.98
	59,616	Discounted Cash Flows
	133,423		Yield(2)	3.5%	76.2%	16.3%
Agency RMBS–Interest Only Securities	2	Option Adjusted Spread ("OAS")	LIBOR OAS(3)	1,007	1,007	1,007
Corporate equity	56	Discounted Cash Flows	Yield	18.5%	22.6%	20.2%
Corporate debt	434	Discounted Cash Flows	Yield	8.7%	43.4%	16.6%
(1)Averages are weighted based on the fair value of the related instrument.
(2)Excludes $1.3 million of CLOs which have estimated yields greater than 100%. Including such positions our weighted average yield would be 18.1%.
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
The following table summarizes the estimated fair value of all other financial instruments not included in the disclosures above as of March 31, 2025 and December 31, 2024 and 2023:

	March 31, 2025		December 31, 2024		December 31, 2023
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Cash and cash equivalents	$17,375	$17,375	$31,840	$31,840	$38,533	$38,533
Due from brokers	4,308	4,308	21,517	21,517	3,245	3,245
Reverse repurchase agreements	—	—	23,000	23,000	—	—
Liabilities:
Repurchase agreements	517,538	517,538	562,974	562,974	729,543	729,543
Due to brokers	914	914	30,671	30,671	54,476	54,476
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
The following table details the fair value of the Company's holdings of financial derivatives as of March 31, 2025 and December 31, 2024 and 2023:

	March 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$—	$—	$654
TBA securities sale contracts	138	592	—
Fixed payer interest rate swaps	181	39,125	67,719
Fixed receiver interest rate swaps	—	1,192	3,622
Futures	157	170	2,284
Credit default swaps	—	705	—
Forwards	—	83	—
Total financial derivatives–assets, at fair value	476	41,867	74,279
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	—	(1,363)	(13)
TBA securities sale contracts	(282)	—	(1,863)
Fixed payer interest rate swaps	—	(1,401)	(4,182)
Fixed receiver interest rate swaps	(187)	(194)	(576)
Futures	—	(811)	(63)
Credit default swaps	(488)	(1,912)	(632)
Total financial derivatives–liabilities, at fair value	(957)	(5,681)	(7,329)
Total, net	$(481)	$36,186	$66,950
Interest Rate Swaps
The following tables provide information about the Company's fixed payer interest rate swaps as of March 31, 2025 and December 31, 2024 and 2023.
March 31, 2025:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2040	$500	$181	0.90%	4.33%	15.57
Total	$500	$181	0.90%	4.33%	15.57

December 31, 2024:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2026	$39,700	$(17)	4.15%	4.46%	1.90
2027	38,045	1,296	2.97	4.49	2.70
2028	77,795	2,531	3.34	4.48	3.48
2029	79,000	6,774	2.40	4.49	4.23
2030	47,428	4,300	2.50	4.49	5.42
2031	123,515	17,830	1.81	4.48	6.48
2032	67,510	102	4.04	4.46	7.01
2033	119,310	(990)	3.90	4.49	8.51
2034	39,434	577	3.91	4.46	9.91
2035	10,000	38	4.03	4.46	10.01
2038	17,500	(71)	4.18	4.46	13.72
2040	500	188	0.90	4.33	15.81
2049	3,564	1,354	1.63	4.46	24.83
2050	780	434	0.64	4.46	25.54
2052	10,000	3,307	2.28	4.49	27.30
2054	4,000	71	3.84	4.49	30.00
Total	$678,081	$37,724	3.13%	4.48%	6.74
December 31, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2024	$73,693	$2,161	2.27%	5.38%	0.33
2025	100,268	2,960	2.98	5.39	1.72
2027	40,545	1,164	3.01	5.38	3.71
2028	104,647	5,264	2.74	5.39	4.51
2029	65,987	5,528	2.17	5.38	5.25
2030	97,200	7,141	2.50	5.38	6.42
2031	123,515	16,138	1.81	5.38	7.48
2032	104,377	15,932	1.74	5.38	8.13
2033	76,900	(782)	3.69	5.38	9.25
2037	35,000	2,842	2.85	5.38	13.56
2038	39,500	(2,072)	4.01	5.39	14.66
2040	500	165	0.90	5.33	16.82
2041	10,961	3,395	1.33	5.39	17.60
2049	3,564	1,156	1.63	5.39	25.83
2050	780	394	0.64	5.39	26.54
2052	10,000	2,151	2.28	5.38	28.31
Total	$887,437	$63,537	2.54%	5.38%	6.68

The following tables provide information about the Company's fixed receiver interest rate swaps as of March 31, 2025 and December 31, 2024 and 2023.
March 31, 2025:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2040	$500	$(187)	4.41%	0.84%	15.57
Total	$500	$(187)	4.41%	0.84%	15.57
December 31, 2024:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2033	$119,310	$1,192	4.49%	3.90%	8.51
2040	500	(194)	4.49	0.84	15.81
Total	$119,810	$998	4.49%	3.88%	8.54
December 31, 2023:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2026	$61	$—	5.38%	4.06%	2.45
2028	10,070	(19)	5.39	3.50	5.00
2029	20,000	19	5.38	3.55	5.01
2030	13,000	(330)	5.38	3.31	6.26
2031	25,700	31	5.38	3.49	7.01
2033	95,829	3,572	5.39	3.96	9.62
2034	23,000	(54)	5.38	3.44	10.01
2040	500	(173)	5.38	0.84	16.82
Total	$188,160	$3,046	5.38%	3.71%	8.36
Futures
The following tables provide information about the Company's futures as of March 31, 2025 and December 31, 2024 and 2023.
March 31, 2025:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Assets:
Short Contracts:
Euro FX Futures	$(19,125)	$157	2.57

December 31, 2024:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Assets:
Short Contracts:
U.S. Treasury Futures	$(5,400)	$6	3.00
Euro FX Futures	(10,250)	164	2.53
Liabilities:
Long Contracts:
U.S. Treasury Futures	134,400	(811)	2.87
Total, net	$118,750	$(641)	2.85
December 31, 2023:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
($ in thousands)
Assets:
Long Contracts:
U.S. Treasury Futures	$84,600	$2,284	2.69
Liabilities:
Short Contracts:
U.S. Treasury Futures	(5,400)	(63)	2.93
Total, net	$79,200	$2,221	2.70
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
As of March 31, 2025 and December 31, 2024 and 2023, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	March 31, 2025				December 31, 2024
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Liabilities	$—	$—	$—	$—	$61,190	$55,214	$53,851	$(1,363)
	—	—	—	—	61,190	55,214	53,851	(1,363)
Sale contracts:
Assets	(54,800)	(52,515)	(52,377)	138	(69,156)	(69,618)	(69,026)	592
Liabilities	(464,816)	(450,282)	(450,564)	(282)	—	—	—	—
	(519,616)	(502,797)	(502,941)	(144)	(69,156)	(69,618)	(69,026)	592
Total TBA securities, net	$(519,616)	$(502,797)	$(502,941)	$(144)	$(7,966)	$(14,404)	$(15,175)	$(771)
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

	December 31, 2023
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$79,722	$78,709	$79,363	$654
Liabilities	27,700	28,398	28,385	(13)
	107,422	107,107	107,748	641
Sale contracts:
Liabilities	(78,285)	(69,206)	(71,069)	(1,863)
	(78,285)	(69,206)	(71,069)	(1,863)
Total TBA securities, net	$29,137	$37,901	$36,679	$(1,222)
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
Credit Default Swaps
The following table provides information about the Company's credit default swaps as of March 31, 2025 and December 31, 2024 and 2023:

	As of
	March 31, 2025			December 31, 2024			December 31, 2023
Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)	Notional	Fair Value	Weighted Average Remaining Term (Years)	Notional	Fair Value	Weighted Average Remaining Term (Years)
($ in thousands)
Asset:
Long:
Credit default swaps on corporate bond indices	$—	$—	—	$23,825	$705	4.47	$—	$—	—
Liability:
Short:
Credit default swaps on corporate bond indices	(9,104)	(488)	5.22	(52,886)	(1,912)	4.75	(25,943)	(632)	4.98
	$(9,104)	$(488)	5.22	$(29,061)	$(1,207)	4.66	$(25,943)	$(632)	4.98
(1)Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of March 31, 2025 and December 31, 2024, all of the Company's open written credit derivatives were credit default swaps on corporate bond indices, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets. No written credit derivatives were held as of March 31, 2025 or December 31, 2023. As of December 31, 2024, the Company held written credit derivatives with a notional value of $23.8 million and a fair value of $0.7 million. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. As of March 31, 2025, the implied credit spread on the Company's outstanding written credit derivative was 376 basis points, compared to a range of 45 to 289 basis points as of December 31, 2024. Total net up-front payments (paid) or received relating to written credit derivatives outstanding as of March 31, 2025 and December 31, 2024 was $0.5 million and $0.7 million, respectively.
The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the three-month periods ended March 31, 2025 and 2024 and years ended December 31, 2024 and 2023:

Derivative Type	Three-Month Period Ended March 31, 2025	Three-Month Period Ended March 31, 2024	Year Ended December 31, 2024	Year Ended December 31, 2023
(In thousands)		(Unaudited)
Interest rate swaps	$812,723	$1,090,580	$972,807	$861,689
TBAs	418,109	194,352	286,658	289,786
Futures	82,369	61,675	96,410	67,592
Credit default swaps	59,809	25,466	39,320	14,989
Forwards	5,274	—	1,803	—
Warrants	4	—	1	—
Gains and losses on the Company's financial derivatives for the three-month periods ended March 31, 2025 and 2024 and the years ended December 31, 2024 and 2023 are summarized in the tables below:

	Three-Month Period Ended March 31, 2025
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$8,060	$20,268	$28,328	$(6,340)	$(20,658)	$(26,998)
TBAs		(9,536)	(9,536)		627	627
Futures		(834)	(834)		798	798
Credit default swaps		(18)	(18)		143	143
Forwards		(346)	(346)		$(84)	$(84)
Total	$8,060	$9,534	$17,594	$(6,340)	$(19,174)	$(25,514)

	Three-Month Period Ended March 31, 2024 (unaudited)
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$5,812	$(1,167)	$4,645	$(111)	$11,111	$11,000
TBAs		(707)	(707)		1,148	1,148
Futures		(174)	(174)		(2,018)	(2,018)
Credit default swaps		(305)	(305)		86	86
Total	$5,812	$(2,353)	$3,459	$(111)	$10,327	$10,216

	Year Ended December 31, 2024
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$27,118	$15,387	$42,505	$(8,013)	$(8,321)	$(16,334)
TBAs		(2,263)	(2,263)		451	451
Futures		(1,318)	(1,318)		(2,862)	(2,862)
Credit default swaps		(773)	(773)		83	83
Forwards		336	336		$83	$83
Total	$27,118	$11,369	$38,487	$(8,013)	$(10,566)	$(18,579)

	Year Ended December 31, 2023
Derivative Type	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives
(In thousands)
Interest rate swaps	$7,388	$12,176	$19,564	$13,690	$(30,612)	$(16,922)
TBAs		12,385	12,385		(4,126)	(4,126)
Futures		(3,149)	(3,149)		2,303	2,303
Credit default swaps		(238)	(238)		(187)	(187)
Total	$7,388	$21,174	$28,562	$13,690	$(32,622)	$(18,932)
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

At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. As of March 31, 2025 and December 31, 2024 and 2023, the Company had outstanding borrowings under repurchase agreements with 13, 14, and 19 counterparties, respectively.
The following table details the Company's outstanding borrowings under repurchase agreements as of March 31, 2025 and December 31, 2024 and 2023:

	March 31, 2025			December 31, 2024			December 31, 2023
		Weighted Average			Weighted Average			Weighted Average
Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity	Borrowings Outstanding	Interest Rate	Remaining Days to Maturity
Agency RMBS:	(In thousands)			(In thousands)			(In thousands)
30 days or less	$448,778	4.47%	9	$499,701	4.71%	15	$676,074	5.54%	17
31-60 days	—	—	—	—	—	—	1,256	6.23	44
61-90 days	—	—	—	—	—	—	2,933	6.23	67
Total Agency RMBS	448,778	4.47	9	499,701	4.71	15	680,263	5.55	17
CLOs and Non-Agency RMBS:
30 days or less	37,790	5.45	9	38,913	5.70	17	6,782	6.89	15
31-60 days	30,970	4.84	45	24,360	5.57	43	4,875	6.80	46
61-90 days	—	—	—	—	—	—	6,801	6.58	67
Total CLOs and non-Agency RMBS	68,760	5.17	25	63,273	5.65	27	18,458	6.75	42
U.S. Treasury Securities
30 days or less	—	—	—	—	—	—	30,822	5.53	2
Total U.S. Treasury Securities	—	—	—	—	—	—	30,822	5.53	2
Total	$517,538	4.56%	11	$562,974	4.81%	16	$729,543	5.58%	17
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their contractual maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of March 31, 2025 and December 31, 2024 and 2023, the fair value of securities transferred as collateral under outstanding borrowings under repurchase agreements was $567.0 million, $611.3 million, and $791.5 million, respectively. Collateral transferred under outstanding borrowings under repurchase agreements as of March 31, 2025 and December 31, 2024 and 2023, includes investments in the amount of $4.6 million, $10.5 million, and $51.0 million, respectively, that were sold prior to period end but for which such sale had not yet settled. In addition as of March 31, 2025 and December 31, 2024 and 2023, the Company posted to/(received from) repurchase agreement counterparties net cash collateral of $0.1 million, $4.2 million, $(11.2) million, respectively, as a result of margin calls with various repurchase agreement counterparties. Additionally, as of December 31, 2024 and 2023, repurchase agreement counterparties posted/(received) RMBS of $(3.1) million and $0.8 million, respectively, to/(from) the Company as a result of margin calls.
Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. There was no counterparty for which the amount at risk was greater than 10% of shareholders' equity as of either March 31, 2025 or December 31, 2024 and 2023.

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
The following tables present information about certain assets and liabilities representing financial instruments as of March 31, 2025 and December 31, 2024 and 2023. The Company has not previously entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of net settlement, as well as a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
March 31, 2025:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets:
Financial derivatives–assets	$476	$(319)	$—	$—	$157
Reverse repurchase agreements	—	—	—	—	—
Liabilities:
Financial derivatives–liabilities	(957)	319	—	638	—
Repurchase agreements	(517,538)	—	517,388	150	—
(1)In the Company's Consolidated Balance Sheet, all balances associated with repurchase and reverse repurchase agreements and financial derivatives are presented on a gross basis.
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. As of March 31, 2025, the fair value of financial instruments transferred or pledged as collateral on the Company's repurchase agreements, net of the fair value of any financial instruments received by the Company as the result of margin calls, were $567.0 million. As of March 31, 2025, total cash collateral (received) pledged on financial derivative assets and financial derivative liabilities excludes $2.0 million and $0.6 million, respectively, of net excess cash collateral.
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
(2)For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's repurchase agreements and cash collateral pledged on the Company's financial derivative assets and liabilities. As of December 31, 2024, the fair value of financial instruments transferred or pledged as collateral on the Company's repurchase agreements, net of the fair value of any financial instruments received by the Company as a result of margin calls, were $614.5 million. As of December 31, 2024, total cash collateral (received) pledged on financial derivative assets and financial derivative liabilities excludes $31 thousand and $2.6 million, respectively, of net excess cash collateral.
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
8. Earnings Per Share
Basic earnings per share, or "EPS," is calculated by dividing net income (loss) for the period by the weighted average of the Company's common shares outstanding for the period. Diluted EPS takes into account the effect of outstanding dilutive instruments, such as share options and warrants, if any, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. As of March 31, 2025 and December 31, 2024 and 2023, the Company did not have any dilutive instruments outstanding.
The following table presents a reconciliation of the earnings/(losses) and shares used in calculating basic EPS for the three-month periods ended March 31, 2025 and 2024 and the years ended December 31, 2024 and 2023:

	Three-Month Period Ended		Year Ended
	March 31, 2025	3/31/2024	December 31 2024	December 31 2023
(In thousands except for share amounts)		(Unaudited)
Numerator:
Net income (loss)	$(7,870)	$3,961	$6,586	$4,559
Denominator:
Basic and diluted weighted average common shares outstanding	34,811,555	19,548,408	23,576,696	14,875,314
Basic and diluted earnings per share	$(0.23)	$0.20	$0.28	$0.31
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
For the three-month periods ended March 31, 2025 and 2024, the total management fee incurred was $0.9 million and $0.5 million, respectively. For the years ended December 31, 2024 and 2023, the total management fee incurred was $2.5 million and $1.8 million, respectively.
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
The Manager has agreed to waive all of the Performance Fees payable under the New Management Agreement for all periods through March 31, 2025. For the three-month period ended March 31, 2025 and year ended December 31, 2024, the Company incurred a performance fee of $1.5 million and $2.4 million, respectively, which was fully waived by the Manager.
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
During the three-month periods ended March 31, 2025 and 2024 and the years ended December 31, 2024 and 2023, the Company reimbursed the Manager $0.5 million, $1.0 million, $4.7 million, and $2.7 million, respectively, for previously incurred operating and compensation expenses. As of March 31, 2025 and December 31, 2024 and 2023, the outstanding payable to the Manager for operating and compensation expenses was $0.6 million, $0.3 million, and $0.4 million, respectively, and is included in Accrued expenses on the Consolidated Balance Sheet.
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
During the three-month period ended March 31, 2025, the Company entered into transactions with an affiliated entity whereby the Company purchased securities with a principal balance of $0.3 million at a cost of $0.1 million. During the three-month period ended March 31, 2024 and year ended December 31, 2024, the Company entered into transactions with an affiliated entity whereby the Company purchased securities with a principal balance of $10.2 million at a cost of $5.3 million. The price of each affiliated transaction was determined using the Manager's current policies and procedures based on bid prices received through auction. As of March 31, 2025 and December 31, 2024 the securities purchased from affiliates of EMG had a principal balance of $10.4 million and $9.8 million, respectively, and fair value of $3.8 million and $4.0 million, respectively. During the three-month periods ended March 31, 2025 and 2024 and year ended December 31, 2024, the Company recognized net income on such securities of $0.1 million, $(0.3) million, and $0.2 million, respectively. The Company did not purchase any securities from affiliated entities during the year ended December 31, 2023.
10. Capital
Preferred Shares
The Company has authorized 100,000,000 preferred shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares.
On December 9, 2024, the Company issued 1,000 Series A Preferred Shares, par value $0.01 per share, or the "Preferred Shares," with each Preferred Share having 25,000 votes. Any votes cast by the holder of the Preferred Shares are required to “mirror” the actual votes cast by the common shareholders.
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
As of December 31, 2024, there were 1,000 preferred shares outstanding. Subsequent to the Special Meeting the Company repurchased all preferred shares outstanding for an aggregate purchase price of $1 thousand, and as of March 31, 2025 there were no preferred shares outstanding.
Common Shares
The Company has authorized 500,000,000 common shares, $0.01 par value per share. The Board of Trustees may authorize the issuance of additional shares. As of March 31, 2025 and December 31, 2024 and 2023, there were 37,559,195, 29,651,553, and 18,601,464, common shares outstanding, respectively.
Detailed below is a roll forward of the Company's common shares outstanding for the three-month periods ended March 31, 2025 and 2024 and the years ended December 31, 2024 and 2023:

	Three-Month Period Ended		Year Ended
	March 31, 2025	March 31, 2024(1)	December 31, 2024	December 31, 2023
		(Unaudited)
Common Shares Outstanding (12/31/2024, 12/31/2023, 12/31/2023, and 12/31/2022, respectively)	29,651,553	18,601,464	18,601,464	13,377,840
Share Activity:
Common shares issued	8,075,118	1,218,146	10,964,023	5,183,037
Restricted common shares issued	—	—	90,229	47,393
Common shares repurchased	(167,476)	—	—	—
Forfeiture of common shares to satisfy tax withholding obligations	—	—	(4,163)	(6,806)
Common Shares Outstanding (3/31/2025, 3/31/2024, 12/31/2024, 12/31/2023, respectively)	37,559,195	19,819,610	29,651,553	18,601,464
Unvested restricted shares outstanding (3/31/2025, 3/31/2024, 12/31/2024, 12/31/2023, respectively)	39,577	53,448	62,729	53,448
.

The below table provides details on the Company's restricted shares granted pursuant to share award agreements which are unvested at March 31, 2025:

Grant Recipient	Number of Restricted Shares Granted	Grant Date	Vesting Date(1)
Partially dedicated employees:
	7,236	December 14, 2023	December 14, 2025
	17,350	December 20, 2024	December 12, 2025
	14,991	December 20, 2024	December 12, 2026
(1)Date at which such restricted shares will vest and become non-forfeitable.
On May 16, 2023, the Company's 2023 Equity Incentive Plan became effective and replaced the Company's 2013 Equity Incentive Plan. Awards previously granted under the 2013 Equity Incentive Plan remain outstanding and valid in accordance with their terms, but no new awards will be granted under the 2013 Equity Incentive Plan. As of March 31, 2025, there were 1,950,083 shares available for future issuance under the Company's 2023 Equity Incentive Plan.
On June 13, 2018, the Company's Board of Trustees approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.2 million common shares (the "2018 Share Repurchase Program"). The 2018 Share Repurchase Program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including through Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. During the three-month period ended March 31, 2025, the Company repurchased 167,476 common shares at an average price per share of $5.84 and a total cost of $1.0 million; the Company did not repurchase any shares during the three-month period ended March 31, 2024 or the years ended December 31, 2024 and 2023. From inception of the 2018 Share Repurchase Program through March 31, 2025, the Company repurchased 641,668 of its common shares at an aggregate cost of $5.3 million, and an average price per share of $8.33.
On November 14, 2023, the Company implemented an "at the market" offering program, or the "2023 ATM program," by entering into equity distribution agreements with third party sales agents under which it was authorized to offer and sell up to $100.0 million of common shares from time to time. On January 13, 2025 and February 11, 2025, the Company amended the equity distribution agreements (collectively the "EDA Amendments") with each of the sales agents. The EDA Amendments authorize the Company to offer and sell up to $90.0 million of common stock from time to time (the "2025 Common ATM Program"); the 2023 ATM Program and 2025 ATM Program are collectively referred to as the "ATM Programs." During the three-month period ended March 31, 2025, the Company issued 8,075,118 common shares, which provided $52.1 million of net proceeds after $0.6 million of commissions and offering costs. During the year ended December 31, 2024, the Company issued 10,964,023 common shares, which provided $73.6 million of net proceeds after $1.1 million of commissions and offering costs. During the year ended December 31, 2023, the Company issued 5,183,037 common shares, which provided $33.6 million of net proceeds after $0.7 million of commissions and offering costs. As of March 31, 2025, the Company's remaining authorization under the ATM programs was $48.5 million.
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
11. Income Taxes
The Company revoked its prior REIT election, effective for the tax year beginning January 1, 2024, and operates as a taxable C-Corporation, subject to applicable U.S. federal, state, and local income tax.
Cash dividends declared by the Company that do not exceed its current or accumulated earnings and profits are considered ordinary income to shareholders for income tax purposes. Distributions in excess of the Company's current and accumulated earnings and profits are characterized as return of capital or are treated by shareholders as capital gains.

The following table details the estimated tax characteristics of the Company's dividends declared on its common stock for the three-month period ended March 31, 2025 and the years ended December 31, 2024 and 2023.

	Three-Month Period Ended March 31, 2025	Year Ended December 31,
Tax Characteristic		2024	2023
Ordinary income	—%	24.1%	38.0%
Return of capital	100.0%	75.9%	62.0%
	100.0%	100.0%	100.0%
Certain foreign and domestic subsidiaries of the Company are taxed as corporations for U.S. federal, state, and local income tax purposes. To the extent that those entities incur, or are expected to incur, U.S. federal, state, or local income taxes, or foreign income taxes, such tax expense is recognized by the Company.
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, or "ASC 740" and has applied ASU 2023-09 on a prospective basis as discussed in Note 2. Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes. For the three-month periods ended March 31, 2025 and 2024 and year ended December 31, 2024, the Company recorded an income tax expense (benefit) of $(6) thousand, $0.3 million, and $0.5 million, respectively. No such expense was recorded for the year ended December 31, 2023, during which time the Company was operating as a REIT and generally not subject to income tax.
The Company evaluates its deferred tax assets for recoverability using an approach which considers the relative impact of negative and positive evidence, including historical profitability and projections of future taxable income. As of March 31, 2025, there was an approximate increase of $2.2 million in the Company's deferred tax assets and the Company has recorded a valuation allowance of $13.3 million to fully reserve against its deferred tax assets.
The following table summarizes the Company's (benefit) provision for income tax for the period January 1, 2025 to March 31, 2025 and the year ended December 31, 2024. The Company did not record any provision for income tax for the year ended December 31, 2023.

(In thousands)	Three-Month Period Ended March 31, 2025	Year Ended December 31, 2024
Current provision for income tax
Federal	$—	$238
State	(6)	272
Total current provision for income tax, net	(6)	510
Deferred (benefit) provision for income tax
Federal	—	—
State	—	—
Total deferred (benefit) provision for income tax, net	—	—
Total (benefit) provision for income tax	$(6)	$510

The following table details the components of the Company's net deferred tax asset (liability) as of March 31, 2025 and December 31, 2024.

(In thousands)	March 31, 2025	December 31, 2024
Deferred tax asset
Net operating loss available for carry-back and carry-forward(1)	$13,333	$11,147
Net capital loss carry-forward	—	—
Basis difference for investments	—	—
Valuation allowance	(13,333)	(11,147)
Deferred tax asset	—	—
Deferred tax liability
Basis difference for investments	—	—
Valuation allowance	—	—
Deferred tax liability	—	—
Net deferred tax asset (liability), net of valuation allowance	$—	$—
(1)Includes state net operating losses available for carry-back and carry-forward as of March 31, 2025 and December 31, 2024 of $3.3 million and $2.8 million, respectively. These deferred tax assets were fully offset by a valuation allowance.
The Company had a pre-tax U.S. federal net operating loss carryforward ("NOL Carryforward") of approximately $47.6 million and $39.8 million as of March 31, 2025 and December 31, 2024, respectively; such NOL Carryforward has an unlimited carryforward period.
The following table details the reconciliation between the Company's U.S. federal and state statutory income tax rate and the effective tax rate for the three-month period ended March 31, 2025.

	Three-Month Period Ended March 31, 2025
	(In thousands)
Federal statutory amount and rate	$(1,654)	21.00%
State statutory amount and rate, net of federal benefit
CT	(467)	5.93%
Other	(32)	0.41%
Change in valuation allowance	2,147	(27.26)%
Income tax expense (benefit) and Effective tax rate	$(6)	0.07%
The following table details the reconciliation between the Company's U.S. federal and state statutory income tax rate and the effective tax rate for the year ended December 31, 2024.

Year Ended December 31, 2024
Federal statutory rate	21.00%
State statutory rate, net of federal benefit	6.34%
Change in valuation allowance	(20.15)%
Effective tax rate	7.19%
The Company did not pay any income tax or receive any income tax refunds for either federal or state jurisdictions during the three-month period ended March 31, 2025.
Based on its analysis of any potential uncertain income tax positions, the Company concluded that it did not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of March 31, 2025 or December 31, 2024 and 2023. Tax authorities in the relevant jurisdictions may select the Company's tax returns for audit and propose adjustments before the expiration of the statute of limitations. Tax returns filed for the Company's open tax years or any ongoing audits remain open to adjustment in the major tax jurisdictions.

12. Commitments and Contingencies
From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. The Company provides current trustees and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of March 31, 2025 and December 31, 2024 and 2023 and management is not aware of any significant contingencies at March 31, 2025.
13. Subsequent Events
Conversion
After receiving shareholder approval of certain matters related to the Conversion at a special meeting of shareholders held on January 17, 2025, on April 1, 2025 (the "Conversion Date"), the Company filed a Notification of Registration pursuant to Section 8(a) of the 1940 Act, Form N-8A, and a Registration Statement on Form N-2 with the U.S. Securities and Exchange Commission, thereby completing the Conversion. The Company also changed its fiscal year to end on March 31 and it and the Manager entered into the Advisory Agreement (the "Advisory Agreement"). Shortly after the Conversion Date, the Company sold its remaining Agency RMBS, receiving sales proceeds of $500.9 million, and also liquidated its remaining TBA positions. Following the Conversion, the Company has applied to be taxed as a RIC under subchapter M of the Code.
As a result of the Conversion, the 2023 Equity Incentive Plan, the ATM program, and the 2018 Share Repurchase Program, each as discussed in Note 10, are no longer operative. The Management Agreement was terminated and the investment advisory functions set forth therein have been replaced by those set forth in the Advisory Agreement. Pursuant to the Advisory Agreement, the Company will pay the Adviser a quarterly fee (the "Base Management Fee") equal to 1.50% per annum of the Company's Net Asset Value (as defined below), prorated for partial quarterly periods based on the number of days in such partial period compared to a 90-day quarter, and calculated and payable quarterly in arrears.
In addition to the Base Management Fee, pursuant to the Advisory Agreement, the Company will pay the Adviser a performance fee (the "Performance Fee"). The Performance Fee is calculated and payable quarterly in arrears based upon the Company's Pre-Performance Fee Net Investment Income (as defined below) with respect to each fiscal quarter, and is subject to a hurdle rate, expressed as a rate of return on the Company's common equity, equal to 2.00% per quarter (i.e. 8.00% per annum), and is subject to a "catch-up" feature. Specifically:
•If the Company’s Pre-Performance Fee Net Investment Income for a fiscal quarter does not exceed the Hurdle Amount (as defined below) for such quarter, then no Performance Fee is payable to the Manager with respect to such quarter;
•If the Company’s Pre-Performance Fee Net Investment Income for a fiscal quarter exceeds the Hurdle Amount for such quarter but is less than or equal to 121.21% of the Hurdle Amount, then 100% of the portion of the Company’s Pre-Performance Fee Net Investment Income that exceeds the Hurdle Amount (the "Catch-Up") is payable to the Manager as the Performance Fee with respect to such quarter. Therefore, once the Company’s Pre-Performance Fee Net Investment Income for such quarter exactly reaches 121.21% of the Hurdle Amount, the Manager will have accrued a Performance Fee with respect to such quarter that is exactly equal to 17.5% of the Pre-Performance Fee Net Investment Income (because 21.21% of the Hurdle Amount (which is the Pre-Performance Fee Net Investment Income captured by the Manager during the Catch-Up phase) is equal to 17.5% of 121.21% of the Hurdle Amount (which is the entire Pre-Performance Fee Net Investment Income at the end of the Catch-Up phase)); and
•If the Company’s Pre-Performance Fee Net Investment Income for a fiscal quarter exceeds 121.21% of the Hurdle Amount for such quarter, then 17.5% of the Company’s Pre-Performance Fee Net Investment Income is payable to the Manager as the Performance Fee with respect to such quarter.
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

The Advisory Agreement has the following definitions:
Hurdle Amount for any fiscal quarter means the result obtained by multiplying the Net Asset Value of Common Equity at the end of the immediately preceding fiscal quarter by the Hurdle Rate. The Hurdle Amount will be appropriately adjusted for any common share issuances or repurchases during the fiscal quarter.
Hurdle Rate means 2.00% per quarter, or 8.00% per annum. The Hurdle Rate will be appropriately prorated for partial quarterly periods based on the number of days in such partial period compared to a 90-day quarter.
Net Asset Value means the figure that is equal to the total assets of the Company minus its total liabilities.
Net Asset Value of Common Equity means the portion of Net Asset Value attributable to common equity.
Pre-Performance Fee Net Investment Income for any fiscal quarter means interest income (including accretions of discounts, amortization of premiums, and payment-in-kind income), dividend income, and any other income (including any fee income) earned or accrued by the Company during such fiscal quarter, minus the Company’s operating expenses for such quarter (which, for this purpose, will not include any litigation-related expenses, any extraordinary expenses, or Performance Fee). Pre-Performance Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of computing Pre-Performance Fee Net Investment Income, the calculation methodology will look through total return swaps as if the Company owned the referenced assets directly. As a result, Pre-Performance Fee Net Investment Income includes net interest (whether positive or negative) associated with a total return swap, which is the difference between (a) the interest income and transaction fees related to the reference assets and (b) all interest and other expenses paid by the Company to the total return swap counterparty. In the case of an interest rate swap, Pre-Performance Fee Net Investment Income includes the net payments and net accruals of periodic payments.
The Advisory Agreement has an initial term expiring on April 1, 2027, unless terminated earlier in accordance with its terms. Thereafter, the Advisory Agreement will continue in effect from year to year, so long as such continuance shall be approved at least annually by (a) the vote of the Company’s Board, or by the vote of a majority of the outstanding voting securities of the Company and (b) the vote of a majority of the Company’s trustees who are not parties to the Advisory Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act.
Administration Agreement
In connection with the Conversion, on the Conversion Date, the Company and Ellington Credit Company Administration LLC (the "Administrator") entered into the Administration Agreement (the "Administration Agreement").
Pursuant to the Administration Agreement, the Administrator will furnish the Company with certain services, including office facilities, equipment and clerical, bookkeeping and record keeping services and the Administrator will also perform, or oversee the performance of, its required administrative services, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports for its shareholders. In addition, the Administrator will assist the Company in determining and publishing its Net Asset Value, oversee the preparation and filing of the Company's tax returns and print and disseminate reports to the Company's shareholders, as well as oversee the payment of the Company's expenses and the performance of administrative and professional services rendered to the Company by other parties.
In exchange for the services rendered under the Administration Agreement, the Company will pay the Administrator an amount equal to the Company's allocable portion of the Administrator’s costs and expenses incurred in performing its obligations and providing personnel (including wages, salaries, bonuses and related payroll expenses) under the Administration Agreement, including rent, office supplies, the fees and expenses associated with performing compliance functions, as well as the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer, Chief Operating Officer, and their respective support staff.
The Administration Agreement has an initial term expiring on April 1, 2027, unless terminated earlier in accordance with its terms. Thereafter, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (a) the vote of the Board or the vote of a majority of the outstanding voting securities of the Company and (b) the vote of a majority of the Company’s trustees who are not parties to this Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party.

Dividend Reinvestment Plan
In connection with the Conversion, on the Conversion Date the Company adopted the Dividend Reinvestment Plan (the "DRP"), to be administered by Equiniti Trust Company, LLC as plan agent (the "Plan Agent"), pursuant to an agreement adopted on the Conversion Date.
Under the DRP, the Company’s cash dividends and/or distributions (collectively, “Dividends”), after deducting any applicable U.S. withholding taxes, will be automatically reinvested in additional shares of the same class to which the Dividends relate.
Shareholders will automatically participate in the DRP unless they opt out by notifying the Plan Agent via telephone, in writing, or through the Plan Agent’s online portal. An opt-out election must be received by the Plan Agent before the record date of a given Dividend for such election to be effective for that Dividend. Shareholders holding shares through a nominee (e.g., a broker) must contact their nominee to make such elections. Shareholders who opt out will receive Dividends in cash.
Under the DRP, whenever the Company pays a Dividend, the Plan Agent will reinvest such Dividends for participating Shareholders in newly issued shares of the Company at a price per share equal to 95% of the market price per share at the close of regular trading on the New York Stock Exchange (the "NYSE") on the Dividend payment date (or, if no sale is reported that day, the average of the last bid and ask prices reported by the NYSE). While the Company generally intends to issue new shares under the DRP, the Board reserves the right to authorize the purchase of shares in the open market in connection with the DRP.
Dividends
On April 3, 2025, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share paid on May 27, 2025 to shareholders of record as of April 30, 2025.
On May 7, 2025, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share paid on June 30, 2025 to shareholders of record as of May 30, 2025.
On June 9, 2025, the Board of Trustees approved a monthly dividend in the amount of $0.08 per share payable on July 31, 2025 to shareholders of record as of June 30, 2025.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting for the period January 1, 2025–March 31, 2025
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of March 31, 2025.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The Fund's Board of Trustees
Four of the Fund's trustees are not “interested persons” of the Fund as defined in the 1940 Act (the “Independent Trustees” and, those Trustees who are “interested persons,” the “Interested Trustees”). Each trustee has been elected to serve until the Fund's 2026 annual meeting of shareholders or until such time as his or her respective successor is elected and qualified.
Information Regarding the Fund's Trustees
See below for biographical descriptions and certain other information with respect to each of the Fund's trustees, including the experience, qualifications, attributes, or skills of each trustee.
Independent Trustees

Name, and Year of Birth	Position(s) With the Fund	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years	Number of Portfolios in the Fund Complex to be Overseen	Other Directorships Held During Past Five Years
Robert B. Allardice, III 1946	Chairman of the Board	Board Member until 2026 annual shareholder meeting. Has served on the Board since May 2013 and has served as Chairman since January 2021.	Private Investor	1
Director, member of the audit committee, and chairman of the finance, investment and risk management committee of The Hartford Financial Services Group, Inc. (NYSE: HIG), from September 2008 until June 2023.
Director of GasLog Partners LP (NYSE: GLOP) from October 2014 until January 2021.

Ronald I. Simon, Ph.D. 1938	Trustee	Board Member until 2026 annual shareholder meeting. Has served on the Board since May 2013.	Private Investor	1
Director of EFC since 2007. Chairman of the Board of Directors and Chairman of the Audit Committee since January 2021.
Director of the successor company of SoftNet, Inc., American Independence Corp. (“AIC”), from 2002 until August 2016, when AIC was acquired by Independence Holdings Company (“IHC”).
Director of IHC from August 2016 until February 2022. Member of the Audit Committee of IHC from November 2017 until February 2022.

Name, Address and Year of Birth	Position(s) With the Fund	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years	Number of Portfolios in the Fund Complex to be Overseen	Other Directorships Held During Past Five Years
David J. Miller 1959	Trustee	Board Member until 2026 annual shareholder meeting. Has served on the Board since May 2013.	Private Investor	1
Director of StoneMor Inc. (NYSE: STON), the public predecessor to Everstory Inc., from July 2019 until November 2022 and Chairman of the Compensation, Nominations & Governance Committee and as a member of the Audit Committee from July 2019 until November 2022. Director of Everstory Inc. since November 2022, when StoneMor Inc. was taken private. Has served as Chairman of the Compensation, Nominations & Governance Committee and as a member of the Audit and Trust Investment Committees at Everstory Inc. since November 2022.
Director of J.G. Wentworth since January 2018. Chairman of the Board since January 2018.
Director of Prima Insurance since July 2018. Chairman of the Risk and Control Committee since July 2018.
Director of Figure Acquisition Corp. (NYSE: FACA) from February 2021 until December 2022 and Chair of the Audit Committee from February 2021 until December 2022.
Director of Lombard International Assurance from July 2015 until his resignation in December 2023.

Mary McBride 1955	Trustee	Board Member until 2026 annual shareholder meeting. Has served on the Board since March 2021.	President of CoBank, ACB from 2013 until 2016 Private Investor	1
Director of Intrepid Potash Inc., a diversified minerals company, since May 2020.
Director of CatchMark Timber Trust, Inc., a real estate company that invests in timberlands, from February 2018 until September 2022.

Interested Trustees

Name, and Year of Birth	Position(s) With the Fund	Term of Office and Length of Time Served	Principal Occupation(s) During Past Five Years	Number of Portfolios in the Fund Complex to be Overseen	Other Directorships Held During Past Five Years
Michael W. Vranos 1961	Portfolio Manager & Trustee	Board Member until 2026 annual shareholder meeting. Has served on the Board since the Fund’s inception in September 2012.	Co-Chief Investment Officer of the Fund (from October 2012 until April 2025); Portfolio Adviser of the Fund (since April 2025) Chief Executive Officer and President of the Adviser (since October 2012) Co-Chief Investment Officer of EFC (since June 2009) Founder and Chief Executive Officer of EMG (since December 1994)	1	None
Laurence E. Penn 1962	Chief Executive Officer, President & Trustee	Board Member until 2026 annual shareholder meeting. Has served on the Board since the Fund’s inception in September 2012.	Chief Executive Officer and President of the Fund (since October 2012) Vice Chairman of EMG (since 1995) Executive Vice President of our Adviser at EMG and member of EMG’s Investment and Risk Management Committee (since 1995) Chief Executive Officer and President of EFC (since August 2007)	2	Trustee of Ellington Income Opportunities Fund, a closed-end management investment company, since October 2018. Director of EFC since 2007.

Information Regarding the Fund's Executive Officer's
See below for biographical descriptions and certain other information with respect to each of the Fund's executive officers.

Name and Position With our Fund	Age	Background Summary
Laurence E. Penn Chief Executive Officer, President & Trustee	63	See “Information Regarding the Fund's Trustees—Interested Trustees.”
Michael W. Vranos Portfolio Manager & Trustee	63	See “Information Regarding the Fund's Trustees—Interested Trustees.”
Gregory Borenstein Portfolio Manager	40	Mr. Borenstein currently serves as one of our Portfolio Managers. He is also a Managing Director and the Head of Corporate Credit at EMG, and is responsible for EMG’s CLO investment business. Mr. Borenstein joined EMG in 2012 to establish and grow the firm’s CLO capabilities, which has led to CLOs representing an important component of EMG’s overall assets under management. In addition to CLOs, he is responsible for the management of index and bespoke tranches and is closely involved in the development of hedging strategies and broader portfolio management across the firm. Mr. Borenstein currently serves on the Portfolio Management and Risk Oversight Committees of EMG. Prior to joining EMG, Mr. Borenstein was a member of the Secondary CLO trading desk at Goldman Sachs, where he traded both US and European CLOs, along with Trust Preferred Securities (TruPS). He began his career on Goldman Sachs’ Proprietary Structured Credit Desk, which managed a multi-billion dollar portfolio, where Mr. Borenstein primarily focused on CLOs and credit derivatives. Mr. Borenstein holds degrees in Applied Mathematics and Economics from Johns Hopkins University.
Mark Tecotzky Executive Vice President	63	Mr. Tecotzky currently serves as Executive Vice President. Mr. Tecotzky previously served as our Co-Chief Investment Officer from October 2012 until April 2025. In addition, he has served as the Co-Chief Investment Officer of EFC since March 2008. Mr. Tecotzky is also Vice Chairman—Co-Head of Credit Strategies of EMG, and head portfolio manager for all MBS/ABS credit. Prior to joining EMG in July 2006, Mr. Tecotzky was the senior trader in the mortgage department at Credit Suisse. He developed and launched several of its securitization vehicles, including hybrid adjustable-rate mortgages, or “ARMs,” and second liens, and subsequently ran its hybrid ARM business, including conduit pricing, servicing sales, monthly securitization, trading of Agency/non-Agency hybrids of all ratings categories and managing and hedging the residual portfolio. Prior to joining Credit Suisse, Mr. Tecotzky worked with Mr. Vranos and many of the other EMG principals at Kidder Peabody, and traded Agency and non-Agency pass-throughs and structured CMOs as a Managing Director. Mr. Tecotzky holds a B.S. from Yale University, and received a National Science Foundation fellowship to study at MIT.
Christopher Smernoff Chief Financial Officer	48	Mr. Smernoff joined EMG in January 2007 and has served as our Chief Financial Officer since April 2018. Mr. Smernoff also served as our Controller from April 2013 to April 2018. Mr. Smernoff is responsible for managing all aspects of our finance and accounting operations. In addition, Mr. Smernoff has served as the Chief Accounting Officer of EFC since April 2018. Prior to that, Mr. Smernoff served as EFC’s Controller since February 2010. From January 2007 through February 2010, Mr. Smernoff was an Assistant Controller for various private entities managed by EMG. Prior to January 2007, Mr. Smernoff was employed as a manager in the assurance practice of PricewaterhouseCoopers LLP, where he was primarily focused on providing audit and accounting services to a variety of clients in the investment management industry. Mr. Smernoff is a member of the American Institute of Certified Public Accountants and holds a B.S. in Accounting and Finance from Boston College.

Name and Position With our Fund	Age	Background Summary
JR Herlihy Chief Operating Officer	43	Mr. Herlihy joined EMG in April 2011 and has served as our Chief Operating Officer since April 2018 and as our Treasurer since May 2017. In addition, Mr. Herlihy has been the Chief Financial Officer of EFC since April 2018, and its Treasurer since May 2017. Mr. Herlihy is also a Managing Director at EMG, where he has served in various capacities, including serving as Co-Chief Investment Officer of Ellington Housing Inc. (“EHR”), a real estate investment trust that was focused on single- and multi-family residential real estate assets, from EHR’s inception in September 2012 through December 2016. Mr. Herlihy also served as EHR’s Interim Chief Financial Officer from March 2015 through January 2016. Prior to April 2011, Mr. Herlihy held various positions in the real estate industry, including at the real estate private equity firm GTIS Partners LP, Capmark Financial Group (formerly GMAC Commercial Mortgage), and Jones Lang LaSalle. Mr. Herlihy earned a B.A. in Economics and History from Dartmouth College, summa cum laude and Phi Beta Kappa.
Daniel Margolis General Counsel	51	Mr. Margolis has been our General Counsel since April 2013 and also served as our Secretary from inception to April 2013. Mr. Margolis has also served as General Counsel of EMG and of EFC since July 2010. He is responsible for advising EMG on all legal, regulatory, compliance, documentation and litigation matters. Prior to joining EMG, Mr. Margolis was a Partner at Pillsbury, Winthrop, Shaw, Pittman LLP from 2007 to 2010 and before that was a Junior Partner at Wilmer, Cutler, Pickering, Hale and Dorr LLP from 2004 to 2007. In both positions, Mr. Margolis represented corporations and individuals, including financial services organizations, in criminal and regulatory investigations and in complex civil litigation. From 2000 to 2004, he served as an Assistant United States Attorney in the United States Attorney’s Office for the Southern District of New York where he prosecuted a variety of white-collar crimes including securities fraud, investment fraud, tax fraud and money laundering. In 2004, he received the John Marshall Award, the Department of Justice’s highest award for excellence in legal performance. He has a J.D. from New York University Law School, where he graduated cum laude, and a B.A. from Binghamton University where he graduated magna cum laude with highest honors in Political Science and was a member of Phi Beta Kappa.
The Board of Trustees
The Fund's business is managed through the oversight and direction of its Board of Trustees, which has established investment guidelines for the Adviser to follow in its day-to-day management of our business. The Adviser is an affiliate of EMG, a private investment management firm and registered investment advisor, and is responsible for administering the Fund's business activities and day-to-day operations. The Fund's Board currently consists of six trustees. The trustees are informed about the Fund's business at meetings of our Board and its committees and through supplemental reports and communications. The Fund's Independent Trustees meet regularly in executive sessions without the presence of our corporate officers.
The Fund's Board has established two standing committees that are comprised solely of Independent Trustees, the principal functions of which are briefly described below. Matters put to a vote at either committee must be approved by a majority of the trustees on the committee who are present at a meeting at which there is a quorum or by unanimous written consent of the trustees on that committee.
Trustee Independence
Pursuant to the 1940 Act, a majority of the Board will consist of directors who are not “interested persons” of the Fund, the Adviser, or of any of their respective affiliates (the “Independent Trustees”). Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Fund or its affiliates. The Board has determined that, currently, four of the Fund's six current trustees are Independent Trustees. The Fund monitors the relationships of its directors and officers through a questionnaire each director and officer completes at least annually and updates periodically as information provided in the most recent questionnaire changes.
The Fund has determined that the following members nominated to be trustees of our Board are independent: Robert B. Allardice, III, David J. Miller, Mary McBride, and Ronald I. Simon, Ph.D. Based upon information requested from each such trustee concerning his or her background, employment and affiliations, the Board has affirmatively determined that none of the Independent Trustees has a material business or professional relationship with the Fund or its affiliates, other than in his or her capacity as a member of the Board or any committee thereof.

Executive Sessions of Our Independent Trustees
In accordance with NYSE requirements, the Independent Trustees of the Fund's Board meet in executive session at least quarterly, without management present. Generally, these executive sessions follow a regularly scheduled quarterly meeting of our Board. During the three-month period ended March 31, 2025, the Independent Trustees of our Board met in executive session seven times without management. The Board's Chairman typically presides over such executive sessions of the Independent Trustees.
Information Regarding Our Board and Its Committees
Trustees are expected to attend all of the Fund's regular and special meetings of the Board and all meetings of the committees on which they serve. During the three-month period ended March 31, 2025, there were three meetings of the Board, and each of the current trustees attended at least 75% of the meetings of both the Board and committees on which he or she served.
The Fund has a policy that trustees attend our annual meetings of shareholders. Mr. Miller, Mr. Allardice, Dr. Simon, Mr. Vranos, Mr. Penn, and Ms. McBride attended the 2025 Annual Meeting of Shareholders and the Special Meeting.
The Board has established two standing committee: Audit, and Nominating and Corporate Governance. The charter for each committee, more fully describing the responsibilities of each committee, can be found on the Fund's website at www.ellingtoncredit.com under the “For Investors—Corporate Governance” section. Pursuant to their charters, each of these committees consists solely of Independent Trustees. The table below indicates the current committee membership and the number of times each committee met during the three-month period ended March 31, 2025.

Trustee Name	Audit Committee	Governance Committee
Robert B. Allardice, III	Chair	Member
Mary McBride	Member	Member
David J. Miller	Member	Member
Ronald I. Simon, Ph.D.	Member	Chair
Number of meetings during the three-month period ended March 31, 2025	1	1
The Fund's committees make recommendations to the Board as appropriate and regularly report on their activities to the entire Board.
Audit Committee
The members of the Audit Committee are Mr. Miller, Mr. Allardice, Dr. Simon, and Ms. McBride, each of whom is an Independent Trustee. Mr. Allardice serves as chairman of the Audit Committee. Pursuant to its charter, the Audit Committee assists the Board in overseeing (1) the accounting and financial reporting processes of the Fund and its internal control over financial reporting and, as the Audit Committee deems appropriate, to inquire into the internal control over financial reporting of certain third-party service providers, (2) the quality and integrity of the financial statements; (3) the Fund’s compliance with legal and regulatory requirements; (4) the engagement of the Fund’s independent auditor, including the review and evaluation of its qualifications, independence, and performance; and (5) the performance of the Fund’s independent auditors and internal audit function. The Audit Committee also (1) acts as a liaison between the Fund’s independent auditors and the Board, and (2) assists the Board’s oversight of any internal audit function of the Fund.
Each member of the Audit Committee meets the independence requirements of the 1940 Act, NYSE, and SEC rules and regulations, and each is financially literate. The Board has determined that each of Mr. Allardice, Ms. McBride, Mr. Miller, and Dr. Simon is an “audit committee financial expert” as that term is defined by the SEC and that each satisfies the financial expertise requirements of the NYSE.
Governance Committee
The members of the Governance Committee are Mr. Miller, Mr. Allardice, Dr. Simon, and Ms. McBride, each of whom is an Independent Trustee. Dr. Simon serves as chairman of the Governance Committee. Pursuant to its charter, the Governance Committee is responsible for identifying, recruiting, evaluating, and recommending to the Board qualified candidates for election as trustees and recommending a slate of nominees for election as trustees at the Fund’s annual meetings of shareholders. It also reviews the background and qualifications of individuals being considered as trustee candidates pursuant to attributes and criteria established by the committee and the Board from time to time. It reviews and makes recommendations on matters involving general operation of the Board and its corporate governance, and annually recommends to the Board nominees for each committee of the Board. In addition, the committee annually facilitates the assessment of the Board’s performance as a whole and of the individual trustees, and reports thereon to the Board. The Governance Committee is responsible for reviewing and approving in advance any related party transactions, other than related party transactions which have been pre-approved pursuant to pre-approval guidelines to address specific categories of transactions, which the committee reviews, evaluates and updates, as appropriate, from time to time.
In selecting candidates to recommend to the Board as trustee nominees, the Governance Committee looks at a number of attributes and criteria, including experience, skills, expertise, diversity of experience, personal and professional integrity, character, business judgment, time availability in light of other commitments (including the number of public and private company boards on which a candidate serves), dedication, conflicts of interest and such other relevant factors that the Governance Committee considers appropriate in the context of the needs of the Board. In assessing the needs of the Board, the Governance Committee and the Board review and consider from time to time the requisite skills and characteristics of individual trustees as well as the composition of the Board as a whole. After completing its evaluation of individual trustee nominees and our Board as a whole, our Board concluded that the six current trustees collectively have the experience, qualifications, attributes, and skills to effectively oversee the management of our Fund, including a high degree of personal and professional integrity, an ability to exercise sound business judgment on a broad range of issues, sufficient experience and background to have an appreciation of the issues facing our Fund, a willingness to devote the necessary time to Board duties, a commitment to representing the best interests of the Fund and its shareholders, and a dedication to enhancing shareholder value.
The Governance Committee will consider candidates recommended by shareholders for service on our Board and such proposed nominees will be considered and evaluated under the same criteria as described above. Any recommendation submitted to the Fund should be in writing and should include any supporting material the shareholder considers appropriate in support of that recommendation, but must include all information relating to such proposed nominee that would be required to be disclosed in connection with the solicitation of proxies for the election of the proposed nominee as a trustee in an election contest (even if an election contest is not involved), or would otherwise be required in connection with such solicitation, in each case pursuant to Regulation 14A (or any successor provision), a written statement certifying, among other things, that the proposed nominee, will serve as a trustee if elected and must otherwise comply with the requirements under our bylaws for shareholders to propose nominees. Shareholders wishing to propose a candidate for consideration may do so by submitting the above information addressed to Attention: Secretary, Ellington Credit Company, 53 Forest Avenue, Old Greenwich, Connecticut 06870. All recommendations for trustee nominations received by the Secretary that satisfy our bylaws requirements relating to such trustee nominations will be presented to the Governance Committee for its consideration. Shareholders also must satisfy the notification, timeliness, consent, and information requirements set forth in our bylaws.
Board Leadership Structure
While the roles are currently separated, the Board has not established a fixed policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board. Instead, the Board believes this determination is part of the succession planning process and should be considered upon the appointment or re-appointment of a Chief Executive Officer. The Board believes that the current separation of the role of Chief Executive Officer and Chairman of the Board is appropriate because it allows our Chief Executive Officer to focus on running our business, while allowing the Chairman of the Board to lead the Board in its fundamental role of providing advice to and independent oversight of management.
Board Oversight of Risk
The Board believes an effective risk management system will (1) timely identify the material risks that the Fund faces; (2) communicate necessary information with respect to material risks to the Fund's principal executive officer or principal financial officer and officers of the Adviser and, as appropriate, to the Board or relevant committee thereof; (3) implement appropriate and responsive risk management strategies consistent with the Fund's risk profile; and (4) integrate risk management into management and the Board’s decision-making.
EMG has an Investment and Risk Management Committee that advises and consults with the Fund's senior management team with respect to, among other things, the Fund's investment policies, portfolio holdings, financing and hedging strategies, and investment guidelines. The members of the Investment and Risk Management Committee include two of the Fund's trustees, Mr. Vranos and Mr. Penn, as well as one of its officers, Mark Tecotzky. The Audit Committee has been designated by the Board to take the lead in overseeing risk management. As part of its oversight function, the Audit Committee receives briefings provided by members of the Investment and Risk Management Committee, officers of the Adviser, and various advisors to the Fund regarding the adequacy of our risk management processes. The Audit Committee also regularly receives briefings from the Fund's internal auditor.
In addition, the Audit Committee receives regular reports from management on cybersecurity and related risks. The Board’s oversight of cybersecurity risk management is supported by the Audit Committee, which regularly interacts with the Fund's management team and other professionals who are responsible for assessing and managing material risks from cybersecurity threats at the Fund. The Adviser also regularly engage third parties to perform assessments of its cybersecurity posture, including penetration testing, user access control reviews and independent reviews of the information security control environment, and operating effectiveness. The results of such assessments, tests, and reviews are reported to the Audit Committee and the Board, and the Adviser adjusts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, tests, and reviews, including the implementation of new software and technologies.
The Board also encourages the Fund's officers and the officers of the Adviser to promote a corporate culture that incorporates risk management into the Fund's corporate strategy and day-to-day business operations and continually works with the Fund's officers, the officers of the Adviser and the Fund's advisors to assess and analyze the most likely areas of future risk for the Fund. In addition, the Compensation Committee has reviewed its compensation policies and practices with respect to certain employees of the Adviser who are dedicated or partially dedicated to providing services to the Fund taking into consideration risk management practices and risk-taking incentives. Following such review, the Compensation Committee (which was dissolved in connection with the Conversion) determined that its compensation policies and practices for such employees do not create risks that are reasonably likely to have a material adverse effect on the Fund.
Communications with Our Board
The Board has established a process for shareholders and other interested parties to communicate with the members of the Board, any trustee (including the Chairman of the Board), non-management members of the Board as a group or any committee. To do so, a shareholder or other interested party may send a letter addressed to Attention: Secretary, Ellington Credit Company, 53 Forest Avenue, Old Greenwich, Connecticut 06870. The Secretary will forward all such communications to the Fund's trustees.
Code of Ethics
The Board has established a Code of Ethics that applies to the Fund's officers and trustees and to the Adviser and certain of its affiliates' officers, directors, and employees when such individuals are acting for the Fund or on the Fund's behalf which is available on the Fund's website at www.ellingtocredit.com. Any waiver of the Code of Ethics of an executive officer or trustee may be made only by the Board or one of its committees.
Item 11. Board and Executive Compensation
Trustee Compensation
For the three-month period ended March 31, 2025, each of the Independent Trustees received a cash retainer of $17,500. In addition, the Chairman of the Board and the Chairmen of the Audit Committee, Compensation Committee (which has since been dissolved), and Nominating and Corporate Governance Committee received additional cash retainers of $6,250, $3,750, $1,875, and $1,875, respectively. These amounts represent the pro rata portion of the applicable annual retainers—$70,000 for Independent Trustees, and $25,000, $15,000, $7,500, and $7,500, respectively, for the aforementioned leadership roles—based on each Trustee’s period of service during the shortened fiscal year. The Fund changed its fiscal year end from December 31 to March 31, resulting in a three-month transition period from January 1, 2025 to March 31, 2025. Accordingly, compensation figures for this period reflect one-quarter of the full annual retainer amounts.
The Fund reimburses each trustee for their travel expenses incurred in connection with their attendance at full Board and committee meetings as well as the Annual Meeting of Shareholders and certain trustee education events.
Compensation of the Fund's Trustees in the three-month period ended March 31, 2025
The table below describes the compensation earned by the Fund's trustees during the three-month period ended March 31, 2025. Any member of our Board who is also an employee of our Adviser, EMG, or their respective affiliates does not receive additional compensation for serving on our Board of Trustees.

Name	Fees Earned or Paid in Cash	Restricted Common Share Awards	All Other Compensation(1)	Total Compensation
Robert B. Allardice, III	$27,500	$—	$463	$27,963
David J. Miller(2)	19,375	—	463	19,838
Ronald I. Simon, Ph.D.	19,375	—	463	19,838
Mary McBride	17,500	—	463	17,963
Laurence E. Penn	—	—	—	—
Michael W. Vranos	—	—	—	—

(1)Amounts reported in this column represent cash paid with respect to dividends paid during the three-month periodd ended March 31, 2025 on unvested restricted Common Share awards held by our Independent Trustees.
(2)Includes $1,875 paid to Mr. Miller for his service as chair of the Compensation Committee of the Board during the three-month period ended March 31, 2025. The Compensation Committee was dissolved in 2025 prior to the Conversion.
Executive Compensation
None of the Fund's executive officers are employees of the Fund, and the Fund does not have any employees. The Adviser provides investment management services to the Fund pursuant to the Advisory Agreement, and the Administrator provides certain administrative services to the Fund pursuant to the Administration Agreement. The Fund's executive officers are employed by EMG, and EMG makes them available to the Adviser and the Administrator pursuant to the Services Agreement. Other than indirectly through our Administrator as provided below, the Fund's executive officers do not receive cash compensation from the Fund for serving as named executive officers (“NEOs”), and the Fund does not pay or provide benefits, nor do the Fund reimburse the cost of any compensation or benefits paid by our Adviser, or EMG, to our NEOs. The following individuals were our NEOs for the three-month period ended March 31, 2025:
•Laurence E. Penn, our Chief Executive Officer and President;
•Christopher Smernoff, our Chief Financial Officer; and
•JR Herlihy, our Chief Operating Officer.
The Fund does not currently have any agreements with any of its NEOs regarding their cash compensation and it does not intend to enter into any such agreement or pay any cash compensation directly to them. Additionally, the Fund's NEOs are not required to devote a specific percentage of their time to the Fund's business. None of the Fund's executive officers receive any direct compensation from the Fund. Mr. Penn, the Fund's Chief Executive Officer, Mr. Vranos, a Portfolio Manager and Trustee, and Mr. Tecotzky, the Fund's Executive Vice President, through their ownership interest in the EMG, an affiliate of the Adviser, are entitled to a portion of any profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Advisory Agreement, less expenses incurred by the Adviser in performing its duties under the Advisory Agreement. Messrs. Penn, Vranos and Tecotzky do not receive any additional compensation from EMG in connection with the management of the Fund's portfolio.
The compensation of the Fund's Chief Financial Officer, Chief Operating Officer/Treasurer, and other officers and administrative personnel that provide services to the Fund, is paid by the Administrator, subject to reimbursement by the Fund of an allocable portion of such compensation for services rendered by such person to the Fund. The allocable portion of such compensation that is reimbursed to the Administrator by the Fund is based on an estimate of the time spent by such personnel in performing their respective duties for the Fund in accordance with the Administration Agreement. The Administration Agreement was not in place for the three-month period ended March 31, 2025; as a result, as of March 31, 2025 the Fund has not yet accrued any allocable portion of compensation expenses incurred by the Administrator on the Fund's behalf for any personnel. However, for the three-month period ended March 31, 2025, the Fund estimates that it would have incurred approximately $0.4 million of expenses, including compensation for the Chief Financial Officer and Chief Operating Officer, that would have been paid to the Administrator had the Administration Agreement been in place during such time.
Ms. Suzanne Hammer, the Fund's Chief Compliance Officer, is a Director of Vigilant Compliance, LLC (“Vigilant”) and performs her functions as the Fund's Chief Compliance Officer under the terms of an agreement between the Fund and Vigilant. For the three-month period ended March 31, 2025, we incurred approximately $13,950 in fees payable to Vigilant, and for the fiscal year beginning on April 1, 2025 and ending on March 31, 2026, we expect to incur approximately $55,800 in fees payable to Vigilant.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth, as of June 6, 2025, certain ownership information with respect to the Fund's common shares for those persons known to us to be the beneficial owners of more than 5% of our outstanding common shares and all of the Fund's trustees, and all of the Fund's trustees and executive officers as a group. In accordance with SEC rules, each listed person’s beneficial ownership includes:
•all Common Shares the investor actually owns beneficially or of record;
•all Common Shares over which the investor has or shares voting or dispositive control (such as in the capacity as a general partner of a fund); and
•all Common Shares the investor has the right to acquire within 60 days of June 6, 2025 (such as upon exercise of options that are currently vested or which are scheduled to vest within 60 days).

	Common Shares Beneficially Owned
Name	Number	Percentage of Outstanding Common Shares(1)
Independent Trustees:
Robert B. Allardice, III	55,703	*
David J. Miller(2)	65,703	*
Mary McBride	33,667	*
Ronald I. Simon, Ph.D.	69,464	*

Interested Trustees and Executive Officers:(3)
Michael W. Vranos(4)	139,605	*
Laurence E. Penn	35,710	*
Christopher Smernoff(5)	27,214	*
JR Herlihy(6)	57,094	*
Gregory Borenstein	18,000	*
Mark Tecotzky	8,282	*

All executive officers and trustees as a group (10 persons)(7)	510,442	1.4%
* Denotes beneficial ownership of less than 1% of our Common Shares.
(1)Based on an aggregate amount of 37,559,195 Common Shares issued and outstanding as of June 6, 2025. Assumes that derivative securities, if any, beneficially owned by a person are exercised for Common Shares. The total number of Common Shares outstanding used in calculating this percentage assumes that none of the derivative securities owned by other persons are exercised for Common Shares.
(2)Mr. Miller holds 10,000 of such Common Shares in a joint account with his spouse.
(3)The address for all NEOs and trustees is Ellington Credit Company, 53 Forest Avenue, Old Greenwich, CT 06870.
(4)Includes 106,472 Common Shares held directly by EMG Holdings, L.P., or “EMGH.” VC Investments L.L.C., or “VC,” and Michael W. Vranos each has shared voting and dispositive power over these Common Shares. VC is the general partner of EMGH. Mr. Vranos is the managing member of, and holds a controlling interest in VC. The address for each entity is 53 Forest Avenue, Old Greenwich, CT 06870.
(5)Includes 5,663 Common Shares that will vest on December 12, 2025, 2,216 Common Shares that will vest on December 14, 2025, and 2,332 Common Shares that will vest on December 12, 2026.
(6)Includes 11,687 Common Shares that will vest on December 12, 2025, 5,020 Common Shares that will vest on December 14, 2025, and 12,659 Common Shares that will vest on December 12, 2026.
(7)Includes 17,350 Common Shares that will vest on December 12, 2025, 7,236 Common Shares that will vest on December 14, 2025, and 14,991 Common Shares that will vest on December 12, 2026.
Dollar Ranges of Shares Beneficially Owned by Trustees and Executive Officers
The following tables sets forth the dollar range of equity securities of the Fund that each trustee and executive officer beneficially owned as of June 6, 2025 using a per share value of $5.88, the mid-point of the range of the Fund's estimated net asset value per common share as of April 30, 2025. For purposes of this table, beneficial ownership is defined to mean a direct or indirect pecuniary interest.
Independent Trustees

Name of Independent Trustee	Dollar Range of Equity Securities in the Fund(1)	Aggregate Dollar Range of Equity Securities in All Registered Investment Companies Overseen by Trustees in Family of Investment Companies(1)
Robert B. Allardice, III	$100,001–$500,000	$100,001–$500,000
Mary McBride	$100,001–$500,000	$100,001–$500,000
David J. Miller	$100,001–$500,000	$100,001–$500,000
Ronald I. Simon, Ph.D.	$100,001–$500,000	$100,001–$500,000
(1)Dollar ranges are as follows: None, $1–$10,000, $10,001–$50,000, $50,001–$100,000, $100,001–$500,000, $500,001–$1,000,000, or Over $1,000,000.

Interested Trustees and Executive Officers

Name of Interested Trustee or Officer	Dollar Range of Equity Securities in the Fund(1)	Aggregate Dollar Range of Equity Securities in All Registered Investment Companies Overseen by Trustees in Family of Investment Companies(1)
Michael Vranos(2)	$500,001–$1,000,000	$500,001–$1,000,000
Laurence Penn(2)	$100,001–$500,000	$100,001–$500,000
Christopher Smernoff	$100,001–$500,000	$100,001–$500,000
JR Herlihy	$100,001–$500,000	$100,001–$500,000
Greg Borenstein	$100,001–$500,000	$100,001–$500,000
Mark Tecotzky	$10,001–$50,000	$10,001–$50,000
Daniel Margolis	None	None
(1)Dollar ranges are as follows: None, $1–$10,000, $10,001–$50,000, $50,001–$100,000, $100,001–$500,000, $500,001–$1,000,000, or Over $1,000,000.
(2)Interested Trustee of the Fund.
Equity Compensation Plan Information
The Fund's has no compensation plan under which it can issue equity securities out of. However, the Fund's previous 2023 Equity Incentive Plan, which was terminated in connection with the Conversion, still has unvested restricted Common Shares issued pursuant to such plan. The following table sets forth information as of June 30, 2025 with respect to the 2023 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of our outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	39,577	N/A	(1)	N/A
Equity compensation plans not approved by security holders	—	—		—
(1)All outstanding awards issued under the 2023 Equity Incentive Plan represent restricted Common Shares, which do not have an exercise price.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Each of the Fund's trustees and executive officers is required to complete an annual disclosure questionnaire and report all transactions with us in which they and their immediate family members had or will have a direct or indirect material interest with respect to us. The Governance Committee generally reviews any past or proposed transactions between the Fund and related persons (as such term is defined in Item 404 of Regulation S-K). If the Governance Committee believes a transaction is significant to the Fund and raises particular conflict of interest issues, the Governance Committee will discuss the matter with legal or other appropriate counsel to evaluate and approve the transaction.
Upon completion of the Conversion, the Fund is now subject to the restrictions under the 1940 Act prohibiting certain transactions with affiliated persons of the Fund, including restrictions on engaging in principal transactions and joint transactions with affiliated persons absent exemptive relief, which the Fund has submitted an application for.
Advisory Agreement
The Fund entered into the Advisory Agreement with its Adviser upon the Conversion, pursuant to which the Fund's Adviser provides for the day-to-day management of our operations. Mr. Vranos, one of the Fund's Portfolio Managers and Trustee, Mr. Penn, the Fund's Chief Executive Officer, President, and Trustee, Mark Tecotzky, the Fund's Executive Vice President, Christopher Smernoff, the Fund's Chief Financial Officer, JR Herlihy, the Fund's Chief Operating Officer, and Daniel Margolis, the Fund's General Counsel, each also serves as an officer of the Adviser. The Advisory Agreement requires the Adviser to, among other things, (i) determine the composition of the Fund's portfolio, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identify, evaluate, and negotiate the structure of the investments we make; (iii) close, monitor, and service our investments; and (iv) determine the securities and other assets that we will purchase, retain, or sell. A description of the material terms of the Advisory Agreement is included under the heading “The Advisory Agreement” in the Registration Statement on Form N-2 that we filed with the SEC.

Management Fees
Base Management Fees
Under the Advisory Agreement, the Fund pays the Adviser a Base Management Fee with respect to each fiscal quarter, equal to the product of 0.375% (i.e., 1.50% per annum) and the Fund's “Net Asset Value,” which is equal to it total assets minus total liabilities, as of the end of such fiscal quarter. The Base Management Fee is prorated for partial quarterly periods based on the number of days in such partial period compared to a 90-day quarter and is calculated and payable quarterly in arrears.
Performance Fees
Under the Advisory Agreement, the Fund pays our Adviser a Performance Fee calculated and payable quarterly in arrears based upon the Fund's “Pre-Performance Fee Net Investment Income” with respect to each fiscal quarter, and is subject to a hurdle rate, expressed as a rate of return on our common equity, equal to 2.00% per quarter (i.e. 8.00% per annum), and is subject to a "catch-up" feature. Specifically:
•If the Fund's Pre-Performance Fee Net Investment Income for a fiscal quarter does not exceed the Hurdle Amount (as defined below) for such quarter, then no Performance Fee is payable to the Adviser with respect to such quarter;
•If the Fund's Pre-Performance Fee Net Investment Income for a fiscal quarter exceeds the Hurdle Amount for such quarter but is less than or equal to 121.21% of the Hurdle Amount, then 100% of the portion of the Fund’s Pre-Performance Fee Net Investment Income that exceeds the Hurdle Amount (the “Catch-Up”) is payable to the Adviser as the Performance Fee with respect to such quarter.
◦Therefore, once the Fund's Pre-Performance Fee Net Investment Income for such quarter exactly reaches 121.21% of the Hurdle Amount, the Adviser will have accrued a Performance Fee with respect to such quarter that is exactly equal to 17.5% of the Pre-Performance Fee Net Investment Income (because 21.21% of the Hurdle Amount (which is the Pre-Performance Fee Net Investment Income captured by the Adviser during the Catch-Up phase) is equal to 17.5% of 121.21% of the Hurdle Amount (which is the entire Pre-Performance Fee Net Investment Income at the end of the Catch-Up phase)); and
•If the Fund's Pre-Performance Fee Net Investment Income for a fiscal quarter exceeds 121.21% of the Hurdle Amount for such quarter, then 17.5% of our Pre-Performance Fee Net Investment Income is payable to the Adviser as the Performance Fee with respect to such quarter.
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
For these purposes, the following definitions are applicable:
"Hurdle Amount" for any fiscal quarter means the result obtained by multiplying the Net Asset Value of Common Equity at the end of the immediately preceding fiscal quarter by the Hurdle Rate. The Hurdle Amount will be appropriately adjusted for any common share issuances or repurchases during the fiscal quarter.
"Hurdle Rate" means 2.00% per quarter, or 8.00% per annum. The Hurdle Rate will be appropriately prorated for partial quarterly periods based on the number of days in such partial period compared to a 90-day quarter.
"Net Asset Value" means the figure that is equal to the total assets of the Fund minus its total liabilities.
“Net Asset Value of Common Equity” means the portion of Net Asset Value attributable to common equity.
"Pre-Performance Fee Net Investment Income" for any fiscal quarter means interest income (including accretions of discounts, amortization of premiums, and payment-in-kind income), dividend income, and any other income (including any fee income) earned or accrued by the Fund during such fiscal quarter, minus the Fund’s operating expenses for such quarter (which, for this purpose, will not include any litigation-related expenses, any extraordinary expenses, or Performance Fee). Pre-Performance Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of computing Pre-Performance Fee Net Investment Income, the calculation methodology will look through total return swaps as if the Fund owned the referenced assets directly. As a result, Pre-Performance Fee Net Investment Income includes net interest (whether positive or negative) associated with a total return swap, which is the difference between (a) the interest income and transaction fees related to the reference assets and (b) all interest and other expenses paid by the Fund to the total return swap counterparty. In the case of an interest rate swap, Pre-Performance Fee Net Investment Income includes the net payments and net accruals of periodic payments.

Under the now-terminated management agreement, total management fees incurred for each of the years ended December 31, 2024 and 2023 were approximately $2.5 million and $1.8 million, respectively. The Adviser previously agreed to waive all Performance Fees payable for all fiscal periods through the first quarter of 2025.
Administration Agreement
The Fund entered into an administration agreement, dated as of April 1, 2025, with Ellington Credit Company Administration LLC, a Delaware limited liability company (the “Administrator”) (such agreement, the “Administration Agreement”). Pursuant to the Administration Agreement, the Administrator, among other things, furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and also performs, or oversees the performance of, its required administrative services, which include, among other things, being responsible for the financial records which the Fund is required to maintain, and preparing reports to the Fund's shareholders. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of the Administrator’s costs and expenses incurred in performing its obligations and providing personnel (including wages, salaries, bonuses and related payroll expenses) under the Administration Agreement, including rent, office supplies, the fees and expenses associated with performing compliance functions, and the Fund’s allocable portion of the costs of compensation and related expenses of the Fund’s Chief Financial Officer, Chief Operating Officer, and their respective support staff. To the extent the Administrator outsources any of its functions, the Fund pays the fees on a direct basis, without profit to the Administrator. The Administration Agreement may be terminated by the Fund without penalty upon not less than 60 days’ written notice to the Administrator and by the Administrator upon not less than 90 days’ written notice to the Fund. The Administration Agreement will remain in effect if approved by the Board, including by a majority of the Independent Trustees. Mr. Vranos, one of the Fund's Portfolio Managers and Trustee, Mr. Penn, the Fund's Chief Executive Officer, President, and Trustee, Mark Tecotzky, our Executive Vice President, Christopher Smernoff, the Fund's Chief Financial Officer, JR Herlihy, the Fund's Chief Operating Officer, and Daniel Margolis, the Fund's General Counsel, each also serves as an officer of the Administrator.
Services Agreement
Both the Adviser and the Administrator are party to a services agreement with EMG, pursuant to which EMG provides the personnel, services, and resources as needed to enable the Adviser and the Administrator to carry out their respective obligations and responsibilities under the Advisory Agreement and the Administration Agreement. The Fund is a named third-party beneficiary to the services agreement and, as a result, have, as a non-exclusive remedy, a direct right of action against EMG in the event of any breach by the Adviser or the Administrator of any of their respective duties, obligations or agreements under the Advisory Agreement or the Administration Agreement, respectively, that arise out of or result from any breach by EMG of its obligations under the services agreement. The services agreement will terminate with respect to the Adviser, upon termination of the Advisory Agreement, and with respect to the Administrator, upon termination of the Administration Agreement. Pursuant to the services agreement, the Adviser and the Administrator make certain payments to EMG in connection with the services provided. The Adviser, the Administrator, and EMG are under common ownership and control. As a result, all advisory fee compensation earned by the Adviser, all payments made to the Administrator and all fees earned by EMG accrue to the common benefit of the owners of the Adviser, the Administrator and EMG, namely EMG Holdings, L.P. and VC Investments L.L.C.
Compensation of Trustees
The Fund's Interested Trustees do not receive compensation for serving on the Board. For information regarding the compensation of the Fund's Independent Trustees, see “Trustee Compensation” above.
Item 14. Principal Accountant Fees and Services
The Audit Committee has appointed PricewaterhouseCoopers LLP (“PwC”) as the Fund's independent registered public accounting firm to audit the financial statements of the Fund and its subsidiaries for the three-month period ended March 31, 2025. At the annual meeting held on May 29, 2025, shareholders ratified the appointment of PwC to serve as the Fund's independent registered public accounting firm for the fiscal year ended March 31, 2026.
PwC has advised the Audit Committee that they are an independent accounting firm with respect to the Fund and its subsidiaries within the meaning of standards established by the American Institute of Certified Public Accountants, or the “AICPA,” the Public Company Accounting Oversight Board, or the “PCAOB,” the Independence Standards Board and federal securities laws.

PwC’s Fees
PwC’s fees for professional services rendered in or provided for the three-month period ended March 31, 2025 and years ended December 31, 2024 and 2023, as applicable, were:

	Three-Month Period Ended March 31, 2025	Year Ended
		December 31, 2024	December 31, 2023
Audit Fees	$205,000	$514,250	$476,840
Audit-related Fees	—	44,700	76,500
Tax Fees	—	—	—
All Other Fees	253	1,010	1,641
Total Fees	$205,253	$559,960	$554,981
Audit Fees—Audit fees consist of fees billed by PwC related to the audit of the Fund's consolidated financial statements. Audit fees are those billed or expected to be billed for audit services related to each fiscal year.
Audit-related Fees—Audit-related fees consist of fees billed or expected to be billed by PwC for other audit and attest services, financial accounting, reporting and compliance matters, risk and control reviews, and the issuance of comfort letters and SEC consents and certain agreed upon procedures and other attestation reports including fees for such services provided in connection with the Fund's public offerings. Fees for audit-related services are for those services rendered during each fiscal year.
Tax Fees—Tax fees consist of fees billed or expected to be billed by PwC for tax compliance, advisory, and planning services rendered during the fiscal year.
All Other Fees—All other fees mostly consist of costs associated with certain online subscription services.
Audit Committee Pre-Approval Policies and Procedures
On at least an annual basis, the Audit Committee pre-approves a list of services and sets pre-approval fee levels that may be provided by PwC without obtaining engagement specific pre-approval from the Audit Committee. The pre-approved list of services consists of audit services, audit-related services, tax services and all other services. All requests or applications for PwC audit services, audit-related services, tax services, or all other services must be submitted to the Fund's Chief Financial Officer to determine if the services are included within the pre-approved list of services that have received Audit Committee pre-approval. Any type of service that is not included on the pre-approved list of services must be specifically approved by the Audit Committee or its designee. Any proposed service that is included on the list of pre-approved services but will cause the pre-approved fee level to be exceeded will also require specific pre-approval by the Audit Committee or its designee. The Audit Committee has chosen the Audit Committee Chairman as its designee.
All of the services rendered by and fees paid to PwC during the three-month period ended March 31, 2025 were pre-approved by the Audit Committee, and there were no services for which the de minimis exception permitted in certain circumstances under SEC rules was utilized.
In addition, following the Conversion, the Audit Committee, as the audit committee to registered investment company, pre-approves annually any permitted non-audit services (including audit-related services) to be provided by the independent registered public accounting firm to the Adviser and any entity controlling, controlled by, or under common control with the Adviser that provides ongoing services to the Fund (together, the “Service Affiliates”), provided, in each case, that the engagement relates directly to the operations and financial reporting of the Fund. Although the Audit Committee does not pre-approve all services provided by the independent registered public accounting firm to the Service Affiliates (for instance, if the engagement does not relate directly to the operations and financial reporting of the Fund), the Audit Committee receives an annual report showing the aggregate fees paid by the Service Affiliates for such services.
The Audit Committee may also from time to time pre-approve individual non-audit services to be provided to the Fund or a Service Affiliate that were not pre-approved as part of the annual process described above. The Audit Committee may form and delegate authority to subcommittees consisting of one (1) or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that any decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

The pre-approval policies provide for waivers of the requirement that the Audit Committee pre-approve non-audit services provided to the Fund pursuant to de minimis exceptions described in Section 10A of the Exchange Act and applicable regulations.
There were no non-audit services provided by the independent registered public accounting firm to any Service Affiliates in the years presented above.

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
3.1
Articles of Conversion filed with the State Department of Assessments & Taxation of Maryland on March 28, 2025 (incorporated by reference to Exhibit 3.1 of the Fund's Current Report on Form 8-K filed on April 1, 2025).

3.2
Certificate of Conversion filed with the Secretary of State of the State of Delaware on March 28, 2025 (incorporated by reference to Exhibit 3.1 of the Fund's Current Report on Form 8-K filed on April 1, 2025).

3.3
Certificate of Trust filed with the Secretary of State of the State of Delaware on March 28, 2025 (incorporated by reference to Exhibit 3.3 of the Fund's Current Report on Form 8-K filed on April 1, 2025).

3.4	Amended and Restated Declaration of Trust dated as of April 1, 2025 (incorporated by reference to Exhibit 3.4 of the Fund's Current Report on Form 8-K filed on April 1, 2025).

3.5	Amended and Restated Bylaws of Ellington Credit Company dated as of April 1, 2025 (incorporated by reference to Exhibit 3.5 of the Fund's Current Report on Form 8-K filed on April 1, 2025).

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

10.1+
Advisory Agreement between Ellington Credit Company and Ellington Credit Company Management LLC, dated as of April 1, 2025 (incorporated by reference to Exhibit 10.1 of the Fund's Current Report on Form 8-K filed on April 1, 2025).

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

10.13
Administration Agreement between Ellington Credit Company and Ellington Credit Company Administration LLC, dated as of April 1, 2025 (incorporated by reference to Exhibit 10.2 of the Fund's Current Report on Form 8-K filed on April 1, 2025).

10.14
Sixth Amended and Restated Management Agreement, dated June 25, 2024, by and between Ellington Credit Company and Ellington Credit Company Management LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 25, 2024).

10.15	Ellington Credit Company Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on June 25, 2024).

10.16
Termination Notice, dated March 31, 2025, from Ellington Credit Company Management LLC to Ellington Credit Company (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on June 25, 2024).

19.1	Insider Trading Policy, dated as of April 1, 2025

21.1	List of Subsidiaries

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

97.1+	Policy Relating to Recovery of Erroneously Awarded Compensation, dated as of April 1, 2025

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ELLINGTON CREDIT COMPANY
Date:	June 23, 2025	By:	/s/ LAURENCE PENN
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

Signature	Title	Date

/s/ LAURENCE PENN	Chief Executive Officer, President and Trustee (Principal Executive Officer)	June 23, 2025
LAURENCE PENN

/s/ CHRISTOPHER SMERNOFF	Chief Financial Officer (Principal Financial and Accounting Officer)	June 23, 2025
CHRISTOPHER SMERNOFF

/s/ MICHAEL W. VRANOS	Trustee	June 23, 2025
MICHAEL W. VRANOS

/s/ ROBERT B. ALLARDICE, III	Chairman of the Board	June 23, 2025
ROBERT B. ALLARDICE, III

/s/ RONALD I. SIMON PH.D	Trustee	June 23, 2025
RONALD I. SIMON PH.D

/s/ MARY MCBRIDE	Trustee	June 23, 2025
MARY MCBRIDE

/s/ DAVID MILLER	Trustee	June 23, 2025
DAVID MILLER